Form 10-Q
period 2010-06-30
Quad/Graphics, Inc.
filed 2010-08-13
CIK 1481792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐         TRANSITION REPORT PURSURANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 001-34806

QUAD/GRAPHICS, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1152983
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

N63 W23075 Highway 74, Sussex, Wisconsin 53089-2827

(Address of principal executive offices) (Zip Code)

(414) 566 – 6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Registrant is not yet required to provide financial disclosure in an Interactive Data File Format.)  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 12, 2010

Class A Common Stock	31,588,665

Class B Common Stock	15,005,672

Class C Common Stock	245,353

QUAD/GRAPHICS, INC.

FORM 10-Q INDEX

For the Quarter Ended June 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.                Financial Statements (unaudited)

QUAD/GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Products	$345.5	$343.6	$696.8	$705.0
Services	48.8	45.2	101.1	99.3
Total net sales	394.3	388.8	797.9	804.3

Cost of sales
Products	255.4	250.3	515.7	514.9
Services	33.8	31.4	69.9	69.1
Total cost of sales	289.2	281.7	585.6	584.0

Selling, general and administrative expenses	49.3	47.4	96.9	94.0
Depreciation and amortization	48.2	49.0	97.5	98.1
Restructuring, impairment and transaction-related charges	31.3	2.5	37.6	8.7
Total operating expenses	418.0	380.6	817.6	784.8

Operating (loss) income	(23.7)	8.2	(19.7)	19.5

Interest expense	15.0	16.1	30.3	32.5

Loss before income taxes and equity in earnings of unconsolidated entities	(38.7)	(7.9)	(50.0)	(13.0)

Income tax (benefit) expense	(1.5)	0.2	(1.6)	0.8

Loss before equity in earnings of unconsolidated entities	(37.2)	(8.1)	(48.4)	(13.8)

Equity in earnings of unconsolidated entities	1.6	0.9	4.3	2.1

Net loss	$(35.6)	$(7.2)	$(44.1)	$(11.7)

Net earnings attributable to noncontrolling interests	(0.1)	—	(0.1)	—

Net loss attributable to Quad/Graphics common shareholders	$(35.7)	$(7.2)	$(44.2)	$(11.7)

Loss per share attributable to Quad/Graphics common shareholders:
Basic and Diluted	$(1.27)	$(0.25)	$(1.57)	$(0.41)

Weighted average number of common shares outstanding:
Basic and Diluted	28.1	28.4	28.1	28.4

See accompanying Notes to Condensed Consolidated Financial Statements.

QUAD/GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$8.8	$8.9
Receivables, less allowances for doubtful accounts of $21.5 at June 30, 2010 and $22.4 at December 31, 2009	197.0	227.2
Inventories	106.7	87.3
Prepaid expenses and other current assets	6.2	7.4
Deferred income taxes	4.0	5.3

Total current assets	322.7	336.1

Property, plant and equipment—net	1,568.8	1,677.3
Goodwill	39.6	39.6
Other intangible assets—net	8.9	10.0
Equity method investments in unconsolidated entities	52.4	40.7
Other long-term assets	20.4	5.5

Total assets	$2,012.8	$2,109.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$104.0	$105.0
Tax distributions payable	4.8	6.9
Accrued liabilities	137.9	144.8
Short-term and current portion of long-term debt	147.8	100.1
Current portion of capital lease obligations	3.9	7.6

Total current liabilities	398.4	364.4

Long-term debt	709.4	749.7
Capital lease obligations	15.7	15.8
Deferred income taxes	12.5	16.0
Other long-term liabilities	36.5	39.9

Total liabilities	1,172.5	1,185.8

Commitments and contingencies (Note 9)

Redeemable equity (Note 14)	50.9	141.5

Quad/Graphics common stock and other equity (Note 14)
Preferred stock	—	—
Common stock, Class A	0.5	0.4
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	77.4	77.8
Treasury stock, at cost	(304.1)	(304.5)
Retained earnings	1,039.1	1,011.2
Accumulated other comprehensive loss	(24.3)	(3.7)

Quad/Graphics common stock and other equity	789.0	781.6

Noncontrolling interests	0.4	0.3

Total common stock and other equity and noncontrolling interests	789.4	781.9

Total liabilities and shareholders’ equity	$2,012.8	$2,109.2

See accompanying Notes to Condensed Consolidated Financial Statements.

QUAD/GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(44.1)	$(11.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97.5	98.1
Impairment charges	24.4	—
Stock-based compensation charges	2.5	2.2
Loss on sales or disposal of property, plant and equipment	0.6	0.1
Deferred income taxes	(1.9)	0.2
Equity in earnings of unconsolidated entities	(4.3)	(2.1)
Dividends from unconsolidated entities	0.1	2.1
Changes in operating assets and liabilities—net of acquisitions	(0.5)	(20.2)

Net cash provided by operating activities	74.3	68.7

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(42.5)	(57.1)
Proceeds from the sale of property, plant and equipment	0.5	0.1
Equity investment in unconsolidated entities	(10.0)	—
Acquisitions of businesses, net of cash acquired	—	(0.6)

Net cash used in investing activities	(52.0)	(57.6)

FINANCING ACTIVITIES
Payments of long-term debt	(19.7)	(17.7)
Payments of capital lease obligations	(7.1)	(5.8)
Borrowings on revolving credit facilities	217.4	314.7
Payments on revolving credit facilities	(175.5)	(301.7)
Payment of capitalized debt issuance costs	(13.7)	—
Proceeds from issuance of common stock	0.2	1.1
Purchase of treasury stock	—	(5.8)
Payment of cash dividends	(14.0)	—
Payment of tax distributions	(9.1)	(10.0)

Net cash used in financing activities	(21.5)	(25.2)

Effect of exchange rates on cash and cash equivalents	(0.9)	—

Net decrease in cash and cash equivalents	(0.1)	(14.1)

Cash and cash equivalents at beginning of period	8.9	18.8

Cash and cash equivalents at end of period	$8.8	$4.7

SUPPLEMENTAL NON-CASH DISCLOSURE
Acquisition of noncontrolling interest (Note 3)	$—	$8.9

See accompanying Notes to Condensed Consolidated Financial Statements.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the “Company” or “Quad/Graphics”) have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2009 and notes thereto included in the Company’s Registration Statement on Form S-4/A (Registration No. 333-165259) filed with the SEC on May 26, 2010.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010.  The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and six months ended June 30, 2010 and 2009.  All significant intercompany transactions have been eliminated in consolidation.  These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements.  Actual results could differ from these estimates.

On July 2, 2010, pursuant to the terms and conditions of the arrangement agreement with World Color Press Inc. (“World Color Press”) dated as of January 25, 2010, World Color Press has become a wholly-owned subsidiary of Quad/Graphics, as further discussed in Notes 3 and 17.  World Color Press’ results of operations and account balances will be included in the Company’s results of operations and balance sheet prospectively as of the July 2, 2010 transaction date.

Note 2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, this accounting guidance clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity.  Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities.  The Company adopted this guidance effective January 1, 2010, and the adoption of the accounting guidance did not have an impact on the Company’s consolidated financial statements.

Note 3. Acquisitions

2010 Acquisitions

On January 25, 2010, Quad/Graphics and World Color Press signed a definitive arrangement agreement pursuant to which Quad/Graphics would acquire World Color Press.  On May 26, 2010, Quad/Graphics filed with the SEC the final amendment to its Registration Statement on Form S-4/A (Registration No. 333-165259) to register with the SEC its Class A common stock to be issued to the World Color Press shareholders upon consummation of the acquisition, and on May 27, 2010 the SEC declared that registration statement effective.  On June 24, 2010, the Quad/Graphics shareholders approved the transaction and on June 25, 2010, the World Color Press shareholders approved the transaction.  On June 28, 2010, the Quebec Superior Court issued the final order granting approval of the plan of arrangement under the Canada Business Corporations Act.  The acquisition was completed on July 2, 2010.  See Note 17 for events subsequent to June 30, 2010, pertaining to the consummation of the World Color Press acquisition.

2009 Acquisitions

On January 30, 2009, the Company acquired the final 32% interest in Quad/Winkowski Sp. z o.o. (“Quad/Winkowski”) to increase the Company’s ownership to 100% in exchange for fair value consideration of $8.9 million. Quad/Winkowski’s operations are included in the International segment.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

Note 4. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges during the three and six months ended June 30, 2010 and 2009 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Employee Terminations	$1.2	$2.5	$1.2	$8.7
Impairment Charges	24.4	—	24.4	—
Transaction-Related Charges	2.7	—	8.9	—
Integration Costs	2.2	—	2.2	—
Other Restructuring Charges	0.8	—	0.9	—
Total	$31.3	$2.5	$37.6	$8.7

The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events.  Changes to the estimates may require future adjustments to the restructuring liabilities.  The costs related to restructuring activities have been recorded on the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges.

On June 16, 2010, the Company announced a plant closure in Poland.  The Company began equipment relocations in July and expects to complete all moves by the end of 2010.  At that time, the plant will be permanently closed.  As part of this plant closure, the Company has recognized $1.2 million of legally required severance charges in the three and six months ended June 30, 2010 and will incur additional severance charges in the future for 707 headcount reductions.  The Company expects the majority of the restructuring related cash payments to be made within the next twelve months.

For the three and six months ended June 30, 2010, the company recorded: (1) $1.2 million of legally required severance for the previously discussed Poland plant closure (International segment) for both periods, (2) $24.4 million of impairment charges on assets for the Poland plant closure for both periods, (3) $2.7 million and $8.9 million, respectively, of transaction costs in connection with the acquisition of World Color Press (discussed further in Notes 3 and 17), (4) $2.2 million of integration costs in connection with the acquisition of World Color Press (discussed further in Notes 3 and 17) for both periods and (5) $0.8 million and $0.9 million, respectively, of lease termination costs related to the U.S. Print and Related Services segment.  The transaction costs and the integration costs are expensed as incurred in accordance with the applicable accounting guidance on business combinations, and are recorded within the Corporate segment.

For the three and six months ended June 30, 2009, the company recorded: (1) $2.4 million and $8.6 million for 166 and 716 headcount reductions, respectively, related to the U.S. Print and Related Services segment and (2) $0.1 million for 72 headcount reductions related to the International segment for both periods.

Activity impacting the Company’s restructuring reserve for the six months ended June 30, 2010 is as follows:

	Employee Terminations	Impairment Charges	Transaction- Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2009	$0.1	$—	$—	$—	$1.4	1.5

Reserve provisions	1.2	24.4	8.9	2.2	0.9	37.6
Cash payments	(0.1)	—	(7.5)	(2.2)	(1.2)	(11.0)
Non-cash write-offs	—	(24.4)	—	—	—	(24.4)

Balance at June 30, 2010	$1.2	$—	$1.4	$—	$1.1	$3.7

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

Note 5. Goodwill and Other Intangible Assets

Goodwill at June 30, 2010 and December 31, 2009 was as follows:

	U.S. Print and Related Services	International	Total
Balance at December 31, 2009	$37.5	$2.1	$39.6
Acquisitions	—	—	—

Balance at June 30, 2010	$37.5	$2.1	$39.6

Goodwill at June 30, 2010 and December 31, 2009 did not include any accumulated impairment losses.  Subsequent to June 30, 2010, the Company completed the acquisition of World Color Press as described further in Notes 3 and 17, and, as a result, goodwill increased in July 2010.

The components of other intangible assets at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010				December 31, 2009
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$9.4	$(8.4)	$1.0	5	$10.1	$(8.9)	$1.2
Capitalized software	5	4.1	(0.5)	3.6	5	4.1	(0.1)	4.0
Acquired technology	5	5.3	(2.2)	3.1	5	5.3	(1.7)	3.6

Total finite-lived intangible assets		18.8	(11.1)	7.7		19.5	(10.7)	8.8
Other indefinite-lived intangible assets		1.2	—	1.2		1.2	—	1.2
Total other intangible assets		$20.0	$(11.1)	$8.9		$20.7	$(10.7)	$10.0

For the six months ended June 30, 2010, the gross carrying amount of other intangible assets decreased $0.7 million as a result of foreign currency translation.  For the six months ended June 30, 2009, the Company recorded additions to intangible assets of $1.0 million primarily as a result of internally generated capitalized software.

Amortization expense for other intangible assets was $0.6 million and $1.2 million for the three and six months ended June 30, 2010, respectively.  Amortization expense for other intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively.  The following table outlines the estimated amortization expense related to intangible assets as of June 30, 2010:

2010	$2.5
2011	2.3
2012	2.1
2013	1.3
2014	0.7
Total	$8.9

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

Note 6. Inventories

The components of the Company’s inventories at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Raw materials and manufacturing supplies	$71.1	$61.3
Work in process	23.4	16.6
Finished goods	12.2	9.4
Total	$106.7	$87.3

On January 1, 2010, the Company changed its method of accounting for certain inventories from last-in, last-out (“LIFO”) method to first-in, first-out (“FIFO”).  The Company believes the change is preferable because the FIFO inventory method provides a more meaningful presentation of financial position as it reflects more recent costs in the consolidated balance sheet.  Moreover, the change also conforms all of the Company’s raw material, work in process and finished goods to a single costing method.  The impact of the inventory valuation change to FIFO did not result in a material impact on the Company’s condensed consolidated financial statements.

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Land	$74.4	$74.2
Buildings	718.1	731.9
Machinery and equipment	2,777.0	2,821.1
Other	165.8	151.5
Construction in progress	24.2	20.1
	3,759.5	3,798.8
Less: Accumulated depreciation	(2,190.7)	(2,121.5)
Total	$1,568.8	$1,677.3

Other consists of computer equipment, vehicles, furniture and fixtures and communication related equipment.  At June 30, 2010, no events or changes in circumstances indicate that the carrying value of such property, plant and equipment may not be recoverable.

The Company recognized depreciation expense of $47.6 million and $96.3 million for the three and six months ended June 30, 2010.  Depreciation expense of $48.5 million and $97.1 million was recorded for the three and six months ended June 30, 2009, respectively.

During June 2009, a fire at the Company’s West Virginia location damaged equipment and other property within the facility.  In June 2009, the Company recorded $1.1 million of selling, general and administrative expenses for the deductible payment on the related insurance claim and other non-reimbursable expenses.

Note 8. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural Editora e Gráfica (“Plural”), a commercial printer based in São Paulo, Brazil.  The Company’s ownership interest in Plural is accounted for using the equity method of accounting in all periods presented.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

The Company’s percentage of Plural’s net results of operations is recorded in the line item entitled equity in earnings of unconsolidated entities in the Company’s consolidated statements of operations, and is included within the International segment.

The condensed statements of operations for Plural for the three and six months ended June 30, 2010 and 2009 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$23.2	$17.6	$46.2	$33.0
Operating income	4.0	2.8	11.1	5.9
Net earnings	2.5	1.8	8.0	4.2

On February 28, 2010, the Company acquired a 47% interest in HGI Company, LLC (“HGI”), a Wisconsin-based commercial printer, for $10.0 million.  HGI specializes in short to medium-run books, manuals, directories, publications, marketing collateral and in-store/point-of-purchase materials.  HGI is accounted for using the equity method of accounting and is included within the U.S. Print and Related Services segment.

Note 9. Commitments and Contingencies

Commitments

The Company had firm commitments of approximately $10.0 million to purchase press and finishing equipment at June 30, 2010.

Litigation

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company.  In the opinion of management, the liabilities, if any, which ultimately result from such lawsuits are not expected to have a material adverse effect on the consolidated financial statements of the Company.

Note 10. Debt

Long-term debt consists of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Master note and security agreement	$708.2	$725.9
Revolving credit agreement — $200 million	68.3	26.5
Revolving credit agreement — $50 million	—	—
International term loan	67.5	81.9
International revolving credit facility	13.2	15.5

Total debt	$857.2	$849.8
Less: Short-term and current portion of long-term debt	(147.8)	(100.1)

Long-term debt	$709.4	$749.7

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt was $876.4 million at June 30, 2010.

On April 23, 2010, Quad/Graphics entered into a $1.23 billion debt financing agreement with certain lenders consisting of a $700.0 million term loan and a $530.0 million revolving credit facility.  This debt financing agreement was entered into to fund transaction-related payments for the World Color Press acquisition, refinance Quad/Graphics’ existing revolving credit facilities and

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

refinance certain World Color Press debt obligations outstanding.  This $1.23 billion of financing is guaranteed by certain subsidiaries of Quad/Graphics and is secured by substantially all of Quad/Graphics’ and each subsidiary guarantor’s U.S. and, to a certain extent, Canadian assets, which were unencumbered prior to the date of the new debt financing agreement.  The $700.0 million term loan matures on July 1, 2016, requires variable quarterly principal payments and bears interest at a variable interest rate primarily based on LIBOR, subject to a 1.5% LIBOR minimum rate.  The $530.0 million revolving credit facility matures on the July 1, 2014 and bears interest at a variable interest rate primarily based on LIBOR.

This debt financing agreement subjects Quad/Graphics to certain quarterly financial covenants and also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.  Pursuant to the debt financing agreement, the Company is prohibited from paying any dividends, repurchasing capital stock or making any distributions other than, among other limited situations, annual dividends or distributions not to exceed $10 million during 2010 and $60 million during each of 2011 and 2012, provided that the aggregate amount of dividends paid or distributions made does not exceed $120 million for 2010, 2011 and 2012, taken as a whole.  Starting January 1, 2013, the Company has additional dividend restrictions (based on free cash flow as defined in the debt financing agreement) if the Company’s total leverage ratio is greater than 2.75 to 1.00, but has no restrictions if the Company’s total leverage ratio is less than 2.75 to 1.00 (total leverage ratio as defined in the debt financing agreement).

The first borrowings under this new debt financing agreement were made subsequent to the end of the second quarter in anticipation of the July 2, 2010 consummation of the World Color Press acquisition, as further discussed in Note 17.

Note 11. Financial Instruments and Fair Value Measurements

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts.  These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges.  Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

The Company also periodically enters into foreign exchange contracts against firm equipment purchase contracts denominated in foreign currencies and natural gas forward purchase contracts to hedge against increases in these costs.  Estimated market values were determined based upon quoted market prices.

GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.  GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities. There are no Level 1 assets or liabilities as of June 30, 2010 and December 31, 2009.

Level 2:

Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. There are no Level 2 assets or liabilities as of June 30, 2010 and December 31, 2009.

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 assets or liabilities as of June 30, 2010 and December 31, 2009.

The fair value of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their carrying values as of June 30, 2010 and December 31, 2009.

Note 12. Loss Per Share Attributable to Quad/Graphics Common Shareholders

Basic loss per share attributable to Quad/Graphics common shareholders is computed by dividing net loss attributable to Quad/Graphics common shareholders by the weighted average common shares outstanding of 28.1 million shares for the three and six months ended June 30, 2010, respectively, and 28.4 million for the three and six months ended June 30, 2009, respectively.  Diluted loss per share attributable to Quad/Graphics common shareholders includes the effect of dilutive stock options.  The Company uses the

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

treasury stock method to calculate the effect of outstanding stock options, which requires the Company to compute total proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned stock-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award.  Stock options for which the total employee proceeds from exercise of the stock options exceed the average fair value of the same stock options over the period have an anti-dilutive effect on earnings per share, and accordingly, the Company excludes them from the calculation.  Due to the net loss attributable to Quad/Graphics common shareholders incurred during the three and six months ended June 30, 2010 and 2009, the assumed exercise of stock options was anti-dilutive and therefore not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss attributable to Quad/Graphics common shareholders	$(35.7)	$(7.2)	$(44.2)	$(11.7)
Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	28.1	28.4	28.1	28.4
Plus: effect of dilutive stock options	—	—	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	28.1	28.4	28.1	28.4
Net loss attributable to Quad/Graphics common shareholders per share:
Basic and Diluted	$(1.27)	$(0.25)	$(1.57)	$(0.41)

Cash dividends paid per common share for all classes of common shares	$—	$—	$0.50	$—

Note 13. Stock Options

The Company has nonqualified stock option plans that allow for the granting of options to key employees and directors.  The stock options generally vest at a rate of 5% to 10% per year and expire 90 days after the respective employee’s termination from the Company.  The Company accounts for share-based compensation by measuring and recognizing compensation expense based on estimated fair values for all share-based awards.

As of June 30, 2010, the Company has authorized 3.8 million Class A common shares for grant in the stock option plans, and as of that date there were 24,095 shares available for future grants under the Company’s stock option plans.  On June 24, 2010, the shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”) for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as officers, directors, employees and consultants and (2) to increase shareholder value.  Contingent upon and concurrent with the July 2, 2010 closing of the World Color Press acquisition, 2.3 million shares of Class A common stock were approved for issuance under the Company’s Omnibus Plan.  Within the framework of the Omnibus Plan, a new equity-based compensation plan will be developed and implemented in the second half of 2010.

The Company granted 495,000 options and 395,000 options on January 1, 2010 and 2009, respectively. The grant date fair value of options was $18.78 and $16.24 per share for the grants during the six months ended June 30, 2010 and 2009, respectively, before assumed forfeitures.  The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2010	2009
Expected volatility	27%	23%
Risk-free interest rate	3.8%	2.3%
Expected life (years)	9.8	9.8
Dividend yield	0.0%	0.0%

The Company determined expected volatility based on the volatility of comparable company stock.  The average risk-free interest rate is based on the United States treasury security rate in effect as of the grant date over the term of the expected life.  The

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

expected life is based on the term and vesting period of each grant adjusted for historical experience in vesting.  No dividend yield is included because dividends are credited to the option holders.

The Company recognizes compensation expense for stock options over the requisite service period for vesting of the award and recorded total stock-based compensation expense in selling, general and administrative expenses of $1.2 million and $2.5 million for the three and six months ended June 30, 2010, respectively.  Stock-based compensation expense of $1.1 million and $2.2 million was recorded for the three and six months ended June 30, 2009, respectively.  Total future compensation expense for all stock options granted as of June 30, 2010 is approximately $33.6 million, which is expected to be recognized over the weighted-average vesting period of 4.2 years.

The following table is a summary of the Company’s stock option activity for the six months ended June 30, 2010:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Outstanding at December 31, 2009	3,343	$17.59	7.6	$50.9
Granted	495	22.50	9.3	4.3
Exercised	(11)	4.21		(0.3)
Cancelled/forfeited/expired	(8)	12.25		(0.2)
Outstanding at June 30, 2010	3,819	$17.78	7.4	$55.4

Vested and expected to vest at June 30, 2010	3,445	13.95	7.4	51.0
Exercisable at June 30, 2010	1,374	12.18	6.5	27.4

The intrinsic value of options exercisable and options outstanding at June 30, 2010 and December 31, 2009 is based on the fair value of the stock price.

Share-based compensation activity for the three and six months ended June 30, 2010 and 2009 is noted below:

	Three Months Ended June 30,		Six Months Ended June30,
	2010	2009	2010	2009
Total intrinsic value of stock options exercised	$0.2	$0.7	$0.3	$5.1
Cash received from stock option exercises	$0.1	$0.8	$0.2	$1.1
Total fair value of stock options vested	$—	$—	$5.7	$5.5

Note 14. Shareholders’ Equity

The Company has three classes of common stock.  There are 80.0 million shares of $0.025 par value Class A common stock authorized, of which 21.3 million shares were issued at June 30, 2010 and December 31, 2009.  There are 80.0 million shares of $0.025 par value Class B common stock authorized, of which 15.0 million shares were issued at June 30, 2010 and December 31, 2009.  There are 20.0 million shares of $0.025 par value Class C common stock authorized, of which 0.5 million shares were issued at June 30, 2010 and December 31, 2009.  The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none have been issued at June 30, 2010 and December 31, 2009.  At June 30, 2010 and December 31, 2009, the Company had 8.5 million Class A shares, 592 Class B shares and 0.2 million Class C shares in treasury stock.

Per the Articles of Incorporation, dividends are paid equally for Class A, Class B and Class C common shares.  On January 2, 2010, the Board of Directors declared a $0.50 cash dividend for each share of Class A, Class B and Class C common stock outstanding to shareholders of record on January 2, 2010, which was paid on January 22, 2010.

From January 1, 2005 to July 1, 2010, Quad/Graphics was contractually required under a shareholders’ agreement to pay tax distributions to shareholders in connection with the Company’s election to be taxed as an S corporation.  As a result of the Company’s issuance of shares of Class A common stock pursuant to the acquisition of World Color Press, the Company’s status as an

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

S corporation terminated the day that such shares were issued and the acquisition was consummated (“Termination Date”).  As a result of the termination of the S corporation, the shareholders’ agreement was amended to terminate the obligation to pay tax distributions for periods following the Termination Date and to revise certain provisions concerning adjustments to tax distributions related to the S corporation periods prior to the Termination Date.  The shareholders during the S corporation years will receive adjusting payments if there is ultimately an increased tax liability or will be required to reimburse the Company if the tax liability decreases from what was previously estimated and distributed for such prior periods.  Adjustments could be required for: (1) the finalization of the unfiled tax years of 2009 and 2010 or (2) audits or other necessary adjustments of prior periods.  All such adjustments made after the Termination Date will be recorded to retained earnings on the consolidated balance sheet.

Redeemable equity

The Company follows the applicable GAAP and SEC authoritative guidance for redeemable stock which requires the Company to record the Class A common stock resulting from exercised stock options, vested stock options, and the Class C common stock at full redemption value at each balance sheet date to the extent the redemption of those securities is not solely within the control of the Company.

Under the terms of the stock option agreements, Class A common stock resulting from exercised options that are held by the employee for more than six months may be put to the Company in certain circumstances and redeemed at the then current fair value at the date of the redemption request.  Per the terms of the stock option agreements, the optionee has a put right when there is no adequate public market for the Company shares and (1) a separation of service has occurred or (2) the optionee has experienced an unforeseeable emergency.

Under the terms of the Articles of Incorporation, the Class C common shares are required to be owned by a qualified employee retirement plan of the Company and each holder of Class C common stock has a continuous right to have the Class C common stock repurchased by the Company.

Prior to January 24, 2010, under the terms of the Company profit sharing and 401(k) Plan (“Personal Enrichment Plan”), Class A common stock held in participant accounts associated with profit sharing contributions made prior to December 31, 1999 (“Pre-2000 Accounts”) could be distributed to the participant upon retirement or termination in the form of stock subject to an automatic call provision.  The Personal Enrichment Plan was amended on January 24, 2010 to change the forms of distribution for the Pre-2000 Accounts.  As a result of this Personal Enrichment Plan amendment, the Class A shares in the Pre-2000 Accounts are not required to be classified as redeemable in accordance with the applicable authoritative accounting guidance.

The fair value of the Company’s Class A and Class C redeemable common stock is established as of the last day of the year.  That price is adjusted throughout the following year for any dividends declared during that year, with the value reduced from the dividend declaration date forward, until year end when the fair value is adjusted to a current valuation.  The valuation methodology is based on a variety of qualitative and quantitative factors including the nature of the business and the history of the enterprise, the economic outlook in general and the condition of the specific industries in which the Company operates, the financial condition of the business, and the Company’s ability to generate free cash flow.  This determination of the fair market value employs both a comparable public company analysis, which examines the valuation multiples of companies deemed comparable, in whole or in part, to the Company, and a discounted cash flow analysis that determines a present value of the projected future cash flows of the business.  The Company regularly assesses the underlying assumptions used in the valuation methodologies.  As a result, the Company has utilized this annual fair value for all its common stock transactions, as required by the terms of all Company equity documents.

The redemption value of the Class A common shares at June 30, 2010 and December 31, 2009 totaled $42.7 million and $133.1 million, respectively, which includes $27.3 million and $24.3 million, respectively, of aggregate intrinsic value of outstanding unexercised vested stock options.  Due to the January 24, 2010 Personal Enrichment Plan amendment, the redemption features were eliminated on 2.8 million of Class A common shares at a fair value of $32.00 per share during the six months ended March 31, 2010.

The redemption value of the Class C qualified employee retirement plan shares at June 30, 2010 and December 31, 2009 totaled $8.2 million and $8.4 million, respectively.  There were no Class C common shares redeemed by the Company during the six months ended June 30, 2010.

During the three months ended June 30, 2010, the Company loaned $9.6 million to the Personal Enrichment Plan to fund annual common stock purchases from employees who retired or terminated employment with the Company.  The loan was made in anticipation of the Company’s public registration of Quad/Graphics common shares owned by the Personal Enrichment Plan as part of

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

the Company’s overall public registration of its Class A common shares.  The loan will be repaid by December 31, 2010 and is interest free.

Subsequent changes to the redemption value of the securities are charged to retained earnings.  During the six months ended June 30, 2010 the balance of redeemable equity decreased by $90.6 million.  Additional information regarding the changes in redeemable equity for the six months ended June 30, 2010 is provided in the table below:

	Class A Common Stock		Class C Common Stock		Total Redeemable
	Shares	Redemption Value	Shares	Redemption Value	Equity
Balance at December 31, 2009	3.3	$133.1	0.3	$8.4	$141.5
Cash dividends declared	—	(1.7)	—	(0.1)	(1.8)
Elimination of redemption features	(2.8)	(89.6)	—	—	(89.6)
Stock-based compensation charges	—	2.5	—	—	2.5
Sale of stock for options exercised	—	0.2	—	—	0.2
Decrease in redemption value of redeemable equity and other	—	(1.8)	—	(0.1)	(1.9)
Balance at June 30, 2010	0.5	$42.7	0.3	$8.2	$50.9

On July 6, 2010, the Company’s Class A common shares commenced trading on The New York Stock Exchange.  Further, shares related to the Company’s non-qualified stock option plans will be registered with the SEC during the third quarter of 2010.  Based on the registration of the shares related to the non-qualified stock option plans, a readily tradable market will exist for the Company’s Class A common shares related to exercised and vested stock option grants, thereby eliminating the put right under the applicable stock option agreements.  This will result in the related value ($42.7 million as of June 30, 2010) being reclassified from redeemable equity to common stock and other equity on the September 30, 2010 consolidated balance sheet.

Redeemable equity, common stock and other equity and noncontrolling interests

The following table summarizes the Company’s equity activity for the six months ended June 30, 2010:

	Quad/Graphics Redeemable Equity	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2009	$141.5	$781.6	$0.3
Net loss attributable to Quad/Graphics common shareholders	—	(44.2)	—
Net earnings attributable to noncontrolling interests	—	—	0.1
Foreign currency translation adjustments	—	(20.6)	—
Cash dividends declared	(1.8)	(12.2)	—
Tax distribution dividends declared	—	(7.1)	—
Elimination of redemption features	(89.6)	89.6	—
Stock-based compensation charges	2.5	—	—
Sale of stock for options exercised	0.2	—	—
Decrease in redemption value of redeemable equity and other	(1.9)	1.9	—
Balance at June 30, 2010	$50.9	$789.0	$0.4

Note 15. Comprehensive (Loss) Income

The following table summarizes the Company’s comprehensive (loss) income for the three and six months ended June 30, 2010 and 2009:

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(35.6)	$(7.2)	$(44.1)	$(11.7)
Translation adjustments	(12.2)	13.8	(20.6)	1.4
Net change in unrealized gain on cash flow hedges	—	—	—	2.5
Comprehensive (loss) income	$(47.8)	$6.6	$(64.7)	$(7.8)

Comprehensive income attributable to noncontrolling interests	(0.1)	—	(0.1)	—

Comprehensive (loss) income attributable to Quad/Graphics common shareholders	$(47.9)	$6.6	$(64.8)	$(7.8)

Note 16. Segment Information

The Company operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences.  The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business.  The Company’s reportable and operating segments and their product and service offerings are summarized below:

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform.  This segment’s products include catalogs, consumer magazines, special interest publications, direct marketing materials and retail inserts.  The related service offerings include digital photography, digital imaging, binding, mailing and distribution, and data optimization and analytics services.  This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink.

International

The International segment includes the Company’s non-U.S. printing operations in Europe and South America.  This segment provides printed products and related services consistent with the U.S. Print and Related Services segment, with the exception of printing-related auxiliary equipment.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

	Net Sales		Operating	Restructuring, impairment and transaction-related
	Products	Services	Income/(Loss)	charges
Three months ended June 30, 2010
U.S. Print and Related Services	$290.0	$46.0	$11.7	$0.8
International	55.5	2.8	(28.9)	25.6
Total operating segments	345.5	48.8	(17.2)	26.4
Corporate	—	—	(6.5)	4.9
Total	$345.5	$48.8	$(23.7)	$31.3
Three months ended June 30, 2009
U.S. Print and Related Services	$291.6	$42.6	$13.8	$2.4
International	52.0	2.6	(4.0)	0.1
Total operating segments	343.6	45.2	9.8	2.5
Corporate	—	—	(1.6)	—
Total	$343.6	$45.2	$8.2	$2.5

Six months ended June 30, 2010
U.S. Print and Related Services	$588.7	$95.6	$29.5	$0.9
International	108.1	5.5	(33.7)	25.6
Total operating segments	696.8	101.1	(4.2)	26.5
Corporate	—	—	(15.5)	11.1
Total	$696.8	$101.1	$(19.7)	$37.6
Six months ended June 30, 2009
U.S. Print and Related Services	$598.0	$93.6	$27.8	$8.6
International	107.0	5.7	(4.3)	0.1
Total operating segments	705.0	99.3	23.5	8.7
Corporate	—	—	(4.0)	—
Total	$705.0	$99.3	$19.5	$8.7

Restructuring, impairment and transaction-related charges by segment for the three and six months ended June 30, 2010 and 2009 are further described in Note 4.

Note 17. Subsequent Events

On July 2, 2010, the Company and World Color Press completed the acquisition contemplated in the definitive arrangement agreement entered into on January 25, 2010, pursuant to which World Color Press became a wholly-owned subsidiary of the Company.  In connection with the closing of the acquisition, the Company registered its Class A common stock with the SEC under the Securities Exchange Act of 1933, as amended, and on July 6, 2010, Quad/Graphics’ Class A common stock commenced trading on The New York Stock Exchange under the symbol “QUAD”.  At the completion of the acquisition, each outstanding World Color Press common share, including the common shares issued upon conversion of certain World Color Press preferred shares, was converted into the right to receive 0.2154 shares of Class A common stock of Quad/Graphics.  In total, the World Color Press common shareholders received 18,734,045 shares of Quad/Graphics Class A common stock (subject to fractional share cash-outs).  In addition to the share consideration, former holders of World Color Press common shares received aggregate cash consideration of $48.4 million, or approximately $0.56 per share.  Immediately following the completion of the acquisition, the shareholders of Quad/Graphics who were shareholders prior to completion of the acquisition owned approximately 60% of the outstanding capital stock of Quad/Graphics and former common shareholders of World Color Press owned approximately 40% of the outstanding capital stock of Quad/Graphics.  Quad/Graphics also provided $44.9 million of cash consideration to purchase all outstanding World Color Press warrants and to fund redemptions of or payments due on any other equity securities not converted to common shares, including dividends on preferred shares.

Based on this consideration, the total purchase price to consummate the acquisition of World Color Press was as follows:

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

Purchase Price
New Quad/Graphics Class A common shares issued	18.734045
Average Quad/Graphics Class A common share price on July 6, 2010	$48.50
Stock Consideration	908.6
Cash Consideration	93.3
Purchase Price	$1,001.9

Concurrent with the closing of the acquisition, Quad/Graphics received a $250.0 million advance on the revolving credit facility and $700.0 million for the term loan portion of the $1.23 billion debt financing agreement discussed in Note 10.  These amounts, as well as Quad/Graphics and World Color Press cash, were used on the July 2, 2010 closing date of the acquisition to fund:

(1)             Replacement of Quad/Graphics’ former revolving credit facilities, which had outstanding borrowings of $106.1 million (including interest owed and payment of the debt issuance costs on the new debt financing agreement of $43.7 million);

(2)             Satisfaction of certain World Color Press debt obligations of $571.4 million, which included funding of $123.9 million to defease the World Color Press’ unsecured notes (of which $34.7 million was returned to the Company on August 2, 2010 upon the unsecured notes being called by the Company);

(3)             Transaction costs of $53.1 million (excluding debt issuance costs);

(4)             Redemption of outstanding World Color Press equity securities (consisting of preferred shares, warrants, deferred share units and restricted share units) and the cash consideration paid to the former World Color Press common shareholders described above, which in total were $88.5 million (in addition to $4.8 million of preferred dividends which had been paid after the January 25, 2010 date of the executed arrangement agreement but prior to July 2, 2010);

(5)             Distribution of $140.0 million to Quad/Graphics’ then existing common shareholders;

(6)             Collateralization of letters of credit of $32.0 million; and

(7)             Other obligations arising from the acquisition of $33.3 million.

Quad/Graphics and World Color Press have incurred transaction costs as part of the acquisition, including those amounts listed above as well as amounts paid at other times than the acquisition closing date.  The combined company transaction costs that are directly attributable to the acquisition and that do not have a continuing impact on the combined company are estimated to be $123.7 million (including debt issuance costs).  Other than the $56.2 million of debt issuance costs that are being capitalized within other long-term assets on the consolidated balance sheet, the remaining $67.5 million of transaction costs are to be expensed as incurred in accordance with the acquisition method of accounting and classified as restructuring, impairment and transaction-related charges on the consolidated statement of operations.

The following unaudited pro forma combined financial information presents the results of the Company as though Quad/Graphics and World Color Press had combined as of January 1, 2009.  The pro forma information has been prepared with the following considerations:

(1)          The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting under existing GAAP.  Quad/Graphics is the acquirer for accounting purposes.

(2)          World Color Press historical amounts have been converted from Canadian generally accepted accounting principles to GAAP.

(3)          On July 21, 2009, upon emergence from bankruptcy protection in Canada and the United States, World Color Press was required to adopt “fresh start” financial accounting per the latest GAAP guidance.  Under fresh start accounting, World Color Press undertook a comprehensive re-evaluation of its assets and liabilities and World Color Press became a new entity for financial reporting purposes (that new entity referred to as the “successor”, and the periods prior to fresh start date are referred to as the periods of the “predecessor”).  Fresh start accounting was adopted as of the nearest month-end date of July 31, 2009, as the activity between July 22, 2009 and July 31, 2009 was deemed by World Color Press to be immaterial.  For the purposes of the pro forma combined financial information for 2009 presented below, the three and six months of predecessor activity from January 1, 2009 through June 30, 2009 has been adjusted to reflect what the three and six months of activity would have been on a successor basis.

(4)          The pro forma combined financial information does not reflect any operating synergies that the combined company may achieve as a result of the acquisition, the costs necessary to achieve these operating synergies or additional charges necessary as a result of the integration.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In millions, except per share data and unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pro forma net sales	$1,075.3	$1,095.8	$2,170.9	$2,268.3
Pro forma net earnings (loss) attributable to common shareholders	$(5.3)	$9.0	$(23.1)	$(48.0)
Pro forma earnings (loss) per share attributable to common shareholders	$(0.11)	$0.19	$(0.49)	$(1.02)

The purchase price allocation will be based on the fair values of the World Color Press assets and liabilities as of the consummation of the acquisition.  As of the date of these financial statements, the Company has not completed the detailed valuation studies necessary to arrive at the required estimates of the fair value of the World Color Press assets acquired and the World Color Press liabilities assumed, and thus the asset and liability values are based on preliminary estimates that are subject to adjustment.  The final valuation of the assets, liabilities and resulting goodwill could have a material impact on the pro forma combined statement of operations amounts listed above.

As a result of the acquisition and the public registration of Quad/Graphics Class A common stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status as of the Termination Date under the provisions of the Internal Revenue Code of 1986, as amended.  From that point forward, these entities will be subject to federal and state income taxes.  The impact from the conversion to C corporation status resulted in recognition during the third quarter of 2010 of net short-term deferred tax assets of approximately $25 million, net long-term deferred tax liabilities of approximately $230 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of approximately $10 million, and recognition of income tax expense of approximately $195 million.

On August 5, 2010, the Company announced the closure of four additional printing plants and the acceleration of the closure of a previously announced plant, with the five plants to be closed totaling 2.7 million square feet and employing approximately 2,200 employees.   These plants are expected to be closed by the end of 2010.  Costs associated with exiting these plants are estimated to be approximately $60 million and consist primarily of $35 million in asset related charges, including impairments, cost of relocation or disposal of assets and other costs to ready the plants for sale, $14 million in anticipated employee severance costs, $9 million in related costs to exit certain utility contracts and $2 million in other general closure costs.  Cash costs associated with the $60 million in estimated charges are expected to be approximately $25 million, after consideration for the expected cash proceeds on the sale of these facilities.

ITEM 2.       Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009, including the notes thereto, included elsewhere in this report and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2009 and notes thereto included in the Company’s Registration Statement on Form S-4/A (Registration No. 333-165259) filed with the SEC on May 26, 2010.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the Company’s consolidated financial statements and accompanying footnotes to help provide an understanding of the Company’s financial condition, the changes in the Company’s financial condition and the Company’s results of operations.  This discussion and analysis is organized as follows:

•      Cautionary Statement Regarding Forward-Looking Statements.

•      Overview.  This section includes a general description of the Company’s business and segments, an overview of key performance metrics the Company’s management measures and utilizes to evaluate business performance, a discussion of the completion of the World Color Press Inc. (sometimes referred to as World Color Press) acquisition, and an overview of trends affecting the Company including management’s actions related to the trends.

•                  Results of operations.  This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended June 30, 2010 to the three months ended June 30, 2009 and (2) the six months ended June 30, 2010 to the six months ended June 30, 2009.  This analysis is based on the Company’s pre-acquisition results, without the operating results of World Color Press.  Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company’s results of operations are included in this section.  This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures the Company uses to assess the performance of its business.

•                  Liquidity and capital resources.  This section provides an analysis of the Company’s capitalization and cash flows.  This analysis is based on the Company’s pre-acquisition amounts, unless specifically indicated otherwise.  Forward-looking statements important to understanding the Company’s financial condition are also included in this section.

•                  Recent and new accounting pronouncements.  This section provides a discussion of recent accounting pronouncements that the Company believes are important to understanding the Company’s current and forward-looking results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

To the extent any statements in this Quarterly Report on Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements relate to, among other things, Quad/Graphics’ objectives, goals, strategies, beliefs, intentions, plans, estimates, prospects, projections and outlook, and can generally be identified by the use of words such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “plan”, “foresee”, “believe” or “continue” or the negatives of these terms, variations on them and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-

looking statements.  Among risks, uncertainties and other factors that may impact Quad/Graphics are those described under the heading “Risk Factors” in the Company’s Registration Statement on Form S-4/A (Registration No. 333-165259), filed with the SEC on May 26, 2010, as may be amended or supplemented in Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

•      Unexpected costs or liabilities related to the recently completed acquisition of World Color Press, including the effects of purchase accounting that may be different from Quad/Graphics’ expectations;

•      Quad/Graphics may be unable to achieve the estimated potential synergies expected from the acquisition or it may take longer or cost more than expected to achieve those synergies;

•      Failure to successfully integrate the operations of Quad/Graphics and World Color Press;

•      Changes in industry conditions, such as the competitive environment for companies in the printing industry;

•      Regulatory and litigation matters and risks;

•      Legislative developments or changes in laws;

•      Changes in macroeconomic conditions in the countries where Quad/Graphics operates, including the impact of such conditions on future volume and pricing;

•      The impact of fluctuations in interest rates, commodity prices and foreign exchange rates;

•      The effects of changes in political conditions and developments in the countries where Quad/Graphics operates; and

•      The effect of accounting pronouncements issued periodically by standard-setting bodies.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q, when making decisions with respect to Quad/Graphics.  Except to the extent required by the federal securities laws, Quad/Graphics undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Business Overview

Quad/Graphics is a leading global provider of print and related services.  Operating primarily in the commercial print portion of the printing industry, the Company produces and delivers products and services designed to provide customers complete solutions for communicating their messages to target audiences.  The Company’s print products primarily include catalogs, consumer magazines, special interest publications, direct marketing materials and retail inserts.  Print-related services the Company provides include digital photography, digital imaging, binding, mailing and distribution, and data optimization and analytics services.  In addition, substantial investments are made in research and development and other technological innovations, and the Company has developed multiple manufacturing process improvements, including innovative press and finishing control systems and material-handling equipment for use in its own print operations as well as for sale to other printers worldwide.  The Company manufactures ink, which is solely used in its own printing process.

The Company’s operating and reporting segments are aligned with how the Company’s chief operating decision maker currently manages the business.  The Company has three segments: U.S. Print and Related Services, International, and Corporate.

The U.S. Print and Related Services segment includes the Company’s United States printing operations, managed as one integrated platform.  This segment includes all of the product and related service offerings described above.  The U.S. Print and Related Services segment accounted for approximately 86% of the Company’s consolidated net sales in the three and six months ended June 30, 2010 and 2009.

The International segment includes Quad/Graphics’ printing operations in Europe and South America, which currently include the operations of Quad/Winkowski Sp. z o. o., located in Poland (sometimes referred to as Quad/Winkowski); Anselmo L. Morvillo S.A., located in Argentina (sometimes referred to as Morvillo); and Plural Editora e Gráfica, Ltda., located in Brazil (sometimes referred to as Plural).  This segment produces and delivers all of Quad/Graphics’ product and service offerings in Europe and South America, with the exception of printing-related auxiliary equipment, which is included in the U.S. Print and Related Services segment.  The International segment accounted for approximately 14% of the Company’s consolidated net sales in the three and six months ended June 30, 2010 and 2009.

The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

Key Performance Metrics Overview

The Company’s management believes the ability to generate net sales growth and positive cash flow are key indicators of the successful execution of the Company’s business strategy and will increase shareholder value.  The Company uses period over period net sales growth, EBITDA, EBITDA margin and cash flows provided by operating activities as metrics to measure operating performance and financial condition.  EBITDA and EBITDA margin are non-GAAP financial measures (see the reconciliation of net earnings attributable to Quad/Graphics common shareholders to EBITDA in the Results of Operations section below).

Net sales growth.  The Company uses period over period net sales growth as a key performance metric. The Company’s management assesses net sales growth based on the ability to generate increased net sales through increased sales to existing customers, sales to new customers, sales of new or expanded solutions to existing and new customers and opportunities to expand revenue through strategic investments, including acquisitions.

EBITDA and EBITDA margin.  The Company uses EBITDA and EBITDA margin as metrics to assess operating performance.  The Company’s management assesses EBITDA and EBITDA margin based on the ability to increase revenues while controlling variable expense growth.

Cash flows provided by operating activities.  The Company uses cash flows provided by operating activities as a metric to assess liquidity.  The Company’s management assesses cash flows provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund capital expenditures, debt service requirements, strategic investments and potential dividend payments to shareholders.

Completion of the World Color Press Acquisition

On July 2, 2010, subsequent to the end of the second quarter, the Company and World Color Press completed the transaction contemplated in the definitive arrangement agreement entered into on January 25, 2010, pursuant to which World Color Press became a wholly-owned subsidiary of the Company.  In connection with the closing of the acquisition, the Company registered its Class A common stock with the SEC under the Securities Exchange Act of 1933, as amended, and on July 6, 2010, Quad/Graphics Class A common stock commenced trading on The New York Stock Exchange under the symbol “QUAD”.

The combined company is positioned as a leader in the printing industry with a deeper talent pool, greater geographic reach (including the Canadian marketplace and certain Latin American markets where Quad/Graphics previously did not have a significant presence) and broader product and service offerings (including the printing of books and directories, which Quad/Graphics previously did not print, as well as an increased range of retail and direct mail products).  The combined company intends to optimize plant and machine utilization, optimize mailing and logistics utilization, and realize purchasing efficiencies across its expanded manufacturing platform.  Management expects to realize pre-tax cost synergies of $225 million annually within 24 months after completion of the acquisition.  Although management expects that synergies will result from the acquisition, there can be no assurance that these synergies will be achieved.  To realize these expected synergies, the total integration-related charges are estimated to be in the range of $195 million to $240 million, which will be expensed as incurred.

In addition, transaction costs to complete the acquisition are expected to be approximately $124 million.  Excluding $56 million of debt issuance costs, which will be capitalized and amortized over the term of the new debt financing agreement discussed in the Liquidity and Capital Resources below, the remainder will be expensed as incurred.  World Color Press’ results of operations and account balances have been included in the Company’s results of operations and balance sheet prospectively from the July 2, 2010 transaction date.

As a result of the acquisition and the public registration of the Quad/Graphics Class A common stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status subsequent to the end of the second quarter.  From that point forward, these entities became subject to federal and state income taxes.  The impact from the conversion to C corporation status resulted in recognition during the third quarter of 2010 of net short-term deferred tax assets of approximately $25 million, net long-term deferred tax liabilities of approximately $230 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of approximately $10 million, and recognition of income tax expense of approximately $195 million.

Overview of Trends Affecting Quad/Graphics

The challenges posed by the global economic recession have continued into the second quarter of 2010, although the recession’s impact on the business appears to be stabilizing, as evidenced by the Company’s $5.5 million, or 1.4%, increase in net sales for the three month period ended June 30, 2010 as compared to the same period in 2009.  The impact of the economic recession on consumer spending has led to reduced advertising and marketing spending, causing some printing businesses to fail and consolidation within the printing industry.  The industry consolidation and decreasing print volumes have created excess capacity in the industry, which has led to increased pricing pressures.  Even with the industry consolidation, the printing industry remains highly fragmented and highly competitive.

The Company has implemented productivity and restructuring initiatives to lower operating costs.   The Company has been and remains diligent in implementing productivity improvements through automation and a focus on lean manufacturing principles, which has created the ability to reduce crew sizes while maintaining high service levels to customers.  To improve efficiencies in the Company’s International segment, on June 16, 2010, the Company announced a plant closure in Poland that is intended to strengthen its position as a leading European printer by consolidating its operations into one, large-scale production facility.  Subsequent to the end of the second quarter and the closing of the acquisition of World Color Press, the Company eliminated redundant selling and administrative (including corporate) positions.  Additionally, on August 5, 2010, the Company announced the closure of four additional printing plants and the acceleration of the closure of a previously announced plant in the United States, with the five plants to be closed totaling 2.7 million square feet and employing approximately 2,200 employees.  Costs associated with exiting these five U.S. plants are estimated to be approximately $60 million and consist primarily of $35 million in asset related charges, including impairments, cost of relocation or disposal of assets and other costs to ready the plants for sale, $14 million in anticipated employee severance costs, $9 million in related costs to exit certain utility contracts and $2 million in other general closure costs.  Cash costs associated with the $60 million in estimated charges are expected to be $25 million, after consideration for the expected cash proceeds on the sale of these facilities.  All of these plants are expected to be closed by the end of 2010.  Looking forward, the Company intends to continue to implement appropriate restructuring actions in order to arrive at an optimal manufacturing footprint following the acquisition of World Color Press.  Upon the completion of the integration of World Color Press, management believes the Company will be positioned with an efficient and modern manufacturing platform, leading distribution capabilities and a lower cost structure.

 The Company operates in a capital intensive industry.  Even in periods of machinery overcapacity, significant recurring equipment and technology capital expenditures are required in the printing industry to deliver customer expected solutions.  The Company believes that its in-house research and development and a continuous improvement mentality toward printing technology has been and will be important to its success.

The Company is also subject to seasonality in its quarterly results as net sales are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters.  Seasonality is driven by increased magazine advertising page counts and retail inserts and catalogs due primarily to back-to-school and holiday related advertising and promotion.  Additionally, the Company’s sales in the last six months of 2010 will include the results of World Color Press, which was acquired on July 2, 2010.  Thus, net sales during the first six months of 2010 are not a reliable predictor for what net sales will be during the last six months of 2010.

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Summary Results

The Company’s operating income (loss), operating margin and loss per share attributable to Quad/Graphics common shareholders—diluted for the three months ended June 30, 2010 changed from the three months ended June 30, 2009 as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended June 30, 2009	$8.2	2.1%	$(0.25)
2010 Restructuring, Impairment and Transaction-Related Charges(1)	(31.3)	(7.9)%	(1.11)
2009 Restructuring and Impairment Charges(2)	2.5	0.6%	0.09
Reduction in Income Tax Expense(3)	N/A	N/A	0.06
Reduction in Operating Income(4)	(3.1)	(0.8)%	(0.06)
For the Three Months Ended June 30, 2010	$(23.7)	(6.0)%	$(1.27)

(1)   2010 Restructuring, impairment and transaction-related charges of $31.3 million incurred during the three months ended June 30, 2010 included:

a.     $1.2 million of legally required severance for the Poland plant closure (International segment);

b.     $24.4 million of impairment charges on assets for the Poland plant closure (International segment);

c.     $2.7 million of transaction costs in connection with the acquisition of World Color Press (Corporate segment);

d.     $2.2 million of integration costs incurred in connection with the acquisition of World Color Press (Corporate segment);

e.     $0.8 million of lease termination costs (U.S. Print and Related Services segment).

The Company expects to incur substantial additional costs in future reporting periods, including the additional transaction-related expenses for completing the World Color Press acquisition, as well as restructuring and integration costs.

(2)   2009 Restructuring and impairment charges of $2.5 million incurred during the three months ended June 30, 2009 included:

a.     $2.4 million of employee termination costs for 166 headcount reductions in the U.S. Print and Related Services segment.

b.     $0.1 million of employee termination costs for 72 headcount reductions in the International segment.

(3)   Income tax expense decreased $1.7 million from income tax expense of $0.2 million during the three months ended June 30, 2009 to a $1.5 million income tax benefit during the three months ended June 30, 2010.  This change is due to the decrease in pre-tax operating income.

(4)   Operating income decreased $3.1 million primarily as a result of the Company intentionally maintaining a portion of its skilled work force in the United States at higher levels than required in order to prepare the manufacturing infrastructure to support the anticipated integration of the World Color Press acquisition.

Additionally, the Company increased its administrative infrastructure for the transition to becoming a public company.  The following discussion provides additional details.

Consolidated

The following table sets forth certain information from the Company’s consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended June 30,
	2010		2009
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$345.5	87.6%	$343.6	88.4%	$1.9	0.6%
Services	48.8	12.4%	45.2	11.6%	3.6	8.0%
Total Net Sales	394.3	100.0%	388.8	100.0%	5.5	1.4%
Cost of Sales:
Products	255.4	64.8%	250.3	64.4%	5.1	2.0%
Services	33.8	8.6%	31.4	8.1%	2.4	7.6%
Total Cost of Sales	289.2	73.4%	281.7	72.5%	7.5	2.7%
Selling, General & Administrative Expenses	49.3	12.5%	47.4	12.2%	1.9	4.0%
Restructuring, Impairment and Transaction-Related Charges	31.3	7.9%	2.5	0.6%	28.8	1,152.0%
Depreciation and Amortization	48.2	12.2%	49.0	12.6%	(0.8)	(1.6)%
Total Operating Expenses	418.0	106.0%	380.6	97.9%	37.4	9.8%
Operating (Loss) Income	$(23.7)	(6.0)%	$8.2	2.1%	$(31.9)	(389.0)%

Net Sales

Product sales increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily as a result of an increase in by-product sales due to increased prices received on recycled paper and increased sales of paper to the Company’s customers, partially offset by continued pricing pressures related to the global economic recession and industry overcapacity.  Printing volumes were essentially flat between the periods.

Product sales are most reflective of Quad/Graphics’ business performance because a significant amount of total operating profit is generated from product sales.  In addition, service sales generally correspond with product sales, such that when product sales increase during a period, service sales generally increase as well, and that relationship between product sales and service sales held true during the three months ended June 30, 2010.  The increase in service sales was primarily due to an increase in freight services.

Cost of Sales

Cost of product sales increased for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 primarily as a result of increased labor costs and an increase in paper sales.  Quad/Graphics intentionally maintained a portion of its skilled labor work force in the United States at higher levels than required in order to prepare the manufacturing infrastructure to support the anticipated integration of the World Color Press acquisition.  Paper is generally billed to customers as pass-through rates, and thus when paper sales increase during a period, the cost of product sales, as well as the cost of product sales as a percentage of net sales, will increase.

Cost of service sales increased for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 primarily due to the increase in fuel costs, which, similar to paper, primarily represents a pass-through to customers.  Therefore, when fuel constitutes a higher percentage of the revenue, cost of service sales as a percentage of net sales increase and the Company’s margins generally decrease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 primarily as a result of maintaining higher than required levels of administrative staff in the United States in anticipation of the World Color Press acquisition and an increase in administrative personnel to build the infrastructure for the transition from a private to a publicly-traded company (accounting, legal, treasury and other administrative labor), as well as strategic investments in additional sales staff to drive revenue.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges of $31.3 million incurred in the three months ended June 30, 2010 include: (1) $1.2 million of legally required severance for a plant closure in Poland, (2) $24.4 million of impairment charges related to the Poland plant’s assets, (3) $2.7 million of transaction costs incurred in connection with the acquisition of World Color Press, (4) $2.2 million of integration costs incurred in connection with the acquisition of World Color Press and (5) $0.8 million of lease termination costs.  During the three months ended June 30, 2009, there were a total of $2.5 million of restructuring, impairment and transaction-related charges, including $2.4 million of restructuring charges related to 166 domestic headcount reductions and $0.1 million of restructuring charges related to 72 international headcount reductions.

Depreciation and Amortization

Depreciation and amortization decreased slightly for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 due to a decline in capital expenditures.  Considering the global economic challenges, the Company’s management decided to reduce the level of new capital purchases in 2009 and 2010, which has lowered the amount of overall depreciation.  The decrease in depreciation and amortization was partially offset by a slight increase in amortization expenses.  Amortization expenses, which are relatively low due to Quad/Graphics’ historical growth being achieved almost entirely by organic sales growth rather than through acquisition growth, include the amortization of trademarks, patents, licenses, agreements, capitalized software and acquired technology.  Depreciation of fixed assets and amortization of intangible assets is included in the line item depreciation and amortization in the consolidated statements of operations.

EBITDA and EBITDA Margin

EBITDA and EBITDA margin decreased for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 primarily due to incremental restructuring, impairment and transaction-related charges recorded during the three months ended June 30, 2010 related to the Poland plant closure and the World Color Press acquisition.  While both the Poland plant closure and the costs incurred with respect to the World Color Press acquisition had detrimental impacts in the current quarter on EBITDA and EBITDA margin, these actions were taken with the intent of improving future EBITDA and EBITDA margins.

EBITDA and EBITDA margin for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was as follows:

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
	(dollars in millions)
EBITDA and EBITDA margin	$26.0	6.6%	$58.1	14.9%	(55.2)%

EBITDA represents net loss attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization.  EBITDA margin represents EBITDA as a percentage of net sales.  EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics’ performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business.  EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP.  EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Quad/Graphics’ calculation of EBITDA and EBITDA margin may be different from the calculation used by other companies and therefore comparability may be limited.  A reconciliation of EBITDA to net earnings follows:

	Three Months Ended June 30,
	2010	2009
	(dollars in millions)
Net Loss Attributable to Quad/Graphics Common Shareholders(1)	$(35.7)	$(7.2)
Interest Expense	15.0	16.1
Income Tax (Benefit) Expense	(1.5)	0.2
Depreciation and Amortization	48.2	49.0

EBITDA	$26.0	$58.1

(1)   Net loss attributable to Quad/Graphics common shareholders include the effects of restructuring, impairment and transaction-related charges of $31.3 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively.

U.S. Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the U.S. Print and Related Services segment:

	Three Months Ended June 30,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$290.0	$291.6	$(1.6)	(0.5)%
Services	46.0	42.6	3.4	8.0%
Operating Income	11.7	13.8	(2.1)	(15.2)%
Operating Margin	3.5%	4.1%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$0.8	$2.4	(1.6)	(66.7)%

Net Sales

Product sales decreased slightly for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to pricing pressures on essentially flat printing volumes domestically.  These decreases were partially offset by an increase in paper sales to customers and by-product sales due to increased prices received on recycled paper.

While product sales slightly decreased for the current quarter as compared to the same period in 2009, service sales increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  This increase was primarily due to higher freight billings to customers.

Operating Income

Operating income for the U.S. Print and Related Services segment decreased for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 primarily as a result of higher labor levels being maintained in anticipation of the World Color Press integration, as well as higher paper and fuel sales levels, which as explained above increases cost of sales and decreases operating margins.  These decreases to operating income were partially offset by a $1.6 million decrease in restructuring, impairment and transaction-related charges recognized during the three months ended June 30, 2010.  Operating margin decreased due to the net increase in costs discussed above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the U.S. Print and Related Services segment for the three months ended June 30, 2010 were $0.8 million for lease termination costs.  Restructuring, impairment and transaction-related charges for the U.S. Print and Related Services segment for the three months ended June 30, 2009 were $2.4 million, which were related to 166 headcount reductions.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Three Months Ended June 30,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$55.5	$52.0	$3.5	6.7%
Services	2.8	2.6	0.2	7.7%
Operating Loss	(28.9)	(4.0)	(24.9)	622.5%
Operating Margin	(49.6)%	(7.3)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$25.6	$0.1	25.5	25,500.0%
Equity in Earnings of Unconsolidated Entities	1.2	0.9	0.3	33.3%

Net Sales

Product sales for the International segment increased for the three months ended June 30, 2010 compared with the three months ended June 30, 2009, despite a 1.0% negative impact on international sales due to the effects of translation, as printing and paper volumes increased in both our Poland and Argentina locations and by-product sales increased.  Service sales trended directionally with related product sales due to increased freight services.

Operating Loss

Operating loss for the International segment increased during the three months ended June 30, 2010 compared with the three months ended June 30, 2009 primarily due to the $25.5 million increase in restructuring, impairment and transaction-related charges discussed below, partially offset by the increase in net sales.

Restructuring, Impairment and Transaction-Related Charges

On June 16, 2010, the Company announced a plant closure in Poland, impacting 707 employees.  As a result, restructuring, impairment and transaction-related charges for the International segment for the three months ended June 30, 2010 were $25.6 million, consisting of $1.2 million of legally-required employee severance and

$24.4 million of impairment charges.  During the three months ended June 30, 2009, restructuring charges of $0.1 million were recognized related to the termination of 72 employees.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting.  Quad/Graphics has a 49% ownership in Plural (located in Brazil), and as such Quad/Graphics accounts for its ownership interest in Plural using the equity method.  Equity in earnings of unconsolidated entities increased in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to growth in sales volume at Plural.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended June 30,
	2010	2009
	(dollars in millions)
Operating Expenses	$1.6	$1.6
Restructuring, Impairment and Transaction-Related Charges	$4.9	$—

Corporate operating expenses were essentially flat for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 despite additional investment in anticipation of becoming a public company.  Corporate restructuring, impairment and transaction-related charges for the three months ended June 30, 2010 include $2.7 million of transaction costs and $2.2 million of integration costs incurred related to the acquisition of World Color Press.  There were no restructuring, impairment and transaction-related charges during the three months ended June 30, 2009.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Summary Results

The Company’s operating income (loss), operating margin and loss per share attributable to Quad/Graphics common shareholders—diluted for the six months ended June 30, 2010 changed from the six months ended June 30, 2009 as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Six Months Ended June 30, 2009	$19.5	2.4%	$(0.41)
2010 Restructuring, Impairment and Transaction-Related Charges(1)	(37.6)	(4.7)%	(1.34)
2009 Restructuring and Impairment Charges(2)	8.7	1.1%	0.31
Reduction in Income Tax Expense(3)	N/A	N/A	0.09
Reduction in Operating Income(4)	(10.3)	(1.3)%	(0.22)
For the Six Months Ended June 30, 2010	$(19.7)	(2.5)%	$(1.57)

(1)   2010 Restructuring, impairment and transaction-related charges of $37.6 million incurred during the six months ended June 30, 2010 included:

a.     $1.2 million of legally required severance benefits for the Poland plant closure (International segment);

b.     $24.4 million of impairment charges on assets for the Poland plant closure (International segment);

c.     $8.7 million of transaction costs in connection with the acquisition of World Color Press (Corporate segment);

d.     $0.2 million of transaction costs in connection with a $10.0 million strategic equity investment in HGI Company, LLC (sometimes referred to as HGI, included in the U.S. Print and Related Services segment);

e.     $2.2 million of integration costs incurred in connection with the acquisition of World Color Press (Corporate segment);

f.     $0.9 million of lease termination costs (U.S. Print and Related Services segment).

The Company expects to incur substantial additional costs in future reporting periods, including the additional transaction-related expenses for completing the World Color Press acquisition, as well as restructuring and integration costs.

(2)   2009 Restructuring and impairment charges of $8.7 million incurred during the six months ended June 30, 2009 included:

a.     $8.6 million of employee termination costs for 716 headcount reductions in the U.S. Print and Related Services segment.

b.     $0.1 million of employee termination costs for 72 headcount reductions in the International segment.

(3)   Income tax expense decreased $2.4 million from income tax expense of $0.8 million during the six months ended June 30, 2009 to a $1.6 million income tax benefit during the six months ended June 30, 2010.  This change is due to the decrease in the pre-tax operating income.

(4)   Operating income decreased $10.3 million primarily due to the Company intentionally maintaining a portion of its skilled work force in the United States at higher levels than required in order to prepare the manufacturing infrastructure to support the anticipated integration of the World Color Press business.  Additionally, the Company increased its administrative infrastructure for the transition to becoming a public company.  Operating income also decreased due to decreased sales.  The following discussion provides additional details.

Consolidated

The following table sets forth certain information from Quad/Graphics’ consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Six Months Ended June 30,
	2010		2009
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$696.8	87.3%	$705.0	87.7%	$(8.2)	(1.2)%
Services	101.1	12.7%	99.3	12.3%	1.8	1.8%
Total Net Sales	797.9	100.0%	804.3	100.0%	(6.4)	(0.8)%
Cost of Sales:
Products	515.7	64.6%	514.9	64.0%	0.8	0.2%
Services	69.9	8.8%	69.1	8.6%	0.8	1.2%
Total Cost of Sales	585.6	73.4%	584.0	72.6%	1.6	0.3%
Selling, General & Administrative Expenses	96.9	12.2%	94.0	11.7%	2.9	3.1%
Restructuring, Impairment and Transaction-Related Charges	37.6	4.7%	8.7	1.1%	28.9	332.2%
Depreciation and Amortization	97.5	12.2%	98.1	12.2%	(0.6)	(0.6)%
Total Operating Expenses	817.6	102.5%	784.8	97.6%	32.8	4.2%
Operating (Loss) Income	$(19.7)	(2.5)%	$19.5	2.4%	$(39.2)	(201.0)%

Net Sales

Product sales decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily as a result of continued pricing pressures related to increased competition and industry overcapacity, a decline in paper sales, and decreased volumes due to the global economic recession.  These decreases were partially offset by increased by-product sales.

While product sales decreased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, service sales increased slightly during the same respective periods.  The increase in service sales was primarily due to an increase in freight billed to customers.

Cost of Sales

Cost of product sales for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 was essentially flat.  Despite decreased printing sales, Quad/Graphics intentionally maintained a portion of its skilled labor work force in the United States at higher levels than required in order to prepare the manufacturing infrastructure to support the anticipated integration of the World Color Press acquisition, which was acquired on July 2, 2010.  The impact of the additional labor was partially offset by lower paper costs.

Cost of service sales increased for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to the increase in fuel costs, which primarily represents a pass-through to customers.  Therefore, when fuel constitutes a higher percentage of the revenue, cost of service sales as a percentage of net sales increase and the Company’s margins generally decrease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily as a result of maintaining higher than required levels of administrative staff in the United States in anticipation of the World Color Press acquisition and an increase in administrative personnel to build the infrastructure for the transition from a private to a publicly-traded company (accounting, legal, treasury and other administrative labor), as well as strategic investments in additional sales staff to drive revenue.  These increases were partially offset by a reduction in bad debt expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges of $37.6 million incurred in the six months ended June 30, 2010 include: (1) $1.2 million of legally required severance for a plant closure in Poland, (2) $24.4 million of impairment charges related to the Poland plant’s assets, (3) $8.7 million of transaction costs incurred in connection with the acquisition of World Color Press, (4) $0.2 million of transaction costs incurred in connection with the strategic investment in HGI, (5) $2.2 million of integration costs incurred in connection with the acquisition of World Color Press and (6) $0.9 million of lease termination costs.  During the six months ended June 30, 2009, there were a total of $8.7 million of restructuring, impairment and transaction-related charges, including $8.6 million of restructuring charges related to 716 domestic headcount reductions and $0.1 million of restructuring charges related to 72 international headcount reductions.

Depreciation and Amortization

Depreciation and amortization decreased for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 due to a decline in capital expenditures.  Considering the global economic challenges, the Company’s management decided to reduce the level of new capital purchases in 2009 and 2010, which has lowered the amount of overall depreciation.  The decrease in depreciation and amortization was partially offset by a slight increase in amortization expenses.  Amortization expenses, which are relatively low due to Quad/Graphics’ historical growth being achieved almost entirely by organic sales growth rather than through acquisition growth, include the amortization of trademarks, patents, licenses, agreements, capitalized software and acquired technology.  Depreciation of fixed assets and amortization of intangible assets is included in the line item depreciation and amortization in the consolidated statements of operations.

EBITDA and EBITDA Margin

EBITDA decreased for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to $28.9 million of incremental restructuring, impairment and transaction-related charges as discussed above.  Excluding those costs, EBITDA decreased $8.8 million primarily due to intentional labor force decisions made in anticipation of the World Color Press acquisition as well as decreased sales from pricing and volume decreases.

EBITDA and EBITDA margin for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was as follows:

	Six Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
	(dollars in millions)
EBITDA and EBITDA margin	$82.0	10.3%	$119.7	14.9%	(31.5)%

EBITDA represents net loss attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization.  EBITDA margin represents EBITDA as a percentage of net sales.  EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics’ performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business.  EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP.  EBITDA and EBITDA margin should not be considered alternatives to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Quad/Graphics’ calculation of EBITDA and EBITDA margin may be different from the calculation used by other companies and therefore comparability may be limited.  A reconciliation of EBITDA to net earnings follows:

	Six Months Ended December 31,
	2010	2009
	(dollars in millions)
Net Loss Attributable to Quad/Graphics Common Shareholders(1)	$(44.2)	$(11.7)
Interest Expense	30.3	32.5
Income Tax (Benefit) Expense	(1.6)	0.8
Depreciation and Amortization	97.5	98.1
EBITDA	$82.0	$119.7

(1)   Net loss attributable to Quad/Graphics common shareholders include the effects of restructuring, impairment and transaction-related charges of $37.6 million and $8.7 million for the six months ended June 30, 2010 and 2009, respectively.

U.S. Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the U.S. Print and Related Services segment:

	Six Months Ended June 30,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$588.7	$598.0	$(9.3)	(1.6)%
Services	95.6	93.6	2.0	2.1%
Operating Income	29.5	27.8	1.7	6.1%
Operating Margin	4.3%	4.0%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$0.9	$8.6	(7.7)	(89.5)%

Net Sales

Product sales for the U.S. Print and Related Services segment decreased for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily as a result of continued pricing pressures related to increased competition and industry overcapacity, a decline in paper sales, and decreased volumes due to the global economic recession.  These decreases were partially offset by increased by-product sales.

While product sales decreased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, service sales increased during the same respective periods.  The increase in service sales was primarily due to an increase in freight billed to customers.

Operating Income

Operating income for the U.S. Print and Related Services segment increased for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily as a result of a decrease in restructuring charges of $7.7 million, partially offset by the margin impact of the sales decline and increases in labor expense in anticipation of integrating the World Color Press acquisition.  Operating margin increased due to the impact of the decreased restructuring charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the U.S. Print and Related Services segment for the six months ended June 30, 2010 were $0.9 million for lease termination costs.  Restructuring, impairment and transaction-related charges for the U.S. Print and Related Services segment for the six months ended June 30, 2009 were $8.6 million, which were related to 716 headcount reductions.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Six Months Ended June 30,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$108.1	$107.0	$1.1	1.0%
Services	5.5	5.7	(0.2)	(3.5)%
Operating Loss	(33.7)	(4.3)	(29.4)	(683.7)%
Operating Margin	(29.7)%	(3.8)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$25.6	$0.1	25.5	25,500.0%
Equity in Earnings of Unconsolidated Entities	3.8	2.1	1.7	81.0%

Net Sales

Product sales for the International segment increased for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 as printing and paper volumes increased in both our Poland and Argentina locations and increased by-product sales.  Foreign currency translation did not significantly impact the periods.

Operating Loss

Operating loss for the International segment increased during the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to the $25.5 million increase in restructuring, impairment and transaction-related charges discussed below.

Restructuring, Impairment and Transaction-Related Charges

On June 16, 2010, the Company announced a plant closure in Poland, impacting 707 employees.  As a result, restructuring, impairment and transaction-related charges for the International segment for the six months ended June 30, 2010 were $25.6 million, consisting of $1.2 million of legally-required employee severance and $24.4 million of impairment charges.  During the six months ended June 30, 2009, restructuring charges of $0.1 million were recognized related to the termination of 72 employees.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting.  Quad/Graphics has a 49% ownership in Plural (located in Brazil), and as such Quad/Graphics accounts for its ownership interest in Plural using the equity method.  Equity in earnings of unconsolidated entities increased in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to growth in sales volume at Plural.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Six Months Ended June 30,
	2010	2009
	(dollars in millions)
Operating Expenses	$4.4	$4.0
Restructuring, Impairment and Transaction-Related Charges	$11.1	$—

Corporate operating expenses increased for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily as a result of adding administrative infrastructure for the transition to becoming a public company.  Corporate restructuring, impairment and transaction-related charges during the six months ended June 30, 2010 include $8.7 million of transaction costs and $2.2 million of integration costs related to the acquisition of World Color Press, as well as $0.2 million of transaction costs related to the strategic investment in HGI.  There were no restructuring, impairment and transaction-related charges during the six months ended June 30, 2009.

Liquidity and Capital Resources

Quad/Graphics utilizes cash flows from operations and borrowings under its credit facilities to satisfy its liquidity and capital requirements.  Quad/Graphics believes that its expected cash flows from operations and unused available capacity under its revolving credit facilities provide adequate resources to fund ongoing operating requirements, as well as future capital expenditures, debt service requirements, dividends to shareholders and to invest in future growth to create value for its shareholders.

As discussed in Changes to Capital Structure Related to the World Color Press Acquisition section below, on April 23, 2010 Quad/Graphics entered into a $1.23 billion debt financing agreement with certain lenders consisting of a $700.0 million term loan and a $530.0 million revolving credit facility.  With this new debt financing agreement executed, the Company expects to have sufficient availability of funds for ongoing operating cash requirements, even after taking into account the cash requirements of the acquisition and integration of World Color Press.

Cash Flows Provided by Operating Activities

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net cash provided by operating activities was $74.3 million for the six months ended June 30, 2010, compared to $68.7 million for the six months ended June 30, 2009, resulting in a $5.6 million increase.  The increase was primarily related to a $19.7 million increase in cash flows from working capital from decreased cash payments in 2010 for incentive compensation related to 2009 results, the implementation of an ongoing program in the first quarter of 2009 to pay certain European paper suppliers faster in exchange for cash discounts, and decreased accounts payable payments in 2010, partially offset by decreased collections on accounts receivable in the first six months of 2010 as compared to 2009.  The increase in cash flows from working capital was partially offset by the $32.2 million increase in the net loss, less the $24.4 million non-cash impairment charges on the Poland plant closure recorded in the six months ended June 30, 2010.

Cash Flows Used in Investing Activities

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net cash used in investing activities was $52.0 million for the six months ended June 30, 2010, compared to $57.6 million for the six months ended June 30, 2009, resulting in a decrease of $5.6 million. The decrease was primarily related to a decrease in property, plant and equipment purchases of $14.6 million, partially offset by a $10.0 million strategic equity investment in HGI, a Wisconsin-based commercial printer, on February 28, 2010.  HGI specializes in short to medium-run books, manuals, directories, publications, marketing collateral and in-store/point-of-purchase materials.  Quad/Graphics acquired a 47% interest in HGI and accounts for the investment using the equity method of accounting.

Cash Flows Used in Financing Activities

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net cash used in financing activities was $21.5 million for the six months ended June 30, 2010, compared to $25.2 million for the six months ended June 30, 2009, resulting in a decrease of $3.7 million. The decrease was primarily the result of a $25.6 million increase in borrowings as well as a $5.8 million decrease in purchases of treasury stock, partially offset by a $14.0 million increase in cash dividends and $13.7 million of debt issuance costs incurred through June 30, 2010 related to the $1.23 billion debt financing agreement discussed below in Changes to Capital Structure Related to the World Color Press Acquisition.

Pro forma annual impact of C corporation status on Cash Flows

From its inception through December 31, 2004, Quad/Graphics was a C corporation for Federal and state income tax purposes.  Since January 1, 2005, Quad/Graphics was treated as an S corporation for Federal and state income tax purposes (although certain Quad/Graphics’ subsidiaries were treated as C corporations during the period).  As a result, Quad/Graphics’ income has generally been taxed directly to the Quad/Graphics shareholders rather than to Quad/Graphics.  In connection with the World Color Press acquisition, the Company’s S corporation status was terminated.  Had Quad/Graphics been taxed as a C corporation, and not including the impact on cash flows from operations of deferred tax assets and liabilities, increased income tax benefits on the pre-tax losses would have caused cash flows from operating activities to increase by approximately $16 million and $5 million during the six months ended June 30, 2010 and 2009, respectively.  Cash flows from financing activities would have increased $9.1 million and $10.0 million during the same periods as no tax related distributions would have been paid to the Quad/Graphics S corporation shareholders.

Debt Obligations

Through June 30, 2010, Quad/Graphics utilized a combination of senior notes, revolving credit facilities and a Euro denominated facilities agreement as vehicles to fund working capital requirements, capital expenditures, debt service requirements and dividends to shareholders.  During the six months ended June 30, 2010, there have been no material changes in the existing debt facilities, except a $25.6 million increase in borrowings.

As part of the acquisition of World Color Press, on April 23, 2010 Quad/Graphics entered into a $1.23 billion debt financing agreement with certain lenders to refinance Quad/Graphics’ existing revolving credit facilities, refinance certain World Color Press’ debt obligations, and fund transaction related cash payments and expenses.  The first borrowings under this new debt financing agreement were made subsequent to the end of the second quarter in anticipation of the July 2, 2010 consummation of the World Color Press acquisition.  The new debt financing agreement is further discussed below in Changes to Capital Structure Related to the World Color Press Acquisition.

Covenants and Compliance on Pre-Acquisition Debt

Quad/Graphics’ various lending arrangements as of June 30, 2010 included certain financial covenants.  All financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Master Note and Security Agreement.  Among these covenants, Quad/Graphics must maintain the following:

•      Consolidated net worth of at least $745.8 million with minimum requirements increasing by 40% of net income after tax distributions for each year (as of June 30, 2010, Quad/Graphics’ consolidated net worth was $821.9 million);

•      A fixed charge coverage ratio on a rolling twelve month basis of not less than 1.50 to 1.00 (for the rolling twelve month period ended June 30, 2010, Quad/Graphics’ fixed charge coverage ratio was 4.82 to 1.00).

As of and for the rolling twelve month period ended June 30, 2010, Quad/Graphics was in compliance with all of these, and all other, covenants.  Under these lending agreements, there are no significant restrictions on Quad/Graphics’ ability to declare or pay cash dividends or purchase or redeem any Quad/Graphics outstanding stock.  While Quad/Graphics currently expects to be in compliance in future periods, there can be no assurance that financial covenants will continue to be met.

Quad/Graphics’ failure to maintain compliance with these financial covenants could prevent Quad/Graphics from borrowing additional amounts and could result in a default under any of the debt agreements.  Such default could cause the indebtedness outstanding under the Master Note and Security Agreement and other credit facilities, by virtue of cross-acceleration or cross-default provisions, to become immediately due and payable.

Changes to Capital Structure Related to the World Color Press Acquisition

Concurrent with the closing of the World Color Press acquisition, Quad/Graphics received a $250.0 million advance on the revolving credit facility and $700.0 million for the term loan portion of the $1.23 billion debt financing agreement.  These amounts, as well as Quad/Graphics and World Color Press cash, were used on the July 2, 2010 closing date of the acquisition to fund:

(1)   Replacement of Quad/Graphics’ former revolving credit facilities, which had outstanding borrowings of $106.1 million (including interest owed and payment of the debt issuance costs on the new debt financing agreement of $43.7 million).  The $43.7 million of debt issuance costs will be capitalized and amortized over the term of the new debt;

(2)   Satisfaction of certain World Color Press debt obligations of $571.4 million, which included funding of $123.9 million to defease World Color Press’ unsecured notes that will be recorded as restricted cash (of which $34.7 million was returned to the Company on August 2, 2010 upon the unsecured notes being called by the Company);

(3)   Transaction costs of $53.1 million (excluding debt issuance costs) that will be expensed;

(4)   Redemption of outstanding World Color Press equity securities (consisting of preferred shares, warrants, deferred share units and restricted share units) and the cash consideration paid to the former World Color Press common shareholders, which in total were $88.5 million;

(5)   Distribution of $140.0 million to Quad/Graphics’ then existing common shareholders that will be recorded as a reduction to retained earnings;

(6)   Collateralization of letters of credit of $32.0 million that will be recorded as restricted cash; and

(7)   Other obligations arising from the acquisition of $33.3 million that will be recorded as reductions of liabilities.

This $1.23 billion of financing is guaranteed by certain subsidiaries of Quad/Graphics and is secured by substantially all Quad/Graphics’ and each subsidiary guarantor’s U.S. and, to a certain extent, Canadian assets, which were unencumbered as of June 30, 2010.  The $700.0 million term loan matures on July 1, 2016, requires variable quarterly principal payments, and bears interest at a variable interest rate primarily based on LIBOR, subject to a 1.5% LIBOR minimum rate.  The $530.0 million revolving credit facility matures on July 1, 2014 and bears interest at a variable interest rate primarily based on LIBOR.  Certain defined portions of the revolving credit facility may be used for letters of credit or swing line loans.

This debt financing agreement subjects Quad/Graphics to certain quarterly financial covenants, with all of the following terms as defined in the executed agreement.  Among those covenants, Quad/Graphics is required to maintain the following:

•      A maximum leverage ratio, defined as total debt to consolidated EBITDA (EBITDA as it is defined in the debt agreement), not in excess of 3.75 to 1.00, with a step down to 3.50 to 1.00 at December 31, 2012 and a further step down to 3.25 to 1.00 at December 31, 2013;

•      A minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, of not less than 3.00 to 1.00, with a step up to 3.25 to 1.00 at December 31, 2011 and a further step up to 3.50 to 1.00 at December 31, 2012; and

•      Consolidated net worth of at least $745.8 million plus 40% of consolidated net income cumulatively.

The covenants also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.  Pursuant to the debt financing agreement, the Company is prohibited from paying any dividends, repurchasing capital stock or making any distributions other than, among other limited situations, annual dividends or distributions not to exceed $10 million during 2010 and $60 million during each of 2011 and 2012, provided that the aggregate amount of dividends paid or distributions made does not exceed $120 million from 2010, 2011 and 2012, taken as a whole.  Starting January 1, 2013, the Company has additional dividend restrictions (based on free cash flow as defined in the debt financing agreement) if the Company’s total leverage ratio is greater than 2.75 to 1.00, but has no restrictions if the Company’s total leverage ratio is less than 2.75 to 1.00 (total leverage ratio as defined in the debt financing agreement).  While Quad/Graphics currently expects to be in compliance with these expected covenants in future periods, there can be no assurance that they will be met.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2010, the only off-balance sheet arrangements that existed were lease obligations, which have not changed materially from that listed in the Contractual Obligations and Other Commitments table in the Company’s Registration Statement on Form S-4/A (Registration No. 333-165259) filed on May 26, 2010.  As of June 30, 2010, the Company’s contractual obligations have not changed materially from the table and the relates notes to the table listed in such registration statement, except for the new debt financing agreement in connection with the acquisition of World Color Press discussed above.  Additional contractual obligations resulting from the World Color Press acquisition will be reflected in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

Recent and New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (sometimes referred to as FASB) issued accounting guidance on business combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date.  Acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as acquisition costs and included in the amount recorded for assets acquired.  The Company adopted this accounting guidance effective January 1, 2009.  This accounting guidance is being applied to the accounting for the acquisition of World Color Press.  The final valuation of the assets, liabilities and resulting goodwill, as well as the expensing of transaction and restructuring costs as incurred, will have a material impact on the Company’s consolidated financial statements.

The following pronouncement has been adopted by Quad/Graphics for the six months ended June 30, 2010:

In June 2009, the FASB issued accounting guidance which introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, this accounting guidance clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity.  Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities.  Quad/Graphics adopted this guidance effective January 1, 2010, and the adoption of the accounting guidance did not have any impact on the Quad/Graphics consolidated financial statements.

There are no applicable pronouncements to the Quad/Graphics consolidated financial statements that have been issued and have an adoption date after June 30, 2010.

ITEM 3.                                                Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks which may adversely affect the Company’s results of operations and financial condition, including changes in interest and foreign currency exchange rates, changes in the economic environment that would impact credit positions and changes in the prices of certain commodities.  The Company’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

On July 2, 2010, the Company completed its acquisition of World Color Press.  This acquisition is expected to increase the number of transactions in which the Company is involved and expand the international scope of the Company’s operations.  In addition, in connection with the acquisition, the Company entered into a $1.23 billion variable interest rate debt financing agreement to fund transaction-related payments for the acquisition of World Color Press, refinance the Company’s prior revolving credit facility and refinance certain World Color Press’ debt obligations outstanding prior to the acquisition.  During the integration process, the post-acquisition market risks of the Company will be assessed in detail and management will modify the Company’s risk management strategies based on that assessment; however, these future strategies may not fully insulate the Company.

The remainder of this Quantitative and Qualitative Disclosures About Market Risk section pertains to the Company’s market risks as of June 30, 2010.

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt.  As of June 30, 2010, the Company had fixed rate debt outstanding of $708.2 million and variable rate debt outstanding of $149.0 million.  A hypothetical change in the interest rate of 10% from the Company’s current weighted average interest rate on variable rate debt obligations of 2.08% would not have a material impact on the Company’s interest expense.  A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at June 30, 2010 by approximately $25.3 million.

Foreign Currency Risk and Translation Exposure

The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates.  From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  The Company’s hedging operations historically have not been material, and gains or losses from these operations have not been material to the Company’s cash flows, financial position or results of operations.

The Company’s primary international operations use the Euro and Argentine peso as their functional currency.  Foreign exchange rate fluctuations may adversely impact the consolidated financial position of the Company as the assets and liabilities of its foreign operations are translated into United States dollars in preparing its consolidated balance sheets.  As of June 30, 2010, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $37.0 million, and, as such, a hypothetical 10% adverse change in quoted foreign currency exchange rates would not have a material impact.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer’s ability to pay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Based on customer account reviews and due to the continued instability of the global economy, during the three months and six months ended June 30, 2010 the Company recorded provisions for doubtful accounts of $0.6 million and $1.2 million, respectively.  The Company reduces its credit risk by having a geographically dispersed customer base in a variety of industries.  Also, the Company does not have a high degree of concentration with any single customer account.  During the three and six months ended June 30, 2010, the Company’s largest customer accounted for less than 7% of the Company’s net sales.

Commodity Risk

The primary raw materials used by the Company are paper, ink and fuel.  Postage costs are also a significant component of the printing costs of the Company’s customers.  At this time, the Company’s supply of raw materials is readily available from numerous suppliers; however, based on market conditions, that could change in the future.  Most of the Company’s United States customers provide their own paper for the printing process.  For those customers who do not supply paper, the Company will include price adjustment clauses in sales contracts, which it also does for other critical raw materials in the printing process and postage.  As a result, a hypothetical 10% change in the price of paper and other raw materials would not have a significant direct impact on the Company’s consolidated annual results of operations or cash flows; however, significant increases in commodity pricing or postage could influence future customer print volumes.  Inflation has not had a significant impact on the Company historically.

ITEM 4.                                                     Controls And Procedures

(a) Disclosure controls and procedures.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

This Quarterly Report on Form 10-Q does not include a discussion of changes in the Company’s internal controls over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II — OTHER INFORMATION

ITEM 1A.                  Risk Factors

Risk factors relating to the Company are contained in the Company’s Registration Statement on Form S-4/A (Registration No. 333-165259), filed with the SEC on May 26, 2010, under the heading “Risk Factors.”  No material change to such risk factors occurred during the period from May 26, 2010 through June 30, 2010.

ITEM 2.       Unregistered Sales Of Equity Securities And Use Of Proceeds

On April 22, 2010, a former employee of the Company exercised a stock option to acquire 8,850 shares of the Company’s class A common stock, par value $0.025 per share, for an aggregate exercise price of $139,871.  The exercise of the stock option was effected through payment of the exercise price in cash by the former employee.  The Company offered and sold these shares in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 701 promulgated thereunder.  The Company was eligible for reliance on Rule 701 because it was not subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, at the time of the sale.

(b)           Not applicable.

(c)           Not applicable.

See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Liquidity and Capital Resources — Debt Obligations,” included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 6.       Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date: August 13, 2010	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ John C. Fowler
John C. Fowler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2010

Exhibits

(3.1)

July 2, 2010 Amendments to the Amended Bylaws of Quad/Graphics, Inc. (incorporated by reference to Exhibit 3.1 to Quad/Graphics, Inc.’s Current Report on Form 8-K dated July 2, 2010 and filed on July 9, 2010).

(3.2)

Amended Bylaws of Quad/Graphics, Inc. as amended through July 2, 2010 (incorporated by reference to Exhibit 3.2 to Quad/Graphics, Inc.’s Current Report on Form 8-K dated July 2, 2010 and filed on July 9, 2010).

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.