Form 10-Q
period 2010-09-30
Quad/Graphics, Inc.
filed 2010-11-15
CIK 1481792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 12, 2010

Class A Common Stock	31,820,095

Class B Common Stock	15,005,672

Class C Common Stock	245,353

QUAD/GRAPHICS, INC.

FORM 10-Q INDEX

For the Quarter Ended September 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.       Financial Statements

QUAD/GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales
Products	$1,077.7	$416.3	$1,774.5	$1,121.3
Services	131.0	55.3	232.1	154.6
Total net sales	1,208.7	471.6	2,006.6	1,275.9

Cost of sales
Products	840.5	294.8	1,356.2	809.7
Services	98.3	36.3	168.2	105.4
Total cost of sales	938.8	331.1	1,524.4	915.1

Selling, general and administrative expenses	112.6	48.3	209.5	142.3
Depreciation and amortization	87.8	49.3	185.3	147.4
Restructuring, impairment and transaction-related charges	74.0	1.3	111.6	10.0
Total operating expenses	1,213.2	430.0	2,030.8	1,214.8

Operating income (loss)	(4.5)	41.6	(24.2)	61.1

Interest expense	31.1	15.8	61.4	48.3

Earnings (loss) before income taxes and equity in earnings of unconsolidated entities	(35.6)	25.8	(85.6)	12.8

Income tax expense (benefit)	198.8	(0.2)	197.2	0.6

Earnings (loss) before equity in earnings of unconsolidated entities	(234.4)	26.0	(282.8)	12.2

Equity in earnings of unconsolidated entities	2.0	2.5	6.3	4.6

Net earnings (loss)	$(232.4)	$28.5	$(276.5)	$16.8

Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.1)

Net earnings (loss) attributable to Quad/Graphics common shareholders	$(232.5)	$28.4	$(276.7)	$16.7

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic	$(5.01)	$1.01	$(8.07)	$0.59
Diluted	$(5.01)	$0.98	$(8.07)	$0.57

Weighted average number of common shares outstanding:
Basic	46.4	28.2	34.3	28.3
Diluted	46.4	29.0	34.3	29.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$36.8	$8.9
Receivables, less allowances for doubtful accounts of $87.3 at September 30, 2010 and $22.4 at December 31, 2009	757.8	227.2
Inventories	299.2	87.3
Prepaid expenses and other current assets	60.9	7.4
Deferred income taxes	90.4	5.3
Restricted cash	5.9	—

Total current assets	1,251.0	336.1

Property, plant and equipment—net	2,349.8	1,677.3
Goodwill	790.8	39.6
Other intangible assets—net	384.7	10.0
Restricted cash	122.0	—
Equity method investments in unconsolidated entities	77.1	40.7
Other long-term assets	79.8	5.5

Total assets	$5,055.2	$2,109.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$230.2	$105.0
Income and other taxes payable	—	6.9
Amounts owing in satisfaction of bankruptcy claims	39.0	—
Accrued liabilities	454.1	144.8
Short-term debt and current portion of long-term debt	99.0	100.1
Current portion of capital lease obligations	15.2	7.6

Total current liabilities	837.5	364.4

Long-term debt	1,599.3	749.7
Unsecured notes to be issued	50.5	—
Capital lease obligations	44.4	15.8
Deferred income taxes	407.0	16.0
Other long-term liabilities	712.0	39.9

Total liabilities	3,650.7	1,185.8

Commitments and contingencies (Note 10)

Redeemable equity (Note 19)	12.0	141.5

Quad/Graphics common stock and other equity (Note 19)
Preferred stock	—	—
Common stock, Class A	1.0	0.4
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	1,000.2	77.8
Treasury stock, at cost	(301.9)	(304.5)
Retained earnings	693.0	1,011.2
Accumulated other comprehensive loss	(0.7)	(3.7)

Quad/Graphics common stock and other equity	1,392.0	781.6

Noncontrolling interests	0.5	0.3

Total common stock and other equity and noncontrolling interests	1,392.5	781.9

Total liabilities and shareholders’ equity	$5,055.2	$2,109.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net earnings (loss)	$(276.5)	$16.8
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	185.3	147.4
Amortization of debt issuance costs	3.0	—
Impairment and other non-cash integration charges	34.7	—
Stock-based compensation charges	3.8	3.3
Loss on sales or disposal of property, plant and equipment	0.7	0.4
Deferred income taxes	194.7	1.2
Equity in earnings of unconsolidated entities	(6.3)	(4.6)
Dividends from unconsolidated entities	0.4	1.0
Changes in operating assets and liabilities—net of acquisitions	(156.9)	(55.3)

Net cash (used in) provided by operating activities	(17.1)	110.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(73.9)	(72.7)
Proceeds from the sale of property, plant and equipment	10.1	0.5
Equity investment in unconsolidated entities	(10.0)	—
Transfers to restricted cash	(66.0)	—
Acquisition of businesses—net of cash acquired	20.6	—

Net cash used in investing activities	(119.2)	(72.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	689.2	—
Payments of long-term debt	(490.0)	(31.7)
Payments of capital lease obligations	(25.3)	(6.2)
Borrowings on revolving credit facilities	627.9	450.9
Payments on revolving credit facilities	(428.0)	(448.5)
Payment of capitalized debt issuance costs	(45.8)	—
Proceeds from issuance of common stock	0.8	1.1
Purchase of treasury stock	—	(11.7)
Payment of cash distributions	(140.0)	—
Payment of cash dividends	(14.0)	—
Payment of tax distributions	(9.5)	(10.1)

Net cash provided by (used in) financing activities	165.3	(56.2)

Effect of exchange rates on cash and cash equivalents	(1.1)	3.1

Net increase (decrease) in cash and cash equivalents	27.9	(15.1)

Cash and cash equivalents at beginning of period	8.9	18.8

Cash and cash equivalents at end of period	$36.8	$3.7

SUPPLEMENTAL NON-CASH DISCLOSURE
Acquisition of noncontrolling interest (Note 3)	$—	$8.9
Acquisitions of businesses (Note 3):
Fair value of assets acquired, net of cash	$1,977.1	$—
Liabilities assumed	(1,834.5)
Goodwill	744.7
Net equity issued for acquisition of World Color Press	(908.6)
Fair value of assets acquired, net of cash, other acquisitions	0.7
Acquisition of businesses—net of cash acquired	$20.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the “Company” or “Quad/Graphics”) have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2009 and notes thereto included in the Company’s Registration Statement on Form S-4/A (Registration No. 333-165259) filed with the SEC on May 26, 2010, which incorporates by reference the World Color Press Inc. (“World Color Press” or “WCP”) audited consolidated annual financial statements as of and for the year ended December 31, 2009 and notes thereto in the World Color Press Form 40-F (Registration No. 001-14118) filed with the SEC on March 1, 2010.

The Company’s business is seasonal, with the majority of historical operating income recognized in the second half of the fiscal year, primarily as a result of a higher number of magazine pages, new product launches and back-to-school, retail and holiday catalog promotions, and increased book volumes.  Within any year, the seasonality could adversely affect the Company’s cash flow and results of operations on a quarterly basis.  As a result of seasonality and other potential factors, the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010.  The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009.  All significant intercompany transactions have been eliminated in consolidation.  These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements.  Actual results could differ from these estimates.

On July 2, 2010, pursuant to the terms and conditions of the arrangement agreement with World Color Press dated January 25, 2010, World Color Press became a wholly-owned subsidiary of Quad/Graphics, as further discussed in Note 3.  World Color Press’ results of operations and account balances are included in the Company’s results of operations and balance sheet prospectively as of the July 2, 2010 transaction date.  See Note 21 for discussion of the impact of the acquisition on the Company’s operating and reportable segments.

Note 2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, this accounting guidance clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity.  Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities.  The Company adopted this guidance effective January 1, 2010, and the adoption of the accounting guidance did not have an impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued accounting guidance which requires additional disclosures regarding transfers between Levels 1, 2, and 3 of the fair value hierarchy, as well as a more detailed reconciliation of recurring Level 3 measurements. Certain aspects of this accounting guidance were effective and adopted by the Company in the first quarter of 2010.  This adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued accounting guidance which amends existing disclosure requirements and requires additional quantitative and qualitative disclosures concerning financing receivables, credit risk exposures and the allowance for credit losses.  Certain aspects of this accounting guidance will be effective for the Company in the fourth quarter of 2010.  This adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Acquisitions

2010 Acquisitions

On July 2, 2010, the Company completed the acquisition of World Color Press as described in the definitive arrangement agreement, dated as of January 25, 2010, pursuant to which World Color Press became a wholly-owned subsidiary of the Company.  World Color Press is a provider of comprehensive print, digital and related services to retailers, catalogers, publishers, branded-goods companies and other businesses in North America and Latin American countries.  World Color Press’ products include advertising inserts, circulars, catalogs, direct mail products, magazines, books, directories, digital pre-media, logistics, and mail list technologies.  The operations of World Color Press are complimentary to the Company’s existing business, and as a result this acquisition is expected to improve the Company’s ability to serve customers and reduce management, procurement, manufacturing and distribution costs.  In connection with the closing of the acquisition, the Company registered its Class A common stock with the SEC under the Securities Exchange Act of 1934, as amended, and on July 6, 2010, Quad/Graphics’ Class A common stock commenced trading on The New York Stock Exchange under the symbol “QUAD”.

At the completion of the acquisition, each outstanding World Color Press common share, including the common shares issued upon conversion of certain World Color Press preferred shares, was converted into the right to receive 0.2154 shares of Class A common stock of Quad/Graphics.  The former World Color Press common shareholders received a total of 18,734,045 shares of Quad/Graphics Class A common stock (subject to fractional share cash-outs).  Immediately following the completion of the acquisition, the shareholders of Quad/Graphics who were shareholders prior to completion of the acquisition owned approximately 60% of the outstanding common stock of Quad/Graphics and former common shareholders of World Color Press owned approximately 40% of the outstanding common stock of Quad/Graphics.  In addition to the share consideration, former holders of World Color Press common shares received aggregate cash consideration of $48.4 million, or approximately $0.56 per share.  Quad/Graphics also provided $44.9 million of cash consideration to purchase all outstanding World Color Press warrants and to fund redemptions of or payments due on any other equity securities not converted to common shares, including dividends on preferred shares.

Based on this consideration, the total purchase price to consummate the acquisition of World Color Press was as follows:

Purchase Price
New Quad/Graphics Class A common shares issued	18.734045
Average Quad/Graphics Class A common share price on July 6, 2010 (first day of trading)	$48.50
Stock consideration	908.6
Cash consideration	93.3
Purchase price	$1,001.9

Concurrent with the closing of the acquisition, Quad/Graphics received a $250.0 million advance from the revolving credit facility and $689.2 million from the term loan portion of the $1.23 billion debt financing agreement discussed in Note 12.  These amounts, as well as Quad/Graphics and World Color Press cash, were used on the July 2, 2010 closing date of the acquisition to fund:

(1)                      Replacement of Quad/Graphics’ former revolving credit facilities, which had outstanding borrowings of $106.1 million (including interest owed and payment of debt issuance costs due upon the transaction for the new debt financing agreement of $32.9 million);

(2)                      Satisfaction of certain World Color Press debt obligations of $580.6 million, which included $8.0 million of early repayment premiums and funding of $123.9 million to defease the World Color Press’ unsecured notes (of which $34.7 million was returned to the Company on August 2, 2010 upon the unsecured notes being called by the Company, resulting in $89.2 million of restricted cash related to the unsecured notes remaining);

(3)                      Transaction costs of $45.5 million were paid on July 2, 2010 (excluding debt issuance costs); any transaction costs incurred by Quad/Graphics were expensed as incurred in accordance with the acquisition method of accounting and are classified as restructuring, impairment and transaction-related charges on the condensed consolidated statements of operations;

(4)                      Redemption of outstanding World Color Press equity securities (consisting of preferred shares, warrants, deferred share units and restricted share units) and the cash consideration paid to the former World Color Press common shareholders described above, which in total were $88.5 million (in addition to $4.8 million of preferred dividends, which had been paid after the January 25, 2010 date of the arrangement agreement but prior to July 2, 2010);

(5)                      Distribution of $140.0 million to Quad/Graphics’ then existing common shareholders;

(6)                      Collateralization of letters of credit of $32.0 million;

(7)                      Payment to settle a capital lease of $17.6 million; and

(8)                      Other obligations arising from the acquisition of $14.7 million.

The following unaudited pro forma combined financial information presents the Company’s results as though Quad/Graphics and World Color Press had combined at the beginning of each respective period.  The pro forma information has been prepared with the following considerations:

(1)                      The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting under existing GAAP.  Quad/Graphics is the acquirer for accounting purposes.

(2)                      World Color Press historical amounts have been converted from Canadian generally accepted accounting principles to GAAP.

(3)                      On July 21, 2009, upon emergence from bankruptcy protection in Canada and the United States, World Color Press was required to adopt “fresh start” financial accounting.  Under fresh start accounting, World Color Press undertook a comprehensive re-evaluation of its assets and liabilities and World Color Press became a new entity for financial reporting purposes (that new entity referred to as the “successor”, and the periods prior to fresh start date are referred to as the periods of the “predecessor”).  Fresh start accounting was adopted as of the nearest month-end date of July 31, 2009, as the activity between July 22, 2009 and July 31, 2009 was deemed to be immaterial.  For the purposes of the pro forma combined financial information for 2009 presented below, the three and nine months of predecessor activity from January 1, 2009 through September 30, 2009 has been adjusted to reflect what the three and nine months of activity would have been on a successor basis.

(4)                      The pro forma combined financial information does not reflect any operating synergy savings that the combined company may achieve as a result of the acquisition, the costs necessary to achieve these operating synergy savings or additional charges necessary as a result of the integration, or the tax effects for the Company’s transition to a C corporation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (as reported)	2009 (proforma)	2010 (proforma)	2009 (proforma)
Pro forma net sales	$1,208.7	$1,243.6	$3,379.6	$3,511.9
Pro forma net earnings (loss) attributable to common shareholders	$(232.5)	$42.8	$(255.6)	$(5.2)
Pro forma diluted earnings (loss) per share attributable to common shareholders	$(5.01)	$0.89	$(5.46)	$(0.11)

World Color Press’ net sales were $711.8 million during the third quarter of 2010 and are included in the condensed consolidated statement of operations.  Disclosure of the earnings of World Color Press since the acquisition date is not practicable as it is not being operated as a standalone business.

The Company has recorded a preliminary allocation of the purchase price to World Color Press tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of July 2, 2010.  Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired.  The preliminary purchase price allocation is as follows (in millions):

Purchase Price Allocation
Cash and cash equivalents	$114.6
Other current assets	629.8
Property, plant and equipment	844.5
Identifiable intangible assets	393.0
Other long-term assets	109.8
Current liabilities	(504.8)
Long-term debt and long-term capital lease obligations	(500.3)
Long-term deferred income taxes, net	(129.7)
Pension and postretirement obligations	(546.9)
Other long-term liabilities	(152.8)
Goodwill	744.7
Purchase price	$1,001.9

The preliminary allocation of the purchase price is based on valuations performed to determine the fair value of the net assets as of the acquisition date.  The Company expects to complete the purchase price allocation during the fourth quarter of 2010 and may adjust the amounts recorded as of September 30, 2010 to reflect any revised evaluations.

2009 Acquisitions

On January 30, 2009, the Company acquired the final 32% interest in Quad/Winkowski Sp. z o.o. (“Quad/Winkowski”) to increase the Company’s ownership to 100% in exchange for fair value consideration of $8.9 million. Quad/Winkowski’s operations are included in the International segment.

Note 4. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2010 and 2009 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Employee terminations	$21.5	$1.3	$22.7	$10.0
Impairment charges	6.4	—	30.8	—
Transaction-related charges	32.1	—	41.0	—
Integration costs	8.1	—	10.3	—
Other restructuring charges	5.9	—	6.8	—
Total	$74.0	$1.3	$111.6	$10.0

The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events.  Changes to the estimates may require future adjustments to the restructuring liabilities.  The costs related to restructuring activities have been recorded on the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges.  For restructuring, impairment and transaction-related charges by segment, see Note 21.

2010 Restructuring Events

For the three and nine months ended September 30, 2010, the Company recorded: (1) $21.5 million and $22.7 million, respectively, of severance for 2010 plant closures and various reductions in force, (2) $6.4 million and $30.8 million, respectively, of impairment charges on assets related to the June 2010 announcement of the closure of the Pila, Poland plant and the August 2010 announcement of the closure of the Reno, Nevada plant, (3) $32.1 million and $41.0 million, respectively, of transaction costs in connection with the acquisition of World Color Press, (4) $8.1 million and $10.3 million, respectively, of integration costs in connection with the integration of World Color Press’ operations into Quad/Graphics and (5) $5.9 million and $6.8 million, respectively, of various other restructuring charges including utility contract costs, lease termination costs, equipment moves, and employee relocation costs.  The transaction costs and the integration costs are expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Throughout the 2010 third quarter, the Company began to execute various workforce reduction initiatives related to certain corporate and administrative functions, including the closure of the World Color Press corporate headquarters in Montreal, Quebec.  As a part of this initiative, the Company has recognized $7.5 million of severance charges for the three and nine months ended September 30, 2010 and will incur additional severance charges in the future attributable to 296 headcount reductions.  Prior to the acquisition, World Color Press implemented a retention bonus plan for certain employees, for which $2.7 million of expense was recognized for the three months ended September 30, 2010.  The Company expects the majority of the restructuring related cash payments to be made within the next twelve months.

On August 5, 2010, the Company announced plant closures in Reno, Nevada; Clarksville, Tennessee; Corinth, Mississippi; and Cincinnati (Lebanon), Ohio, as well as the acceleration of the previously announced plant closure in Dyersburg, Tennessee.  The operations of these plants will be consolidated into other existing facilities as part of the integration efforts to streamline the operations of the Company. The Reno plant closed during the third quarter and the other plants are expected to conclude production by the end of 2010.  As a part of these closures, the Company recognized $9.7 million of severance charges, $6.4 million of impairment charges, $4.0 million of long-term utility contract costs and $0.3 million of lease termination costs for the three and nine months ended September 30, 2010.  The Company will incur additional severance charges in the future attributable to 2,123 headcount reductions.  The Company expects the majority of the restructuring related cash payments to be made within the next twelve months.

On June 16, 2010, the Company announced the closure of a printing plant in Pila, Poland and consolidation of these operations into the Company’s Wyszkow, Poland printing plant.  The Company began equipment relocations in July and expects to complete the majority of moves by the end of 2010.  As part of this plant closure, the Company has recognized $1.6 million and $2.8 million of severance charges for the three and nine months ended September 30, 2010 and will incur additional severance charges in the future attributable to 707 headcount reductions.  The Company has also recognized $0.4 million of equipment move charges in the three and nine months ended September 30, 2010.  During the second quarter of 2010 and coinciding with the announcement of the plant closure, the Company recognized $24.4 million of asset impairment charges, which are included in the results of the nine months ended September 30, 2010.  The Company expects the majority of the restructuring related cash payments to be made within the next twelve months.

2009 Restructuring Events

For the three and nine months ended September 30, 2009, the company recorded $1.3 million and $10.0 million of severance charges.  These charges are attributable to 15 and 731 headcount reductions for the three and nine months ended September 30, 2009 in the U.S. as well as 56 and 128 headcount reductions for the three and nine months ended September 30, 2009 in Europe.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the nine months ended September 30, 2010 is as follows:

	Employee Terminations	Impairment Charges	Transaction- Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2009	$0.1	$—	$—	$—	$1.4	$1.5

Acquired reserves (see Note 3)	21.2	—	11.9	—	38.4	71.5
Reserve provisions	22.7	30.8	41.0	10.3	6.8	111.6
Cash payments	(12.9)	—	(52.8)	(6.4)	(6.6)	(78.7)
Non-cash write-offs	—	(30.8)	—	(3.9)	—	(34.7)

Balance at September 30, 2010	$31.1	$—	$0.1	$—	$40.0	$71.2

Certain restructuring initiatives were assumed by the Company in the acquisition of World Color Press and the related reserves were established as part of the purchase price allocation.  These initiatives related to the closure of certain facilities in North America as well as various workforce reductions announced prior to the acquisition.

Note 5. Goodwill and Other Intangible Assets

Goodwill of $744.7 million was realized from the acquisition of World Color Press and the valuation of the World Color Press balance sheet (see Note 3).  Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.  Goodwill at September 30, 2010 and December 31, 2009 did not include any accumulated impairment losses.

Goodwill at September 30, 2010 and December 31, 2009 was as follows:

	North America Print and Related Services	International	Total
Balance at December 31, 2009	$37.5	$2.1	$39.6
Goodwill from World Color Press acquisition (see Note 3)	718.6	26.1	744.7
Goodwill from other acquisitions	—	6.5	6.5
Balance at September 30, 2010	$756.1	$34.7	$790.8

The components of other intangible assets at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010					December 31, 2009
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.2	$(9.3)	$—	$0.9	5	$10.1	$(8.9)	$1.2
Customer relationships	6	393.0	(15.7)	—	377.3		—	—	—
Capitalized software	5	4.2	(0.8)	—	3.4	5	4.1	(0.1)	4.0
Acquired technology	5	5.3	(2.4)	—	2.9	5	5.3	(1.7)	3.6

Total finite-lived intangible assets		412.7	(28.2)	—	384.5		19.5	(10.7)	8.8

Other indefinite-lived intangible assets		1.2	—	(1.0)	0.2		1.2	—	1.2
Total		$413.9	$(28.2)	$(1.0)	$384.7		$20.7	$(10.7)	$10.0

For the nine months ended September 30, 2010, the gross carrying amount of other intangible assets increased $393.2 million primarily due to $393.0 million of intangible assets for customer relationships acquired in the acquisition of World Color Press as discussed in Note 3.  For the nine months ended September 30, 2009, the Company recorded additions to intangible assets of $2.3 million primarily as a result of internally generated capitalized software.

Amortization expense for other intangible assets was $16.9 million and $18.1 million for the three and nine months ended September 30, 2010, respectively.  Amortization expense for other intangible assets was $0.6 million and $1.6 million for the three and nine months ended September 30, 2009, respectively.  The following table outlines the estimated amortization expense related to intangible assets as of September 30, 2010:

2010	$17.0
2011	68.0
2012	67.7
2013	67.0
2014	66.3
2015 and thereafter	98.7

Total	$384.7

Note 6. Inventories

The components of the Company’s inventories at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Raw materials and manufacturing supplies	$181.2	$61.3
Work in process	67.8	16.6
Finished goods	50.2	9.4
Total	$299.2	$87.3

On January 1, 2010, the Company changed its method of accounting for certain inventories from last-in, last-out (“LIFO”) method to first-in, first-out (“FIFO”).  The Company believes the change is preferable because the FIFO inventory method provides a more meaningful presentation of financial position as it reflects more recent costs in the condensed consolidated balance sheet.  Moreover, the change also conforms all of the Company’s raw material, work in process and finished goods to a single costing method.  The impact of the inventory valuation change to FIFO did not result in a material impact on the Company’s condensed consolidated financial statements.

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Land	$138.7	$74.2
Buildings	916.3	731.9
Machinery and equipment	3,319.9	2,821.1
Other	185.7	151.5
Construction in progress	62.1	20.1
	4,622.7	3,798.8
Less: Accumulated depreciation	(2,272.9)	(2,121.5)
Total	$2,349.8	$1,677.3

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.  At September 30, 2010, no events or changes in circumstances indicate that the carrying value of such property, plant and equipment may not be recoverable.

The Company recognized depreciation expense of $70.9 million and $167.2 million for the three and nine months ended September 30, 2010.  Depreciation expense of $48.7 million and $145.8 million was recorded for the three and nine months ended September 30, 2009, respectively.

Assets Held for Sale

Certain World Color Press facilities closed prior to the acquisition are considered held for sale. The net book value of the assets held for sale was $24.6 million as of September 30, 2010.  These assets were valued at the fair value determined as part of the preliminary World Color Press purchase price allocation, which reflects ordinary liquidation value less the estimated costs to sell. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.  There were no assets considered held for sale at December 31, 2009.

Note 8. Restricted Cash

Restricted cash included on the September 30, 2010 condensed consolidated balance sheet primarily relates to required transaction payments assumed in the acquisition of World Color Press (as further described in Note 3).  There was no restricted cash at December 31, 2009.

The following table summarizes the details of restricted cash as of September 30, 2010:

September 30,
2010
Defeasance of unsecured notes to be issued	$89.2
Collateralization of letters of credit	32.0
Other	6.7
Total	$127.9

Note 9. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural Editora e Gráfica (“Plural”), a commercial printer based in São Paulo, Brazil.  The Company’s ownership interest in Plural is accounted for using the equity method of accounting for all periods presented.

The Company’s percentage of Plural’s net results of operations is recorded in the line item entitled equity in earnings of unconsolidated entities in the Company’s condensed consolidated statements of operations, and is included within the International segment.

The condensed statements of operations for Plural for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$40.7	$40.1	$111.3	$103.3
Operating income	5.2	5.7	16.3	11.6
Net earnings	3.7	5.1	11.7	9.3

On February 28, 2010, the Company acquired a 47% interest in HGI Company, LLC (“HGI”), a Wisconsin-based commercial printer, for $10.0 million.  HGI specializes in short to medium-run books, manuals, directories, publications, marketing collateral and in-store/point-of-purchase materials.  HGI is included within the North America Print and Related Services segment.  Through September 30, 2010, HGI was accounted for using the equity method of accounting.  As discussed in Note 22, on October 29, 2010, the Company purchased the remaining 53% ownership interest in HGI, and as a result HGI’s results of operations and account balances will be fully consolidated in the Company’s results of operations and balance sheet prospectively as of the October 29, 2010 transaction date.

Note 10. Commitments and Contingencies

Commitments

The Company had firm commitments of approximately $29.6 million to purchase press and finishing equipment at September 30, 2010.

Litigation

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company.  In the opinion of management, the liabilities, if any, which ultimately result from such lawsuits are not expected to have a material adverse effect on the condensed consolidated financial statements of the Company.

Note 11. World Color Press Insolvency Proceedings

On January 20, 2008, Quebecor World Inc. (“QWI”) and 53 of its subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada.  On the following day, Quebecor World (USA) Inc., and 52 of its domestic and indirect subsidiaries (the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States.  In connection with the insolvency proceedings in Canada and the U.S., QWI formulated a Canadian plan of reorganization and compromise pursuant to the CCAA and the U.S. Debtors formulated a plan of reorganization pursuant to the U. S. Bankruptcy Code.  The respective plans of reorganization provided for the coordinated restructuring of QWI and its debtor subsidiaries, the compromise of certain claims of their respective creditors, and a reorganization of QWI’s capital structure (the “Plans”).  The Plans were sanctioned by the Quebec Superior Court and confirmed by the U.S. Bankruptcy Court, respectively, and became effective on July 21, 2009.  As a result, QWI and the U.S. Debtors emerged from bankruptcy protection, and QWI changed its name to “World Color Press Inc.”

Although QWI and the U.S. Debtors have emerged from their respective insolvency proceedings, the proceedings themselves are ongoing, primarily for the purpose of resolving claims filed in each of the proceedings.  To the extent claims are allowed, the holders of such claims are then entitled to receive recovery under the Plans, with the nature of such recovery dependent upon the type and classification of such claims.  In this regard, with respect to certain types of claims, the holders thereof are entitled to receive cash and/or unsecured notes, while the holders of certain other types of claims are entitled to receive some combination of World Color Press common shares, preferred shares and warrants.  However, with the acquisition of World Color Press by the Company, the World Color Press common shares, preferred shares and warrants were exchanged for Quad/Graphics common stock and cash, as further described in Note 3.

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $39.0 million of such recorded claims have yet to be paid as of September 30, 2010, and this obligation is classified in the condensed consolidated balance sheet as amounts owing in satisfaction of bankruptcy claims.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the “Class 3 Claims”), the U.S. Plan provides that upon allowance of each such claim the creditor holding such allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor’s allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75 million, and that in the event that the total of all allowed Class 3 Claims exceeds $150 million each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75 million of the unsecured notes issued, together with accrued interest thereon.  In connection with the Company’s acquisition of World Color Press, however, the unsecured notes were defeased pursuant to the terms and conditions of the applicable unsecured notes indenture, and $123.9 million, representing the maximum principal amount of all notes that could be issued (i.e., $75 million), together with all interest that would accrue on such unsecured notes through the maturity date of July 15, 2013 and a 5% prepayment redemption premium, was deposited with the trustee of the unsecured notes indenture.  Further, upon the Company’s acquisition of World Color Press and the defeasance of the unsecured notes, the Company then elected to redeem the unsecured notes, and, to that end, provided the requisite thirty day notice to the trustee under the unsecured notes indenture.  Upon the expiration of such thirty day notice period, the unsecured notes were redeemed, with the trustee under the unsecured notes indenture retaining approximately $89.2 million on account of the principal amount of the then redeemed unsecured notes, together with accrued interest through the redemption date of August 2, 2010, and the 5% prepayment redemption premium, and the balance of approximately $34.7 million was returned to the Company on said date.  The $89.2 million held by the trustee under the unsecured notes indenture is classified as restricted cash in the condensed consolidated balance sheet.  As of September 30, 2010, the Company recorded approximately $50.5 million (representing $42.7 million of principal, $5.7 million of accrued interest, and $2.1 million of prepayment penalties) of the approximately $89.2 million as unsecured notes to be issued in the condensed consolidated balance sheet.  In the event that any excess remains after the allowance and payment of all Class 3 Claims, such amount will revert to the Company.

While the liabilities recorded for any bankruptcy matters are based on management’s current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court.  Therefore, amounts owing in satisfaction of bankruptcy claims on the condensed consolidated balance sheet could be materially higher than the amounts estimated and the amounts payable on account of the unsecured notes could reach the maximum aggregate principal amount of $75.0 million.  In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete.

Note 12. Debt

Long-term debt consists of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Master note and security agreement	$691.4	$725.9
Term loan agreement—$700 million ($10.8 million original issue discount)	687.5	—
Revolving credit agreement—$530 million	226.8	—
Former revolving credit agreement—$200 million	—	26.5
International term loans	77.9	81.9
International revolving credit facility	14.7	15.5

Total debt	$1,698.3	$849.8
Less: short-term and current portion of long-term debt	(99.0)	(100.1)

Long-term debt	$1,599.3	$749.7

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt was approximately $1,773 million at September 30, 2010.

On April 23, 2010, Quad/Graphics entered into a $1.23 billion debt financing agreement with certain lenders consisting of a $700.0 million term loan and a $530.0 million revolving credit facility, and on July 2, 2010 the Company received $689.2 million of cash from the term loan (net of a $10.8 million of original issue discount) and borrowed $250.0 million on the revolving credit facility.  This debt financing agreement was entered into to fund transaction-related payments for the World Color Press acquisition, refinance Quad/Graphics’ existing revolving credit facilities and refinance certain World Color Press debt obligations outstanding.  This $1.23 billion of financing is guaranteed by certain subsidiaries of Quad/Graphics and is secured by substantially all of Quad/Graphics’ and each subsidiary guarantor’s U.S. and, to a certain extent, Canadian assets, which were unencumbered prior to the date of the new debt financing agreement.  The $700.0 million term loan matures on July 1, 2016, requires variable quarterly principal payments and bears interest at a variable interest rate primarily based on LIBOR, subject to a 1.5% LIBOR minimum rate (weighted average interest rate was 5.5% at September 30, 2010).  The $530.0 million revolving credit facility matures on July 1, 2014 and bears interest at a variable interest rate primarily based on LIBOR (weighted average interest rate was 3.9% at September 30, 2010).

This debt financing agreement subjects Quad/Graphics to certain quarterly financial covenants (all financial terms, numbers and ratios below are as defined in the respective debt agreement):

•                  On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2010, the Company’s leverage ratio was 2.65 to 1.00).  This ratio will step down to 3.50 to 1.00 on December 31, 2012 and further step down to 3.25 to 1.00 on December 31, 2013.

•                  On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2010, the Company’s interest coverage ratio was 5.47 to 1.00).  This ratio will step up to 3.25 to 1.00 on December 31, 2011 and further step up to 3.50 to 1.00 on December 31, 2012.

•                  Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year beginning with the year ending December 31, 2010.  This covenant is first effective beginning December 31, 2010.

The debt financing agreement also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.  Pursuant to the debt financing agreement, the Company is prohibited from paying any dividends, repurchasing capital stock or making any distributions other than, among other limited situations, annual dividends or distributions not to exceed $10.0 million from July 2, 2010 to December 31, 2010, and $60.0 million during each of 2011 and 2012, provided that the aggregate amount of dividends paid or distributions made does not exceed $120.0 million from July 2, 2010 to December 31, 2012, taken as a whole.  Starting January 1, 2013, the Company has additional dividend restrictions (based on free cash flow as defined in the debt financing agreement) if the Company’s total leverage ratio is greater than 2.75 to 1.00, but has no restrictions if the Company’s total leverage ratio is less than 2.75 to 1.00 (total leverage ratio as defined in the debt financing agreement).  As of September 30, 2010, the Company was in compliance with all debt covenants.

To complete the $1.23 billion debt financing agreement, the Company incurred a total of $45.8 million of debt issuance costs.   The debt issuance costs are being amortized on a straight-line basis over the six and four year maturities of the term loan and revolving credit facility, respectively, and are classified as other long-term assets on the condensed consolidated balance sheet.

Note 13.  Income Taxes

In connection with the July 2, 2010 acquisition of World Color Press (see Note 3) and the public registration of the Quad/Graphics Class A common stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code of 1986, as amended.  From that point forward, these entities will be subject to federal and state income taxes.  The impact from the conversion to C corporation status resulted in the recognition of net short-term deferred tax assets of $23.6 million, net long-term deferred tax liabilities of $223.3 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of $0.8 million, and recognition of income tax expense in the third quarter of 2010 of $200.5 million.

From January 1, 2005 to July 1, 2010, Quad/Graphics was contractually required under a shareholders’ agreement to pay tax distributions to shareholders in connection with the Company’s election to be taxed as an S corporation.  As a result of the Company’s issuance of shares of Class A common stock pursuant to the acquisition of World Color Press and the termination of the S corporation election, the shareholders’ agreement was amended to terminate the obligation to pay tax distributions for periods following July 1, 2010 and to revise certain provisions concerning adjustments to tax distributions related to the S corporation periods prior to July 1, 2010.  The shareholders during the S corporation years will receive adjusting payments if there is ultimately an increased tax liability or will be required to reimburse the Company if the tax liability decreases from what was previously estimated and distributed for such prior periods.  Adjustments could be required for: (1) the finalization of the unfiled tax year of 2010 or (2) audits or other necessary adjustments of prior periods.  All such adjustments made will be recorded to retained earnings on the condensed consolidated balance sheet.

Income taxes have been based on the following components of earnings before income taxes and equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
U.S.	$(7.9)	$35.8	$(20.8)	$32.7
Foreign	(27.7)	(10.0)	(64.8)	(19.9)
Total	$(35.6)	$25.8	$(85.6)	$12.8

The components of income tax expense consist of the following for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Federal:
Current	$0.5	$0.2	$0.8	$(1.1)
Deferred	184.3	0.3	182.3	2.0
State:
Current	1.0	(0.4)	1.1	(0.1)
Deferred	12.5	(0.2)	12.3	—
Foreign:
Current	0.6	0.2	0.6	0.6
Deferred	(0.1)	(0.3)	0.1	(0.8)
Total	$198.8	$(0.2)	$197.2	$0.6

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective tax rate:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Tax adjustment due to S corporation status	—	(35.5)	(19.1)	(41.0)
Foreign rate differential	(4.3)	0.2	(2.2)	3.7
State taxes, net of federal benefit	0.3	2.1	0.4	3.2
Nondeductible transaction costs	(10.8)	—	(4.5)	—
Establish net deferred tax liabilities due to S corporation status termination	(563.2)	—	(234.2)	—
Adjustment to valuation allowances	(17.6)	—	(7.5)	—
Other	2.2	(2.6)	1.7	3.8
Effective income tax rate	(558.4)%	(0.8)%	(230.4)%	4.7%

Deferred Income Taxes

The significant deferred tax assets and liabilities as of September 30, 2010, July 2, 2010, and December 31, 2009 were as follows:

	September 30, 2010	July 2, 2010	December 31, 2009
Deferred tax assets:
Accrued liabilities	$87.9	$91.2	$6.5
Accrued compensation	64.2	32.5	—
Allowance for doubtful accounts	27.0	25.3	—
Interest limitation	80.9	83.2	—
Pension, postretirement and workers compensation benefits	168.0	204.0	—
Net operating loss and other tax carryforwards	299.4	288.4	50.3
Other	50.2	65.2	0.9

Total deferred tax assets	777.6	789.8	57.7
Valuation allowance	(364.0)	(355.0)	(40.8)

Net deferred tax assets	$413.6	$434.8	$16.9

Deferred tax liabilities:
Property, plant and equipment	(436.3)	(440.3)	(25.8)
Goodwill and intangible assets	(131.1)	(149.6)	—
Investment in U.S. subsidiaries	(146.0)	(146.0)	—
Other	(16.8)	(23.3)	(1.8)

Total deferred tax liabilities	(730.2)	(759.2)	(27.6)

Net deferred tax liabilities	$(316.6)	$(324.4)	$(10.7)

The net deferred tax assets (liabilities) above are classified on the condensed consolidated balance sheets as follows:

	September 30, 2010	July 2, 2010	December 31, 2009
Current net deferred tax asset	$90.4	$93.0	$5.3
Non-current net deferred tax (liability)	(407.0)	(417.4)	(16.0)
Total	$(316.6)	$(324.4)	$(10.7)

At September 30, 2010, the Company had foreign net operating loss carry forwards of $1,113.9 million and state net operating loss carry forwards of $554.2 million. Of the foreign net operating loss carry forwards, $40.5 million is available without expiration while the remainder expires in varying amounts through 2030. The state net operating loss carry forwards expire in varying amounts through 2030. The company also has $57.3 million of various state credit carry forwards of which $32.3 million is available without expiration while the remainder expires beginning in 2010 through 2025. At September 30, 2010, the Company has recorded a valuation allowance of $364.0 million against deferred tax assets that are not expected to be realized.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. The Company considers all other earnings to be permanently invested. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of such subsidiaries at September 30, 2010 are not material.

Uncertain Tax Positions

The following table summarizes the activity of the Company’s liability for unrecognized tax benefits, substantially all of which would impact the Company’s effective tax rate, if recognized:

	September 30, 2010	December 31, 2009
Balance at beginning of period	$7.8	$7.4
Additions due to the acquisition of World Color Press	35.8	—
Additions for tax positions of the current year	0.2	0.5
Additions for tax positions of prior years	0.3	—
Reductions for tax positions of prior years	(0.3)	(0.1)
Settlements during the period	(1.0)	—
Lapses of applicable statutes of limitations	(0.2)	—
Foreign exchange and other	0.2	—
Balance at end of period	$42.8	$7.8

As of September 30, 2010, it is reasonably possible that $10.2 million of the total amount of unrecognized tax benefits will decrease within 12 months due to resolution of audits or statute expirations.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense (income) related to tax uncertainties recognized in the consolidated statements of operations for the three months ended September 30, 2010 and 2009 was $0.4 million and $0.1 million, respectively and for the nine months ended September 30, 2010 and 2009 interest expense was $0.6 million and $0.4 million, respectively. No penalties were recognized for the three and nine month periods ended September 30, 2010 and 2009.  Accrued interest of $8.6 million and $3.3 million related to income tax uncertainties was reported as a component of other long-term liabilities on the consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively. Accrued penalties of $1.4 million and $0.3 million related to income tax uncertainties were reported in other long-term liabilities on the consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.

The Company’s 2006 through 2009 tax years remain open and subject to examination by the Internal Revenue Service. Tax years from 1995 through 2009 remain open and subject to examination in the Company’s various major state jurisdictions.

Note 14. Financial Instruments and Fair Value Measurements

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

GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.  GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities. There are no Level 1 assets or liabilities as of September 30, 2010 and December 31, 2009.

Level 2:

Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. There are no Level 2 assets or liabilities as of September 30, 2010 and December 31, 2009.

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 assets or liabilities as of September 30, 2010 and December 31, 2009.

The fair value of cash and cash equivalents, receivables, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of September 30, 2010 and December 31, 2009.  See Note 12 for further discussion on the fair value of the Company’s debt.

Note 15. Other Long-Term Liabilities

Other long-term liabilities consist of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Single employer pension and postretirement obligations	$429.3	$—
Multiemployer pension plans — withdrawal liability	100.1	—
Tax-related liabilities	52.8	11.4
Employee-related liabilities	51.3	15.5
Other	78.5	13.0
Total	$712.0	$39.9

Note 16.  Pension and Other Postretirement Benefits

With the acquisition of World Color Press, the Company has become subject to certain pension and postretirement benefit plans.  Prior to the acquisition of World Color Press, the Company did not have defined benefit plans and the resulting pension and postretirement obligations.  The components of the estimated pension and postretirement benefits expense for the three and nine months ended September 30, 2010 are as follows:

Three and Nine Months Ended September 30, 2010
Pension expense
Service cost	$1.3
Interest cost	12.2
Expected return on assets	(9.7)
Net pension expense	$3.8
Postretirement benefit expense
Service cost	$0.2
Interest cost	0.7
Net postretirement benefits expense	$0.9

In addition, as a result of the acquisition of World Color Press, the Company participates in nine union multiemployer pension plans (“MEPPs”) covering approximately 3,500 employees.  Five of the nine MEPPs are defined benefit plans and cover approximately 2,650 employees.  The Company records the required cash contributions to the MEPPs as expenses in the period incurred and a liability is only recognized for any contributions due and unpaid, with the exception of recognition of a withdrawal liability.  For the three and nine months ended September 30, 2010, expenses recorded for the MEPPs were $1.2 million.

Due to the significantly underfunded status of the MEPPs, the Company intends to exit out of all MEPPs and replace these pension benefits with a company sponsored “pay as you go” defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees.  As a result, the Company recorded a $100.1 million withdrawal liability as part of the purchase price allocation for the MEPPs, based on withdrawal estimates provided by each plan’s trustees.

Note 17. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed by dividing net earnings (loss) attributable to Quad/Graphics common shareholders by the weighted average common shares outstanding of 46.4 million and 34.3 million shares for the three and nine months ended September 30, 2010, respectively, and 28.2 million and 28.3 million for the three and nine months ended September 30, 2009, respectively.  Diluted earnings (loss) per share attributable to Quad/Graphics common shareholders includes the effect of dilutive stock options.  The Company uses the treasury stock method to calculate the effect of outstanding stock options, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award.  Stock options for which the total employee proceeds from exercise of the stock options exceed the average fair value of the same stock options over the period have an anti-dilutive effect on earnings per share, and accordingly, the Company excludes them from the calculation.  Due to the net loss attributable to Quad/Graphics common shareholders incurred during the three and nine months ended September 30, 2010, the assumed exercise of stock options was anti-dilutive and therefore not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(232.5)	$28.4	$(276.7)	$16.7
Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	46.4	28.2	34.3	28.3
Plus: effect of dilutive stock options	—	0.8	—	0.9
Diluted weighted average number of common shares outstanding for all classes of common shares	46.4	29.0	34.3	29.2
Net earnings (loss) attributable to Quad/Graphics common shareholders per share:
Basic	$(5.01)	$1.01	$(8.07)	$0.59
Diluted	$(5.01)	$0.98	$(8.07)	$0.57

Cash dividends paid per common share for all classes of common shares	$—	$—	$0.50	$—

Cash distributions paid per common share to Quad/Graphics pre-acquisition common shareholders (see Note 3)	$4.98	$—	$4.98	$—

Note 18. Stock Options

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

As of September 30, 2010, the Company has authorized 3.8 million Class A common shares for grant in the stock option plans, and as of that date there were 35,572 shares available for future grants under the Company’s stock option plans.  On June 24, 2010, the shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”) for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as officers, directors, employees and consultants and (2) to increase shareholder value.  Concurrent with the July 2, 2010 closing of the World Color Press acquisition, 2.3 million shares of Class A common stock were approved for issuance under the Company’s Omnibus Plan.  Within the framework of the Omnibus Plan, a new equity-based compensation plan will be implemented in the fourth quarter of 2010.

The Company granted 495,000 options and 395,000 options on January 1, 2010 and 2009, respectively. The grant date fair value of options was $18.78 and $16.24 per share for the grants during the nine months ended September 30, 2010 and 2009, respectively, before assumed forfeitures.  The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2010	2009
Expected volatility	27%	23%
Risk-free interest rate	3.8%	2.3%
Expected life (years)	9.8	9.8
Dividend yield	0.0%	0.0%

The Company determined expected volatility based on the volatility of comparable company stock.  The average risk-free interest rate is based on the United States treasury security rate in effect as of the grant date over the term of the expected life.  The expected life is based on the term and vesting period of each grant adjusted for historical experience in vesting.  No dividend yield is included because dividends are credited to the option holders.

The Company recognizes compensation expense for stock options over the requisite service period for vesting of the award and recorded total stock-based compensation expense in selling, general and administrative expenses of $1.3 million and $3.8 million for the three and nine months ended September 30, 2010, respectively.  Stock-based compensation expense of $1.1 million and $3.3 million was recorded for the three and nine months ended September 30, 2009, respectively.  Total future compensation expense for all stock options granted as of September 30, 2010 is approximately $32.3 million, which is expected to be recognized over the weighted-average vesting period of 4.1 years.

The following table is a summary of the Company’s stock option activity for the nine months ended September 30, 2010:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Outstanding at December 31, 2009	3,343	$17.59	7.6	$50.9
Granted	495	22.50	9.0	4.3
Exercised	(74)	1.77		(2.2)
Cancelled/forfeited/expired	(20)	14.08		(0.3)
Outstanding at September 30, 2010	3,744	$18.06	7.2	$102.6

Vested and expected to vest at September 30, 2010	3,375	14.18	7.1	93.5
Exercisable at September 30, 2010	1,332	12.71	6.2	44.4

The intrinsic value of options exercisable and options outstanding at September 30, 2010 and December 31, 2009 is based on the fair value of the stock price.

Share-based compensation activity for the three and nine months ended September 30, 2010 and 2009 is noted below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total intrinsic value of stock options exercised	$1.9	$—	$2.2	$5.1
Cash received from stock option exercises	$0.6	$—	$0.8	$1.1
Total fair value of stock options vested	$0.7	$—	$6.4	$5.5

Note 19. Shareholders’ Equity

The Company has three classes of common stock.  There are 80.0 million shares of $0.025 par value Class A common stock authorized, of which 40.0 million shares (including 8.4 million shares in treasury stock) and 21.3 million shares (including 8.5 million shares in treasury stock) were issued at September 30, 2010 and December 31, 2009, respectively.  As discussed in Note 3, the increase of 18.7 million Class A common shares represents the consideration provided to the World Color Press common shareholders in exchange for their World Color Press common shares.  There are 80.0 million shares of $0.025 par value Class B common stock authorized, of which 15.0 million shares (including 592 shares in treasury stock) were issued at September 30, 2010 and December 31, 2009.  There are 20.0 million shares of $0.025 par value Class C common stock authorized, of which 0.5 million shares (including 0.2 million shares in treasury stock) were issued at September 30, 2010 and December 31, 2009.  The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none have been issued at September 30, 2010 and December 31, 2009.

In accordance with the Articles of Incorporation, dividends are paid equally for Class A, Class B and Class C common shares.  On January 2, 2010, the Board of Directors declared a $0.50 cash dividend for each share of Class A, Class B and Class C common stock outstanding to shareholders of record on January 2, 2010, which was paid on January 22, 2010.  On July 2, 2010, as part of the acquisition of World Color Press, there was a cash distribution of $140.0 million to Quad/Graphics’ pre-acquisition common shareholders.

In accordance with the Articles of Incorporation, each Class A common share has one vote per share and each Class B and Class C common share has ten votes per share on all matters voted upon by the Company’s shareholders.  Liquidation rights are the same for all three classes of stock.

Redeemable equity

The Company follows the applicable GAAP and SEC authoritative guidance for redeemable stock which requires the Company to record the Class C common stock at full redemption value at each balance sheet date to the extent the redemption of those securities is not solely within the control of the Company.  Under the terms of the Articles of Incorporation, the Class C common shares are required to be owned by a qualified employee retirement plan of the Company and each holder of Class C common stock has a continuous right to have the Class C common stock repurchased by the Company.

Through the June 30, 2010 condensed consolidated balance sheet, the Class A common stock resulting from exercised stock options and vested stock options were also classified as redeemable equity.  On July 6, 2010, the Company’s Class A common shares commenced trading on The New York Stock Exchange.  Further, shares related to the Company’s non-qualified stock option plans were registered with the SEC during the third quarter of 2010.  Based on the registration of the shares related to the non-qualified stock option plans, a readily tradable market will exist for the Company’s Class A common shares related to exercised and vested stock option grants, thereby eliminating the put right under the applicable stock option agreements.  This resulted in the related value of $42.7 million being reclassified from redeemable equity to common stock and other equity on the condensed consolidated balance sheet from July 6, 2010 forward.

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

Beginning July 6, 2010, the fair value of the Company’s Class C redeemable common stock is based on the trading price of the Class A common stock on The New York Stock Exchange.  Prior to that date, the fair value of the Company’s Class A and Class C redeemable common stock was established as of the last day of the year.  That price was then adjusted throughout the following year for any dividends declared during that year, with the value reduced from the dividend declaration date forward, until year end when the fair value was adjusted to a current valuation.  The valuation methodology was based on a variety of qualitative and quantitative factors including the nature of the business and the history of the enterprise, the economic outlook in general and the condition of the specific industries in which the Company operates, the financial condition of the business, and the Company’s ability to generate free cash flow.  This determination of the fair market value employed both a comparable public company analysis, which examined the valuation multiples of companies deemed comparable, in whole or in part, to the Company, and a discounted cash flow analysis that determined a present value of the projected future cash flows of the business.  The Company regularly assessed the underlying assumptions used in the valuation methodologies.  As a result, the Company utilized this annual fair value for all its common stock transactions, as required by the terms of all Company equity documents.

There is no redemption value for the Class A common shares at September 30, 2010 as there is now a readily tradable market, which eliminated the redemption features on 0.5 million Class A common shares. The redemption value of the Class A common shares at December 31, 2009 totaled $133.1 million, which includes $24.3 million of aggregate intrinsic value of outstanding unexercised vested stock options.  Due to the January 24, 2010 Personal Enrichment Plan amendment, the redemption features were eliminated on 2.8 million of Class A common shares at a fair value of $32.00 per share during the three months ended March 31, 2010.

The redemption value of the Class C qualified employee retirement plan shares at September 30, 2010 and December 31, 2009 totaled $12.0 million and $8.4 million, respectively.  There were no Class C common shares redeemed by the Company during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company loaned $9.6 million to the Personal Enrichment Plan to fund annual common stock purchases from employees who retired or terminated employment with the Company.  The loan was made in anticipation of the Company’s public registration of Quad/Graphics common shares owned by the Personal Enrichment Plan as part of the Company’s overall public registration of its Class A common shares.  The loan will be repaid by December 31, 2010 and is interest free.

Subsequent changes to the redemption value of the securities are charged to retained earnings.  During the nine months ended September 30, 2010 the balance of redeemable equity decreased by $129.5 million.  Additional information regarding the changes in redeemable equity for the nine months ended September 30, 2010 is provided in the table below:

	Class A Common Stock		Class C Common Stock		Total Redeemable
	Shares	Redemption Value	Shares	Redemption Value	Equity
Balance at December 31, 2009	3.3	$133.1	0.3	$8.4	$141.5
Cash dividends declared	—	(1.7)	—	(0.1)	(1.8)
Cash distribution from WCP acquisition		(2.4)		(1.3)	(3.7)
Elimination of redemption features	(3.3)	(129.9)	—	—	(129.9)
Stock-based compensation charges	—	2.5	—	—	2.5
Sale of stock for options exercised	—	0.2	—	—	0.2
Increase (decrease) in redemption value of redeemable equity and other	—	(1.8)	—	5.0	3.2
Balance at September 30, 2010	—	$—	0.3	$12.0	$12.0

Redeemable equity, common stock and other equity and noncontrolling interests

The following table summarizes the Company’s equity activity for the nine months ended September 30, 2010:

	Quad/Graphics Redeemable Equity	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2009	$141.5	$781.6	$0.3
Net loss attributable to Quad/Graphics common shareholders	—	(276.7)	—
Net earnings attributable to noncontrolling interests	—	—	0.2
Foreign currency translation adjustments	—	3.0
Acquisition of World Color Press (see Note 3)	—	908.6	—
Cash dividends declared	(1.8)	(12.2)	—
Cash distributions related to acquisition (see Note 3)	(3.7)	(136.3)
Tax distribution dividends declared	—	(5.2)	—
Elimination of redemption features	(129.9)	129.9	—
Tax benefit from exercise of stock options	—	0.6
Stock-based compensation charges	2.5	1.3	—
Sale of stock for options exercised	0.2	0.6	—
Increase (decrease) in redemption value of redeemable equity and other	3.2	(3.2)	—
Balance at September 30, 2010	$12.0	$1,392.0	$0.5

Note 20. Comprehensive Income (Loss)

The following table summarizes the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings (loss)	$(232.4)	$28.5	$(276.5)	$16.8
Translation adjustments	23.6	5.0	3.0	6.4
Net change in unrealized gain on cash flow hedges	—	—	—	2.5
Comprehensive income (loss)	$(208.8)	$33.5	$(273.5)	$25.7

Comprehensive income attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.1)

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(208.9)	$33.4	$(273.7)	$25.6

Note 21. Segment Information

The Company operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences.  The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business.

As a result of the World Color Press acquisition as discussed in Note 3, the United States Print and Related Services segment was expanded to include World Color Press’ Canadian operations and is now referred to as the North America Print and Related Services segment.  World Color Press’ Latin American operations have been included within the International segment.  The Company’s reportable and operating segments and their product and service offerings are summarized below:

North America Print and Related Services

The North America Print and Related Services segment includes the Company’s United States and Canada printing operations, managed as one integrated platform.  This segment’s products include catalogs, consumer magazines, special interest publications, direct marketing materials and retail inserts.  The related service offerings include digital photography, digital imaging, binding, mailing and distribution, and data optimization and analytics services.  This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink.

International

The International segment includes the Company’s printing operations in Europe and Latin America.  This segment provides printed products and related services consistent with the North America Print and Related Services segment, with the exception of printing-related auxiliary equipment.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

	Net Sales		Operating	Restructuring, Impairment and Transaction-Related
	Products	Services	Income/(Loss)	Charges
Three months ended September 30, 2010
North America Print and Related Services	$969.9	$128.3	$56.6	$26.8
International	107.8	2.7	(9.9)	5.9
Total operating segments	1,077.7	131.0	46.7	32.7
Corporate	—	—	(51.2)	41.3
Total	$1,077.7	$131.0	$(4.5)	$74.0
Three months ended September 30, 2009
North America Print and Related Services	$362.9	$52.8	$50.3	$1.2
International	53.4	2.5	(6.5)	0.1
Total operating segments	416.3	55.3	43.8	1.3
Corporate	—	—	(2.2)	—
Total	$416.3	$55.3	$41.6	$1.3

Nine months ended September 30, 2010
North America Print and Related Services	$1,558.6	$223.9	$86.1	$27.7
International	215.9	8.2	(43.6)	31.5
Total operating segments	1,774.5	232.1	42.5	59.2
Corporate	—	—	(66.7)	52.4
Total	$1,774.5	$232.1	$(24.2)	$111.6
Nine months ended September 30, 2009
North America Print and Related Services	$960.9	$146.4	$78.1	$9.8
International	160.4	8.2	(10.8)	0.2
Total operating segments	1,121.3	154.6	67.3	10.0
Corporate	—	—	(6.2)	—
Total	$1,121.3	$154.6	$61.1	$10.0

Restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2010 and 2009 are further described in Note 4 and are included in the Operating Income/(Loss) segment results above.

Note 22. Subsequent Events

On October 6, 2010, the Company announced a $23.0 million investment in the Canadian platform, which also involves the closure of the St. Jean, Quebec facility employing 269 employees and the transitioning of certain lines of business in Edmonton, Alberta.  Costs associated with the closing and transitioning are estimated to be approximately $12.6 million and expected to be completed by the end of 2010.

On October 29, 2010, the Company announced the purchase of the remaining 53% interest in HGI for $12.8 million, which includes $5.1 million in cash and Company Class A common stock worth $7.7 million. Prior to that date, the Company owned 47% of HGI and accounted for it under the equity method of accounting as discussed in Note 9.

ITEM 2.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009, including the notes thereto, included elsewhere in this report and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2009 and notes thereto included in the Company’s Registration Statement on Form S-4/A (Registration No. 333-165259) filed with the SEC on May 26, 2010, which incorporates by reference the World Color Press audited consolidated annual financial statements as of and for the year ended December 31, 2009 and notes thereto in the World Color Press Form 40-F (Registration No. 001-14118) filed with the SEC on March 1, 2010.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the Company’s consolidated financial statements and accompanying footnotes to help provide an understanding of the Company’s financial condition, the changes in the Company’s financial condition and the Company’s results of operations.  This discussion and analysis is organized as follows:

•                  Cautionary Statement Regarding Forward-Looking Statements.

•                  Overview.  This section includes a general description of the Company’s business and segments, an overview of key performance metrics the Company’s management measures and utilizes to evaluate business performance, a discussion of the World Color Press acquisition and an overview of trends affecting the Company, including management’s actions related to the trends.

•                  Results of Operations.  This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended September 30, 2010 to the three months ended September 30, 2009 and (2) the nine months ended September 30, 2010 to the nine months ended September 30, 2009.  The comparability of the Company’s results of operations was significantly impacted by the acquisition of World Color Press on July 2, 2010.  The results of operations for World Color Press are included in the Company’s consolidated results prospectively from July 2, 2010.  Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company’s results of operations are included in this section.  This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures the Company uses to assess the performance of its business.

•                  Liquidity and Capital Resources.  This section provides an analysis of the Company’s capitalization, cash flows, a statement about off-balance sheet arrangements, and a discussion and table of outstanding debt and commitments.    Forward-looking statements important to understanding the Company’s financial condition are also included in this section.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among risks, uncertainties and other factors that may impact Quad/Graphics are those described under the heading “Risk Factors” in the Company’s Registration Statement on Form S-4/A (Registration No. 333-165259), filed with the SEC on May 26, 2010, as may be amended or supplemented in Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

•                  Unexpected costs or liabilities related to the recently completed acquisition of World Color Press, including the effects of accounting for business combinations that may be different from Quad/Graphics’ preliminary allocations;

•                  Quad/Graphics may be unable to achieve the estimated potential synergy savings expected from the acquisition or it may take longer or cost more than expected to achieve those synergy savings;

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

Overview

Business Overview

Quad/Graphics is a leading global provider of print and related services, producing and delivering products and services designed to provide customers complete solutions for communicating their messages to target audiences.  The Company’s print products primarily include catalogs, consumer magazines, special interest publications, direct mail products, retail inserts, books and directories.  Print-related services the Company provides include digital photography, digital imaging, binding, mailing and distribution, and data optimization and analytics services.  In addition, substantial investments are made in research and development and other technological innovations.  The Company has developed multiple manufacturing process improvements, including innovative press and finishing control systems and material-handling equipment for use in its own print operations as well as for sale to other printers worldwide.  The Company believes that its in-house research and development and a continuous improvement mentality toward printing technology is important to its success.  The Company also manufactures ink, which is solely used in its own printing process.

On July 2, 2010, the Company completed the acquisition of World Color Press as described in the definitive arrangement agreement, dated as of January 25, 2010, pursuant to which World Color Press became a wholly-owned subsidiary of the Company.  World Color Press is a provider of comprehensive print, digital and related services to retailers, catalogers, publishers, branded-goods companies and other businesses in North America and Latin American countries.  World Color Press’ products include advertising inserts, circulars, catalogs, direct mail products, magazines, books, directories, digital pre-media, logistics, and mail list technologies.  With the acquisition of World Color Press, the combined company has a deeper talent pool, greater geographic reach (including the Canadian marketplace and certain Latin American markets where Quad/Graphics previously did not have a significant presence) and broader product and service offerings (including the printing of books and directories, which Quad/Graphics previously did not print, as well as an increased range of retail and direct mail products).

In connection with the closing of the acquisition, the Company registered its Class A common stock with the SEC under the Securities Exchange Act of 1934, as amended, and on July 6, 2010, Quad/Graphics’ Class A common stock commenced trading on The New York Stock Exchange under the symbol “QUAD”.  World Color Press’ results of operations and account balances have been included in the Company’s results of operations and balance sheet prospectively from the July 2, 2010 transaction date.

Following completion of the acquisition of World Color Press, the Company continues to have three reportable segments.  The United States Print and Related Services segment was expanded to include World Color Press’ Canadian operations and is now referred to as the North America Print and Related Services segment.  World Color Press’ Latin American operations have been included within the International segment.  These operating and reporting segments are aligned with how the Company’s chief operating decision maker currently manages the business.

The North America Print and Related Services segment includes the Company’s United States and Canada printing operations, managed as one integrated platform.  This segment includes all of the product and related service offerings described above.  The North America Print and Related Services segment accounted for approximately 91% of the combined company’s consolidated net sales in the three months ended September 30, 2010.

The International segment includes the Company’s printing operations in Europe and Latin America, which prior to the acquisition included operations in Poland, Argentina and Brazil, and post-acquisition now includes Mexico, Colombia, Peru, Chile and expanded operations in Argentina and Brazil.  This segment produces and delivers all of Quad/Graphics’ product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment, which is included in the North America Print and Related Services segment.  The International segment accounted for approximately 9% of the combined company’s consolidated net sales in the three months ended September 30, 2010.

The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

Key Performance Metrics Overview

The Company’s management believes the ability to generate net sales growth and positive cash flow are key indicators of the successful execution of the Company’s business strategy and will increase shareholder value.  The Company uses period over period net sales growth, EBITDA, EBITDA margin and cash flows provided by operating activities as metrics to measure operating performance and financial condition.  EBITDA and EBITDA margin are non-GAAP financial measures (see the reconciliation of net earnings (loss) attributable to Quad/Graphics common shareholders to EBITDA in the Results of Operations section below).

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

Overview of Trends Affecting Quad/Graphics

Despite a continued uncertain economic environment, the Company has seen print volumes become more stable in 2010.  However, competition in the highly fragmented printing industry remains intense as the industry is still in the process of consolidating and is still suffering from overcapacity.  The impacts of overcapacity and intense competition have led to pricing pressures.  Under these conditions, the Company is focused on driving profit improvement through revenue growth and cost reduction, including consolidating its manufacturing footprint to increase utilization of its more efficient manufacturing facilities.  This includes the six announced or accelerated plant closures in the nine months ended September 30, 2010.  Subsequent to September 30, 2010, the Company announced the closure of the St. Jean, Quebec facility and the transitioning of certain lines of business in Edmonton, Alberta.  All of these plant closures are expected to occur by the end of 2010.

The acquisition of World Color Press significantly expanded the scale and scope of Quad/Graphics including the addition of new geographies (Canada, Mexico, Chile, Colombia, Peru) and product lines (books and directories).  The combined platform of Quad/Graphics and World Color Press also has significant overlap, primarily in the United States with magazine and catalog printing.  Through extensive integration efforts focusing on the targeted reduction of less efficient manufacturing capacity in the print manufacturing platform, as well as within the administrative and corporate structure, the Company intends to increase profitability by increasing utilization at its best plants, while significantly lowering combined company recurring cost levels.  In addition to optimizing plant and machine utilization, from an operational perspective the Company also expects to be able to optimize mailing and logistics utilization, and realize purchasing efficiencies across its expanded manufacturing platform.  Upon the completion of the integration of World Color Press, management believes the Company will be positioned with an efficient and modern manufacturing platform, leading distribution capabilities and a lower cost structure.  Management expects to realize pre-tax cost synergy savings of $225 million on an annual run rate basis within 24 months after completion of the acquisition.  To realize the expected synergy savings, the total integration-related costs are estimated to be in the range of $195 million to $240 million, which will be expensed as incurred.  Although management expects that synergy savings will result from the acquisition, there can be no assurance that the anticipated amount of synergy savings will be achieved.

The Company is also investing in its future, including expansion of geographies and capabilities.  The Company has announced it will invest $23 million in upgrading equipment to further advance quality and turnaround times in the Canadian platform, as well as infrastructure improvements and enhanced training and education for continuous improvement for the Canadian employees.  The Company is also investing in digital print capabilities in the short-run books market and in new high-performance presses for the retail insert manufacturing platform.  In addition, the Company’s management has been pursuing strategic growth initiatives through acquisitions in adjacent product lines.  In the third quarter of 2010, the Company completed an acquisition in Poland of IMC S.A. (sometimes referred to as IMC), a company with 2009 revenues of approximately $20 million.  The IMC acquisition increases the Company’s product offerings in Europe, including enhanced capabilities in packaging, point of purchase displays and advertising materials.  In the fourth quarter of 2010, the Company acquired the remaining 53% interest in HGI.  With 2009 sales of approximately $45 million, HGI is a full-service multi-faceted commercial and specialty printing company that produces a wide range of catalogs, publications, books, marketing collateral and retail point-of-purchase displays and materials.

The Company is subject to seasonality in its quarterly results as net sales are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters.  Seasonality is driven by increased magazine advertising page counts and retail inserts, catalogs and books due primarily to back-to-school and holiday related advertising and promotions.  Additionally, the Company’s sales in the last six months of 2010 will include the results of World Color Press, which was acquired on July 2, 2010.  As a result, net sales during the first nine months of 2010 are not a reliable predictor for what net sales will be for the full year of 2010.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Summary Results

The Company’s operating income (loss), operating margin and earnings (loss) per share attributable to Quad/Graphics common shareholders—diluted for the three months ended September 30, 2010 changed from the three months ended September 30, 2009 as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended September 30, 2009	$41.6	8.8%	$0.98
2010 Restructuring, Impairment and Transaction-Related Charges(1)	(74.0)	(6.1)%	(1.59)
2009 Restructuring and Impairment Charges(2)	1.3	0.3%	0.04
Increase in Interest Expense(3)	N/A	N/A	(0.33)
Increase in Income Tax Expense(4)	N/A	N/A	(4.29)
Increase in Operating Income(5)	26.6	(3.4)%	0.18
For the Three Months Ended September 30, 2010	$(4.5)	(0.4)%	$(5.01)

(1)          Restructuring, impairment and transaction-related charges of $74.0 million incurred during the three months ended September 30, 2010 included:

a.               $21.5 million of employee termination costs for plant closures as well as corporate and administrative terminations for 2,419 headcount reductions announced in the third quarter of 2010, as well as accrual of severance yet to be paid for the Pila, Poland plant closure announced in June 2010;

b.              $6.4 million of impairment charges on assets related to the Reno, Nevada plant closure announced in August 2010;

c.               $32.1 million of transaction costs paid in connection with the acquisition of World Color Press;

d.              $8.1 million of integration costs incurred in connection with the acquisition of World Color Press;

e.               $5.9 million of other restructuring charges including utility contract costs, lease termination costs, equipment moves and employee relocation costs.

In connection with the integration of the operations of World Color Press into Quad/Graphics, the Company expects to incur substantial additional restructuring and integration costs in future reporting periods.

(2)          Restructuring and impairment charges of $1.3 million incurred during the three months ended September 30, 2009 included employee termination costs for 71 headcount reductions in the third quarter of 2009.

(3)          Interest expense increased $15.3 million during the three months ended September 30, 2010 to $31.1 million.  This change is due to the increased overall debt levels as a result of the World Color Press acquisition and the Company entering into a $1.23 billion debt financing arrangement on April 23, 2010 (see further discussion in the Debt Obligations section).

(4)   Income tax expense increased $199.0 million from an income tax benefit of $0.2 million during the three months ended September 30, 2009 to income tax expense of $198.8 million during the three months ended September 30, 2010.  As a result of the July 2, 2010 acquisition of World Color Press, the Company changed the tax status of certain entities within the Quad/Graphics legal structure from S corporation to C corporation status under the provisions of the Internal Revenue Code of 1986, as amended.  From that point forward, these entities will be subject to federal and state income taxes.  The impact from the conversion to C corporation status resulted in the recognition of net short-term deferred tax assets of $23.6 million, net long-term deferred tax liabilities of $223.3 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of $0.8 million, and recognition of income tax expense in the third quarter of 2010 of $200.5 million.  The income tax expense for the quarter is also impacted by the non-deductibility of certain transaction expenses.

(5)   Operating income increased $26.6 million primarily due to the World Color Press acquisition.  Operating margin decreased in the period as the World Color Press business operates at a lower operating margin than the legacy Quad/Graphics business.  Additionally, higher paper sales, which generally represent a pass through cost to customers, continued pricing pressures and higher retirement and incentive compensation costs led to overall decreased operating margins. The following discussion provides additional details.

Consolidated

The following table sets forth certain information from the Company’s consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2010		2009
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$1,077.7	89.2%	$416.3	88.3%	$661.4	158.9%
Services	131.0	10.8%	55.3	11.7%	75.7	136.9%
Total Net Sales	1,208.7	100.0%	471.6	100.0%	737.1	156.3%
Cost of Sales:
Products	840.5	69.5%	294.8	62.5%	545.7	185.1%
Services	98.3	8.2%	36.3	7.7%	62.0	170.8%
Total Cost of Sales	938.8	77.7%	331.1	70.2%	607.7	183.5%
Selling, General & Administrative Expenses	112.6	9.3%	48.3	10.2%	64.3	133.1%
Restructuring, Impairment and Transaction-Related Charges	74.0	6.1%	1.3	0.3%	72.7	5,592.3%
Depreciation and Amortization	87.8	7.3%	49.3	10.5%	38.5	78.1%
Total Operating Expenses	1,213.2	100.4%	430.0	91.2%	783.2	182.1%
Operating (Loss) Income	$(4.5)	(0.4)%	$41.6	8.8%	$(46.1)	(110.8)%

Net Sales

Product sales increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of $640.8 million of product sales from the World Color Press acquisition.  Excluding the World Color Press acquisition, the remaining increase in product sales of $20.6 million is primarily due to increased paper and byproduct sales and volume increases at legacy Quad/Graphics plants, which were partially benefitted from print volumes transferred from World Color Press plants in the process of closing as part of the integration plan, partially offset by continued pricing pressures related to industry overcapacity and, to a lesser extent, negative effects of foreign currency translation.

The increase in service sales (which generally correspond with product sales) in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily due to the World Color Press acquisition.  Excluding the $71.0 million of World Color Press services sales in the third quarter of 2010, the Company’s services sales increased $4.7 million due to increased shipments and an increase in fuel prices charged to customers.

Cost of Sales

Cost of product sales increased for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 primarily as a result of the World Color Press acquisition.  Additionally, cost of product sales increased due to increased paper sales volume, increased retirement and incentive compensation costs, and frictional costs incurred in hiring and training additional employees to prepare certain print plants to receive transferred volumes from plants in the process of closing.  Cost of product sales was also negatively impacted by valuing acquired World Color Press inventory at fair value rather than manufacturing cost as required by GAAP, the result of which was to realize minimal profit on this inventory when it was shipped during the 2010 third quarter.  These cost increases were partially offset by acquisition synergy savings related to purchasing and distribution efficiencies realized.

Cost of product sales as a percentage of product sales increased for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 due primarily to lower operating profits for the acquired World Color Press business, increased paper sales and the margin impact of the items described in the preceding paragraph.  Paper is generally billed to customers as pass-through rates, and thus when paper sales increase during a period, the cost of product sales, as well as the cost of product sales as a percentage of net sales, increases.

Cost of service sales increased for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 primarily due to the World Color Press acquisition.  Excluding the $59.0 million of cost of service sales for World Color Press, cost of service sales increased $3.0 million, in line with the sales increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 primarily due to the World Color Press acquisition.  Additionally, selling, general and administrative expenses in the third quarter of 2010 increased due to the increased size of the Company and the compliance and support costs associated with the Company’s new status as a publicly traded entity, which includes: (i) increased levels of administrative staff in the United States (information technology, finance, legal, human resources, treasury and other administrative labor), (ii) increased retirement and incentive compensation and (iii) increased insurance premiums and outside service provider fees.  Retirement and incentive compensation expense increased due to a catch-up adjustment recorded in the three months ended September 30, 2010 to reestablish these benefits that had been reduced in 2009.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges of $74.0 million incurred in the three months ended September 30, 2010 include: (1) $32.1 million of transaction costs incurred in connection with the World Color Press acquisition, (2) $21.5 million of employee termination costs related to 2,419 headcount reductions, (3) $8.1 million of integration costs related to the World Color Press acquisition, (4) $6.4 million of impairment charges related to the closure of the Reno, Nevada plant, (5) $4.0 million of long-term utility contract costs, and (6) $1.9 million of other restructuring charges.  Restructuring, impairment and transaction-related charges during the three months ended September 30, 2009 were $1.3 million of employee termination costs, which related to severance costs from previous terminations in the year as well as 71 headcount reductions in the third quarter of 2009.

Depreciation and Amortization

Depreciation and amortization increased for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 due to $41.4 million of depreciation and amortization from the World Color Press acquisition.  Excluding the acquisition, depreciation and amortization decreased $2.9 million, with the most significant factor being the Pila, Poland plant impairment earlier in 2010.

EBITDA and EBITDA Margin

EBITDA and EBITDA margin decreased for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 primarily due to incremental restructuring, impairment and transaction-related charges recorded during the three months ended September 30, 2010.  Excluding restructuring, impairment and transaction-related charges, the Company’s

EBITDA would have increased primarily due to the World Color Press acquisition, while operating margin would have decreased primarily due to the World Color Press business operating at a lower operating margin than the legacy Quad/Graphics business and increased retirement and incentive compensation costs.

EBITDA and EBITDA margin for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was as follows:

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
		(dollars in millions)
EBITDA and EBITDA margin	$85.2	7.0%	$93.3	19.8%	(8.7)%

EBITDA represents net earnings (loss) attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization.  EBITDA margin represents EBITDA as a percentage of net sales.  EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics’ performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business.  EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP.  EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Quad/Graphics’ calculation of EBITDA and EBITDA margin may be different from the calculation used by other companies and therefore comparability may be limited.  A reconciliation of EBITDA to net earnings (loss) follows:

	Three Months Ended September 30,
	2010	2009
	(dollars in millions)
Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders(1)	$(232.5)	$28.4
Interest Expense	31.1	15.8
Income Tax Expense (Benefit)	198.8	(0.2)
Depreciation and Amortization	87.8	49.3
EBITDA	$85.2	$93.3

(1)          Net loss attributable to Quad/Graphics common shareholders include the effects of restructuring, impairment and transaction-related charges of $74.0 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively.

North America Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the North America Print and Related Services segment:

	Three Months Ended September 30,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$969.9	$362.9	$607.0	167.3%
Services	128.3	52.8	75.5	143.0%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	56.6	50.3	6.3	12.5%
Operating Margin	5.2%	12.1%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$26.8	$1.2	$25.6	2,133.3%

Net Sales

Product sales increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of $588.5 million of product sales from the World Color Press acquisition.  Excluding the World Color Press acquisition, product sales increased $18.5 million primarily due to increased paper and byproduct sales and volume increases at legacy Quad/Graphics plants, which were partially benefitted from print volumes transferred from World Color Press plants in process of closing as part of the integration plan, partially offset by continued pricing pressures related to industry overcapacity.

Service sales increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of $71.0 million of service sales from the World Color Press acquisition.  Excluding the World Color Press acquisition, the remaining increase in service sales of $4.5 million was primarily due to increased shipments and an increase in fuel prices charged to customers.

Operating Income

Operating income for the North America Print and Related Services segment increased for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 primarily as a result of the World Color Press acquisition.  Operating margin decreased for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 due to: (i) the $25.6 million increase in restructuring, impairment and transaction-related costs as a result of the acquisition and integration of World Color Press, (ii) lower operating profits for the acquired World Color Press business, (iii) increased retirement and incentive compensation costs, (iv) increased paper sales, which are billed to customers generally at pass-through rates, and (v) frictional costs incurred in hiring and training additional employees to prepare certain print plants to receive transferred volumes from plants in the process of closing.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the three months ended September 30, 2010 were $26.8 million, consisting of $16.1 million of employee termination costs related to 2,353 headcount reductions, $6.4 million of impairment charges related to the closure of the Reno, Nevada plant, $4.0 million of long-term utility contract costs and $0.3 million for lease termination costs.  Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the three months ended September 30, 2009 were $1.2 million of employee termination costs, which related to severance costs from previous terminations in the year as well as 15 headcount reductions in the third quarter of 2009.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Three Months Ended September 30,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$107.8	$53.4	$54.4	101.9%
Services	2.7	2.5	0.2	8.0%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(9.9)	(6.5)	(3.4)	52.3%
Operating Margin	(9.0)%	(11.6)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$5.9	$0.1	$5.8	5,800.0%
Equity in Earnings of Unconsolidated Entities	1.8	2.5	(0.7)	(28.0)%

Net Sales

Product sales increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of $52.3 million of product sales from the World Color Press acquisition.   Excluding the World Color Press acquisition, product sales increased by $2.1 million primarily due to increased print and paper volumes increased at the Company’s Poland location, partially offset by a negative impact on international sales from foreign currency translation.

Operating Loss

Operating loss for the International segment increased during the three months ended September 30, 2010 compared with the three months ended September 30, 2009 primarily due to the $5.8 million of incremental restructuring and impairment charges incurred during the three months ended September 30, 2010.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2010 were $5.9 million, consisting of $3.9 million of integration costs, $1.6 million of employee termination costs related to 707 headcount reductions at the Pila, Poland plant announced in June 2010, and $0.4 million of equipment move charges.  Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2009 were $0.1 million of employee termination costs, related to severance costs from 56 headcount reductions in the third quarter of 2009.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting.  The equity in earnings of unconsolidated entities in the International segment, and for the overall consolidated results, is due primarily to a 49% ownership interest Quad/Graphics holds in Plural (located in Brazil).  The Plural equity in earnings of unconsolidated entities decreased in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 from $2.5 million to $1.9 million primarily due to timing in the recognition of income tax expense and certification costs incurred during the three months ended September 30, 2010 to become a certified security printer.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2010	2009
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$51.2	$2.2
Restructuring, Impairment and Transaction-Related Charges	$41.3	$—

Corporate operating expenses increased for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 primarily due to the World Color Press acquisition, which included $41.3 million of restructuring, integration and transaction-related charges incurred during the third quarter of 2010 to acquire and integrate World Color Press.  In addition, there were increased corporate expenses due to the increased size of the Company and the compliance and support costs associated with the Company’s new status as a publicly traded entity, which includes (i)  increased levels of administrative staff in the United States (information technology, finance, legal, human resources, treasury and other administrative labor), (ii) increased retirement and incentive compensation and (iii) increased insurance premiums and outside service provider fees.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2010 were $41.3 million, consisting of $32.1 million of transaction costs related to the acquisition of World Color Press, $4.2 million of integration costs related to the acquisition of World Color Press, $3.8 million of employee termination costs related to 66 headcount reductions, and $1.2 million of other restructuring charges.  There were no restructuring, impairment and transaction-related charges during the three months ended September 30, 2009 for the Corporate segment.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Summary Results

The Company’s operating income (loss), operating margin and earnings (loss) per share attributable to Quad/Graphics common shareholders—diluted for the nine months ended September 30, 2010 changed from the nine months ended September 30, 2009 as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Nine Months Ended September 30, 2009	$61.1	4.8%	$0.57
2010 Restructuring, Impairment and Transaction-Related Charges(1)	(111.6)	(5.6)%	(3.25)
2009 Restructuring and Impairment Charges(2)	10.0	0.8%	0.34
Increase in Interest Expense(3)	N/A	N/A	0.38
Increase in Income Tax Expense(4)	N/A	N/A	(5.73)
Increase in Operating Income(5)	16.3	(1.2)%	(0.38)
For the Nine Months Ended September 30, 2010	$(24.2)	(1.2)%	$(8.07)

(1)          Restructuring, impairment and transaction-related charges of $111.6 million incurred during the nine months ended September 30, 2010 included:

a.               $22.7 million of employee termination costs for plant closures as well as corporate and administrative terminations for 3,126 headcount reductions announced in the nine months ended September 30, 2010;

b.              $30.8 million of impairment charges on assets for the Pila, Poland plant closure announced in June 2010 ($24.4 million) and the Reno, Nevada plant closure announced in August 2010 ($6.4 million);

c.               $41.0 million of transaction costs paid in connection with the acquisition of World Color Press;

d.              $10.3 million of integration costs incurred in connection with the acquisition of World Color Press;

e.               $6.8 million of other restructuring charges including utility contract costs, lease termination costs, equipment moves and employee relocation costs.

In connection with the integration of the operations of World Color Press into Quad/Graphics, the Company expects to incur substantial additional restructuring and integration costs in future reporting periods.

(2)          2009 Restructuring and impairment charges of $10.0 million incurred during the nine months ended September 30, 2009 included employee termination costs for 859 headcount reductions in the nine months ended September 30, 2009.

(3)          Interest expense increased $13.1 million during the nine months ended September 30, 2009 to $61.4 million.  This change is due to the increased overall debt levels as a result of the World Color Press acquisition and the Company entering into a $1.23 billion debt financing arrangement on April 23, 2010 (see further discussion in the Debt Obligations section).

(4)   Income tax expense increased $196.6 million from income tax expense of $0.6 million during the nine months ended September 30, 2009 to income tax expense of $197.2 million during the nine months ended September 30, 2010.  As a result of the July 2, 2010 acquisition of World Color Press, the Company changed the tax status of certain entities within the Quad/Graphics legal structure from S corporation to C corporation status under the provisions of the Internal Revenue Code of 1986, as amended.  From that point forward, these entities will be subject to federal and state income taxes.  The impact from the conversion to C corporation status resulted in the recognition of net short-term deferred tax assets of $23.6 million, net long-term deferred tax liabilities of $223.3 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of $0.8 million, and recognition of income tax expense in the third quarter of 2010 of $200.5 million.  The income tax expense for the quarter is also impacted by the non-deductibility of certain transaction expenses.

(5)          Operating income increased $16.3 million primarily due to the World Color Press acquisition.  Operating margin decreased in the period as the World Color Press business operates at a lower operating margin than the legacy Quad/Graphics business.  Additionally, higher paper sales, which generally represent a pass through cost to customers, continued pricing pressures and higher retirement and incentive compensation costs led to overall decreased operating margins.  The following discussion provides additional details.

Consolidated

The following table sets forth certain information from Quad/Graphics’ consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2010		2009
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$1,774.5	88.4%	$1,121.3	87.9%	$653.2	58.3%
Services	232.1	11.6%	154.6	12.1%	77.5	50.1%
Total Net Sales	2,006.6	100.0%	1,275.9	100.0%	730.7	57.3%
Cost of Sales:
Products	1,356.2	67.6%	809.7	63.4%	546.5	67.5%
Services	168.2	8.4%	105.4	8.3%	62.8	59.6%
Total Cost of Sales	1,524.4	76.0%	915.1	71.7%	609.3	66.6%
Selling, General & Administrative Expenses	209.5	10.4%	142.3	11.2%	67.2	47.2%
Restructuring, Impairment and Transaction-Related Charges	111.6	5.6%	10.0	0.8%	101.6	1,016.0%
Depreciation and Amortization	185.3	9.2%	147.4	11.5%	37.9	25.7%
Total Operating Expenses	2,030.8	101.2%	1,214.8	95.2%	816.0	67.2%
Operating (Loss) Income	$(24.2)	(1.2)%	$61.1	4.8%	$(85.3)	(139.6)%

Net Sales

Product sales increased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily as a result of $640.8 million of product sales from the World Color Press acquisition.  Excluding the World Color Press acquisition, the remaining increase in product sales of $12.4 million is primarily due to increased paper and byproduct sales and volume increases at legacy Quad/Graphics plants, which were partially benefitted from print volumes transferred from World Color Press plants in the process of closing as part of the integration plan, partially offset by continued pricing pressures related to industry overcapacity and, to a lesser extent, negative effects of foreign currency translation.

The increase in service sales (which generally correspond with product sales) in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily due to the World Color Press acquisition.  Excluding the $71.0 million of World Color Press services sales, the Company’s services sales increased $6.5 million due to an increase in fuel prices charged to customers and increased premedia service sales.

Cost of Sales

Cost of product sales increased for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily as a result of the World Color Press acquisition.  Additionally, cost of product sales increased due to increased paper sales volume, increased retirement and incentive compensation costs, and frictional costs incurred in hiring and training additional employees to prepare certain print plants to receive transferred volumes from plants in the process of closing.  The higher levels of staffing not only took place following the acquisition, but also in the first six months in 2010 prior to the acquisition, since Quad/Graphics intentionally maintained a portion of its skilled labor work force in the United States at higher levels than required in order to prepare the manufacturing infrastructure to support the anticipated integration of the World Color Press business.

Cost of product sales was negatively impacted by valuing acquired World Color Press inventory at fair value rather than manufacturing cost as required by GAAP, the result of which was to realize minimal profit on this inventory when it was shipped during the 2010 third quarter.  These cost increases were partially offset by acquisition synergy savings related to purchasing and distribution efficiencies realized.

Cost of product sales as a percentage of product sales increased for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 due primarily to lower operating profits for the acquired World Color Press business, increased paper sales and the margin impact of the items described in the preceding paragraph.  Paper is generally billed to customers as pass-through rates, and thus when paper sales increase during a period, the cost of product sales, as well as the cost of product sales as a percentage of net sales, increases.

Cost of service sales increased for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily due to the World Color Press acquisition.  Excluding the $59.0 million of cost of service sales for World Color Press, cost of service sales increased $3.8 million, in line with the sales increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily due to the World Color Press acquisition.  Additionally, selling, general and administrative expenses in the first nine months of 2010 increased due to the increased size of the Company and the compliance and support costs associated with the Company’s new status as a publicly traded entity, which includes (i) increased levels of administrative staff in the United States (information technology, finance, legal, human resources, treasury and other administrative labor), (ii) increased retirement and incentive compensation and (iii) increased insurance premiums and outside service provider fees.

Retirement and incentive compensation expense increased due to a catch-up adjustment recorded in the three months ended September 30, 2010 to reestablish these benefits that had been reduced in 2009.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges of $111.6 million incurred in the nine months ended September 30, 2010 include: (1) $41.0 million of transaction costs incurred in connection with the acquisition of World Color Press, (2) $30.8 million of impairment charges related to the closures of the Reno, Nevada plant as well as the Pila, Poland plant, (3) $22.7 million of employee termination costs related to 3,126 headcount reductions, (4) $10.3 million of integration costs related to the acquisition of World Color Press, (5) $4.0 million of long-term utility contract costs, and (6) $2.8 million of other restructuring charges.  Restructuring, impairment and transaction-related charges during the nine months ended September 30, 2009 were $10.0 million, consisting of $9.8 million of employee termination costs related to 731 domestic headcount reductions and $0.2 million of employee termination costs related to 128 international announced headcount reductions.

Depreciation and Amortization

Depreciation and amortization increased for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 due to $41.4 million of depreciation and amortization from the World Color Press acquisition.  Excluding the acquisition, depreciation and amortization decreased $3.5 million primarily related to the Pila, Poland plant impairment earlier in 2010.

EBITDA and EBITDA Margin

EBITDA decreased for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily due to $101.6 million of incremental restructuring, impairment and transaction-related charges as discussed above.  Excluding those costs, the Company’s EBITDA would have increased primarily due to the World Color Press acquisition, while operating margin would have decreased primarily due to the World Color Press business operating at a lower operating margin than the legacy Quad/Graphics business and increased retirement and incentive compensation costs.

EBITDA and EBITDA margin for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was as follows:

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% Change
	(dollars in millions)
EBITDA and EBITDA margin	$167.2	8.3%	$213.0	16.7%	(21.5)%

EBITDA represents net earnings (loss) attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization.  EBITDA margin represents EBITDA as a percentage of net sales.  EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics’ performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business.  EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP.  EBITDA and EBITDA margin should not be considered alternatives to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Quad/Graphics’ calculation of EBITDA and EBITDA margin may be different from the calculation used by other companies and therefore comparability may be limited.  A reconciliation of EBITDA to net earnings (loss) follows:

	Nine Months Ended September 30,
	2010	2009
	(dollars in millions)
Net Loss Attributable to Quad/Graphics Common Shareholders(1)	$(276.7)	$16.7
Interest Expense	61.4	48.3
Income Tax Expense	197.2	0.6
Depreciation and Amortization	185.3	147.4
EBITDA	$167.2	$213.0

(1)          Net loss attributable to Quad/Graphics common shareholders include the effects of restructuring, impairment and transaction-related charges of $111.6 million and $10.0 million for the nine months ended September 30, 2010 and 2009, respectively.

North America Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the North America Print and Related Services segment:

	Nine Months Ended September 30,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$1,558.6	$960.9	$597.7	62.2%
Services	223.9	146.4	77.5	52.9%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	86.1	78.1	8.0	10.2%
Operating Margin	4.8%	7.1%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$27.7	$9.8	$17.9	182.7%

Net Sales

Product sales increased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily as a result of $588.5 million of product sales from the World Color Press acquisition.   Excluding the World Color Press acquisition, product sales increased $9.2 million primarily due to increased paper and byproduct sales and volume increases at legacy Quad/Graphics plants, which were partially benefitted from print volumes transferred from World Color Press plants in the process of closing as part of the integration plan, partially offset by continued pricing pressures related to industry overcapacity.

Service sales increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of $71.0 million of service sales from the World Color Press acquisition.  Excluding the World Color Press acquisition, the remaining increase in service sales of $6.5 million was primarily due to increased shipments and an increase in fuel prices charged to customers.

Operating Income

Operating income for the North America Print and Related Services segment increased for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 primarily as a result of the World Color Press acquisition.  Excluding the World Color Press acquisition, operating margin decreased due to: (i) the $17.9 million increase in restructuring, impairment and transaction-related costs as a result of the acquisition and integration of World Color Press, (ii) lower operating profits for the acquired World Color Press business, (iii) increased retirement and incentive compensation costs, (iv) increased paper sales, which are billed to customers generally at pass-through rates, and (v) increased labor expenses incurred in anticipation of, and then due to, integrating the World Color Press business.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the nine months ended September 30, 2010 were $27.7 million, consisting of $16.1 million of employee termination costs related to 2,353 headcount reductions, $6.4 million of impairment charges related to the closure of the Reno, Nevada plant, $4.0 million of long-term utility contract costs and $1.2 million for lease termination costs.  Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the nine months ended September 30, 2009 were $9.8 million of employee termination costs, which were related to 731 headcount reductions.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Nine Months Ended September 30,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$215.9	$160.4	$55.5	34.6%
Services	8.2	8.2	—	N/A
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(43.6)	(10.8)	(32.8)	303.7%
Operating Margin	(19.5)%	(6.4)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$31.5	$0.2	$31.3	15,650.0%
Equity in Earnings of Unconsolidated Entities	5.6	4.6	1.0	21.7%

Net Sales

Product sales increased for the nine months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of $52.3 million of product sales from the World Color Press acquisition.   Excluding the World Color Press acquisition, product sales increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 by $3.2 million primarily due to increased print and paper volumes in Europe, partially offset by a negative impact on international sales from foreign currency translation.

Operating Loss

Operating loss for the International segment increased during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily due to a $31.3 million increase in restructuring and impairment charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2010 were $31.5 million, consisting of $24.4 million of impairment charges related to the closure of the Pila, Poland plant, $3.9 million of integration costs, $2.8 million of employee termination costs related to 707 headcount reductions at the Pila, Poland plant, and $0.4 million of equipment relocation charges.  Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2009 were $0.2 million of employee termination costs, which related to 128 headcount reductions.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting.  The equity in earnings of unconsolidated entities in the International segment, and for the overall consolidated results, is due primarily to a 49% ownership interest Quad/Graphics holds in Plural (located in Brazil).  The Plural equity in earnings of unconsolidated entities increased in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 from $4.6 million to $5.8 million as sales volume increased in the first half of 2010 compared to 2009, partially offset by a negative income impact from timing in the recognition of income tax expense.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2010	2009
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$66.7	$6.2
Restructuring, Impairment and Transaction-Related Charges	$52.4	$—

Corporate operating expenses increased for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 is primarily due to the World Color Press acquisition, which includes $52.4 million of restructuring, integration and transaction-related charges incurred in the third quarter of 2010 to acquire and integrate World Color Press.  In addition, there were increased corporate expenses due to increased size of the Company and the compliance and support costs associated with the Company’s new status as a publicly traded entity, which includes: (i) increased levels of administrative staff in the United States (information technology, finance, legal, human resources, treasury and other administrative labor), (ii) increased retirement and incentive compensation and (iii) increased insurance premiums and outside service provider fees.

Corporate restructuring, impairment and transaction-related charges during the nine months ended September 30, 2010 were $52.4 million, consisting of $41.0 million of transaction costs related to the acquisition of World Color Press, $6.4 million of integration costs related to the acquisition of World Color Press, $3.8 million of employee termination costs related to 66 headcount reductions, and $1.2 million of other restructuring charges.  There were no restructuring, impairment and transaction-related charges during the nine months ended September 30, 2009 for the Corporate segment.

Liquidity and Capital Resources

The Company utilizes cash flows from operations and borrowings under its credit facilities to satisfy its liquidity and capital requirements.  As further discussed in Debt Obligations below, on July 2, 2010 the Company received $689.2 million of cash under a new term loan (net of a $10.8 million of original issue discount) and borrowed $250.0 million under a new revolving credit facility as part of a $1.23 billion debt financing agreement with certain lenders.  The Company believes that this new debt financing agreement, combined with its expected cash flows from operations and unused available capacity under its revolving credit facilities of $276.7 million as of September 30, 2010, provide sufficient resources to fund ongoing operating requirements, integration and restructuring requirements related to the acquired World Color Press operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plans withdrawal settlements and investment in future growth to create value for its shareholders.

Cash Flows Provided by Operating Activities

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net cash used in operating activities was $17.1 million for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $110.2 million for the nine months ended September 30, 2009, resulting in a $127.3 million decrease.  The decrease was primarily related to year-to-date payments related to the World Color Press acquisition, including $67.5 million of transaction payments included in cash flows from operating activities as well as $16.9 million of restructuring and integration payments.  In addition, from a working capital perspective, the end of the third quarter is traditionally a high point in the printing industry for both receivables and inventory corresponding with seasonally-driven higher third and fourth quarter revenues.  The addition of World Color Press in 2010 created an even greater working capital usage for Quad/Graphics in the quarter.  Also, $17.5 million of cash was used to fund the acquired World Color Press pension plans.

Cash Flows Used in Investing Activities

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net cash used in investing activities was $119.2 million for the nine months ended September 30, 2010, compared to $72.2 million for the nine months ended September 30, 2009, resulting in a decrease of $47.0 million.  The decrease was primarily related to a $66.0 million increase in restricted cash during the third quarter of 2010 (there was no restricted cash for Quad/Graphics prior to the acquisition of World Color Press), as $155.9 million of cash payments due to the World Color Press acquisition were classified as restricted, less $89.9 million for which the restriction was released.  The decrease to cash flows from restricted cash activity was partially offset by $20.6 million of net cash acquired primarily in the World Color acquisition.

Cash Flows Used in Financing Activities

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net cash provided by financing activities was $165.3 million for the nine months ended September 30, 2010, compared to net cash used in financing activities of $56.2 million for the nine months ended September 30, 2009.  The $221.5 million increase is primarily related to the Company’s new $1.23 billion debt financing agreement discussed below in Debt Obligations.  The Company borrowed $939.2 million of cash under this new debt financing agreement ($689.2 million from a new term loan and $250.0 million from a new revolving credit facility) which was used to repay (i) $447.6 million of World Color Press term debt, (ii) $106.1 million of Quad/Graphics’ former revolving credit facility and (iii) a $17.6 million World Color Press capital lease (among other items such as transaction costs from the World Color Press acquisition).  Borrowings were also used to fund a $140.0 million distribution to the Quad/Graphics’ then existing common shareholders.

Since the July 2, 2010 World Color Press acquisition and the completion of the $1.23 billion debt financing agreement, the Company has paid down $44.0 million of debt and capital leases through September 30, 2010.

Debt Obligations

On April 23, 2010, the Company entered into a $1.23 billion debt financing agreement with certain lenders consisting of a $700.0 million term loan and a $530.0 million revolving credit facility, and on July 2, 2010 the Company received $689.2 million of cash under the term loan (net of a $10.8 million of original issue discount) and borrowed $250 million under the revolving credit facility.  These amounts, as well as Quad/Graphics and World Color Press cash, were used on the July 2, 2010 closing date of the acquisition to fund:

(1)          Replacement of Quad/Graphics’ former revolving credit facility, which had outstanding borrowings of $106.1 million (including interest owed and payment of debt issuance costs due upon the transaction for the new debt financing agreement of $32.9 million);

(2)          Satisfaction of certain World Color Press debt obligations of $580.6 million, which included $8.0 million of early repayment premiums and funding of $123.9 million to defease the World Color Press’ unsecured notes (of which $34.7 million was returned to the Company on August 2, 2010 upon the unsecured notes being called by the Company, leaving $89.2 million of restricted cash related to the unsecured notes remaining);

(3)          Transaction costs of $45.5 million paid on July 2, 2010 (excluding debt issuance costs); any transaction costs incurred by Quad/Graphics were expensed as incurred in accordance with the acquisition method of accounting and are classified as restructuring, impairment and transaction-related charges on the condensed consolidated statements of operations;

(4)          Redemption of outstanding World Color Press equity securities (consisting of preferred shares, warrants, deferred share units and restricted share units) and the cash consideration paid to the former World Color Press common shareholders described above, which in total were $88.5 million (in addition to $4.8 million of preferred dividends which had been paid after the January 25, 2010 date of the arrangement agreement but prior to July 2, 2010);

(5)          Distribution of $140.0 million to Quad/Graphics’ then existing common shareholders;

(6)          Collateralization of letters of credit of $32.0 million;

(7)          Payment to settle a capital lease of $17.6 million; and

(8)          Other obligations arising from the acquisition of $14.7 million.

This $1.23 billion of financing is guaranteed by certain subsidiaries of Quad/Graphics and is secured by substantially all of Quad/Graphics’ and each subsidiary guarantor’s U.S. and, to a certain extent, Canadian assets, which were unencumbered prior to the date of the new debt financing agreement.  The $700.0 million term loan matures on July 1, 2016, requires variable quarterly principal payments and bears interest at a variable interest rate primarily based on LIBOR, subject to a 1.5% LIBOR minimum rate (weighted average interest rate was 5.5% at September 30, 2010).  The $530.0 million revolving credit facility matures on July 1, 2014 and bears interest at a variable interest rate primarily based on LIBOR (weighted average interest rate was 3.9% at September 30, 2010).

To complete the $1.23 billion debt financing agreement, the Company incurred a total of $45.8 million of debt issuance costs.   The debt issuance costs are being amortized on a straight-line basis over the six and four year maturities of the term loan and revolving credit facility, respectively, and are classified as other long-term assets on the condensed consolidated balance sheet.

Covenants and Compliance

The $1.23 billion debt financing agreement subjects Quad/Graphics to certain quarterly financial covenants, with all of the following terms as defined in the executed agreement.  Among those covenants, Quad/Graphics is required to maintain the following:

•                  On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2010, the Company’s leverage ratio was 2.65 to 1.00).  This ratio will step down to 3.50 to 1.00 on December 31, 2012 and further step down to 3.25 to 1.00 on December 31, 2013.

•                  On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2010, the Company’s interest coverage ratio was 5.47 to 1.00).  This ratio will step up to 3.25 to 1.00 on December 31, 2011 and further step up to 3.50 to 1.00 on December 31, 2012.

•                  Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year beginning with the year ending December 31, 2010.  This covenant is first effective beginning December 31, 2010.

The covenants also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.  Pursuant to the debt financing agreement, the Company is prohibited from paying any dividends, repurchasing capital stock or making any distributions other than, among other limited situations, annual dividends or distributions not to exceed $10.0 million from July 2, 2010 to December 31, 2010, and $60.0 million during each of 2011 and 2012, provided that the aggregate amount of dividends paid or distributions made does not exceed $120.0 million from July 2, 2010 to December 31, 2012, taken as a whole.  Starting January 1,

2013, the Company has additional dividend restrictions (based on free cash flow as defined in the debt financing agreement) if the Company’s total leverage ratio is greater than 2.75 to 1.00, but has no restrictions if the Company’s total leverage ratio is less than 2.75 to 1.00 (total leverage ratio as defined in the debt financing agreement).   As of September 30, 2010, Quad/Graphics was in compliance with all debt covenants.  While Quad/Graphics currently expects to be in compliance in future periods, there can be no assurance that financial covenants will continue to be met.

Quad/Graphics’ failure to maintain compliance with these financial covenants could prevent Quad/Graphics from borrowing additional amounts and could result in a default under any of the debt agreements.  Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Off-Balance Sheet Arrangements

Except as set forth below in the Contractual Obligations and Other Commitments table (operating leases and future interest on debt and capital leases to be incurred), the Company has no off-balance sheet arrangements, financings or special purpose entities that are expected to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of sales or expenses.

Contractual Obligations and Other Commitments

The Company’s contractual cash obligations at September 30, 2010 were as follows:

	Total Debt	Capital Lease	Operating Lease	Purchase	Other Liabilities
	Obligations (1)	Obligations	Obligations	Obligations (2)	(3)	Total (4)(5)(6)
2010	$72.2	$3.6	$13.3	$23.2	$19.3	$131.6
2011	181.7	16.0	43.9	20.6	28.5	290.7
2012	195.5	23.9	40.9	—	5.3	265.6
2013	210.8	9.8	34.0	—	6.2	260.8
2014	442.2	9.7	26.2	—	5.2	483.3
Thereafter	1,214.7	0.9	86.9	—	9.0	1,311.5
Total	$2,317.1	$63.9	$245.2	$43.8	$73.5	$2,743.5

(1)          Total debt obligations include $608.0 million for anticipated future interest payments.  With respect to the variable interest rate portions of the debt, the interest amounts were calculated by applying the current weighted-average interest rate to determine the value of future interest payments.  For the Master Note and Security Agreement, the weighted-average interest rate of the notes was applied to the average principal balance outstanding for each time period.  Amounts included in “Thereafter” include principal payments and estimated interest expense through 2036.

(2)          Consist primarily of approximately $29.6 million in firm commitments to purchase press and finishing equipment and other operational purchase requirements.

(3)          Consist primarily of restructuring-related payments of $48.7 million and deferred compensation arrangements.

(4)          The contractual obligations table above does not include reserves for uncertain tax positions recorded in accordance with the accounting guidance on uncertainties in income taxes.  The Company has taken tax positions for which the ultimate amount and the year(s) any necessary payments will be made that pertain to those tax positions is uncertain.  The reserve as of September 30, 2010 for uncertain tax positions prior to interest and penalties is $42.8 million.  The Company has also recorded accruals for interest and penalties related to uncertain tax positions of $8.6 million and $1.4 million, respectively, as of September 30, 2010.

(5)          The Company expects to make cash contributions of approximately $11.1 million to its pension plans in the fourth quarter of 2010 and $55.0 million in 2011, which are not reflected in the contractual obligation table above.  There are no anticipated cash contributions to the postretirement benefit plans as those plans are unfunded (cash paid will represent future claim payments).  The contractual obligations table above also does not include a $100.1 million estimated withdrawal liability for the World Color Press multiemployer pension plans (“MEPPs”).  Due to the significantly underfunded status of the MEPPs, the Company is intending to exit out of all MEPPs and replace these pension benefits with a company sponsored “pay as you go” defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees.  As a result, the Company recorded a $100.1 million withdrawal liability as part of the purchase price allocation for the MEPPs, based on withdrawal estimates provided by each plan’s trustees.

(6)          The contractual obligation table above does not include the value of the Company’s Class C common shares classified as redeemable equity of $12.0 million on the condensed consolidated balance sheet as of September 30, 2010.

Recent and New Accounting Pronouncements

In December 2007, the FASB issued accounting guidance on business combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date.  Acquisition-related transaction and restructuring costs will be expensed as incurred rather than being included in the amount recorded for assets acquired.  The Company adopted this accounting guidance effective January 1, 2009.  This accounting guidance is being applied to the accounting for the World Color Press acquisition.  The valuation of the assets, liabilities and resulting goodwill, as well as the expensing of transaction and restructuring costs as incurred, has had a material impact on the Company’s consolidated financial statements due to the World Color Press acquisition (see further detail on the impact of this acquisition in Note 3 to the Condensed Consolidated Financial Statements).

The following pronouncements have been adopted by Quad/Graphics for the nine months ended September 30, 2010:

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

In January 2010, the FASB issued accounting guidance which requires additional disclosures regarding transfers between Levels 1, 2, and 3 of the fair value hierarchy, as well as a more detailed reconciliation of recurring Level 3 measurements. Certain aspects of this accounting guidance were effective and adopted by the Company in the first quarter of 2010.  This adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The following pronouncement has been issued and has an adoption date after September 30, 2010:

In July 2010, the FASB issued accounting guidance which amends existing disclosure requirements and requires additional quantitative and qualitative disclosures concerning financing receivables, credit risk exposures and the allowance for credit losses.  Certain aspects of this accounting guidance will be effective for the Company in the fourth quarter of 2010.  This adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

On July 2, 2010, the Company completed its acquisition of World Color Press.  This acquisition increased the number of transactions in which the Company is involved and expanded the international scope of the Company’s operations.  The Company also entered into a $1.23 billion variable interest rate debt financing agreement to fund transaction-related payments for the acquisition of World Color Press, refinance the Company’s prior revolving credit facility and refinance certain World Color Press’ debt obligations outstanding prior to the acquisition.  During the integration process, the post-acquisition market risks of the Company are being assessed in detail and management is in the process of modifying the Company’s risk management strategies based on that assessment; however, these future strategies may not fully insulate the Company from adverse effects.

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases.  As of September 30, 2010, the Company had fixed rate debt and capital leases outstanding of $751.0 million at a current weighted average interest rate of 7.5% and variable rate debt outstanding of $1,006.9 million at a current weighted average interest rate of 5.0%.  The variable rate debt outstanding at September 30, 2010 is primarily comprised of the variable rate debt financing agreement entered into in connection with the acquisition of World Color Press, including the $700.0 million term loan and $226.8 million outstanding on the $530 million revolving credit facility.  The term loan bears interest primarily based on LIBOR; however, it is subject to a 1.5% LIBOR minimum rate and thus the interest rate on the term loan will not begin to fluctuate until LIBOR exceeds that percentage.  At September 30, 2010, LIBOR was significantly lower than that 1.5% LIBOR minimum rate.  Considering that the interest rate on the largest portion of the variable rate debt obligations would not fluctuate if market interest rates increased 10%, a hypothetical change in the interest rate of 10% from the Company’s current weighted average interest rate on variable rate debt obligations (excluding the term loan) of 3.73% would not have a material impact on the Company’s interest expense.  A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2010 by approximately $22.7 million.

Foreign Currency Risk and Translation Exposure

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates.  The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate.  To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the reporting unit, the Company is exposed to currency risk and may enter into foreign exchange contracts to minimize the short-term impact of foreign currency fluctuations.  The Company’s hedging operations have not been material, and gains or losses from these operations have not been material to the Company’s cash flows, financial position or results of operations. The Company does not use derivative financial instruments for trading or speculative purposes.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer’s ability to pay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Customers’ financial condition is continuously monitored as part of the normal course of business.  Based on customer account reviews and due to the continued instability of the global economy, the Company has established an allowance for doubtful accounts of $87.3 million as of September 30, 2010, and during the three months and nine months ended September 30, 2010 the Company recorded provisions for doubtful accounts of $1.8 million and $3.0 million, respectively.  As a result of the acquisition of World Color Press, the credit risk from customer concentration has decreased with the addition of new customers due to geographic expansion as well as from new products the Company now produces.  The Company does not have a high degree of concentration with any single customer account.  During the three and nine months ended September 30, 2010, the Company’s largest customer accounted for less than 4.0% of the Company’s net sales.

Commodity Risk

The primary raw materials used by the Company are paper, ink and fuel.  Postage costs are also a significant component of the printing costs of the Company’s customers.  At this time, the Company’s supply of raw materials is readily available from numerous suppliers; however, based on market conditions, that could change in the future.  Most of the Company’s United States customers provide their own paper for the printing process.  For those customers who do not supply paper, the Company will generally include price adjustment clauses in sales contracts, which it also does for other critical raw materials in the printing process and postage.  As a result, a hypothetical 10% change in the price of paper and other raw materials would not have a significant direct impact on the Company’s consolidated annual results of operations or cash flows; however, significant increases in commodity pricing or postage could influence future customer print volumes.  Inflation has not had a significant impact on the Company historically.

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

PART II — OTHER INFORMATION

ITEM 1A.        Risk Factors

Risk factors relating to the Company are contained in the Company’s Registration Statement on Form S-4/A (Registration No. 333-165259), filed with the SEC on May 26, 2010, under the heading “Risk Factors.”  No material change to such risk factors occurred during the period from July 1, 2010 through September 30, 2010.

ITEM 2.         Unregistered Sales Of Equity Securities And Use Of Proceeds

(a)           None.

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

QUAD/GRAPHICS, INC.

Date: November 15, 2010	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ John C. Fowler
John C. Fowler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2010

Exhibits

(10)	Quad/Graphics, Inc. Synergy Rewards Program and Bonus Pool Plan

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.