Form 10-K
period 2010-12-31
Quad/Graphics, Inc.
filed 2011-03-24
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34806

QUAD/GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1152983 (IRS Employer Identification No.)
N63 W23075 Highway 74 Sussex, Wisconsin (Address of principal executive offices)	53089-2827 (Zip Code)

Registrant's telephone number, including area code: (414) 566-6000

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.025 per share	The New York Stock Exchange, LLC

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Registrant is not yet required to provide financial disclosure in an Interactive Data File Format.]    Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐    No ☒

          The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2010 was $0 (the class A common stock was not publicly-traded until July 2010). Neither of the registrant's class B common stock or class C common stock is listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant's class B common stock and class C common stock is convertible into one share of the registrant's class A common stock.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 18, 2011
Class A Common Stock	32,718,069
Class B Common Stock	14,198,464
Class C Common Stock	245,353

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the registrant's 2011 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Form 10-K.

QUAD/GRAPHICS, INC.

FORM 10-K INDEX

For the Year Ended December 31, 2010

i

Forward-Looking Statements

        To the extent any statements in this Annual Report on Form 10-K contain information that is not historical, these statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, the objectives, goals, strategies, beliefs, intentions, plans, estimates, prospects, projections and outlook of Quad/Graphics, Inc. (the "Company" or "Quad/Graphics"), and can generally be identified by the use of words such as "may", "will", "expect", "intend", "estimate", "anticipate", "plan", "foresee", "believe" or "continue" or the negatives of these terms, variations on them and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

        These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Item 1A "Risk Factors" of this Annual Report on Form 10-K, as such may be amended or supplemented in Part II, Item 1A of the Company's subsequently filed Quarterly Reports on Form 10-Q, and the following:

  •
  The impact of significant overcapacity in the commercial printing industry, which creates downward pricing pressure and fluctuating demand for printing services;

  •
  The impact of fluctuations in costs and availability of raw materials, energy costs and freight rates;

  •
  Quad/Graphics may be unable to achieve the estimated potential synergies expected from the recently completed acquisition of World Color Press Inc. ("World Color Press" or "WCP") or it may take longer or cost more than expected to achieve those synergy savings;

  •
  Unexpected costs or liabilities related to the acquisition, including the effects of purchase accounting that may be different from Quad/Graphics' preliminary allocations;

  •
  Failure to successfully integrate the operations of Quad/Graphics and World Color Press;

  •
  The impact of electronic media and similar technological changes;

  •
  Changes in macroeconomic or political conditions in the countries where Quad/Graphics operates;

  •
  Regulatory matters and risks;

  •
  Legislative developments or changes in laws;

  •
  The impact of fluctuations in interest rates and foreign exchange rates; and

  •
  The effect of accounting pronouncements issued periodically by standard-setting bodies.

        Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K, when making decisions with respect to Quad/Graphics. Except to the extent required by the federal securities laws, Quad/Graphics undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business

Overview

        Quad/Graphics is a leading global provider of print and related services that are designed to provide complete solutions to a broad base of customers. The Company's print products primarily include catalogs, consumer magazines, special interest publications, direct mail and other commercial specialty printed products, retail inserts, books and directories. Quad/Graphics' print-related services include digital imaging and photography, binding, mailing and distribution, and logistics, data optimization and analytics services. Founded in Pewaukee, Wisconsin as a Wisconsin corporation in 1971 by Harry V. Quadracci, Quad/Graphics has approximately 25,000 employees in the United States, Canada, Latin America, and Europe, serving a diverse base of more than 7,400 customers from 142 facilities located in 21 countries.

        Quad/Graphics has contractual relationships with leading magazine publishers, including Condé Nast, Hearst Magazines, Meredith Corporation, The National Geographic Society, Rodale Inc., The Reader's Digest Association Ltd., Source Interlink Media, LLC, Time Inc., and Wenner Media LLC, and prints well-known magazines such as Allure, Architectural Digest, GQ, InStyle, The Journal of the National Geographic Society, Lucky, Men's Fitness, People, Runner's World, Self, Sports Illustrated, Time, Traditional Home, Veranda, and Vogue. Quad/Graphics prints retail newspaper inserts for The Bon-Ton Stores, Inc., J.C. Penney Company, Inc., Shopko Stores Operating Co., LLC, and Target Corporation; catalogs for industry leading marketers such as Bass Pro Shops, Cabela's Incorporated, Coldwater Creek Inc., J.Crew Group, Inc., L.L. Bean, Limited Brands Inc. (Victoria's Secret), The Orvis Company, Redcats USA, and Williams-Sonoma Inc. and direct mail products for Guthy-Renker LLC, International Masters Publishers Inc., Publishers Clearing House, Inc., and Weight Watchers International, Inc. Quad/Graphics' book publishing customers include Harlequin Enterprises Limited, The McGraw-Hill Companies, Inc., The Reader's Digest Association Ltd., Simon & Schuster, Inc., and Thomas Nelson, Inc.; and directories customers include Dex One Corporation, Yellow Book USA, Inc., and Yellow Pages Group Limited.

        The Company seeks to benefit its clients in two main ways—minimize their total cost of print production and maximize the revenue derived from their print spending. In order to minimize a customer's cost of production, Quad/Graphics continually strives to increase its own productivity and reduce its customers' mailing and distribution costs through the integration of data analytics, finishing technology and logistics operations. The Company also works to help its customers increase their revenue by (1) decreasing manufacturing cycle time, which allows publishing customers additional time to sell more advertising and marketers additional time to adjust product strategy based on competition and consumer demand, and (2) utilizing its digital media, integrated data analytics, finishing technology and logistics operations to create targeted and personalized printed materials, which increase consumer response rates and maximize a customer's return on print spending.

        Over the last 15 years, Quad/Graphics has made substantial investments to create what it believes is one of the most efficient and modern manufacturing platforms in the industry. Quad/Graphics also has made substantial investments in research and development and other technological innovations. The Company has developed multiple manufacturing process improvements, including innovative press and finishing control systems and material-handling equipment for use in Quad/Graphics' own operations as well as for sale to other printers worldwide. Quad/Graphics believes that this continual investment and innovation and its modern manufacturing platform, together with its focus on customer service and its distribution capabilities, have resulted in Quad/Graphics being one of the most profitable commercial printing companies in the industry, as measured by Adjusted EBITDA margin (defined as EBITDA before restructuring, impairment and transaction-related charges as a percentage of net sales). EBITDA is defined as net earnings (loss) attributable to the Company's common shareholders plus interest expense, income tax expense and depreciation and amortization. EBITDA is a financial measure not prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") that is reconciled to net earnings (loss) in the Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 and for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. EBITDA is an important measure by which the Company gauges the profitability and assesses the performance of its business. It should not be considered an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. See "—Competitive Advantages" below.

        The manufacturing platform and innovative technology that Quad/Graphics enjoys are further reinforced by the qualities of its workforce. The Company believes that its distinct corporate culture encourages an organization-wide entrepreneurial spirit and an opportunistic mentality, where employees embrace responsibility, take ownership of projects and are encouraged to drive results. Quad/Graphics further believes that the ownership and voting control by the Quadracci family has enabled the Company to maintain consistent strategic goals and disciplined strategy deployment, ensure continuity in its management team and enable its distinct corporate culture.

        On July 2, 2010, the Company completed the acquisition of World Color Press, which became a wholly-owned subsidiary of the Company. World Color Press was a provider of comprehensive print, digital and related services to retailers, catalogers, publishers, branded-goods companies and other businesses in North America and Latin American countries. World Color Press' products included advertising inserts, circulars, catalogs, direct mail products, magazines, books, directories, digital pre-media, logistics, and mail list technologies. With the acquisition of World Color Press, the Company has a deeper talent pool, greater geographic reach (including the Canadian marketplace and certain Latin American markets where Quad/Graphics previously did not have a significant presence) and broader product and service offerings (including the printing of books and directories, which Quad/Graphics previously did not print, as well as an increased range of retail and direct mail products). Prior to the acquisition, World Color Press and its predecessors were involved in insolvency proceedings, emerging in July 2009 (for additional information on such proceedings, see Note 13 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K).

        In connection with the closing of the World Color Press acquisition, the Company registered its class A common stock, par value $0.025 per share ("class A stock"), with the United States Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended, and on July 6, 2010, Quad/Graphics' class A stock commenced trading on The New York Stock Exchange, LLC ("NYSE") under the symbol "QUAD".

Industry

        The global printing industry encompasses a wide range of sectors, including general commercial printing, newspapers and newspaper inserts, directories, books, direct mail, packaging, financial printing, business forms, greeting cards, and label and wrapper printing. Printing is one of the largest industries in the United States, with more than 800,000 employees and approximately 29,000 companies generating an estimated $133 billion in annual sales, according to the Printing Industries of America/Graphic Arts Technical Foundation ("PIA/GATF") 2010 Print Market Atlas. Quad/Graphics operates primarily in the commercial print portion of the printing industry. The PIA/GATF defines this portion to include advertising printing such as direct mail, circulars, brochures, displays, inserts and pamphlets; business cards; stationery; catalogs; directories; newspapers; magazines and books. According to the PIA/GATF 2010 Print Market Atlas, the United States commercial printing sector, excluding newspapers, is estimated to generate approximately $66 billion in sales annually. The printing industry is also highly fragmented and competitive, with the largest 400 printers representing less than 40% of the overall United States and Canadian market, based on the 2010 Printing Impressions PI400 and PIA/GATF 2010 Print Market Atlas.

        Demand for printed products has generally correlated with real gross domestic product growth, as economic activity and advertising spending are key drivers of demand for printing and related services. More recently, the global economic recession has caused advertisers to dramatically reduce spending. Throughout 2009 and 2008, magazine publishers facing diminished advertising pages reduced total page counts, catalog marketers reduced page counts, circulation and the frequency of print campaigns, retailers curbed investments in store inventory and reduced advertising, and other advertisers reduced their direct mail campaigns, particularly in the banking, insurance, credit card, real estate and nonprofit industries. Decreasing print volumes caused by the impacts of the economic recession, increases in postage expenses (which significantly outpaced inflation over the last 10 years) and the increase in the use of alternative marketing technologies, as discussed below, led many printing businesses to fail and the industry to undergo consolidation.

        As the economic environment stabilized in 2010, the Company saw print volumes begin to do the same. However, competition in the highly fragmented printing industry remains intense as the industry is still in the process of consolidating and suffering from overcapacity. The impacts of overcapacity and intense competition have led to continued downward pricing pressures. Management believes the ongoing uncertainty of the economic environment and the continued pricing pressure in the printing industry created by the highly competitive landscape requires a focus on financial flexibility, a strong balance sheet and an efficient cost structure.

        In response to the economic recession, Quad/Graphics believes that traditional users of print and print-related services have turned their focus to generating and tracking the highest returns on their marketing dollars. In addition, the emergence of alternative marketing technologies, such as online distribution and hosting of content and mobile technologies, on both a stand-alone basis and in conjunction with other marketing channels, has resulted in these traditional users of print and related services allocating their marketing and advertising spending across a wide and expanding selection of non-print electronic media options. The Company believes that advertisers and other traditional users of print find that they receive the greatest return on their marketing dollars when they effectively utilize data to target the appropriate customers and combine digital alternatives with customized print products in a targeted, multi-channel marketing campaign.

        In this increasingly multichannel marketplace, Quad/Graphics believes that the printing industry has been driven to make substantial capital investments in new technologies, such as those to deliver targeted and customized print solutions to integrate effectively its products and services within a multichannel marketing campaign. In addition, the Company believes the commercial print industry has moved toward shorter print runs and increased production efficiency of products with lower page counts and increasing complexity. Finally, the Company believes that successful commercial printing companies will invest in finishing and mailing and logistics capabilities to minimize their clients' total manufacturing cost, which, in addition to print, includes mailing and logistics. For many customers, mailing and distribution represent their largest cost, typically two to three times the cost of their print expense. Therefore, Quad/Graphics believes a printer's ability to impact mailing and distribution expenses through data management and sophisticated, automated distribution and manufacturing and finishing equipment is quite valuable to customers.

Seasonality

        The Company is subject to seasonality in its quarterly results as net sales are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. Seasonality is driven by increased magazine advertising page counts and retail inserts, catalogs and books due primarily to back-to-school and holiday related advertising and promotions. Quad/Graphics expects the seasonality impact in future years to continue to track with historical patterns.

Competitive Advantages

        Quad/Graphics believes its success has been fueled by its efficient and modern manufacturing platform, its mailing and distribution capabilities, its commitment to ongoing innovation and rapid adoption of technology, its intense customer service focus, its distinct corporate culture, and the continuity in its ownership and management. Quad/Graphics believes that these competitive advantages have resulted in it being one of the most profitable commercial printing companies in the industry, as measured by Adjusted EBITDA margin. This profitability, in turn, has fueled Quad/Graphics' investment in equipment, research and development and other technological innovations, which helps minimize a customer's total cost of print production and increase its customers' revenues.

        Quad/Graphics' belief that it is one of the most profitable commercial printing companies in the industry is based on a comparison of its Adjusted EBITDA margin with the Adjusted EBITDA margin of the seven largest publicly-traded commercial printing companies in North America, ranked by revenue, for each of the last three years.

  Efficient and Modern Manufacturing Platform

        The key components of Quad/Graphics' manufacturing platform are described below.

        The Company has continuously invested in its manufacturing platform. The investment in modern equipment allows for more pages to be printed for each revolution of the press, reducing the amount of time that each individual printing job takes to complete. In addition, the Company's long-standing commitment to investing in manufacturing process improvements has led to increases in productivity, reductions in waste and smaller crew sizes. The Company's investment in its manufacturing platform has consistently been based on evaluating investment opportunities on the useful economic life of the underlying equipment rather than focusing on the potential mechanical life of the equipment. This discipline is critical in an industry in which technological change can create obsolescence well before the end of the mechanical life of equipment.

        Another key aspect of the Company's modern manufacturing platform is the combination of its footprint of megaplants (plants having an average size greater than 1.0 million square feet) and smaller strategically located facilities across the United States. Quad/Graphics believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as magazines and catalogs). The Company believes that it accomplishes this through its investment in efficient and modern equipment and integrated automation and advanced finishing technologies. Redundancy of capacity in major equipment also provides the Company with the flexibility to meet difficult customer service requirements, such as late-breaking copy changes or the need to increase or reduce the number of pages or copies in a print run. Moreover, Quad/Graphics believes that its large plants enable optimal distribution by utilizing the Company's in-house distribution services. In addition to the Company's megaplant facility model, the Company has been able to leverage the locations of the former World Color Press facilities, which are strategically located from a geographic and demographic perspective to be within approximately six hours of the typical final delivery point, to meet specific customer needs in certain other types of product lines (such as direct marketing and retail insert products). The close proximity to the recipient provides for later content changes in this product type and faster delivery times in-home or in-newspaper.

        Quad/Graphics has also focused on investments in automation designed to reduce headcount and labor costs. Capital investments in advanced applications of robotics and automation and manufacturing process improvements have allowed the Company to lower personnel costs through attrition, reduction of overtime and temporary labor, and workforce reductions.

        Quad/Graphics' continued investment in its distribution capabilities focuses on increasing the customer's return on print spending and lowering overall distribution costs. As discussed below, the Company believes that it achieves these goals through its integrated data, finishing and logistics operations.

        Finally, Quad/Graphics has invested in vertically-integrated, non-print capabilities to assist it in delivering lower costs for its clients, enhancing customer service levels, increasing flexibility and providing more aggregate services to each customer. Such capabilities include data management, imaging, logistics and distribution, ink manufacturing and equipment research and design. This vertical integration allows substantial control over critical links in the overall print supply chain, such as the Company's ink manufacturing capabilities, that help it control the quality, cost and availability of a key input in the printing process.

  Leading Distribution Capabilities

        Quad/Graphics' distribution capabilities integrate data analytics, finishing technology and logistics operations to (1) create targeted and personalized printed materials for its customers, which increase consumer response rates and maximize a customer's return on print spending, and (2) maximize distribution efficiency and reduce costs for its customers. Personalization and targeting create the opportunity to reach the right recipients with the right (or relevant) message at the right time, resulting in a significant increase in response rates for the Company's customers. This, in turn, lowers a customer's overall cost per response. Quad/Graphics uses its data analytic capabilities to analyze mail list data, demographics data, consumer transaction data and other consumer specific data to help its customers target consumers through personalized printed materials. In addition, the Company believes that its investment in binding and mailing operations provides customers greater targeting, flexibility and cost savings by creating targeted and variable print communications cost-effectively on a mass scale. Finally, the Company believes that integrating its analysis of mail list data with its logistics services (including the use of ground and rail) allow it to reduce customer freight costs for shipments to newsstands and postal centers while providing a high level of dependability and rapid response times that are crucial to the delivery of time-sensitive materials. In addition, ownership of a fleet of company-owned tractor-trailers helps ensure that the Company will be able to meet its customers' distribution capacity requirements.

        Postal rates are a significant component of many customers' cost structures and Quad/Graphics believes that postal costs influence the number of pieces that its customers print and mail. Through its logistics operations, finishing technology and data analytics, the Company manages the distribution of most of its customers' products (primarily in the United States) to maximize efficiency and reduce these costs for its customers. The Company helps its U.S. customers reduce their overall postage costs through what it believes, based on information published by (or otherwise obtained from) its competitors, is the industry's largest co-mail program. The Company's co-mail program involves the sorting and bundling of printed products to be mailed to consumers, in order to facilitate better integration with the United States Postal Service. The United States Postal Service offers significant work-sharing discounts for this sorting and bundling as it reduces handling by the postal service. In the second quarter of 2011, the Company intends to have in place a number of strategically placed regional co-mail hubs. These hubs will complement the Company's existing co-mail capabilities located in many of its plants and allow the Company to offer an industry leading logistics solution that incorporates pre-sort optimization with distributed co-mail throughout the United States. In 2010, Quad/Graphics co-mailed more than 3.6 billion magazines and catalogs, earning in excess of $90 million in discounts from the United States Postal Service on behalf of its customers.

        Quad/Graphics is also able to leverage the volume of products running through its large plants for further customer distribution savings. In addition, each major United States population center is within one day's drive of at least one of the Company's strategically located facilities, providing its customers the flexibility to print closest to their ultimate consumers.

  Commitment to Ongoing Innovation and Rapid Adoption of Technology

        Quad/Graphics' has had a continued commitment to research and development, manufacturing process improvements and the rapid adoption of technological innovations. The Company's engineers, designers and computer experts, working closely with its press and finishing operators, have developed a range of advancements from the manufacturing platform to the finishing department. In fact, in the 2009 Patent Board's Conglomerate Company Patent Scorecard™ published in The Wall Street Journal, Quad/Graphics received the highest Research Intensity™ score of any of the top 50 companies in the Heavy Industrial Equipment sector (moving up from second out of the top 35 companies in 2008). In that same Patent Scorecard™, in both 2009 and 2008 Quad/Graphics was ranked as the highest printer or printing equipment-related manufacturer in the Industry Impact™ category, which quantifies how influential a company's patent portfolio is on the development of technologies in other companies.

        The value of Quad/Graphics' innovations to the industry is supported by the fact that it generates revenue by supplying some of these technology solutions and consulting services to other printers. In particular, the Company believes it is an internationally known, leading manufacturer of electronic process control systems and maintains offices in the Netherlands, Ireland, India, Japan, Singapore and China to sell and service these products to equipment manufacturers and other printers.

        Another example of Quad/Graphics' innovative approach is the integration of its imaging, manufacturing and distribution networks into a single platform using a networked information technology (IT) infrastructure. This single platform present in the legacy Quad/Graphics facilities provides seamless information flow across sales and estimating, production planning, scheduling, manufacturing, warehousing, logistics, invoicing, reporting and customer service.

        The Company intends to leverage these IT tools and capabilities by extending their integration into certain operations of the former World Color Press facilities. The Company presently intends to integrate the networked information technology in each of these facilities with respect to the sales and marketing, supply chain, finance, human resources and distribution functions that support the magazine, catalog, retail and direct mail manufacturing operations. Recognizing the differences in operational needs and processes, the Company presently intends to retain the current technology platforms for the book and directory manufacturing operations, which the Company believes is sufficient to support these operations.

  Intense Focus on Customer Service

        Throughout its history Quad/Graphics has focused the attention of the entire organization on customers and their needs. By empowering employees to enact customer solutions, the Company provides its clients with a tremendous amount of flexibility, allowing them be more nimble and responsive to the needs of the marketplace. Quad/Graphics "high tech/high touch" approach has led to what the Company believes is a reputation in the industry for excellent customer service. While transacting a high level of detail on a day-to-day basis, the rapid adaptation and use of technology allows the customer relationship to evolve to a more consultancy oriented exchange, and the service team is positioned to offer more strategic value rather than just manage operational details.

        Recognizing that technology is not a substitute for face-to-face relationships, but rather a way to enhance them, the Company has equipped its employees to work closely across divisions and all facilities via a singular, integrated network. At the center of this integration are Quad/Graphics' SmartTools™. These real-time information management tools link the Company's people and equipment throughout the facilities held by Quad/Graphics prior to the acquisition of World Color Press, automating the exchange of information and streamlining the entire printing process from creation and imaging through to press, finishing and distribution. SmartTools™ extend to the Company's clients as well, providing 24/7 access to the very same up-to-the-minute information used by the Company's production, customer service and sales representatives, and allowing them to better manage current projects and plan future work.

        The Company intends to leverage SmartTools™ by extending their integration into certain operations of the former World Color Press facilities in the same manner as the integration of the Company's networked information technology infrastructure discussed above.

  Distinct Corporate Culture

        Quad/Graphics believes that its distinct corporate culture, which encourages a long-term perspective, an organization-wide entrepreneurial spirit and an opportunistic mentality, has contributed to its long-term success. The Company fosters an entrepreneurial environment by empowering and encouraging employees to take responsibility and ownership of projects and enact solutions within what it believes is a flat hierarchical structure. Employees in the United States who have been employed for at least one full calendar year also have a beneficial ownership in the Company through company stock held in a profit sharing plan, enhancing the sense of ownership present within the employee base. The Company believes that the empowerment, engagement and development of its employee owners fosters a strong partnership approach within the business.

        Quad/Graphics invests in its employees by providing ongoing technical, job and safety training; retirement planning; and health and wellness benefits. For example, through QuadMed primary care clinics located at select worksite locations, the Company provides high-quality, low-cost primary medical care and specialty services to employees and their families.

  Continuity of Control

        The Quadracci family continues to play a significant role at Quad/Graphics. Joel Quadracci, Chairman, President and Chief Executive Officer, is the son of the late founder Harry V. Quadracci, and the Quadracci family remains the largest shareholder and maintains a majority voting power stake in the Company and active membership on the Company's board of directors. The Company believes that the continuity of the Quadracci family's involvement has enabled it to maintain consistent strategic goals and strategy deployment, ensure continuity in its management team and enable an entrepreneurial culture and core set of values for its employees.

        Quad/Graphics is led by an experienced management team with a proven track record in the printing industry. Members of the senior management team average 18 years of experience with the Company. This continuity of management helps to maintain consistent strategic goals and strategy deployment and enable Quad/Graphics' distinct corporate culture throughout the organization.

Strategy

        Quad/Graphics is focused on the following strategic goals.

  Redefine Print as the Foundation of Coordinated MultiChannel Marketing Campaigns

        The Company believes that print remains the core element of an effective multichannel marketing campaign. The Company seeks to facilitate coordinated multichannel marketing campaigns utilizing print, email and personalized websites to engage consumers, drive higher response rates and, thereby, returns for advertisers on their marketing dollars. According to a 2011 study by InfoTrends, marketers report an average improvement of 34% for multichannel campaigns (using print, e-mail, and web landing pages) over single channel print-only campaigns and a 2008 study by iProspect found that 67% of online action is driven by offline messages. In addition, more than 50% of marketers are utilizing three or more forms of media in their direct marketing campaigns according to a 2010 InfoTrends study. Equally important, the Art Technology Group found that nearly one-third of consumers say they rely on three or more different channels (online, in-store, print catalogs, mobile devices, customer service representatives) from the time they start researching products and services to when they complete their purchase. The Company intends to continue to redefine print communications as the foundation of multichannel marketing campaigns by:

  •
  consulting with customers on strategies for coordinating personalized, targeted print communications with other media channels including electronic media;

  •
  leveraging its integrated data analytics, finishing technology and logistics operations, which allow customers to create customized communications within printed products on a cost-effective basis, with the objective of delivering higher responses at a lower cost; and

  •
  deploying its digital media capabilities, including planning, executing and monitoring email campaigns, the use of personalized URLs, digital editions, and the creation and maintenance of website portals, in support of effective, print focused marketing campaigns.

  Utilize an Efficient and Innovative Distribution Network to Provide Enhanced Value to Customers

        Quad/Graphics has made strategic capital expenditure investments to build what it believes is one of the most efficient and innovative distribution networks in the commercial printing industry. The Company's goal is to maintain a fully-integrated, national distribution network that includes:

  •
  technology and processes to reduce postage expenses for its U.S. customers, typically their largest expense, including an extensive co-mail program that combines and mails numerous clients' mail pieces together to capture sorting and handling discounts from the United States Postal Service;

  •
  in-house transportation and logistics services, including a fleet of company-owned tractor-trailers, that enable rapid deployment of products; and

  •
  advanced finishing capabilities that enables enhanced co-mailing efficiencies.

        Quad/Graphics intends to continue to invest in new distribution equipment, technology and services to deploy value-added distribution solutions for its customers.

  Maximize Operational and Technological Excellence

        Quad/Graphics utilizes a disciplined return on capital framework to make significant investments in its print manufacturing platform and data management capabilities to result in what it believes is one of the most integrated, automated, efficient and modern manufacturing platforms in the industry. In addition, a culture of ongoing manufacturing process improvement is a high priority throughout the

Company and drives innovation. The Company has implemented continuous improvement programs in its magazine and catalog, and directory product lines. The Company is in the process of implementing continuous improvement programs for its remaining product lines, such as its books, retail, direct mail and other commercial specialty products and expects to complete such implementation by June 2012. The in-house research and development division has been instrumental in developing and deploying what the Company believes are industry-leading manufacturing solutions, which has allowed the Company to continue to be price competitive and profitable.

  Drive Domestic and International Growth in Core and Related Businesses

        Quad/Graphics intends to continue to seek opportunities to grow diversified streams of revenue, utilizing core capabilities to expand its print and print-related products and services, grow its core businesses, and strategically increase geographic coverage. The Company expects to utilize a combination of organic, partnership and acquisition growth to meet these goals.

  Empower, Engage and Develop our Employees

        Quad/Graphics believes that its distinct corporate culture, which encourages a long-term perspective, an organization-wide entrepreneurial spirit and an opportunistic mentality, will contribute to its long-term success. The Company proactively fosters an entrepreneurial environment by empowering and encouraging employees to take responsibility and ownership of projects and enact solutions within a flat hierarchical structure. The Company also endorses a "promotion-from-within" strategy based on the premise that many of its best leaders are those who have had a long tenure with the company and understand its core business and customer base. The Company supports the empowerment, engagement and development of its employees by investing in its employee base through education in the latest print technologies as well as job training and leadership principles. In addition, the Company supports its employees through retirement planning and the provision of health and wellness benefits.

Segment Description

        Quad/Graphics operates primarily in the commercial print portion of the printing industry. Following completion of the acquisition of World Color Press, the Company continues to have three reportable segments: North America Print and Related Services, International and Corporate. The former United States Print and Related Services segment was expanded to include World Color Press' Canadian operations and is now referred to as the North America Print and Related Services segment, and World Color Press' Latin American operations have been included within the International segment.

  North America Print and Related Services

        The North America Print and Related Services segment includes the Company's United States and Canada printing operations, managed as one integrated platform. This segment's products include catalogs, magazines, special interest publications, direct mail products, retail inserts, books and directories. The related service offerings include data management, imaging, production workflow, direct marketing and logistics services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink. This segment accounted for approximately 90% of Quad/Graphics' consolidated net sales in 2010 and approximately 87% of its consolidated net sales in 2009 and 2008.

  International

        The International segment includes Quad/Graphics' printing operations in Europe and Latin America, which prior to the World Color Press acquisition included operations in Poland, Argentina and Brazil, and post-acquisition includes Poland, Mexico, Colombia, Peru, Chile and expanded operations in Argentina and Brazil. This segment produces and delivers all of the Company's product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment, which is included in the North America Print and Related Services segment. The International segment accounted for approximately 10% of the Company's consolidated net sales in 2010 and approximately 13% of its consolidated net sales in 2009 and 2008.

  Corporate

        The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

        For additional financial information by segment and geographic area, see Notes 24 and 25 to the Consolidated Financial Statements, respectively, in Item 8 of this Annual Report on Form 10-K.

Competition

        The printing industry, with approximately 29,000 companies in the United States, is highly fragmented and competitive. Although there has been industry consolidation, particularly in the past decade, the largest 400 printers still represent less than 40% of the United States and Canadian market, according to the 2010 Printing Impressions PI400 and the PIA/GATF 2010 Print Market Atlas. According to the December 2010 Printing Impressions PI400, Quad/Graphics was the second largest commercial printer in the United States as measured by revenue. The Company also faces competition from alternative sources of communication, including email, the internet, mobile technologies, electronic readers and interactive television.

        Across Quad/Graphics' range of products and services, competition is based on a number of factors, including the following:

  •
  total price of printing, materials and distribution;

  •
  quality;

  •
  range of services offered;

  •
  distribution capabilities;

  •
  customer service;

  •
  availability to schedule work on appropriate equipment;

  •
  on-time production and delivery; and

  •
  state-of-the-art technology to meet a client's business objectives.

Customers

        Quad/Graphics enjoys long-standing relationships with a diverse base of clients, which includes both national and regional corporations in the United States, Canada, Europe and Latin America. The Company's customers include industry leading blue-chip companies that operate in a wide range of industries and serve both businesses and consumers, including retailers, publishers and direct marketers. The Company's relationship with its 10 largest customers averages more than 25 years in duration and Quad/Graphics typically signs multi-year print agreements with these customers.

        In 2010, Quad/Graphics served more than 7,400 customers, and its ten largest customers accounted for approximately 24% of net sales, with none representing more than 5% individually. The Company believes that its large and diverse customer base, broad geographic coverage and extensive range of printing and print-related capabilities are competitive strengths.

Patents, Trademarks and Trade Names

        Quad/Graphics operates three research and development facilities that support the development of new equipment, process improvements, raw materials and content management and distribution technologies to better meet customer needs and improve operating efficiencies. The Company continues to innovate within the printing and print-related industry and, as a result, has developed what it believes to be one of the most powerful patent portfolios in the print industry.

        Quad/Graphics currently holds or has rights to commercialize 123 patents and applications relating to its business. Additionally, the Company markets products, services and capabilities under a number of trademarks and trade names. The last of Quad/Graphics' presently issued patents are to expire in 2030, but the Company has a number of pending patent applications that it believes will help ensure the continued strength of its portfolio. Quad/Graphics aggressively defends its patent portfolio and intends to continue to do so in the future.

Raw Materials

        The primary raw materials Quad/Graphics uses in its print business are paper, ink and energy.

        The majority of paper used by the company is supplied directly by its customers. For those customers that do not directly supply their own paper, Quad/Graphics makes use of its purchasing efficiencies to supply paper by negotiating with leading paper suppliers to maximize purchasing efficiencies, uses a wide variety of paper grades, weights and sizes, and does not rely on any one supplier. In addition, the Company will generally include price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate paper price risk, higher paper prices and tight paper supplies may have an impact on customers' demand for printed products. Quad/Graphics' working capital requirements, including the impact of seasonality, is partially mitigated through the direct purchasing of paper by the majority of Quad/Graphics' customers.

        Quad/Graphics produces the majority of ink used in production, allowing it to control the quality and supply of key inputs. Raw materials for the ink manufacturing process are purchased externally from a variety of suppliers.

        Quad/Graphics generally cannot pass on to customers the impact of higher electric and natural gas energy prices on its manufacturing costs, and increases in energy prices in recent years have resulted in higher manufacturing costs for certain of its operations. The Company mitigates its risk through natural gas hedges where appropriate. In its logistic operations, however, the Company is able to pass a substantial portion of any increase in fuel prices directly to its customers.

Environmental Stewardship

        As the owner, lessee or operator of various real properties and facilities, Quad/Graphics is subject to various federal, state and local environmental laws and regulations, including those relating to air emissions; waste generation, handling, management and disposal; and remediation of contaminated sites. Historically, compliance with these laws and regulations has not had a material adverse effect on the Company's results of operations, financial position or cash flows. Compliance with existing or new environmental laws and regulations may require the Company to make future expenditures.

        Quad/Graphics strives to be the leader in the printing industry in adopting new technologies and processes to protect the environment. The Company believes it has long been known for its environmental stewardship. In the past decade alone, the Company has been awarded more than 25 major environmental achievement honors, both on a state and national level, including becoming the first major manufacturer of any kind to achieve a Leadership in Energy and Environmental Design-Existing Building (LEED-EB) certification for an existing manufacturing site (its Sussex, Wisconsin facility in 2009, followed by its Hartford, Wisconsin facility in 2010). Quad/Graphics' proactive approach to incorporate environmentally-friendly practices has also positively impacted operating costs through the reduction of waste, energy use, emissions and labor, as well as through the implementation of water conservation solutions. The Company has also undertaken steps to reduce greenhouse gas emissions from its manufacturing processes and to improve fuel efficiency and reduce emissions in its fleet of company-owned tractor trailers.

Employees

        As of December 31, 2010, Quad/Graphics had approximately 21,000 employees in the United States and Canada, approximately 4,400 of which are covered by a collective bargaining agreement. As of that date, the Company also had approximately 4,000 employees outside of the United States and Canada, the majority of which are either governed by agreements that apply industry-wide, by a collective agreement or through works councils or similar arrangements. Quad/Graphics believes that its employee relations are good and that the Company maintains an employee-centric culture.

Business Acquisitions

        In addition to the 2010 acquisition of World Color Press, the Company's management has been pursuing strategic growth initiatives through acquisitions in adjacent product lines. During 2010, the Company acquired HGI Company, LLC ("HGI"). HGI is a full-service multi-faceted commercial and specialty printing company that produces a wide range of catalogs, publications, books, marketing collateral and retail point-of-purchase displays and materials.

Executive Officers of Quad/Graphics

        The following table sets forth the names, ages (as of February 28, 2011) and positions of Quad/Graphics' executive officers.

Name	Age	Position
J. Joel Quadracci	42	Chairman, President and Chief Executive Officer
John C. Fowler	60	Executive Vice President and Chief Financial Officer
Thomas J. Frankowski	50	Executive Vice President of Manufacturing & Operations and President of Europe
David A. Blais	48	Executive Vice President and President of Magazines and Catalogs
Brian Freschi	51	President of Retail Inserts, Directories, Books and Canada
Steven D. Jaeger	46	President of QuadDirect and Vice President of Information Systems & Infrastructure
David K. Riebe	49	President of Logistics & Distribution
Guy J. Trahan	65	President of Latin America
Gregg A. Bolt	51	Vice President of Human Resources
David J. Honan	42	Vice President, Corporate Controller & Chief Accounting Officer
Maura D. Packham	42	Vice President of Marketing & Communications
Andrew R. Schiesl	39	Vice President & General Counsel
Kelly A.Vanderboom	36	Vice President & Treasurer

        Mr. Quadracci has been a director of Quad/Graphics since 2003, its President since January 2005, its President and Chief Executive Officer since July 2006, and its Chairman, President and Chief Executive Officer since January 2010. Mr. Quadracci joined Quad/Graphics in 1991 and, prior to becoming President and Chief Executive Officer, served in various capacities, including Sales Manager, Regional Sales Strategy Director, Vice President of Print Sales, Senior Vice President of Sales & Administration, and President and Chief Operating Officer. Mr. Quadracci is the son of Betty Ewens Quadracci, a director and employee of Quad/Graphics, and the brother-in-law of Christopher B. Harned, a director of Quad/Graphics.

        Mr. Fowler joined Quad/Graphics in 1980 as its Vice President and Controller, became Senior Vice President and Chief Financial Officer in May 2005, and became Executive Vice President and Chief Financial Officer in July 2010. Prior to joining Quad/Graphics, Mr. Fowler worked for Arthur Andersen LLP for six years.

        Mr. Frankowski has been Executive Vice President of Manufacturing & Operations and President of Europe since July 2010. Prior thereto, Mr. Frankowski was Senior Vice President of Manufacturing from 2004 to July 2010, President of QuadWinkowski, Quad/Graphics' Polish subsidiary, from 2008 to July 2010 and he served in various other capacities since he joined Quad/Graphics in 1979.

        Mr. Blais has been Executive Vice President and President of Magazines and Catalogs since July 2010. Prior thereto, Mr. Blais was Senior Vice President of Sales & Administration from May 2005 to

July 2010, Quad/Graphics' Vice President of Operations from 1999 to May 2005 and in various other capacities since he joined the company in 1984.

        Mr. Freschi joined Quad/Graphics as its President of Retail Inserts, Directories, Books and Canada in July 2010. Prior to joining Quad/Graphics, Mr. Freschi served World Color Press as President of North American Retail, Sunday Magazine and Catalogs since 2007 and President, World Color Press North America from November 2009 to July 2010, in which capacity he was responsible for all division manufacturing, sales and marketing operations in the United States and Canada. Mr. Freschi joined World Color Press in 1994 and held various positions in sales and operations since that date.

        Mr. Jaeger has served as President of QuadDirect since August 2007 and as Vice President of Information Systems & Infrastructure for Quad/Graphics since 2006. Prior thereto, Mr. Jaeger had been Quad/Graphics' Vice President of Information Systems from 1998 to 2006 and had worked in various other capacities since he joined the company in 1994.

        Mr. Riebe has served as Quad/Graphics' President of Logistics & Distribution since July 2010. Prior thereto, Mr. Riebe was Vice President of Distribution from 1999 to July 2010 and served as Corporate Director of Distribution from 1987 to 1999. He joined Quad/Graphics in 1984. Mr. Riebe serves on the board of directors of IDEAlliance, an industry organization.

        Mr. Trahan joined Quad/Graphics in July 2010 as its President of Latin America. Prior to joining Quad/Graphics, Mr. Trahan served as President of World Color Press Latin America from 1997 to July 2010. He joined World Color Press in 1988 as President of the Eastern Canada Group.

        Mr. Bolt joined Quad/Graphics in March 2009 as its Vice President of Employee Services and became Vice President of Human Resources in July 2010. Prior to joining Quad/Graphics, Mr. Bolt had worked for 10 years in various capacities for Johnson Controls, Inc., a provider of automotive interiors, products and services for buildings, and batteries for automobiles and hybrid electric vehicles, along with systems engineering and service expertise. Most recently, Mr. Bolt was Vice President of Human Resources for Johnson Controls, Inc.'s Building Efficiency division from January 2007 until March 2009, Vice President of Human Resources for the Power Solutions division from 2005 until 2007 and Director of Human Resources for the Automotive Interiors division from 1999 until 2005.

        Mr. Honan has served as Quad/Graphics' Corporate Controller since he joined the company in May 2009. He became Vice President and Corporate Controller in December 2009 and was named Chief Accounting Officer in July 2010. Prior to joining Quad/Graphics, Mr. Honan served as Vice President, General Manager and Chief Financial Officer of Journal Community Publishing Group, a subsidiary of media conglomerate Journal Communications Inc., for five years. Before joining Journal Community Publishing Group, Mr. Honan worked in executive-level roles in investor relations and corporate development at Newell Rubbermaid, a global marketer of consumer and commercial products. Mr. Honan also worked at accounting firm Arthur Andersen LLP for 11 years.

        Ms. Packham joined Quad/Graphics in July 2010 as its Vice President of Marketing & Communications. Prior to joining Quad/Graphics, Ms. Packham served as World Color Press' Vice President of Marketing for the Marketing Solutions Group from 2003 to 2009. In 2010, Ms. Packham was named World Color Press' Vice President of Marketing for North America. She joined World Color Press in 1995 as a senior financial analyst.

        Mr. Schiesl has served as Quad/Graphics' Vice President & General Counsel since December 2006 and as its General Counsel since he joined the company in August 2003. Prior to joining Quad/Graphics, Mr. Schiesl was Senior Counsel at Harley-Davidson, Inc., the parent company for the group of companies doing business as Harley-Davidson Motor Company and Harley-Davidson Financial Services, among others. Prior to joining Harley-Davidson, Inc., Mr. Schiesl practiced law at Foley & Lardner LLP, a Milwaukee-based law firm.

        Mr. Vanderboom has served as Quad/Graphics' Treasurer since 2007 and as its Vice President & Treasurer since 2008. Prior to becoming Quad/Graphics' Vice President & Treasurer, Mr. Vanderboom served as Director of Treasury, Risk & Planning from 2006 until 2007, as Controller of Quad/Graphics' Distribution and Facilities departments from 2004 until 2006, and as Controller of Quad/Graphics' Parcel Direct subsidiary.

        Executive officers of the Company are elected by and serve at the discretion of the Company's board of directors. Other than described above, there are no family relationships between any directors or executive officers of Quad/Graphics.

Item 1A.    Risk Factors

        You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to Quad/Graphics' securities. If any of the following risks develop into actual events, the Company's business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.

Quad/Graphics operates in a highly competitive industry.

        The industry in which the Company operates is highly competitive. The printing industry, with approximately 29,000 companies in the United States, is highly fragmented. Although there has been industry consolidation, particularly in the past decade, the largest 400 printers still represent less than 40% of the United States and Canadian markets, according to the 2010 Printing Impressions PI400 and the PIA/GATF 2010 Print Market Atlas. The Company competes for commercial business not only with large and mid-sized printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of a given country may be preferred by customers in such regions. Quad/Graphics also faces competition from alternative sources of communication, including email, the internet, electronic readers, interactive television and electronic retailing.

        In recent years, the printing industry has experienced a reduction in demand for printed materials and overcapacity. The impacts of overcapacity and intense competition have led to continued downward pricing pressures. Printing industry revenues may continue to decrease in the future. Some of the industries that the Company services have been subject to consolidation efforts, leading to a smaller number of potential customers. Furthermore, if the smaller customers of Quad/Graphics are consolidated with larger companies using other printing companies, the Company could lose its customers to competing printing companies.

        The printing industry is highly competitive and expected to remain so. Any failure on the part of the Company to compete effectively in the markets it serves could have a material adverse effect on its results of operations, financial condition or cash flows and could require changes to the way it conducts its business or require it to reassess strategic alternatives involving its operations.

Significant downward pricing pressure and fluctuating demand for printing services caused by factors outside of the Company's control may adversely affect the Company.

        The Company has experienced significant downward pricing pressures for printing services in the past and pricing for printing services has declined significantly in recent years. Such pricing may continue to decline from current levels. In addition, demand for printing services has fluctuated in recent years and may continue to fluctuate. Any increases in the supply of printing services or decreases in demand could cause prices to continue to decline, and prolonged periods of low prices, weak demand and/or excess supply could have a material adverse effect on the Company's business growth, results of operations and liquidity.

Quad/Graphics may not be able to improve its operating efficiency rapidly enough to meet market conditions.

        Because the markets in which the Company competes are highly competitive, Quad/Graphics will need to continue to improve its operating efficiency in order to maintain or improve its profitability. There is no assurance that the Company will be able to do so in the future. In addition, the need to reduce ongoing operating costs have and, in the future, may continue to result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology.

Quad/Graphics may be adversely affected by increases in its operating costs, including the cost and availability of raw materials, labor-related costs, fuel and other energy costs and freight rates.

        Paper, ink and energy are the primary raw materials used by the Company in the operation of its business. The price of such raw materials has fluctuated over time and has caused fluctuations in the Company's net sales and cost of sales. This volatility may continue and Quad/Graphics may experience increases in the costs of its raw materials in the future as prices in the overall paper, ink and energy markets are expected to remain beyond its control.

        In general, the Company has been able to pass along increases in the cost of paper to many of its customers. If the Company is unable to continue to pass along increases in the cost of paper to its customers, future increases in paper costs would adversely affect its margins and profits. If Quad/Graphics passes along increases in the cost of paper and the price of the Company's products and services increases as a result, customer demand could be adversely affected and thereby negatively impact Quad/Graphics' financial performance.

        The Company has less frequently been able to pass along increases in the cost of ink and energy to its customers. If the Company is unable to pass along increases in the cost of ink and energy, future increases in these items would adversely affect its margins and profits. If Quad/Graphics is able to pass along increases in the costs of ink and energy and the price of the Company's products and services increases as a result, customer demand could be adversely affected and thereby negatively impact Quad/Graphics' financial performance.

        Due to the significance of paper in the Company's business, it is dependent on the availability of paper. In periods of high demand, certain paper grades have been in short supply, including grades used in the Company's business. In addition, during periods of tight supply, many paper producers allocate shipments of paper based upon historical purchase levels of customers. Although Quad/Graphics generally has not experienced significant difficulty in obtaining adequate quantities of paper, unforeseen developments in the overall paper markets could result in a decrease in the supply of paper and could adversely affect the Company's revenues or profits.

        In addition, the Company may not be able to resell waste paper and other by-products or the prices received for their sale may decline substantially.

        Labor represents a significant component of the cost structure of Quad/Graphics. Increases in wages, salaries and benefits, such as medical, dental, pension and other post-retirement benefits, may impact the Company's financial performance. Changes in interest rates, investment returns or the regulatory environment may impact the amounts the Company will be required to contribute to the pension plans that it sponsors following the acquisition of World Color Press and may affect the solvency of these pension plans.

        Freight rates and fuel costs also represent a significant component of the Company's cost structure. In general, the Company has been able to pass along increases in the cost of freight and fuel to many of its customers. If the Company is not able to pass along a substantial portion of increases in freight rates or in the price of fuel, future increases in these items would adversely impact the Company's margin and profits. If Quad/Graphics passes along increases in the cost of freight and fuel and the price of the Company's products and services increases as a result, customer demand could be adversely affected and thereby negatively impact Quad/Graphics' financial performance.

The synergies expected to be produced from integrating World Color Press' business with Quad/Graphics' business following the acquisition of World Color Press may not be realized or may require the Company to incur additional costs.

        The success of the acquisition of World Color Press will depend, in part, on Quad/Graphics' ability to realize the synergies expected to be produced from integrating World Color Press' businesses with Quad/Graphics' pre-acquisition business due to capacity consolidation (primarily in the United States), purchasing and supply chain efficiencies, logistics and distribution savings, and consolidation of corporate headquarters, among other areas. Quad/Graphics has identified somewhat more than $225 million of pre-tax annualized synergies that could be realized within 24 months after the consummation of the acquisition of World Color Press.

        Management estimates that the total cost of achieving the synergies will be approximately $195 to $240 million in integration costs, most of which the Company believes will be incurred in the first 24 months after the consummation of the acquisition, and may exceed this range. The Company's estimates are based on a number of assumptions, including, but not limited to, assumptions relating to plant rationalization, plant and equipment utilization, selling, general and administrative expense savings, logistics and distribution savings, and purchasing and supply chain efficiencies, which may prove incorrect.

        The Company also may incur additional and/or unexpected costs in order to realize the anticipated synergies. While management believes that the synergies are achievable, the Company may be unable to realize all of the synergies within the time frame expected or at all. The integration process is and will continue to be complex, costly and time-consuming. The difficulties of integrating World Color Press' businesses may include, among others:

  •
  unanticipated issues in integrating manufacturing, logistics, information, communications, and other systems;

  •
  unanticipated changes in applicable laws and regulations;

  •
  failure to retain key employees, which might adversely affect operations and the ability to retain other employees;

  •
  failure to retain customers; and

  •
  other unanticipated issues, expenses and liabilities.

        Quad/Graphics may not accomplish the integration of World Color Press' businesses smoothly, successfully or within the anticipated cost range or timeframe. The diversion of management's attention from the Company's operations due to the integration effort and any difficulties encountered in combining operations could prevent the Company from realizing the full benefits anticipated to result from the acquisition of World Color Press and could adversely affect its business.

Technological changes may adversely affect Quad/Graphics' products and services and may require the Company to make capital expenditures to maintain its platform and processes and to remain technologically and economically competitive, which may increase its costs or disrupt its operations.

        Technological changes continue to increase the accessibility and quality of electronic alternatives to traditional delivery of printed documents through the online distribution and hosting of media content and the electronic distribution of documents and data. The acceleration of consumer acceptance of such electronic media, as an alternative to print materials, may decrease the demand for the Company's printed products or result in reduced pricing for its printing services.

        Because production technologies continue to evolve, the Company has had to make significant capital expenditures to develop and maintain its platform and processes, and the Company expects to be required to make capital expenditures to maintain its platform in the future. Quad/Graphics also may be required to make capital expenditures and successfully develop and integrate new technologies to remain technologically and economically competitive. If the Company cannot obtain adequate capital or does not respond adequately to the need to develop and integrate changing technologies in a timely manner, its results of operations, financial condition or cash flows may be adversely affected.

Changes in postal rates, postal regulations and postal services may adversely impact demand for Quad/Graphics' products and services.

        Postal costs are a significant component of the cost structures of many of the Company's customers, and potential customers, and postal rate changes can influence the number of pieces that these customers will be willing to mail. Any resulting decline in print volumes mailed could have an adverse effect on the Company's business. In addition, integrated distribution with the postal service is an important component of the Company's business. Any change in the current service levels provided by the postal service could impact the demand that customers have for print services. The United States Postal Service has reported net losses in the last four fiscal years and has estimated a net loss for its current fiscal year and, as a result, may come under increased pressure to adjust its postal rates and service levels.

A significant portion of Quad/Graphics' revenues are derived from long-term contracts with customers, which may not be renewed on similar terms and conditions or may not be renewed at all. The failure to renew or be awarded such contracts could materially adversely affect Quad/Graphics' results of operations, financial condition and cash flows.

        The Company has historically derived a significant portion of its revenue from long-term contracts with important customers. If the Company loses important customers, is unable to renew such contracts on similar terms and conditions, or at all, or is not awarded new long-term contracts with important customers in the future, its results of operations, financial condition and cash flows may be adversely affected.

Changing future economic conditions and the effects of these conditions on certain of Quad/Graphics' customers in certain geographies may adversely affect the Company's results of operations.

        The uncertainty of future economic conditions could negatively impact certain of the Company's customers in some of the geographies in which the Company operates. This uncertainty about future economic conditions makes it difficult to forecast results of operations and to make decisions about future investments. Delays or reductions in customers' spending could have an adverse effect on demand for the Company's products and services, and consequently its results of operations, financial position and cash flow, and those adverse affects could be material.

Quad/Graphics and its facilities are subject to various laws and regulations, including environmental and privacy laws and regulations, and will become subject to additional laws and regulations in the future, which may subject the Company to material liability, require it to incur material costs or otherwise adversely affect its results of operations.

        The Company uses various materials in its operations that contain constituents considered hazardous or toxic under environmental laws and regulations. In addition, the Company's operations are subject to a variety of environmental laws and regulations relating to, among other things, air emissions, wastewater discharges and the generation, handling, storage, transportation and disposal of solid waste. Further, the Company is subject to laws and regulations designed to reduce the probability of spills and leaks and, in the event of a release, requiring an appropriate response to such an event. Permits are required for the operation of certain parts of the Company's business, and these permits are subject to renewal, modification and, in some circumstances, revocation.

        The Company's operations generate wastes that are disposed of off-site. Under certain environmental laws, the Company may be liable for cleanup costs and damages relating to any contamination at these off-site disposal locations, or at the existing or former facilities of Quad/Graphics or World Color Press, whether or not the Company knows of, or was responsible for, the presence of such contamination. The remediation costs and other costs required to clean up or treat contaminated sites can be substantial. Contamination on and from such current or former locations may subject the Company to liability to third parties or governmental authorities for injuries to persons, property or natural resources and may adversely affect its ability to sell or rent its properties or to borrow money using such properties as collateral.

        The production of paper, which is a significant raw material for the Company, results in greenhouse gas emissions, as do certain of the Company's processes. Various laws and regulations addressing climate change are being considered at the federal and state levels. Proposals under consideration include limitations on the amount of greenhouse gas that can be emitted (so-called "caps") together with systems of trading allowed emissions capacities. The impacts of such proposals could have a material adverse impact on the Company's financial condition and results of operations.

        The Company incurs ongoing capital and operating costs to maintain compliance with environmental laws, including monitoring its facilities for environmental conditions. The Company has taken, and, in the future, is expected to take, reserves on its financial statements to cover potential environmental remediation and compliance costs as it considers appropriate. There can be no assurance, however, that the liabilities for which reserves have been taken are the only environmental liabilities relating to the current or former locations of Quad/Graphics or World Color Press, that material environmental conditions not known to the Company do not exist, that future laws or regulations will not impose material environmental liability on the Company, or cause the Company to incur significant capital and operating expenditures, or that the actual environmental liabilities will not exceed reserves taken. In addition, failure to comply with any environmental regulations or an increase in regulations could adversely affect the Company's results of operations and financial condition.

        Quad/Graphics and its customers may be subject to various United States, European, Canadian and other foreign consumer protection, data privacy and "do not mail" requirements at the federal, state, provincial and local levels. To the extent that the Company or its customers become subject to additional or more stringent consumer protection and data privacy and similar requirements, their demand for the Company's services may decrease, which could adversely affect the Company's results of operations.

        In addition, Quad/Graphics is subject to requirements of United States, European, Canadian and other foreign occupational health and safety laws and regulations at the federal, state, provincial and local levels. These requirements are complex, constantly changing and have tended to become more stringent over time. It is possible that these requirements may change or liabilities may arise in the future in a manner that could have a material adverse effect on the financial condition or results of operations of the Company. There can be no assurance that the Company has been, or that the Company will be, at all times in complete compliance with all such requirements or that the Company will not incur material costs or liabilities in connection with those requirements in the future.

Quad/Graphics' revenue is subject to cyclical and seasonal variations and may fluctuate significantly based on factors outside of its control.

        The business in which the Company operates is sensitive to general economic cycles and may be adversely affected by the cyclical nature of the markets it serves, as well as by local, regional, national and global economic conditions. The Company's business operations are also seasonal. Both Quad/Graphics and World Color Press have recognized the majority of their respective historical operating income during the past five years in the third and fourth quarters of the financial year, primarily as a result of the higher number of magazine pages and back-to-school, retail and holiday catalog promotions occurring during these periods. Within any year, this seasonality could adversely affect the Company's cash flows and results of operations.

Currently, there is a limited active market for Quad/Graphics' class A stock and, as a result, shareholders may be unable to sell their class A stock without losing a significant portion of their investment.

        The Company's class A stock has been traded on the NYSE under the symbol "QUAD" since July 6, 2010. However, the Company has not sold its class A stock to the public in any traditional type of offering (the only Quad/Graphics stock issued publicly was the class A stock issued to the former shareholders of World Color Press in the acquisition of World Color Press) and, therefore, there is currently a limited active market for the class A shares. The Company cannot predict the extent to which investor interest in the Company will lead to the development of an active trading market for its class A stock on the NYSE or how liquid that market will become. If a more active trading market does not develop, shareholders may have difficulty selling any class A stock without negatively affecting the stock price and thereby losing a significant portion of their investment.

Quad/Graphics' debt facilities include various covenants imposing restrictions that may affect the Company's ability to operate its business.

        On September 1, 1995, as last amended on January 26, 2006, Quad/Graphics entered into a Senior Secured Note Agreement (the "Master Note and Security Agreement") pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.13 billion in various tranches. As of December 31, 2010, the borrowings outstanding under the Master Note and Security Agreement were $672 million. In connection with the acquisition of World Color Press, on April 23, 2010, Quad/Graphics entered into a $1.23 billion debt financing agreement with certain lenders. This financing agreement includes a $700 million term loan and a $530 million revolving credit facility. These lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the respective debt agreements). Among these covenants, the Company must maintain the following (for each covenant, the most restrictive measurement has been included below):

  •
  On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended December 31, 2010, the Company's leverage ratio was 2.36 to 1.00). This ratio will step down to 3.50 to 1.00 on December 31, 2012 and further step down to 3.25 to 1.00 on December 31, 2013.

  •
  On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2010, the Company's interest coverage ratio was 6.01 to 1.00). This ratio will step up to 3.25 to 1.00 on December 31, 2011 and further step up to 3.50 to 1.00 on December 31, 2012.

  •
  On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended December 31, 2010, the Company's fixed charge coverage ratio was 2.94 to 1.00).

  •
  Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of December 31, 2010, the Company's consolidated net worth was $1.41 billion).

        The covenants also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. Pursuant to the Company's $1.23 billion debt financing agreement, the Company is prohibited from paying any dividends, repurchasing capital stock or making any distributions other than, among other limited situations, annual dividends or distributions not to exceed $60.0 million during each of 2011 and 2012. Starting January 1, 2013, the Company has additional dividend restrictions (based on free cash flow as defined in the debt financing agreement) if the Company's total leverage ratio is greater than 2.75 to 1.00, but has no restrictions if the Company's total leverage ratio is less than 2.75 to 1.00 (total leverage ratio as defined in the debt financing agreement).

        As of and for the rolling twelve month period ended December 31, 2010, the Company was in compliance with all of these, and all other, debt covenants. While the Company currently expects to be in compliance in future periods, there can be no assurance that these financial covenants will continue to be met. Quad/Graphics' failure to comply with these financial covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the other Company debt agreements. Such default could cause the indebtedness outstanding under the credit facilities, by virtue of cross-acceleration or cross-default provisions, to become immediately due and payable.

Quad/Graphics may be adversely affected by interest rates, foreign exchange rates and credit risk.

        As of December 31, 2010, 54% of the Company's borrowings were subject to variable interest rates. As a result, the Company is exposed to market risks associated with fluctuations in interest rates, and increases in interest rates could adversely affect the Company.

        Because a portion of the Company's operations are outside the United States, significant revenues and expenses are denominated in local currencies. Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-U.S. subsidiaries and business units, fluctuations in such rates may affect the translation of these results into the Company's consolidated financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign currency forward contracts to hedge the currency risk. There can be no assurance, however, that the Company's efforts at hedging will be successful. There is always a possibility that attempts to hedge currency risks will lead to greater losses than predicted.

        The Company is exposed to risks of loss in the event of nonperformance by its customers. Some of the Company's customers may be highly leveraged or otherwise subject to their own operating and regulatory risks. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in the nonpayment or nonperformance by customers could adversely affect the Company's results of operations and financial condition.

Through the acquisition of World Color Press, the Company has significant liabilities with respect to defined benefit pension plans and other postretirement benefits that could grow in the future and cause the Company to incur additional costs.

        As a result of the acquisition of World Color Press, the Company sponsors defined benefit pension plans for certain of its employees in the United States and Canada. The majority of the plans' assets are held in North American and global equities and fixed income or debt securities. The asset allocation as of December 31, 2010 was approximately 64% equities, 35% debt securities and 1% other. As a result of the acquisition of World Color Press, the Company also maintains postretirement medical benefits plans for certain of its employees. These postretirement medical benefit plans are not funded.

        As of December 31, 2010, the Company had underfunded pension and other postretirement benefit liabilities of approximately $338 million for defined benefit plans and other postretirement benefits plans in the United States and Canada. Under current pension law, pension funding deficits are generally required to be funded over a seven-year period in the United States and over a ten-year period in Canada. In 2011, under current pension law, the contributions required to such plans are expected to total approximately $54 million (not including benefit payments). These pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan investment performance, pension legislation and other factors. Declines in global, and in particular North American, equity markets would increase the Company's potential pension funding obligations. Any significant increase in the Company's required contributions could have a material adverse impact on its business, financial condition, results of operations and cash flows.

        In addition to the single employer defined benefit plans described above, the Company, as a result of the World Color Press acquisition, now participates in multiemployer pension plans in the United States and Canada. Prior to the acquisition by Quad/Graphics, World Color Press received notice that certain United States plans in which it participated were in critical status, as defined in Section 432 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a result, the Company may be subject to increased contribution rates associated with these plans or other multiemployer pension plans suffering from declines in their funding levels.

        Due to the significantly underfunded status of the United States multiemployer plans, the Company intends to withdraw from these multiemployer plans and replace these pension benefits with a Company-sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to the Company's employees. The U.S. multiemployer plans have provided estimates to Quad/Graphics of the withdrawal liability that it would incur, assuming a hypothetical immediate and complete withdrawal from the plans at the time of such estimates.

        The Company believes that the pre-tax withdrawal liability for all United States and Canadian multiemployer plans is approximately $100 million in the aggregate and that amount has been recorded in the Company's consolidated financial statements. However, the Company is not able to determine the exact amount of its withdrawal liability because the amount of that exposure could be higher or lower, depending on, among other things, the nature and timing of any triggering events and the funded status of the plans at that time.

Holders of class A stock are not able to independently elect directors of Quad/Graphics or control any of the Company's management policies or business decisions or its decisions to issue additional shares, declare and pay dividends or enter into corporate transactions because the holders of class A stock have substantially less voting power than the holders of the Company's class B common stock, all of which is owned by certain members of the Quadracci family, trusts for their benefit or other affiliates of Quad/Graphics, whose interests may be different from the holders of class A stock.

        The Company's stock is divided into three classes of common stock: class A stock, class B common stock ("class B stock") and class C common stock ("class C stock"). The class B stock and the class C stock each has 10 votes per share on all matters and the class A stock is entitled to one vote per share. As of March 18, 2011, the class B stock constitutes approximately 80% of Quad/Graphics' total voting power. As a result, holders of class B stock are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions. All of the class B stock is owned by certain members of the Quadracci family, trusts for their benefit or other affiliates of Quad/Graphics, whose interests may differ from the interests of the holders of class A stock.

        Approximately 78% of the outstanding class B stock is held of record by the Quad/Graphics voting trust, and that constitutes about 63% of the Company's total voting power. The trustees of the

Quad/Graphics voting trust have the authority to vote the stock held by the Quad/Graphics voting trust. Accordingly, the trustees of the Quad/Graphics voting trust are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions.

Quad/Graphics is a controlled company within the meaning of the rules of the NYSE and, as a result, it relies on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

        Since the Quad/Graphics voting trust owns more than 50% of the total voting power of the Company's stock, the Company is considered a controlled company under the corporate governance listing standards of the NYSE. As a controlled company, an exception under the NYSE listing standards exempts the Company from the obligation to comply with certain of the NYSE's corporate governance requirements, including the requirements:

  •
  that a majority of the Company's board of directors consist of independent directors, as defined under the rules of the NYSE;

  •
  that the Company have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  that the Company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.

Accordingly, for so long as Quad/Graphics is a controlled company, holders of class A stock will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Quad/Graphics may be adversely affected by strikes and other labor protests.

        As of December 31, 2010, Quad/Graphics had a total of approximately 25,000 employees, of which approximately 28% were covered by a collective bargaining agreement.

        As of December 31, 2010, the Company had 30 collective bargaining agreements in Canada and the United States, almost all of which cover a portion of the former World Color Press employees.

        As of December 31, 2010, the Company had approximately 4,000 employees outside of the United States and Canada, the majority of which are either governed by agreements that apply industry-wide, by a collective agreement or through works councils or similar arrangements.

        While the Company believes its employee relations are good and that the Company maintains an employee-centric culture, and there has not been any material disruption in operations resulting from labor disputes, the Company cannot be certain that it will be able to maintain a productive and efficient labor environment. The Company cannot predict the outcome of any future negotiations relating to the renewal of the collective bargaining agreements, nor can there be any assurance that work stoppages, strikes or other forms of labor protests pending the outcome of any future negotiations will not occur. A strike or other forms of labor protest affecting a series of major plants in the future could materially disrupt the Company's operations and result in a material adverse impact on its financial condition, results of operations and cash flows, which could force the Company to reassess its strategic alternatives involving certain of its operations.

Until the Company completes an assessment of what new market risks it now has due to the acquisition of World Color Press, there may be certain market risks that the Company is not aware of, and its future risk management strategies implemented following such assessment may not fully insulate it from market risks even after the integration is complete.

        The acquisition of World Color Press increased the number of transactions in which the Company is involved and expanded the international scope of the Company's operations, thereby expanding the market risks to which the Company is subject. The Company has begun to assess its post-acquisition market risks in detail and management will modify the Company's risk management strategies based on that assessment. Until this assessment and modification is completed, the Company may have exposure to market risks that it is not aware of due to, among other things, the larger number of transactions, expanded international operations and increased borrowing resulting from the acquisition. Any new risk management strategies that are implemented, moreover, may not fully insulate the Company from adverse effects due to market risks.

There are risks associated with the Company's operations outside of the United States and Canada.

        Net sales from the Company's operations outside of the United States and Canada accounted for approximately 10% and 13% of its revenues for the years ended December 31, 2010 and 2009, respectively. As a result, the Company is subject to the risks inherent in conducting business outside of the United States and Canada, including the impact of economic and political instability and being subject to different legal and regulatory regimes that may preclude or make more costly certain initiatives or the implementation of certain elements of its business strategy.

A decline in expected profitability of Quad/Graphics or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

        Primarily as a result of the acquisition of World Color Press, the Company has a material amount of goodwill, other long-lived assets and deferred tax assets on its balance sheet. A decline in expected profitability, among other factors, could call into question the recoverability of the related goodwill, other long-lived assets or deferred tax assets and require the Company to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on the Company's results of operations and financial position.

Quad/Graphics' failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or to prevent or detect material misstatements in its annual or interim consolidated financial statements in the future could result in inaccurate financial reporting, sanctions or securities litigation, or could otherwise harm its business.

        By December 31, 2011, the Company will be required to comply with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") regarding internal control over financial reporting. Prior to the acquisition of World Color Press, Quad/Graphics was a private company and, as such, was not required to comply with these requirements. The process of becoming compliant with Section 404 may divert internal resources and will take a significant amount of time and effort to complete. In addition, Quad/Graphics must also integrate World Color Press' financial reporting systems, including its internal control over financial reporting. The Company may experience higher than anticipated operating expenses, as well as increased independent auditor fees during the implementation of these changes and thereafter. The Company is required to be compliant under Section 404 by December 31, 2011, and at that time the Company's management will be required to deliver a report that assesses the effectiveness of its internal control over financial reporting, and the Company will be required to receive an opinion from its independent registered public accounting firm on the effectiveness of its internal controls over financial reporting. Completing documentation of its internal control system and financial processes, remediation of control deficiencies and management testing of internal controls will require substantial effort. There can be no assurance that the Company will be able to complete the required management assessment by its reporting deadline. Failure to implement these changes timely, effectively or efficiently could harm the Company's operations, financial reporting or financial results and could result in Quad/Graphics being unable to obtain an unqualified report on internal controls from its independent auditors.

        If the Company is unable to maintain effective control over financial reporting, such conclusion would be disclosed in its Annual Report on Form 10-K for the year ending December 31, 2011. In the future, the Company may identify material weaknesses and significant deficiencies which it may not be able to remediate in a timely manner. If it fails to maintain effective internal control over financial reporting in accordance with Section 404, the Company will not be able to conclude that it has and maintains effective internal control over financial reporting or its independent registered accounting firm may not be able to issue an unqualified report on the effectiveness of the Company's internal control over financial reporting. As a result, the Company's ability to report its financial results on a timely and accurate basis may be adversely affected, it may be subject to sanctions or investigation by regulatory authorities, including the SEC and/or the NYSE and investors may lose confidence in the Company's financial information, which in turn could cause the market price of the class A stock to decrease significantly. Quad/Graphics also may be required to restate financial statements relating to prior periods.

The Company is heavily dependent on its Chief Executive Officer, its management team and key personnel.

        The Company's continued success depends, in part, on the retention, recruitment and continued contributions of key management, finance, sale and marketing personnel, some of whom could be difficult to replace. The Company's success is largely dependent upon its senior management team, led by its Chief Executive Officer and other key managers. The loss of any one or more of such persons could have an adverse effect on the Company's business and financial condition.

World Color Press' bankruptcy may have lingering negative effects.

        The ongoing claims being processed from World Color Press' bankruptcy and related legal issues may adversely affect the Company's financial condition. In January 2008, World Color Press filed for bankruptcy protection in Canada and the United States. In connection with the insolvency proceedings in Canada and the U.S., World Color Press formulated plans of reorganization that were sanctioned by the Quebec Superior Court and confirmed by the U.S. Bankruptcy Court, respectively, and became effective on July 21, 2009. Proceedings relating to the resolution of claims under the insolvency proceedings are ongoing. The holders of such claims are entitled to recovery based upon the type and classification of such claims. Most types of claims are subject to liability limitations pursuant to the plans of reorganization. However, some claims are entitled to a priority cash recovery and the Company has estimated that approximately $26.1 million of such priority claims have yet to be paid as of December 31, 2010. These types of priority claims are not limited by the reorganization plans and may be significantly higher than $26.1 million. In addition, certain other unsecured claims were to be paid under the reorganization plans by unsecured notes. In connection with the acquisition of World Color Press, such unsecured notes were defeased and then redeemed resulting in $89.2 million deposited with the indenture trustee. Upon the allowance of each claim, such creditors will receive cash out of the $89.2 million in lieu of receiving a note. The Company has estimated its liability under such claims to be $52.5 million, but this liability could be as high as the full amount deposited.

Item 1B.    Unresolved Staff Comments

        The Company has no unresolved staff comments to report pursuant to this item.

Item 2.    Properties

        Quad/Graphics' corporate office is located in owned office space in Sussex, Wisconsin. In addition, as of December 31, 2010, the Company leases or owns 99 facilities in the United States, some of which have multiple buildings and warehouses, and these United States facilities encompass approximately 24,765,000 square feet. The Company leases or owns 43 international facilities encompassing approximately 3,794,000 square feet in Canada, Latin America and Europe. Of the facilities, approximately 22,481,000 square feet of space is owned, while the remaining 6,078,000 million square feet is leased.

        The following table lists, as of December 31, 2010, the Company's principal manufacturing facilities, all of which are owned except where noted:

Location	Size (Square Feet)
Lomira, Wisconsin, United States	2,173,000
Sussex, Wisconsin, United States	1,970,000
Martinsburg, Virginia, United States	1,953,000
Hartford, Wisconsin, United States	1,571,000
Versailles, Kentucky, United States	1,066,000
Saratoga Springs, New York, United States	1,025,000
Oklahoma City, Oklahoma, United States	1,010,000
West Allis, Wisconsin, United States	911,000
Buffalo, New York, United States	814,000
The Rock, Georgia, United States	788,000
Evans, Georgia, United States	652,000
Mt. Morris, Illinois, United States	644,000
Wyszkow, Poland	616,000
Effingham, Illinois, United States	579,000
Franklin, Kentucky, United States*	515,000
Merced, California, United States	508,000
Taunton, Massachusetts, United States	504,000
Atlanta, Georgia, United States*	433,000
Atglen, Pennsylvania, United States	427,000
Jonesboro, Arkansas, United States	423,000
Fernley, Nevada, United States	410,000
Fairfield, Pennsylvania, United States	337,000
Stillwater, Oklahoma, United States	335,000
Dickson, Tennessee, United States	318,000
Aurora, Ontario*	317,000
Pewaukee, Wisconsin, United States	303,000
Dubuque, Iowa, United States*	278,000
Buenos Aires, Argentina	270,000
Hazleton, Pennsylvania, United States	250,000

Location	Size (Square Feet)
St. Cloud, Minnesota, United States	237,000
Richmond, Virginia, United States	231,000
Lima, Peru	207,000
Montreal, Quebec, Canada*	206,000
Midland, Michigan, United States	205,000
Riverside, California, United States*	196,000
Ipojuca (Recife), Brazil	173,000
Mexico City, Mexico	171,000
Santiago, Chile	162,000
Pittsburg, California, United States*	162,000
Edmonton, Alberta, Canada	160,000
Loveland, Colorado, United States*	150,000
Waukee, Iowa, United States	118,000
Pilar, Argentina	116,000
Bogota, Colombia*	114,000
Nashville, Tennessee, United States*	107,000
Burlington, Wisconsin, United States*	105,000

*
Leased facility

Item 3.    Legal Proceedings

        Quad/Graphics is subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. Quad/Graphics believes that such unresolved legal actions, proceedings and claims will not materially adversely affect its results of operations, financial condition or cash flows.

Item 4.    Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock Data

        Quad/Graphics authorized capital stock consists of 80 million shares of class A stock; 80 million shares of class B stock; 20 million shares of class C stock; and 500,000 shares of preferred stock.

        The Company's class C stock is held by the Quad/Graphics ESOP (and can only be owned by, or transferred to, a Company employee benefit plan which is intended to satisfy the qualification requirements of Section 401 of the Internal Revenue Code). The class C stock is entitled to 10 votes per share. Each share of class C stock may, at the option of the holder, be converted at any time into one share of class A stock. There is no public trading market for the class C stock.

        The Company's class B stock is held by certain members of the Quadracci family, trusts for their benefit or other affiliates of the Company (and can only be voluntarily transferred to the Company or to an member of the Quadracci "family group," as defined in the Company's amended and restated articles of incorporation; and any transfer in violation of the Company's amended and restated articles of incorporation results in the automatic conversion of such class B stock into class A stock). The class B stock is entitled to 10 votes per share. Each share of class B stock may, at the option of the holder, be converted at any time into one share of class A stock. There is no public trading market for the class B stock.

        The Company's class A stock is traded on the NYSE under the symbol "QUAD." The class A stock is entitled to one vote per share.

        On March 18, 2011, there were approximately 250 record holders of the class A stock, and more than 1,000 beneficial owners; 33 record holders of the class B stock; and one record holder of the class C stock. The Company has no outstanding shares of preferred stock.

        The following table sets forth the range of high and low daily closing sales prices for the Company's class A stock as reported on the NYSE for the period from July 6, 2010 (the date on which the Company's class A stock was first publicly traded) through December 31, 2010:

2010 Quarter Ended	High	Low
September 30	$48.80	$40.27
December 31	$46.33	$41.25

Dividends and Distributions

        Quad/Graphics' board of directors declared and paid a cash dividend of $0.50 per share of class A stock, class B stock and class C stock in each of 2010 and 2009. In addition, concurrent with the acquisition of World Color Press in July 2010, Quad/Graphics' board of directors declared and paid a cash distribution of $4.98 per share of class A stock, class B stock and class C stock to the pre-acquisition Quad/Graphics' shareholders. Such amounts do not include aggregate tax distributions declared to Quad/Graphics' S corporation shareholders of $5.2 million and $18.0 million in 2010 and 2009, respectively. See Note 14 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of the Company's former S corporation status. Pursuant to the Company's amended and restated articles of incorporation, each class of common stock has equal rights with respect to cash dividends.

        The Company has not yet determined its dividend policy following the consummation of the acquisition of World Color Press. Any determination to pay dividends in the future will be at the discretion of Company's board of directors and will depend upon its results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, rule or regulation, business and investment strategy, and other factors that the board of directors deems relevant.

        Pursuant to the Company's $1.23 billion debt financing agreement, the Company is prohibited from paying any dividends, repurchasing capital stock or making any distributions other than, among other limited situations, annual dividends or distributions not to exceed $60.0 million during each of 2011 and 2012. Starting January 1, 2013, the Company has additional dividend restrictions (based on free cash flow as defined in the debt financing agreement) if the Company's total leverage ratio is greater than 2.75 to 1.00, but has no restrictions if the Company's total leverage ratio is less than 2.75 to 1.00 (total leverage ratio as defined in the debt financing agreement).

Sales of Unregistered Securities

        On October 29, 2010, the Company acquired the remaining 53% interest in HGI that it did not already own for cash and 164,075 shares of its class A stock (that were held in the Company's treasury). The Company offered and sold these shares in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act.

        On January 21, 2010, an employee of the Company exercised a stock option to acquire 2,625 shares of the Company's class A stock, for an aggregate exercise price of $56,875. The exercise of the stock option was effected through payment of the exercise price in cash by the employee. The Company offered and sold these shares in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 701 promulgated under such Act. The Company was eligible for reliance on Rule 701 because it was not subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, at the time of the sale.

Item 6.    Selected Financial Data

        The selected consolidated statement of operations data for the years ended December 31, 2010, 2009, and 2008, and the selected consolidated balance sheet data at December 31, 2010 and 2009, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included in Item 8 of this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data at December 31, 2008, 2007, and 2006, are derived from audited consolidated financial statements not included herein.

 SELECTED FINANCIAL DATA
(In millions, except per share data)

	2010		2009	2008	2007	2006
Net sales	$3,391.7		$1,788.5	$2,266.7	$2,048.8	$2,024.9
Operating income(1)	57.0		112.4	174.3	246.7	234.0
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	(250.1	)(2)	52.8	109.1	178.4	159.2
Total assets	4,947.0		2,109.2	2,326.4	2,396.9	2,144.9
Long-term debt and capital lease obligations (excluding current portion)	1,461.6		765.5	967.3	800.6	870.2
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders	$(6.67)		$1.81	$3.67	$5.83	$5.15
Dividends per share of common stock(3)	0.50		0.50	0.50	1.00	1.00
Cash distributions per share of common stock in connection with the acquisition of World Color Press	4.98		—	—	—	—

(1)
Includes restructuring, impairment and transaction-related charges of $162.5 million, $11.2 million, $10.8 million, $4.2 million and $0.0 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(2)
In connection with the July 2, 2010 acquisition of World Color Press and the public registration of the Quad/Graphics class A stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code. From that point forward, these entities are subject to federal and state income taxes. The impact from the conversion to C corporation status resulted in the recognition of net short-term deferred tax assets of $23.6 million, net long-term deferred tax liabilities of $223.3 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of $0.8 million, and recognition of income tax expense for the year ended 2010 of $200.5 million.

(3)
Excludes aggregate tax distributions declared to S corporation shareholders of $5.2 million, $18.0 million, $37.0 million, $77.0 million and $60.1 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with the Quad/Graphics audited consolidated financial statements for each of the three years in the period ended December 31, 2010, including the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in "Forward-Looking Statements" and Item 1A, "Risk Factors", earlier within this Annual Report on Form 10-K.

        Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the Company's consolidated financial statements and accompanying notes to help provide an understanding of the Company's financial condition, the changes in the Company's financial condition and the Company's results of operations. This discussion and analysis is organized as follows:

  •
  Overview.  This section includes a general description of the Company's business and segments, an overview of key performance metrics the Company's management measures and utilizes to evaluate business performance, and an overview of trends affecting the Company, including management's actions related to the trends.

  •
  Results of Operations.  This section contains an analysis of the Company's results of operations by comparing the results for (1) the year ended December 31, 2010 to the year ended December 31, 2009 and (2) the year ended December 31, 2009 to the year ended December 31, 2008. The comparability of the Company's results of operations between periods was significantly impacted by the acquisition of World Color Press on July 2, 2010. The results of operations for World Color Press are included in the Company's consolidated results prospectively from July 2, 2010. Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures the Company uses to assess the performance of its business.

  •
  Liquidity and Capital Resources.  This section provides an analysis of the Company's capitalization, cash flows, a statement about off-balance sheet arrangements, and a discussion and table of outstanding debt and commitments. Forward-looking statements important to understanding the Company's financial condition are also included in this section.

  •
  Critical Accounting Policies and Estimates.  This section contains a discussion of the accounting policies that the Company's management believes are important to the Company's financial condition and results of operations, as well as allowances and reserves that require significant judgment and estimates on the part of the Company's management. In addition, all of the Company's significant accounting policies, including critical accounting policies, are summarized in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying December 31, 2010 audited consolidated financial statements.

  •
  New Accounting Pronouncements.  This section provides a discussion of new accounting pronouncements and the anticipated impact of those accounting pronouncements to the Company's consolidated financial statements.

Overview

  Business Overview

        Quad/Graphics is a leading global provider of print and related services, producing and delivering products and services designed to provide complete solutions to a broad base of customers. The Company's print products primarily include catalogs, consumer magazines, special interest publications, direct mail and other commercial specialty printed products, retail inserts, books and directories. Print-related services the Company provides include digital imaging and photography, binding, mailing and distribution, and logistics, data optimization and analytics services. In addition, substantial investments are made in research and development and other technological innovations. The Company has developed multiple manufacturing process improvements, including innovative press and finishing control systems and material-handling equipment for use in its own print operations as well as for sale to other printers worldwide. The Company believes that its in-house research and development and a continuous improvement mentality toward printing technology is important to its success. The Company also manufactures ink, which is solely used in its own printing process. The Company separately reports its net sales and related costs of sales for its product and service offerings.

        On July 2, 2010, the Company completed the acquisition of World Color Press, which became a wholly-owned subsidiary of the Company. In connection with the closing of the acquisition, the Company registered its class A stock with the SEC under the Securities Exchange Act of 1934, as amended, and on July 6, 2010, Quad/Graphics' class A stock commenced trading on the NYSE under the symbol "QUAD". World Color Press' results of operations and account balances have been included in the Company's results of operations and balance sheet prospectively from the July 2, 2010 transaction date.

        Following completion of the acquisition of World Color Press, the Company continues to have three reportable segments—North America Print and Related Services, International and Corporate. The former United States Print and Related Services segment was expanded to include World Color Press' Canadian operations and is now referred to as the North America Print and Related Services segment. World Color Press' Latin American operations have been included within the International segment. These operating and reporting segments are aligned with how the Company's chief operating decision maker currently manages the business.

        The North America Print and Related Services segment includes the Company's United States and Canada printing operations, managed as one integrated platform. This segment includes all of the product and related service offerings described above. The North America Print and Related Services segment accounted for approximately 90% of the combined company's consolidated net sales in the year ended December 31, 2010.

        The International segment includes the Company's printing operations in Europe and Latin America, which prior to the acquisition included operations in Poland, Argentina and Brazil, and post-acquisition now includes Poland, Mexico, Colombia, Peru, Chile and expanded operations in Argentina and Brazil. This segment produces and delivers all of Quad/Graphics' product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment, which is included in the North America Print and Related Services segment. The International segment accounted for approximately 10% of the combined company's consolidated net sales in the year ended December 31, 2010.

        The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

  Key Performance Metrics Overview

        The Company's management believes the ability to generate net sales growth and positive cash flow are key indicators of the successful execution of the Company's business strategy and will increase shareholder value. The Company uses period over period net sales growth, EBITDA, EBITDA margin and cash flows provided by operating activities as metrics to measure operating performance and financial condition. EBITDA and EBITDA margin are non-GAAP financial measures (see the reconciliation of net earnings (loss) attributable to Quad/Graphics common shareholders to EBITDA in the Results of Operations section below).

        Net sales growth. The Company uses period over period net sales growth as a key performance metric. The Company's management assesses net sales growth based on the ability to generate increased net sales through increased sales to existing customers, sales to new customers, sales of new or expanded solutions to existing and new customers and opportunities to expand sales through strategic investments, including acquisitions.

        EBITDA and EBITDA margin. The Company uses EBITDA and EBITDA margin as metrics to assess operating performance. The Company's management assesses EBITDA and EBITDA margin based on the ability to increase revenues while controlling variable expense growth.

        Cash flows provided by operating activities. The Company uses cash flows provided by operating activities as a metric to assess liquidity. The Company's management assesses cash flows provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund integration and restructuring requirements related to the acquired World Color Press operations, as well as to fund capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plans withdrawal liabilities and investments in future growth to create value for its shareholders. Cash flows provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

  Overview of Trends Affecting Quad/Graphics

        Competition in the highly fragmented printing industry remains intense as the industry is still consolidating and suffering from overcapacity, resulting in downward pricing pressures. The growth and adaptation of alternative marketing technologies (such as distribution and hosting of online content and mobile technologies) may decrease demand for printed products, which would further increase the industry overcapacity. While the general economy has improved from 2009 and the Company saw volume declines begin to stabilize in 2010, management believes the ongoing uncertainty of the economic environment and the continued pricing pressure in the printing industry created by the highly competitive landscape requires a focus on financial flexibility, a strong balance sheet and an efficient cost structure. With that focus, the Company reduced overall debt and capital lease levels by $216 million since the July 2010 World Color Press acquisition, despite beginning to pay significant non-recurring costs related to the integration restructuring programs associated with the acquisition.

        Management has also been diligent in lowering the Company's cost structure through consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies based on centralizing volumes in its most efficient plants and streamlining its administrative and corporate operations. Management created a detailed integration plan for the World Color Press acquisition, including the creation of a Steering Committee reporting to the board of directors as well as a Project Management Office, both specifically focused on the achievement of synergy savings and the related costs to achieve such synergy savings. Management believes the synergy savings will be somewhat more than $225 million. As of December 31, 2010, the Company has announced seven plant closures, closed the former World Color Press headquarters in Montreal, Quebec Canada, and completed other restructuring actions. Additional plant closures, administrative and corporate right-sizing and non-labor related cost savings will be initiated over the planned integration period ending in the middle of 2012. Management expects that the $225 million synergy savings target will be achieved within the estimated integration-related costs range of $195 million to $240 million, and may exceed the range to the extent estimated synergy savings exceed $225 million. There can be no assurance that the synergy savings target will be fully realized or that the non-recurring costs will not exceed the estimate.

        The Company believes the key to future financial success is profitable revenue growth that provides for the ability to reinvest in technology that helps its customers achieve higher returns on their print and print related expenditures. In this increasingly multichannel marketplace, the Company believes that the printing industry has been driven to make substantial capital investments in new technologies, such as those to deliver targeted and customized print solutions to integrate effectively its products and services within a multichannel marketing campaign. The Company believes its ongoing commitment to technology, through its in-house equipment development operations, has been paramount in delivering high quality and relevant offerings to its customers. Further, the Company has remained focused on investing in its future though acquisitions that expand its geographies and capabilities.

        The Company is subject to seasonality in its quarterly results as net sales are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. Seasonality is driven by increased magazine advertising page counts and retail inserts, catalogs and books due primarily to back-to-school and holiday related advertising and promotions. Additionally, the Company's sales in the last six months of 2010 included the results of World Color Press, which was acquired on July 2, 2010. Removing the impact of the World Color Press acquisition, the Company's 2010 net sales followed the typical industry seasonality, and management anticipates this same impact of seasonality in 2011.

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

  Summary Results

        The Company's operating income, operating margin and earnings (loss) per share attributable to Quad/Graphics common shareholders—diluted for the year ended December 31, 2010 changed from the year ended December 31, 2009 as follows (dollars in millions, except per share data):

	Operating Income	Operating Margin	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Year Ended December 31, 2009	$112.4	6.3%	$1.81
2010 Restructuring, Impairment and Transaction-Related Charges(1)	(162.5)	(4.8)%	(4.33)
2009 Restructuring and Impairment Charges(2)	11.2	0.6%	0.38
2009 Transaction Expenses(3)	2.8	0.2%	0.10
Increase in Interest Expense(4)	N/A	N/A	(0.77)
Increase in Income Tax Expense(5)	N/A	N/A	(5.91)
Increase in Operating Income(6)	93.1	(0.6)%	2.05

For the Year Ended December 31, 2010	$57.0	1.7%	$(6.67)

(1)
Restructuring, impairment and transaction-related charges of $162.5 million incurred during the year ended December 31, 2010 included:

a.
$38.6 million of employee termination costs for plant closures as well as corporate and administrative terminations attributed to 4,222 headcount reductions announced during 2010;

b.
$32.9 million of impairment charges on assets primarily related to the Pila, Poland plant closure announced in June 2010, the Reno, Nevada plant closure announced in August 2010 and the Fredericksburg, Virginia plant closure announced in November 2010;

c.
$41.5 million of transaction costs related primarily to the acquisition of World Color Press (and to a much lesser extent the 2010 acquisition of HGI);

d.
$27.8 million of integration costs incurred in connection with the acquisition of World Color Press;

e.
$21.7 million of various other restructuring charges including utility contract termination costs, lease termination costs and costs to maintain and exit idled facilities.

In connection with the integration of the operations of World Color Press into Quad/Graphics, the Company expects to incur substantial additional restructuring and integration costs in future reporting periods.

(2)
Restructuring and impairment charges of $11.2 million incurred during the year ended December 31, 2009 included $10.1 million for headcount reductions and $1.1 million for lease termination costs. The headcount reductions included 965 employees.

(3)
Transaction expenses included outside professional services fees incurred during the year ended December 31, 2009 in connection with the acquisition of World Color Press and were included within Selling, General and Administrative Expenses in the 2009 Consolidated Statement of Operations. In 2010, transaction expenses were classified within Restructuring, Impairment and Transaction-Related Charges in the Consolidated Statement of Operations.

(4)
Interest expense increased $28.8 million during the year ended December 31, 2010 to $92.9 million. This change was due to the increased overall debt levels as a result of the World Color Press acquisition and the Company entering into a $1.23 billion debt financing arrangement on April 23, 2010 (see further discussion in Liquidity and Capital Resources—Description of Significant Debt Obligations below).

(5)
Income tax expense increased $221.7 million during the year ended December 31, 2010 to $223.2 million. In connection with the July 2, 2010 acquisition of World Color Press, the Company changed the tax status of certain entities within the Quad/Graphics legal structure from S corporation to C corporation status under the provisions of the Internal Revenue Code. From that point forward, these entities are subject to federal and state income taxes. The impact from the conversion to C corporation status resulted in the recognition of net short-term deferred tax assets of $23.6 million, net long-term deferred tax liabilities of $223.3 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of $0.8 million, and recognition of income tax expense in the third quarter of 2010 of $200.5 million. The income tax expense for the year was also impacted by the non-deductibility of certain transaction expenses.

(6)
Operating income increased $93.1 million primarily due to the World Color Press acquisition. While operating income increased due to the larger scale of the business, operating margin decreased in the period as the World Color Press business operates at a lower operating margin than the legacy Quad/Graphics business. Additionally, higher paper sales, which generally represent a pass through cost to customers, continued pricing pressures and higher retirement and incentive compensation costs led to overall decreased operating margins, partially offset by an increase in byproduct profits. The following discussion provides additional details.

  Consolidated

        The following table sets forth certain information from the Company's consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2010		2009
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$3,007.0	88.7%	$1,574.2	88.0%	$1,432.8	91.0%
Services	384.7	11.3%	214.3	12.0%	170.4	79.5%

Total Net Sales	3,391.7	100.0%	1,788.5	100.0%	1,603.2	89.6%
Cost of Sales:
Products	2,298.1	67.8%	1,129.3	63.2%	1,168.8	103.5%
Services	283.4	8.4%	144.9	8.1%	138.5	95.6%

Total Cost of Sales	2,581.5	76.1%	1,274.2	71.3%	1,307.3	102.6%
Selling, General & Administrative Expenses	316.2	9.3%	194.0	10.8%	122.2	63.0%
Restructuring, Impairment and Transaction-Related Charges	162.5	4.8%	11.2	0.6%	151.3	1,350.9%
Depreciation and Amortization	274.5	8.1%	196.7	11.0%	77.8	39.6%

Total Operating Expenses	3,334.7	98.3%	1,676.1	93.7%	1,658.6	99.0%

Operating Income	$57.0	1.7%	$112.4	6.3%	$(55.4)	(49.3)%

  Net Sales

        Product sales increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the World Color Press acquisition. Additionally, product sales for the legacy Quad/Graphics business increased primarily as a result of increased paper sales, increased byproduct sales and increased volume at legacy Quad/Graphics plants. These increases were partially offset by continued pricing pressures related to industry overcapacity and, to a lesser extent, negative effects of foreign currency translation.

        Service sales (which generally correspond with product sales) increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the World Color Press acquisition, higher fuel prices and increased data and imaging services.

  Cost of Sales

        Cost of product sales increased for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily as a result of the World Color Press acquisition. Additionally, cost of product sales increased due to increased paper sales volume, increased retirement and incentive compensation costs, increased labor costs with higher print volumes and frictional costs incurred in 2010 in hiring and training additional employees to prepare certain print plants to receive transferred volumes from closing plants. These cost increases were partially offset by acquisition synergy savings related to purchasing and distribution efficiencies realized.

        Cost of product sales as a percentage of product sales increased for the year ended December 31, 2010 compared with the year ended December 31, 2009 due primarily to lower operating profits for the acquired World Color Press business, increased paper sales and the margin impact of the items described in the preceding paragraph. Paper is generally billed to customers as pass-through rates, and thus when paper sales increase during a period, the cost of product sales, as well as the cost of product sales as a percentage of net sales, increases.

        Cost of service sales increased for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the World Color Press acquisition and higher fuel prices.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the World Color Press acquisition. Additionally, selling, general and administrative expenses in 2010 increased after the acquisition due to the increased size of the Company and the compliance and support costs associated with the Company's new status as a publicly traded entity, which includes: (i) increased non-labor costs primarily related to outside service provider fees and insurance premiums, (ii) increased levels of administrative staff in the United States (information technology, finance, legal, human resources, treasury and other administrative labor), and (iii) increased retirement and incentive compensation. Retirement and incentive compensation expense increased in 2010 to reestablish benefits that had been reduced in 2009. These increases were partially offset by decreased bad debt expense in 2010 on the Quad/Graphics pre-acquisition business primarily due to provisions for two significant customer bankruptcies in 2009.

  Restructuring, Impairment and Transaction-Related Charges

        Restructuring, impairment and transaction-related charges of $162.5 million incurred in the year ended December 31, 2010 included: (1) $41.5 million of transaction costs primarily incurred in connection with the World Color Press acquisition, (2) $38.6 million of employee termination costs related to 4,222 headcount reductions, (3) $32.9 million of impairment charges related to the closure of the Pila, Poland, Reno, Nevada and Fredericksburg, Virginia plants, (4) $27.8 million of integration costs related to the World Color Press acquisition, and (5) $21.7 million of various other restructuring charges including utility contract termination costs, lease termination costs and costs to maintain and exit idled facilities. Restructuring and impairment charges of $11.2 million incurred during the year ended December 31, 2009 included $10.1 million for 965 headcount reductions and $1.1 million for lease termination costs.

  Depreciation and Amortization

        Depreciation and amortization increased for the year ended December 31, 2010 compared with the year ended December 31, 2009 due to the World Color Press acquisition.

  EBITDA and EBITDA Margin

        EBITDA increased for the year ended December 31, 2010 primarily due to the World Color Press acquisition. EBITDA margin decreased for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the incremental restructuring, impairment and transaction-related charges recorded during 2010 related to the integration of World Color Press, lower relative operating margins at the acquired World Color Press business as compared to the pre-acquisition Quad/Graphics business and increased retirement and incentive compensation costs.

        EBITDA and EBITDA margin for the year ended December 31, 2010 compared to the year ended December 31, 2009 was as follows:

	Year Ended December 31,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	EBITDA % Change
	(dollars in millions)
EBITDA and EBITDA margin	$340.5	10.0%	$315.1	17.6%	8.1%

        EBITDA represents net earnings (loss) attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding the Company's performance and because both are important measures by which the Company gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The Company's calculation of EBITDA and EBITDA margin may be different from the calculation used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings (loss) follows:

	Year Ended December 31,
	2010	2009
	(dollars in millions)
Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders(1)	$(250.1)	$52.8
Interest Expense	92.9	64.1
Income Tax Expense	223.2	1.5
Depreciation and Amortization	274.5	196.7

EBITDA	$340.5	$315.1

(1)
Net earnings (loss) attributable to Quad/Graphics common shareholders include the effects of restructuring, impairment and transaction-related charges of $162.5 million for the year ended

  December 31, 2010 and restructuring and impairment charges of $11.2 million for the year ended December 31, 2009.

  North America Print and Related Services

        The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the North America Print and Related Services segment:

	Year Ended December 31,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$2,663.8	$1,351.2	$1,312.6	97.1%
Services	373.6	203.0	170.6	84.0%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	200.5	134.3	66.2	49.3%
Operating Margin	6.6%	8.6%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$63.7	$10.9	$52.8	484.4%

  Net Sales

        Product sales for the North American Print and Related Services segment increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of the World Color Press acquisition. Additionally, product sales increased due to increased paper and byproduct sales and volume increases at pre-acquisition Quad/Graphics plants, partially offset by continued pricing pressures related to industry overcapacity.

        Service sales for the North America Print and Related Services segment increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of the World Color Press acquisition. Additionally, service sales increased due to increased shipments, an increase in fuel prices charged to customers, and increased data and imaging services.

  Operating Income

        Operating income for the North America Print and Related Services segment increased for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily as a result of the World Color Press acquisition, partially offset by increased restructuring, impairment and integration expenses. Operating margin decreased for the year ended December 31, 2010 compared with the year ended December 31, 2009 due to: (i) the $52.8 million increase in restructuring, impairment and transaction-related costs due to the integration of World Color Press, (ii) lower relative operating margins at the acquired World Color Press business as compared to the pre-acquisition Quad/Graphics business, (iii) increased retirement and incentive compensation costs, (iv) increased paper sales, which are billed to customers generally at pass-through rates, and (v) frictional costs incurred in hiring and training additional employees to prepare certain print plants to receive transferred volumes from closing plants.

  Restructuring, Impairment and Transaction-Related Charges

        Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the year ended December 31, 2010 were $63.7 million, consisting of $28.1 million of employee termination costs related to 3,428 headcount reductions, $10.5 million of integration charges related to the World Color Press acquisition, $8.5 million of impairment charges primarily related to the closures of the Reno, Nevada and Fredericksburg, Virginia plants, $7.4 million of lease termination costs, $5.2 million of various other restructuring charges including costs to maintain and exit idled facilities, and $4.0 million of utility contract termination costs. Restructuring and impairment charges for the North America Print and Related Services segment for the year ended December 31, 2009 were $10.9 million, which included $9.8 million of employee termination costs related to 739 headcount reductions and $1.1 million related to lease termination costs.

  International

        The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Year Ended December 31,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$343.2	$223.0	$120.2	53.9%
Services	11.1	11.3	(0.2)	(1.8)%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(53.2)	(10.7)	(42.5)	397.2%
Operating Margin	(15.0)%	(4.6)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$33.3	$0.3	$33.0	11,000.0%
Equity in Earnings of Unconsolidated Entities	8.6	6.3	2.3	36.5%

  Net Sales

        Product sales increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of the World Color Press acquisition. Additionally, product sales increased primarily due to increased byproduct and paper sales as well as increased sales in Argentina, partially offset by a negative impact from foreign currency translation.

  Operating Loss

        Operating loss for the International segment increased during the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the $33.0 million of incremental restructuring and impairment charges incurred between years due to the Pila, Poland plant closure, as well as increased operating losses at the Company's European business primarily as a result of frictional costs related to the consolidation of the Company's European plants. The European operating losses were partially offset by operating income from the acquired Latin American operations of World Color Press.

  Restructuring, Impairment and Transaction-Related Charges

        Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2010 were $33.3 million, consisting of $24.4 million of impairment charges related to the closure of the Pila, Poland plant, $3.9 million of integration costs, $3.3 million of employee termination costs related to 707 headcount reductions at the Pila, Poland plant announced in June 2010, and $1.7 million of various other restructuring charges. Restructuring and impairment charges for the International segment for the year ended December 31, 2009 were $0.3 million, all of which related to headcount reductions of 226 employees during 2009.

  Equity in Earnings of Unconsolidated Entities

        As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying December 31, 2010 audited consolidated financial statements, investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and has an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural Editora e Gráfica ("Plural"), a commercial printer based in São Paulo, Brazil, as well as a 50% interest in World Color Chile S.A. ("Chile") that was acquired as part of the World Color Press acquisition. The equity in earnings of unconsolidated entities in the International segment increased during the year ended December 31, 2010 due to increased volumes with existing customers at Plural and due to the Company's share of Chile's income since the World Color Press acquisition date.

  Corporate

        The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2010	2009
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$90.3	$11.2
Restructuring, Impairment and Transaction-Related Charges	$65.5	$—

        Corporate operating expenses increased for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the World Color Press acquisition, including $65.5 million of restructuring, integration and transaction-related charges incurred during 2010 to acquire and integrate World Color Press. Operating expenses in 2010 also increased as a result of additional corporate expenses due to the increased size of the Company and the compliance and support costs associated with the Company's new status as a publicly traded entity, which includes (i) increased levels of administrative staff in the United States (information technology, finance, legal, human resources, treasury and other administrative labor), (ii) increased retirement and incentive compensation and (iii) increased insurance premiums and outside service provider fees.

        Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2010 were $65.5 million, consisting of $41.5 million of transaction costs related primarily to the acquisition of World Color Press, $13.4 million of integration charges related to the World Color Press acquisition, $7.2 million of employee termination costs related to 87 headcount reductions, and $3.4 million of various other restructuring charges. There were no restructuring or impairment charges incurred in the Corporate segment in 2009. There were $2.8 million of transaction expenses in 2009 related to the acquisition of World Color Press; however, those expenses were classified as selling, general and administrative expenses during 2009.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

  Summary Results

        The Company's operating income, operating margin and earnings per share attributable to Quad/Graphics common shareholders—diluted for the year ended December 31, 2009 changed from the year ended December 31, 2008 as follows (dollars in millions, except per share data):

	Operating Income	Operating Margin	Earnings Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Year Ended December 31, 2008	$174.3	7.7%	$3.67
2009 Restructuring and Impairment Charges(1)	(11.2)	(0.6)%	(0.38)
2008 Restructuring and Impairment Charges(2)	10.8	0.5%	0.37
2009 Transaction Expenses(3)	(2.8)	(0.2)%	(0.10)
Reduction in Interest Expense(4)	N/A	N/A	0.36
Reduction in Operating Income(5)	(58.7)	(1.1)%	(2.11)

For the Year Ended December 31, 2009	$112.4	6.3%	$1.81

(1)
Restructuring and impairment charges of $11.2 million incurred during the year ended December 31, 2009 included $10.1 million for headcount reductions and $1.1 million for lease termination costs. The headcount reductions included 965 employees, all of which ceased employment during 2009.

(2)
Restructuring and impairment charges of $10.8 million incurred during the year ended December 31, 2008 included $8.9 million of impairment charges related to idling certain equipment, $1.6 million for headcount reductions and $0.3 million related to lease termination costs. The headcount reductions included 100 employees, all of which ceased employment during 2008.

(3)
Transaction expenses included outside professional services fees incurred during 2009 in connection with the acquisition of World Color Press and were included within Selling, General and Administrative Expenses in the Consolidated Statement of Operations.

(4)
The Company paid down $147.9 million of debt and capital lease obligations during 2009, and as a result interest expense decreased $10.5 million from 2008 to 2009.

(5)
Operating income decreased $58.7 million due to decreased net sales primarily as a result of the global economic recession, partially offset by productivity initiatives that reduced costs. The following discussion provides additional details.

  Consolidated

        The following table sets forth certain information from the Company's consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2009		2008
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$1,574.2	88.0%	$1,988.1	87.7%	$(413.9)	(20.8)%
Services	214.3	12.0%	278.6	12.3%	(64.3)	(23.1)%

Total Net Sales	1,788.5	100.0%	2,266.7	100.0%	(478.2)	(21.1)%
Cost of Sales:
Products	1,129.3	63.2%	1,483.3	65.4%	(354.0)	(23.9)%
Services	144.9	8.1%	197.3	8.7%	(52.4)	(26.6)%

Total Cost of Sales	1,274.2	71.3%	1,680.6	74.1%	(406.4)	(24.2)%
Selling, General & Administrative Expenses	194.0	10.8%	196.7	8.7%	(2.7)	(1.4)%
Restructuring and Impairment Charges	11.2	0.6%	10.8	0.5%	0.4	3.7%
Depreciation and Amortization	196.7	11.0%	204.3	9.0%	(7.6)	(3.7)%

Total Operating Expenses	1,676.1	93.7%	2,092.4	92.3%	(416.3)	(19.9)%

Operating Income	$112.4	6.3%	$174.3	7.7%	$(61.9)	(35.5)%

  Net Sales

        Product sales decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of a decline in demand for commercial printing due to the global economic recession, as well as continued pricing pressures due, in part, to increased competition and industry overcapacity. As a result of reduced print volumes (which results in less paper consumption) and decreasing paper prices, sales of paper decreased at a higher proportion than overall product sales. Product sales are most reflective of the Company's business performance because a significant amount of total operating profit is generated from product sales. In addition, service sales generally correspond with product sales, such that when product sales decrease year-over-year, service sales generally will as well. In 2009, this relationship between product sales and service sales held true, as total weight shipped and imaging work completed decreased in 2009 compared to 2008. Beyond that relationship, service sales decreased in 2009 due to lower freight fuel prices during 2009.

  Cost of Sales

        Cost of product sales decreased for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily as a result of lower production levels leading to a decline in necessary materials and energy costs; cost of sales labor cost savings from the restructuring initiatives discussed below under Restructuring and Impairment and 2009 productivity initiatives, including a reduction of outside temporary labor usage, an increase in part-time employee usage and tightly controlled overtime; and decreased bonus and profit sharing contributions. Cost of product sales as a percentage of net sales decreased for the year ended December 31, 2009 from the year ended December 31, 2008 due to the items discussed above, including decreased paper sales, which primarily represent pass-through revenue and cost to the customer. Cost of service sales decreased for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily as a result of cost reductions from restructuring and labor productivity initiatives. Cost of service sales as a percentage of net sales decreased for the year ended December 31, 2009 from the year ended December 31, 2008 primarily due to reductions in personnel and reductions in fuel for logistics services, which similar to paper primarily represents a pass-through to customers. Therefore, when paper and fuel constitute a lower percentage of revenue, the Company's margins generally improve.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily as a result of a $12.2 million gain recorded in 2009 from a fire insurance claim on the Company's West Virginia location; lower variable incentive compensation levels, including a decrease in bonus and profit sharing contributions; and general and administrative compensation cost savings from the restructuring initiatives discussed below under Restructuring and Impairment, partially offset by a $12.9 million increase in the provision for bad debts due to the depressed state of the economy and two significant customer bankruptcies and strategic investments to increase the size of the Company's sales force. Selling, general and administrative expenses as a percentage of net sales increased for the year ended December 31, 2009 from the year ended December 31, 2008 primarily as a result of reduced net sales.

  Restructuring and Impairment

        Restructuring and impairment charges of $11.2 million incurred for the year ended December 31, 2009 included $10.1 million for headcount reductions and $1.1 million related to lease termination costs. The 2009 headcount reductions included 965 employees, all of which ceased employment during 2009. Restructuring and impairment charges of $10.8 million incurred in 2008 included $8.9 million of impairment charges related to idling certain equipment, $1.6 million for headcount reductions and $0.3 million related to lease termination costs. In order to eliminate crews and machines that would have low utilization, the Company chose to idle certain equipment in December 2008. The 2008 headcount reductions included 100 employees, of which all ceased employment during 2008.

  Depreciation and Amortization

        Depreciation and amortization decreased for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily due to a smaller depreciable asset base as a result of certain presses becoming fully depreciated, the impact of impairments of certain equipment in late 2008 as discussed above under Restructuring and Impairment and decreased 2009 capital expenditures. Amortization expenses, which were relatively low through 2009 due to a low amount of acquisitions through that period, included the amortization of trademarks, patents, licenses, agreements, capitalized software and acquired technology.

  EBITDA and EBITDA Margin

        EBITDA decreased for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily due to decreased sales. However, EBITDA margin increased due to productivity initiatives which lowered labor costs as a percentage of sales. Productivity initiatives included investments in automation, restructuring initiatives, tight labor cost management and focus on lean manufacturing principles to improve product throughput and reduce machine crew size in 2009 compared with 2008. The Company also instituted a wage freeze in 2009 to manage labor costs, and lowered discretionary bonus and profit sharing payments.

        EBITDA and EBITDA margin for the year ended December 31, 2009 compared to the year ended December 31, 2008 was as follows:

	Year Ended December 31,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	EBITDA % Change
	(dollars in millions)
EBITDA and EBITDA margin	$315.1	17.6%	$391.7	17.3%	(19.6)%

        EBITDA represents net earnings attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding the Company's performance and because both are important measures by which the Company gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The Company's calculation of EBITDA and EBITDA margin may be different from the calculation used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings follows:

	Year Ended December 31,
	2009	2008
	(dollars in millions)
Net Earnings Attributable to Quad/Graphics Common Shareholders(1)	$52.8	$109.1
Interest Expense	64.1	74.6
Income Tax Expense	1.5	3.7
Depreciation and Amortization	196.7	204.3

EBITDA	$315.1	$391.7

(1)
Net earnings attributable to Quad/Graphics common shareholders include the effects of restructuring and impairment charges of $11.2 million and $10.8 million for the years ended December 31, 2009 and 2008, respectively. Net earnings attributable to Quad/Graphics common shareholders for the year ended December 31, 2009 also includes $2.8 million of transaction expenses related to the World Color Press acquisition.

  North America Print and Related Services

        The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the North America Print and Related Services segment:

	Year Ended December 31,
	2009	2008
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$1,351.2	$1,698.8	$(347.6)	(20.5)%
Services	203.0	264.6	(61.6)	(23.3)%
Operating Income (including Restructuring and Impairment Charges)	134.3	207.3	(73.0)	(35.2)%
Operating Margin	8.6%	10.6%	N/A	N/A
Restructuring and Impairment Charges	$10.9	$9.7	$1.2	12.4%

  Net Sales

        Product sales for the North America Print and Related Services segment decreased for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily as a result of a decline in demand for commercial printing due to the global economic recession, as well as continued pricing pressures due, in part, to increased competition and industry overcapacity. Product sales are most reflective of the Company's business performance because a significant amount of total operating profit is generated from product sales. In addition, service sales generally correspond with product sales, such that when product sales decrease year-over-year, service sales generally will as well. In 2009, this relationship between product sales and service sales held true, as total weight shipped, fuel surcharges and imaging work completed decreased in 2009 compared to 2008. Service sales in 2009 also decreased due to lower freight fuel prices.

  Operating Income

        Operating income for the North America Print and Related Services segment decreased for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily as a result of lower net sales, partially offset by reductions in labor expense. Operating margin decreased due to the decline in net sales.

  Restructuring and Impairment

        Restructuring and impairment charges for the North American Print and Related Services segment for the year ended December 31, 2009 were $10.9 million, which included $9.8 million of restructuring charges related to headcount reductions of 739 employees during 2009 and $1.1 million related to lease termination costs. Restructuring and impairment charges for the North America Print and Related Services segment for the year ended December 31, 2008 were $9.7 million, which included $7.8 million of impairment charges related to idling certain equipment, $1.6 million of restructuring charges related to headcount reductions of 100 employees during 2008, and $0.3 million related to lease termination costs. In order to eliminate certain crews and machines that would have low utilization, the Company chose to idle certain equipment in December 2008.

  International

        The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Year Ended December 31,
	2009	2008
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$223.0	$289.3	$(66.3)	(22.9)%
Services	11.3	14.0	(2.7)	(19.3)%
Operating Loss (including Restructuring and Impairment Charges)	(10.7)	(24.6)	13.9	56.5%
Operating Margin	(4.6)%	(8.1)%	N/A	N/A
Restructuring and Impairment Charges	$0.3	$1.1	$(0.8)	(72.7)%
Equity in Earnings of Unconsolidated Entities	6.3	4.5	1.8	40.0%

  Net Sales

        Product sales for the International segment decreased during 2009 due to a decline in demand for commercial printing due to the global economic recession, continued pricing pressures due, in part, to increased competition and industry overcapacity, and the impacts of the strengthening United States dollar, as compared to the functional currencies of the segment. Service sales trended directionally with related product sales.

  Operating Loss

        Operating loss for the International segment improved during the year ended December 31, 2009 compared with the year ended December 31, 2008, despite a decrease in revenue, primarily due to reduced materials usage, labor costs and outsourced services during 2009, including the impact of restructuring initiatives discussed below under Restructuring and Impairment. The Company's European business benefited from a stronger United States dollar, which reduced translated operating losses. Additionally, cost of products in Europe improved through negotiating lower prices on raw materials. As compared to the North America Print and Related Services segment, a much higher percentage of the overall product sales mix is paper as the majority of the International segment customers purchase their paper from the Company. As a result, overall revenue fluctuations do not have the same level of margin impact in the International segment.

  Restructuring and Impairment

        Restructuring and impairment charges for the International segment for the year ended December 31, 2009 were $0.3 million, all of which related to headcount reductions of 226 employees during 2009. Restructuring and impairment charges for the International segment for the year ended December 31, 2008 were $1.1 million, all of which related to idling certain equipment.

  Equity in Earnings of Unconsolidated Entities

        As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the accompanying December 31, 2010 audited consolidated financial statements, investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting. Despite the global economy, equity in earnings of unconsolidated entities increased in 2009 compared to 2008 due to growth in sales at Plural. Plural gained significant new printing contracts and also tightly managed labor costs in 2009, resulting in higher equity earnings.

  Corporate

        The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2009	2008
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$11.2	$8.4
Restructuring and Impairment Charges	$—	$—

        Corporate operating expenses comprised a small portion of the overall expenses of Quad/Graphics. Corporate operating expenses increased for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily as a result of $2.8 million of transaction costs related to the arrangement agreement with World Color Press announced in January 2010. There were no restructuring and impairment charges during the years ended December 31, 2009 and 2008 for the Corporate segment.

Liquidity and Capital Resources

        The Company utilizes cash flows from operations and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operations and unused available capacity under its revolving credit facilities of $442.6 million as of December 31, 2010 provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to the acquired World Color Press operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plans withdrawal liabilities and investment in future growth to create value for its shareholders.

  Cash Flows Provided by Operating Activities

  Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net cash provided by operating activities was $152.8 million for the year ended December 31, 2010, compared to $242.4 million for the year ended December 31, 2009, resulting in a $89.6 million decrease. The decrease was primarily related to increased restructuring and integration payments, as well as increased transaction costs, related primarily to the World Color Press acquisition of $108.4 million, $34.9 million of cash paid in 2010 related to the acquired World Color Press pension and postretirement benefit plans and $19.9 million of cash payments for World Color Press bankruptcy claims. From a working capital perspective, receivables and inventory were higher due to increased volume (the addition of World Color Press in 2010 contributed to a greater usage of working capital). Partially offsetting the decline in operating cash flows was an increase in operating income, after excluding the restructuring, integration, transaction and pension cash payments discussed above.

  Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net cash provided by operating activities was $242.4 million for the year ended December 31, 2009, compared to $308.0 million for the year ended December 31, 2008, resulting in a $65.6 million decrease. The decrease was primarily the result of $47.4 million lower net earnings in 2009 compared to 2008, as well as the operating cash flow impacts of a $12.2 million casualty insurance claim,

$8.9 million of 2008 impairment charges and $7.6 million of decreased depreciation and amortization in 2009.

  Cash Flows Used in Investing Activities

  Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net cash used in investing activities was $118.1 million for the year ended December 31, 2010, compared to $68.2 million for the year ended December 31, 2009, resulting in a $49.9 million increase in net cash used in investing activities. The increase was primarily related to a $38.5 million increase in World Color Press bankruptcy-related restricted cash. Property, plant and equipment additions also increased $24.8 million in 2010 due to the increased requirements of the post-acquisition company and expenditures related to the integration of the World Color Press operations. These increases in cash used between years were partially offset by $10.0 million of cash acquired in 2010, generated from the World Color acquisition.

  Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net cash used in investing activities was $68.2 million for the year ended December 31, 2009, compared to $228.7 million for the year ended December 31, 2008, resulting in a $160.5 million decrease. The decrease was the result of a $146.6 million decrease in 2009 purchases of property, plant and equipment and the 2009 receipt of $19.2 million of proceeds from a fire insurance claim on the Company's West Virginia location. The Company made significant capital investments over the past several years to improve the productivity of the Company's manufacturing platform and integrate and automate manufacturing processes. As a result of these prior investments, the Company was able to reduce capital expenditures and pay down indebtedness in 2009.

  Cash Flows Used in Financing Activities

  Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net cash used in financing activities was $30.1 million for the year ended December 31, 2010, compared to $184.6 million for the year ended December 31, 2009, resulting in a $154.5 million decrease in net cash used in financing activities. The decrease is primarily related to borrowings on the Company's new $1.23 billion debt financing agreement discussed below in Description of Significant Debt Obligations. Net cash provided by borrowings was $178.6 million in 2010 compared to net debt reductions of $147.9 million in 2009, resulting in a $326.5 million decrease in net cash used in financing activities between years. Also, net cash used in financing activities decreased in 2010 because the Company made $13.1 million of treasury stock purchases in 2009, with none in 2010. Those decreases in financing cash uses were partially offset by 2010 acquisition related payments, including a $140.0 million distribution to the Quad/Graphics' pre-acquisition common shareholders and a $45.8 million payment of debt issuance costs.

        Since the July 2, 2010 World Color Press acquisition and the completion of the $1.23 billion debt financing agreement, the Company paid down $216.4 million of debt and capital leases through December 31, 2010.

  Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net cash used in financing activities was $184.6 million for the year ended December 31, 2009, compared to $92.7 million for the year ended December 31, 2008, resulting in a $91.9 million increase in net cash used in financing activities. The increase was primarily the result of a targeted strategy to reduce debt levels during 2009, as the Company utilized cash flows from operations to pay down $147.9 million of outstanding indebtedness during 2009, as compared to increasing indebtedness

$38.5 million in 2008 (including a $75.5 million debt issuance in the International segment). Net equity-related cash payments of dividends and purchases of treasury stock decreased $94.5 million in 2009 as less tax distributions were made to the S corporation shareholders due to the lower 2009 net earnings and the 2009 debt reduction strategy.

  Description of Significant Debt Obligations

  $1.23 Billion Debt Financing Agreement

        On April 23, 2010, the Company entered into a $1.23 billion debt financing agreement with certain lenders consisting of a $700.0 million term loan and a $530.0 million revolving credit facility. Borrowings under this debt financing agreement, as well as Quad/Graphics and World Color Press cash, were used on the July 2, 2010 closing date of the acquisition to fund:

  (1)
  Replacement of Quad/Graphics' former revolving credit facility, which had outstanding borrowings of $106.1 million (including interest owed and payment of debt issuance costs due upon the transaction for the new debt financing agreement of $32.9 million);

  (2)
  Satisfaction of certain World Color Press debt obligations of $580.6 million, which included $8.0 million of early repayment premiums and funding of $123.9 million to defease the World Color Press' unsecured notes (of which $34.7 million was returned to the Company on August 2, 2010 upon the unsecured notes being called by the Company, leaving $89.2 million of restricted cash related to the unsecured notes remaining);

  (3)
  Transaction costs of $45.5 million paid on July 2, 2010 (excluding debt issuance costs); any transaction costs incurred by Quad/Graphics were expensed as incurred in accordance with the acquisition method of accounting and are classified as restructuring, impairment and transaction-related charges on the condensed consolidated statements of operations;

  (4)
  Redemption of outstanding World Color Press equity securities (consisting of preferred shares, warrants, deferred share units and restricted share units) and the cash consideration paid to the former World Color Press common shareholders described in Note 3, Acquisitions, to the accompanying December 31, 2010 audited consolidated financial statements, which in total were $88.5 million (in addition to $4.8 million of preferred dividends which had been paid after the January 25, 2010 execution of the acquisition agreement but prior to July 2, 2010 acquisition closing date);

  (5)
  Distribution of $140.0 million to Quad/Graphics' then existing common shareholders;

  (6)
  Collateralization of letters of credit of $32.0 million;

  (7)
  Payment to settle a capital lease of $17.6 million; and

  (8)
  Other obligations arising from the acquisition of $14.7 million.

        This $1.23 billion of financing is guaranteed by certain subsidiaries of the Company and is secured by substantially all of the Company's and each subsidiary guarantor's U.S. and, to a certain extent, Canadian assets, which were unencumbered prior to the date of the new debt financing agreement. The $700.0 million term loan matures on July 1, 2016, requires variable quarterly principal payments and bears interest at a variable interest rate primarily based on the London Interbank Offered Rate ("LIBOR"), subject to a 1.5% LIBOR minimum rate (weighted average interest rate was 5.5% at December 31, 2010). At December 31, 2010, the borrowings outstanding on the term loan component were $686.5 million. The $530.0 million revolving credit facility matures on July 1, 2014 and bears interest at a variable interest rate primarily based on LIBOR (weighted average interest rate was 3.81% at December 31, 2010). At December 31, 2010, the borrowings outstanding on the revolving credit facility component were $57.0 million.

        To complete the $1.23 billion debt financing agreement, the Company incurred a total of $45.8 million of debt issuance costs. The debt issuance costs are being amortized on a straight-line basis over the six and four year maturities of the term loan and revolving credit facility, respectively, and are classified as other long-term assets on the consolidated balance sheet.

  Master Note and Security Agreement

        On September 1, 1995, and as last amended on January 26, 2006, the Company entered into the Master Note and Security Agreement pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.13 billion in various tranches. These senior notes have a weighted-average interest rate of 7.52% at December 31, 2010, which is fixed to maturity, and interest is payable semiannually. Principal payments commenced September 1997 and extend through April 2036. The notes are collateralized by certain United States land, buildings and press and finishing equipment under the terms of the Master Note and Security Agreement. At December 31, 2010, the borrowings outstanding were $672.0 million.

  Facilities Agreement

        On December 16, 2008, Quad/Winkowski Sp. Z.o.o. ("Quad/Winkowski") entered into a secured facilities agreement (the "Facilities Agreement"). The Facilities Agreement includes a Euro denominated term loan of $75.5 million that expires on December 16, 2015 (which was used to refinance Quad/Winkowski's then existing indebtedness) and a multicurrency revolving credit facility for $16.7 million that was renewed and currently expires on December 16, 2011 (which is used for Quad/Winkowski's working capital and general business needs). At December 31, 2010, the borrowings outstanding on the Euro denominated term loan were $72.1 million. At December 31, 2010, the borrowings outstanding on the multicurrency revolving credit facility were $14.9 million, leaving $1.8 million available for future borrowings. The terms of the Facilities Agreement include a guarantee by Quad/Graphics and a security agreement that includes collateralizing substantially all of the Quad/Winkowski assets. The facilities bear interest at the aggregate of the Euro Interbank Offered Rate ("EURIBOR") or the Warsaw Interbank Offered Rate ("WIBOR") and margin. The weighted-average interest rate of the Euro denominated term loan was 3.31% at December 31, 2010. The weighted-average interest rate of the multicurrency revolving credit facility was 3.68% at December 31, 2010.

  Covenants and Compliance

        The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the respective debt agreements). Among these covenants, the Company must maintain the following (for each covenant, the most restrictive measurement has been included below):

  •
  On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended December 31, 2010, the Company's leverage ratio was 2.36 to 1.00). This ratio will step down to 3.50 to 1.00 on December 31, 2012 and further step down to 3.25 to 1.00 on December 31, 2013.

  •
  On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2010, the Company's interest coverage ratio was 6.01 to 1.00). This ratio will step up to 3.25 to 1.00 on December 31, 2011 and further step up to 3.50 to 1.00 on December 31, 2012.

  •
  On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended December 31, 2010, the Company's fixed charge coverage ratio was 2.94 to 1.00).

  •
  Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of December 31, 2010, the Company's consolidated net worth was $1.41 billion).

        The covenants also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. Pursuant to the Company's $1.23 billion debt financing agreement, the Company is prohibited from paying any dividends, repurchasing capital stock or making any distributions other than, among other limited situations, annual dividends or distributions not to exceed $60.0 million during each of 2011 and 2012. Starting January 1, 2013, the Company has additional dividend restrictions (based on free cash flow as defined in the debt financing agreement) if the Company's total leverage ratio is greater than 2.75 to 1.00, but has no restrictions if the Company's total leverage ratio is less than 2.75 to 1.00 (total leverage ratio as defined in the debt financing agreement).

        As of December 31, 2010, Quad/Graphics was in compliance with all debt covenants. While Quad/Graphics currently expects to be in compliance in future periods, there can be no assurance that financial covenants will continue to be met. The Company's failure to maintain compliance with these financial covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

  Risk Management

        For a discussion of the Company's exposure to market risks and management of those market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk of this Annual Report on Form 10-K.

  Off-Balance Sheet Arrangements

        Except as set forth below in the Contractual Obligations and Other Commitments table and in Note 16, Lease Obligations, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K (including operating leases and future interest on debt and capital leases to be incurred), the Company has no off-balance sheet arrangements, financings or special purpose entities that are expected to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of sales or expenses.

  Contractual Obligations and Other Commitments

        The Company's contractual cash obligations at December 31, 2010 were as follows (in millions):

	Total Debt Obligations(1)	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations(2)	Other Liabilities(3)	Total (4)(5)(6)
2011	195.6	16.3	48.6	52.2	38.0	350.7
2012	196.6	24.3	41.6	1.0	10.2	273.7
2013	202.2	10.5	36.2	—	12.4	261.3
2014	267.0	10.2	27.7	—	8.8	313.7
2015	238.2	0.5	23.2	—	4.1	266.0
Thereafter	971.1	—	79.5	—	4.5	1,055.1

Total	2,070.7	61.8	256.8	53.2	78.0	2,520.5

(1)
Total debt obligations include $549.7 million for anticipated future interest payments. With respect to the variable interest rate portions of the debt, the interest amounts were calculated by applying the December 31, 2010 weighted-average interest rate to determine the value of future interest payments. For the Master Note and Security Agreement, the weighted-average interest rate of the notes was applied to the average principal balance outstanding for each time period. Amounts included in "Thereafter" include principal payments and estimated interest expense through 2036.

(2)
Consist primarily of $48.4 million in firm commitments to purchase press and finishing equipment and other operational purchase requirements.

(3)
Consist primarily of restructuring-related severance payments of $26.1 million, utility contracts of $14.6 million, and deferred compensation arrangements.

(4)
The contractual obligations table above does not include reserves for uncertain tax positions recorded in accordance with the accounting guidance on uncertainties in income taxes. The Company has taken tax positions for which the ultimate amount and the year(s) any necessary payments will be made that pertain to those tax positions is uncertain. The reserve as of December 31, 2010 for uncertain tax positions prior to interest and penalties is $129.7 million. The Company has also recorded accruals for interest and penalties related to uncertain tax positions of $6.4 million and $0.8 million, respectively, as of December 31, 2010.

(5)
The Company expects to make cash contributions to its defined benefit pension plans of $53.7 million (excluding benefit payments) in 2011, which are not reflected in the contractual obligation table above. The contractual obligations table above also does not include a $100.1 million estimated withdrawal liability for the World Color Press multiemployer pension plans ("MEPPs") due to the uncertainty with the amount and timing of any potential withdrawal liability payment. See Pension and Postretirement Benefit Plans within Critical Accounting Policies and Estimates below for further discussion of the intended withdrawal from the MEPPs.

(6)
The contractual obligation table above does not include the value of shares of the Company's class C stock classified as redeemable equity of $10.6 million on the audited consolidated balance sheet as of December 31, 2010.

Critical Accounting Policies and Estimates

        The Company's consolidated financial statements are prepared in accordance with GAAP. The Company's most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and which require the Company to make its most difficult and subjective estimates. Management is required to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company's management believes that such judgments and estimates are made with consistent and appropriate methods based on information available at the time, and that any reasonable deviation from those judgments and estimates would not have a material impact on the Company's consolidated financial position or results of operations. Actual results may differ from these estimates under different assumptions or conditions. To the extent that the estimates used differ from actual results, adjustments to the consolidated statement of operations and corresponding consolidated balance sheet accounts would be necessary. These adjustments would be made in future statements.

        The Company has identified the following as its most critical accounting policies and estimates.

        Revenue Recognition:    The Company recognizes its printing revenues upon transfer of title and the passage of risk of loss, which is generally upon shipment to the customer. Under agreements with certain customers, products may be stored by the Company for future delivery. In these situations, the Company may receive warehouse management fees for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectability. Product returns are not significant because the majority of products are customized; however, the Company accrues for the estimated amount of customer credits at the time of sale based on historical experience and known trends.

        Revenue from services is recognized as services are performed. Revenues related to the Company's imaging operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to the Company's logistics operations, which include the delivery of printed material, the Company recognizes revenue upon completion of the delivery of services.

        The Company also manufactures printing-related auxiliary equipment to ensure industry leading technology for its own printing operations as well as to sell to other businesses. Revenue is recognized for the equipment sales at time of shipment. Services revenues related to the installation of equipment at customer sites are recognized upon completion of the installation. Payments can be received from customers during the manufacture of equipment and prior to shipment, or in the case of the installation services prior to completion of the installation. In all cases when payments are received in advance of meeting the applicable revenue recognition criteria, deferred revenue is recorded until the revenue recognition criteria are subsequently met.

        Services account for greater than 10% of the Company's consolidated net sales; therefore, net sales and related costs of sales of products and services have been included as separate line items in the consolidated statements of operations.

        Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as a principal or net of related costs as an agent. Billings for third-party shipping and handling costs, primarily in the Company's logistics operations, and out-of-pocket expenses are recorded gross. Many of the Company's operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper. Revenues for Company-supplied paper are recognized on a gross basis.

        Allowance for Doubtful Accounts:    Receivables are stated net of allowances for doubtful accounts. The Company reviews the allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates based upon the age of receivables and the Company's historical collection experience. The Company's estimates of the recoverability of amounts due could change, and adjustments to the allowance could be necessary in the future if a significant customer's creditworthiness deteriorates or improves, or if actual defaults are higher or lower than the Company's historical experience.

        Impairment of Property, Plant and Equipment and Finite-lived Intangible Assets:    The Company performs impairment evaluations of its long-lived assets, of which the most significant are property, plant and equipment and the customer relationship intangible assets recorded with the World Color Press acquisition, whenever business conditions, events or circumstances indicate that those assets may be impaired, including whether the estimated useful life of such long-lived assets may warrant revision or whether the remaining balance of an asset may not be recoverable. Assessing the impairment of long-lived assets requires the Company to make important estimates and assumptions, including, but not limited to, the expected future cash flows that the assets will generate, how the assets will be used based on the strategic direction, their remaining useful life and their residual value, if any. Considerable judgment is also applied in incorporating the potential impact of the current economic climate on customer demand and selling prices, the cost of production and the limited activity on secondary markets for the assets and on the cost of capital. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair value and a charge is recorded to current operations. The Company uses internal undiscounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. Based on the assessments completed in the year ended December 31, 2010, the Company recognized impairment charges of $24.4 million, $6.4 million and $2.1 million, respectively, related to plant closures in Pila, Poland, Reno, Nevada and Fredericksburg, Virginia. There were no impairment charges recorded during 2010 for the customer relationship intangibles established as part of the World Color Press acquisition. In 2009, there were no indications of impairment in the Company's long-lived assets, including property, plant and equipment.

        The Company continues to monitor groups of assets to identify any new events or changes in circumstances that could indicate that their carrying values are not recoverable, particularly in light of an expected decline in profitability that may result with a continued uncertainty in the global economy. In the event that there are significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers and/or changes in technology or markets, or that actual results differ from management's estimates, a provision for impairment could be required in a future period.

        Impairment of Goodwill:    The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable assets and liabilities assumed, including valuations performed by third-party appraisers when appropriate, in determining the estimated fair value for purchase price allocation purposes. Goodwill is measured as the excess of the purchase price over the fair value assigned to the identifiable assets acquired and liabilities assumed. Changes in management's estimates or judgments, including changes based on actual results differing from the estimates and judgments used in the purchase price allocation process, could result in an impairment charge, and such a charge could have a material adverse effect on the Company's results of operations.

        Accounting guidance requires that goodwill impairment is to be tested at the reporting unit level on at least an annual basis. The Company has identified four reporting units, of which one of the reporting units has no goodwill allocated to it, within its three reportable segments. The Company performs its annual goodwill impairment test as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A two-step method is used for determining goodwill impairment. In the first step, the Company compares the estimated fair value of each reporting unit with goodwill allocated to it to its carrying amount, including the goodwill. If the carrying amount of such reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment charge. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of the goodwill, which is then compared to the corresponding carrying value of the goodwill to compute the goodwill impairment charge. The Company's methodologies for valuing goodwill are applied consistently on a year-over-year basis. The assumptions used in performing the 2010 impairment calculations were evaluated in light of market and business conditions. The Company continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units.

        In performing the Company's annual impairment assessment, the Company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for the three reporting units to which goodwill has been allocated. Based on the Company's 2010 impairment testing, the hypothetical fair value of the Company's reporting units would have been greater than their carrying value. Based on the goodwill impairment assessments through 2010, no goodwill impairment charge has been required to be recorded.

        Commitments and Contingencies:    The Company is subject to lawsuits, investigations and other claims related to the World Color Press bankruptcy proceedings, environmental, employment and other matters. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the related liability is estimable, the Company accrues a liability for the estimated loss. Accruals are based on the best information available at the time, but even with that information the exposures remain inherently uncertain. As additional information becomes available, the Company reassesses the potential liability related to pending claims and revisions of the amounts recorded may be required in a future period.

        The Company is responsible for workers' compensation and medical claim payments for certain self-insured exposures, and also for payments below certain limits when the Company has purchased third-party insurance. Consulting actuaries are utilized to assist the Company in estimating the obligation associated with incurred losses, and the liabilities in the consolidated balance sheets are adjusted accordingly. Historical loss development factors for the Company are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlement. If actual experience of claims development is significantly different from these estimates, an adjustment in future periods may be required.

        Accounting for Income Taxes:    In connection with the July 2, 2010 acquisition of World Color Press and the public registration of the Company's class A stock, the Company changed the tax status of any S corporation entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code. From that point forward, all of the Company's legal entities are subject to federal and state income taxes.

        Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company recognizes a tax position in its consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by the tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In the ordinary course of business, there are transactions and calculations where the final tax outcome is uncertain. While management believes it has the appropriate support for the positions taken, certain positions may be successfully challenged by the taxing authorities. The Company applies the provisions of the authoritative guidance on accounting for uncertain tax positions to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions. The consolidated financial statements as of December 31, 2010 and 2009 reflect these tax positions. The determination of the Company's worldwide tax provision includes the impact of any changes to the amount of tax benefits recognized with respect to uncertain tax positions. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company's historical financial statements.

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. The realization of deferred tax assets depends upon the Company's ability to generate future taxable income. The Company has recorded deferred tax assets related to domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period, and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded.

        Pension and Postretirement Benefit Plans:    As a result of the acquisition of World Color Press, the Company acquired multiple pension and postretirement defined benefit plans. Prior to the acquisition, the Company did not have defined benefit plans and the resulting pension and postretirement obligations. The Company established the initial liabilities for pension and postretirement obligations based on a third-party valuation as part of the purchase price allocation process. Pension plan costs are determined using actuarial methods and are funded through contributions determined in accordance with the projected benefit method pro-rated on service. The Company records amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. When an event gives rise to both a curtailment and a settlement, the curtailment is accounted for prior to the settlement. The Company's measurement date to measure the defined benefit plan assets and the projected benefit obligation is December 31. For the purposes of calculating the expected return on plan assets, those assets are valued at fair value.

        The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs for each pension plan based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date. The weighted-average discount rate for the pension plans at December 31, 2010 was 5.2%, and for the postretirement benefit plans was 4.4%.

        The Company employs a total return on investment approach for its pension plans whereby a diversified mix of equities and fixed income investments are used to maximize the long-term pension plan assets. The intent of this strategy is to outperform the growth in plan liabilities over the long run, such that plan contributions can be decreased, balanced with maintaining a lower degree of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. The asset allocation as of December 31, 2010 was approximately 64% for equity, 35% debt securities and 1% other. The expected return on plan assets assumption at December 31, 2010 was 6.5% for the Company's funded U.S. pension plans and 7.1% for the Company's funded Canadian pension plans. Certain pension plans and all postretirement benefit plans are unfunded (those plans do not hold plan assets).

        The health care cost trend rates used in valuing the Company's postretirement medical benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2010, the current weighted average health care cost trend rate assumption for the U.S. postretirement plans was 8.3% for both pre-age and post-age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 5.0%. The current weighted average health care cost trend rate assumption for the Canadian postretirement plans was 9.1% for both pre-age and post-age 65 participants, gradually decreasing to an ultimate trend rate of 4.5%. A one percentage point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $3.4 million and increase the postretirement benefit service and interest cost components, net by $0.1 million. A one percentage point decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $3.1 million and decrease the postretirement benefit service and interest cost components, net by $0.1 million.

        In addition, as a result of the acquisition of World Color Press, the Company participates in nine union MEPPs. The Company records the required cash contributions to the MEPPs as expenses in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. Prior to the acquisition by Quad/Graphics, World Color Press received notice that certain United States MEPPs in which it participated were in critical status, as defined in Section 432 of the Internal Revenue Code. As a result, the Company may be subject to increased contribution rates associated with these plans or other MEPPs suffering from declines in their funding levels. Due to the significantly underfunded status of the MEPPs, the Company intends to withdraw from all MEPPs and replace these benefits with a company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. As a result of the decision to withdraw, which was made as of the World Color Press acquisition closing date, the Company recorded a $100.1 million withdrawal liability for the MEPPs as part of the purchase price allocation process, based on withdrawal estimates received from the MEPP's trustees. The estimated withdrawal liability will be updated as new withdrawal liability projections provided from each plan's trustees, until the final withdrawal liability is determined and paid. The exact amount of its withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and timing of any triggering events and the funded status of the plans at that time.

New Accounting Pronouncements

        In July 2010, the FASB issued accounting guidance which amends existing disclosure requirements and requires additional quantitative and qualitative disclosures concerning financing receivables, credit risk exposures and the allowance for credit losses. Certain aspects of this accounting guidance were effective and adopted by the Company in the fourth quarter of 2010. This adoption did not have and is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued accounting guidance which requires additional disclosures regarding transfers between Levels 1, 2, and 3 of the fair value hierarchy, as well as a more detailed reconciliation of recurring Level 3 measurements. Certain aspects of this accounting guidance were effective and adopted by the Company in the first quarter of 2010. This adoption did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued accounting guidance that defines subsequent events as events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the consolidated financial statements were issued. Recognized subsequent events are required to be recognized in the consolidated financial statements, and non-recognized subsequent events are required to be disclosed. The adoption of the accounting guidance is consistent with current practice and did not have any impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued accounting guidance which introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this accounting guidance clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity. Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities. The Company adopted this guidance effective January 1, 2010, and the adoption of the accounting guidance did not have an impact on the Company's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to a variety of market risks which may adversely affect the Company's results of operations and financial condition, including changes in interest and foreign currency exchange rates, changes in the economic environment that would impact credit positions and changes in the prices of certain commodities. The Company's management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. The acquisition of World Color Press increased the number of transactions in which the Company is involved and expanded the international scope of the Company's operations, thereby expanding the market risks to which the Company is subject. The Company has begun to assess its post-acquisition market risks in detail and management will modify the Company's risk management strategies based on that assessment. Until this assessment and modification is completed, the Company may have exposure to market risks that it is not aware of due to, among other things, the larger number of transactions, expanded international operations and increased borrowing resulting from the acquisition. Any new risk management strategies that are implemented, moreover, may not fully insulate the Company from adverse effects due to market risks.

Interest Rate Risk

        The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of December 31, 2010, the Company had fixed rate debt and capital leases outstanding of $729.7 million at a current weighted average interest rate of 7.4% and variable rate debt outstanding of $849.0 million at a current weighted average interest rate of 5.1%. The variable rate debt outstanding at December 31, 2010 is primarily comprised of the variable rate debt financing agreement entered into in connection with the acquisition of World Color Press, including the $700.0 million term loan and $57.0 million outstanding on the $530 million revolving credit facility. The term loan bears interest primarily based on LIBOR; however, it is subject to a 1.5% LIBOR minimum rate and thus the interest rate on the term loan will not begin to fluctuate until LIBOR exceeds that percentage. At December 31, 2010, LIBOR was significantly lower than the 1.5% LIBOR minimum rate. Considering that the interest rate on the largest portion of the variable rate debt obligations would not fluctuate if market interest rates increased 10%, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations (excluding the term loan) of 3.56% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at December 31, 2010 by approximately $24.0 million.

Foreign Currency Risk and Translation Exposure

        The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-U.S. subsidiaries and business units, fluctuations in such rates may affect the translation of these results into the Company's consolidated financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign exchange contracts to hedge the currency risk. The Company's hedging operations have not been material, and gains or losses from these operations have not been material to the Company's cash flows, financial position or results of operations. The Company does not use derivative financial instruments for trading or speculative purposes.

        These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

        Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers may be highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $85.5 million as of December 31, 2010, and during the year ended December 31, 2010 the Company recorded provisions for doubtful accounts of $3.7 million. The Company had a large, diverse customer base prior to the acquisition of World Color Press; however, the credit risk from customer concentration has further decreased after the acquisition with the addition of new customers, geographies and products the Company now produces. The Company does not have a high degree of concentration with any single customer account. During the year ended December 31, 2010, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in the nonpayment or nonperformance by customers could adversely affect the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

Commodity Risk

        The primary raw materials used by the Company are paper, ink and fuel. At this time, the Company's supply of raw materials is readily available from numerous suppliers; however, based on market conditions, that could change in the future. Most of the Company's United States customers provide their own paper for the printing process. For those customers who do not supply paper, the Company will generally include price adjustment clauses in sales contracts, which it also does for other critical raw materials in the printing process. As a result, management believes a hypothetical 10% change in the price of paper and other raw materials would not have a significant direct impact on the Company's consolidated annual results of operations or cash flows; however, significant increases in commodity pricing could influence future customer print volumes. Inflation has not had a significant impact on the Company historically.

Item 8.    Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

        The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2010. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND
SUMMARY AND FINANCIAL SUMMARY
(In millions, except per share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010
Net sales(1)	$403.6	$394.3	$1,208.7	$1,385.1	$3,391.7
Operating income (loss)(1)	4.0	(23.7)	(4.5)	81.2	57.0
Net earnings (loss)(1)	(8.5)	(35.6)	(232.4)	26.5	(250.0)
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	(8.5)	(35.7)	(232.5)	26.6	(250.1)
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders(2)	(0.30)	(1.27)	(5.01)	0.55	(6.67)
Closing stock price high(3)	—	—	48.80	46.33	48.80
Closing stock price low(3)	—	—	40.27	41.25	40.27
Closing stock price at quarter-end(3)	—	—	46.72	41.26	41.26
2009
Net sales(1)	$415.5	$388.8	$471.6	$512.6	$1,788.5
Operating income(1)	11.3	8.2	41.6	51.3	112.4
Net earnings (loss)(1)	(4.5)	(7.2)	28.5	36.3	53.1
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	(4.5)	(7.2)	28.4	36.1	52.8
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders	(0.16)	(0.25)	0.98	1.24	1.81
Closing stock price high(3)	—	—	—	—	—
Closing stock price low(3)	—	—	—	—	—
Closing stock price at quarter-end(3)	—	—	—	—	—

(1)
Reflects results of acquired businesses from the relevant acquisition dates.

(2)
Full-year amounts do not equal the sum of the quarters due to rounding and the 18.7 million increase in class A stock on July 2, 2010 as a result of the World Color Press acquisition.

(3)
On July 6, 2010, the Company's class A stock commenced trading on the NYSE. Prior to that time, there was no trading value for the Company's class A stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quad/Graphics, Inc. and subsidiaries:

        We have audited the accompanying consolidated balance sheets of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, redeemable equity, common stock and other equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quad/Graphics, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 23, 2011

QUAD/GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales
Products	$3,007.0	$1,574.2	$1,988.1
Services	384.7	214.3	278.6

Total net sales	3,391.7	1,788.5	2,266.7
Cost of sales
Products	2,298.1	1,129.3	1,483.3
Services	283.4	144.9	197.3

Total cost of sales	2,581.5	1,274.2	1,680.6
Selling, general and administrative expenses	316.2	194.0	196.7
Depreciation and amortization	274.5	196.7	204.3
Restructuring, impairment and transaction-related charges	162.5	11.2	10.8

Total operating expenses	3,334.7	1,676.1	2,092.4
Operating income	57.0	112.4	174.3
Interest expense	92.9	64.1	74.6

Earnings (loss) before income taxes and equity in earnings of unconsolidated entities	(35.9)	48.3	99.7
Income tax expense	223.2	1.5	3.7

Earnings (loss) before equity in earnings of unconsolidated entities	(259.1)	46.8	96.0
Equity in earnings of unconsolidated entities, net of tax	9.1	6.3	4.5

Net earnings (loss)	$(250.0)	$53.1	$100.5
Net (earnings) loss attributable to noncontrolling interests	(0.1)	(0.3)	8.6

Net earnings (loss) attributable to Quad/Graphics common shareholders	$(250.1)	$52.8	$109.1

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic	$(6.67)	$1.87	$3.80

Diluted	$(6.67)	$1.81	$3.67

Weighted average number of common shares outstanding:
Basic	37.5	28.3	28.7

Diluted	37.5	29.2	29.7

See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$20.5	$8.9
Receivables, less allowances for doubtful accounts of $85.5 in 2010 and $22.4 in 2009	786.4	227.2
Inventories	247.4	87.3
Prepaid expenses and other current assets	64.3	7.4
Deferred income taxes	76.8	5.3
Restricted cash	16.0	—

Total current assets	1,211.4	336.1

Property, plant and equipment—net	2,317.8	1,677.3
Goodwill	814.7	39.6
Other intangible assets—net	368.3	10.0
Restricted cash	84.5	—
Equity method investments in unconsolidated entities	82.5	40.7
Other long-term assets	67.8	5.5

Total assets	$4,947.0	$2,109.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$332.4	$105.0
Amounts owing in satisfaction of bankruptcy claims	26.1	—
Accrued liabilities	427.1	151.7
Short-term debt and current portion of long-term debt	102.6	100.1
Current portion of capital lease obligations	14.5	7.6

Total current liabilities	902.7	364.4

Long-term debt	1,418.4	749.7
Unsecured notes to be issued	52.5	—
Capital lease obligations	43.2	15.8
Deferred income taxes	433.8	16.0
Other long-term liabilities	603.8	39.9

Total liabilities	3,454.4	1,185.8
Commitments and contingencies (Note 12)
Redeemable equity (Note 22)	10.6	141.5
Quad/Graphics common stock and other equity (Note 22)
Preferred stock, $0.01 par value; Authorized: 0.5 million shares; Issued: None	—	—
Common stock, Class A, $0.025 par value; Authorized: 80.0 million shares; Issued: 40.0 million shares at December 31, 2010 and 18.0 million shares at December 31, 2009	1.0	0.4
Common stock, Class B, $0.025 par value; Authorized: 80.0 million shares; Issued: 15.0 million shares at December 31, 2010 and 2009	0.4	0.4
Common stock, Class C, $0.025 par value; Authorized: 20.0 million shares; Issued: 0.2 million shares at December 31, 2010 and 2009	—	—
Additional paid-in capital	1,002.0	77.8
Treasury stock, at cost, 8.4 million shares at December 31, 2010 and 8.7 million shares at December 31, 2009	(295.7)	(304.5)
Retained earnings	720.9	1,011.2
Accumulated other comprehensive income (loss)	52.7	(3.7)

Quad/Graphics common stock and other equity	1,481.3	781.6
Noncontrolling interests	0.7	0.3

Total common stock and other equity and noncontrolling interests	1,482.0	781.9

Total liabilities and shareholders' equity	$4,947.0	$2,109.2

See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net earnings (loss)	$(250.0)	$53.1	$100.5
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	274.5	196.7	204.3
Amortization of debt issuance costs	5.9	—	—
Impairment and other non-cash integration charges	44.4	—	8.9
Stock-based compensation charges	5.1	4.4	3.9
Gain on casualty insurance claim	(7.1)	(12.2)	—
Loss (gain) on sales or disposal of property, plant and equipment	0.5	0.8	(0.4)
Deferred income taxes	192.6	0.7	3.4
Equity in earnings of unconsolidated entities	(9.1)	(6.3)	(4.5)
Dividends from unconsolidated entities	4.7	6.0	3.8
Changes in operating assets and liabilities—net of acquisitions:
Receivables	(116.6)	78.3	43.1
Inventories	(16.6)	14.7	5.5
Prepaid expenses and other current assets	17.8	1.9	(0.1)
Accounts payable and accrued liabilities	(11.5)	(90.0)	(57.2)
Other	18.2	(5.7)	(3.2)

Net cash provided by operating activities	152.8	242.4	308.0

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(112.6)	(87.8)	(234.4)
Net proceeds from casualty insurance	3.3	19.2	—
Proceeds from the sale of property, plant and equipment	19.7	0.4	12.6
Transfers to restricted cash	(38.5)	—	—
Acquisition of businesses—net of cash acquired	10.0	—	(6.9)

Net cash used in investing activities	(118.1)	(68.2)	(228.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	689.2	—	80.2
Payments of long-term debt	(514.9)	(43.4)	(145.0)
Payments of capital lease obligations	(26.3)	(7.1)	(23.0)
Borrowings on revolving credit facilities	837.0	563.0	696.5
Payments on revolving credit facilities	(806.4)	(660.4)	(570.2)
Payment of capitalized debt issuance costs	(45.8)	—	—
Proceeds from issuance of common stock	1.1	1.1	1.4
Purchase of treasury stock	—	(13.1)	(51.7)
Payment of cash distributions	(140.0)	—	—
Payment of cash dividends	(14.0)	(14.1)	(14.2)
Payment of tax distributions	(10.0)	(10.6)	(66.7)

Net cash used in financing activities	(30.1)	(184.6)	(92.7)

Effect of exchange rates on cash and cash equivalents	7.0	0.5	(0.7)

Net increase (decrease) in cash and cash equivalents	11.6	(9.9)	(14.1)

Cash and cash equivalents at beginning of period	8.9	18.8	32.9

Cash and cash equivalents at end of period	$20.5	$8.9	$18.8

SUPPLEMENTAL NON-CASH DISCLOSURE
Acquisition of noncontrolling interest (Note 3)	$—	$8.9	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$80.2	$64.6	$74.3
Income taxes paid (received)	13.0	(1.5)	(2.3)
Acquisitions of businesses (Note 3):
Fair value of assets acquired, net of cash	$2,009.6
Liabilities assumed	(1,877.3)
Goodwill	773.7
Net equity issued for acquisition of businesses	(916.0)

Acquisition of businesses—net of cash acquired	$10.0

See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY, COMMON STOCK
AND OTHER EQUITY AND NONCONTROLLING INTERESTS

(in millions)

			Quad/Graphics Common Stock and Other Equity
									Accumulated Other Comprehensive Income (Loss)	Quad/Graphics Common Stock and Other Equity
	Redeemable Equity		Common Stock			Treasury Stock
					Additional Paid-in Capital			Retained Earnings			Noncontrolling Interests
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2008	4.9	$262.6	31.9	$0.8	$98.5	(7.6)	$(252.2)	$803.2	$10.7	$661.0	$8.6

Net earnings (loss)	—	—	—	—	—	—	—	109.1	—	109.1	(8.6)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(17.8)	(17.8)	—
Unrealized loss on cash flow hedges	—	—	—	—	—	—	—	—	(3.5)	(3.5)	—
Cash dividends declared	—	(2.2)	—	—	—	—	—	(12.0)	—	(12.0)	—
Tax distributions declared	—	—	—	—	—	—	—	(37.0)	—	(37.0)	—
Purchase of treasury stock	—	—	—	—	—	(1.1)	(51.7)	—	—	(51.7)	—
Elimination of redemption features	(0.6)	(27.8)	0.6	—	—	—	—	27.8	—	27.8	—
Stock-based compensation charges	—	3.9	—	—	—	—	—	—	—	—	—
Sale of stock for options exercised	0.2	1.4	(0.2)	—	(6.1)	0.2	5.7	(1.4)	—	(1.8)	—
Decrease in redemption value of redeemable equity	—	(71.4)	—	—	—	—	—	71.4	—	71.4	—

Balance at December 31, 2008	4.5	$166.5	32.3	$0.8	$92.4	(8.5)	$(298.2)	$961.1	$(10.6)	$745.5	$—

Net earnings	—	—	—	—	—	—	—	52.8	—	52.8	0.3
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4.4	4.4	—
Unrealized gain on cash flow hedges	—	—	—	—	—	—	—	—	2.5	2.5	—
Cash dividends declared	—	(1.8)	—	—	—	—	—	(12.3)	—	(12.3)	—
Tax distributions declared	—	—	—	—	—	—	—	(18.0)	—	(18.0)	—
Purchase of treasury stock	—	—	—	—	—	(0.4)	(13.1)	—	—	(13.1)	—
Elimination of redemption features	(1.1)	(35.1)	1.1	—	—	—	—	35.1	—	35.1	—
Stock-based compensation charges	—	4.4	—	—	—	—	—	—	—	—	—
Sale of stock for options exercised	0.2	1.1	(0.2)	—	(5.7)	0.2	6.8	(1.1)	—	—	—
Increase in redemption value of redeemable equity	—	6.4	—	—	—	—	—	(6.4)	—	(6.4)	—
Acquisition of noncontrolling interest	—	—	—	—	(8.9)	—	—	—	—	(8.9)	—

Balance at December 31, 2009	3.6	$141.5	33.2	$0.8	$77.8	(8.7)	$(304.5)	$1,011.2	$(3.7)	$781.6	$0.3

QUAD/GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY, COMMON STOCK
AND OTHER EQUITY AND NONCONTROLLING INTERESTS (Continued)

(in millions)

			Quad/Graphics Common Stock and Other Equity
									Accumulated Other Comprehensive Income (Loss)	Quad/Graphics Common Stock and Other Equity
	Redeemable Equity		Common Stock			Treasury Stock
					Additional Paid-in Capital			Retained Earnings			Noncontrolling Interests
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2009	3.6	$141.5	33.2	$0.8	$77.8	(8.7)	$(304.5)	$1,011.2	$(3.7)	$781.6	$0.3

Net earnings (loss)	—	—	—	—	—	—	—	(250.1)	—	(250.1)	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4.2	4.2	0.3
Cash distributions declared	—	(3.7)	—	—	—	—	—	(136.3)	—	(136.3)	—
Cash dividends declared	—	(1.8)	—	—	—	—	—	(12.2)	—	(12.2)	—
Tax distributions declared	—	—	—	—	—	—	—	(5.2)	—	(5.2)	—
Elimination of redemption features	(3.3)	(129.9)	3.3	—	14.4	—	—	115.5	—	129.9	—
Stock-based compensation charges	—	2.5	—	—	2.6	—	—	—	—	2.6	—
Sale of stock for options exercised	—	0.2	—	—	(3.2)	0.1	3.0	(0.2)	—	(0.4)	—
Increase in redemption value of redeemable equity	—	1.8	—	—	—	—	—	(1.8)	—	(1.8)	—
Tax benefit from stock options	—	—	—	—	0.8	—	—	—	—	0.8	—
Issuance of stock for acquisition of businesses	—	—	18.7	0.6	909.6	0.2	5.8	—	—	916.0	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	52.2	52.2

Balance at December 31, 2010	0.3	$10.6	55.2	$1.4	$1,002.0	(8.4)	$(295.7)	$720.9	$52.7	$1,481.3	$0.7

See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

        Nature of Operations—Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") operates primarily in the commercial print portion of the printing industry as a printer of catalogs, consumer magazines, retail inserts, books, directories, special interest publications and direct marketing materials. The Company also provides imaging and logistics services for its customers. The Company's products and services are sold primarily throughout North America, Europe and Latin America to catalogers, publishers and retailers. Additionally, the Company manufactures printing-related auxiliary equipment that is sold to original equipment manufacturers and printing companies throughout the world.

        Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of operations and accounts of businesses acquired during 2010, 2009 and 2008 are included in the consolidated financial statements from the dates of acquisition (see Note 3). Investments in entities where the Company has both the ability to exert significant influence but not control and an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting. Intercompany transactions and balances have been eliminated in consolidation.

        Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of redeemable equity, common stock and other equity and noncontrolling interests while transaction gains and losses are recorded in net earnings (loss) on the consolidated statements of operations. The Company's international operations are conducted in Europe through Quad/Winkowski Sp. Z o.o. ("Quad/Winkowski"), as well as in the following Latin American countries: Argentina, Brazil, Chile, Colombia, Mexico and Peru. The Company owns 85% of certain operations in Argentina, consolidates those amounts into the Company's consolidated financial statements and presents the 15% not owned by the Company as noncontrolling interest. The Company owns 49% of certain operations in Brazil (see Note 10 for further discussion) and 50% of the operations in Chile, and accounts for those entities using the equity method of accounting. There are no other significant noncontrolling interests or unconsolidated entities.

        Use of Estimates—The preparation of consolidated financial statements requires the use of management's estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowances for doubtful accounts, inventory obsolescence, asset valuations and useful lives, goodwill, pension and postretirement benefits, self-insurance reserves, stock-based compensation, taxes, restructuring and other provisions and contingencies.

        Revenue Recognition—The Company recognizes its printing revenues upon transfer of title and the passage of risk of loss, which is generally upon shipment to the customer. Under agreements with

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

certain customers, products may be stored by the Company for future delivery. In these situations, the Company may receive warehouse management fees for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectability. Product returns are not significant because the majority of products are customized; however, the Company accrues for the estimated amount of customer credits at the time of sale based on historical experience and known trends.

        Revenue from services is recognized as services are performed. Revenues related to the Company's imaging operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. Revenues related to the Company's logistics operations, which includes the delivery of printed material, are recognized upon completion of the delivery of services.

        The Company also manufactures printing-related auxiliary equipment to ensure industry leading technology for its own printing operations as well as to sell to other businesses. Revenue is recognized for the equipment sales at time of shipment. Services revenues related to the installation of equipment at customer sites are recognized upon completion of the installation. Payments can be received from customers during the manufacture of equipment and prior to shipment or in the case of the installation services prior to completion of the installation. In all cases when payments are received in advance of meeting the applicable revenue recognition criteria, deferred revenue is recorded until the criteria are subsequently met.

        Services account for greater than 10% of the Company's consolidated net sales; therefore, net sales and related costs of sales of products and services have been included as separate line items in the consolidated statements of operations.

        Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as a principal or net of related costs as an agent. Billings for third-party shipping and handling costs, primarily in the Company's logistics operations, and out-of-pocket expenses are recorded gross in net sales and cost of sales in the consolidated statements of operations. Many of the Company's operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper. Revenues for Company-supplied paper are recognized on a gross basis.

        Byproduct Recoveries—The Company records the sale of byproducts as net product sales in the consolidated statements of operations.

        Financial Instruments—The Company uses derivative financial instruments for the purpose of hedging commodity and foreign exchange exposures that exist as part of ongoing business operations, including natural gas forward purchase contracts and foreign exchange contracts. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

        Derivative instruments are recorded on the consolidated balance sheets as either assets or liabilities measured at their fair value. If the derivative is designated as a fair value hedge, the changes

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged item affects earnings.

        The ineffective portions of the changes in the fair value of hedges are recognized in earnings. Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the consolidated statements of cash flows in the same category as the item being hedged.

        Fair Value Measurement—Effective January 1, 2008, the Company adopted the authoritative guidance for fair value measurements and disclosure with respect to financial assets and liabilities. Effective January 1, 2009, the Company adopted the non-financial assets and liabilities provisions. The guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements.

        Research and development—Research and development costs related to the development of new products or the adaptation of existing products are expensed as incurred, included in cost of sales and totaled $17.3 million, $14.3 million and $14.8 million during the years ended December 31, 2010, 2009 and 2008, respectively.

        Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables and notes receivable. No single customer comprised more than 10% of the Company's consolidated net sales in 2010, 2009 or 2008 or 10% of the Company's consolidated accounts receivable as of December 31, 2010 or 2009. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company's historical collection experience.

        Inventories—Inventories include material, labor, and plant overhead and are stated at the lower of cost or market. The Company also maintains inventory allowances for excess and obsolete inventories determined in part by future demand forecasts. On January 1, 2010, the Company changed its method of accounting for all remaining inventories valued on the last-in, last-out ("LIFO") method to the first-in, first-out ("FIFO") method. The Company believes the change is preferable because the FIFO inventory method provides a more meaningful presentation of financial position as it reflects more recent costs in the consolidated balance sheet. Moreover, the change also conforms all of the Company's raw material, work in process and finished goods to a single costing method. The impact of the inventory valuation change to FIFO did not result in a material impact on the Company's consolidated financial statements. At December 31, 2009, 24% of domestic paper and ink inventories were valued using LIFO, and the remaining inventories at December 31, 2009 were valued using FIFO and consist primarily of work in process, other raw materials and international inventories.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Property, plant and equipment—Property, plant and equipment are recorded at cost, and are depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. Major improvements that extend the useful lives of existing assets are capitalized and charged to the asset accounts while repairs and maintenance, which do not improve or extend the useful lives of the respective assets, are expensed as incurred. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset.

Asset Category	Range of Useful Lives
Buildings	10 to 40 Years
Machinery and equipment	5 to 15 Years
Other	3 to 10 Years

        Other Intangible Assets—Identifiable intangible assets, except for those intangible assets with indefinite lives, are recognized apart from goodwill and are amortized over their estimated useful lives. Identifiable intangible assets with indefinite lives are not amortized.

        Impairment of Long-Lived and Other Intangible Assets—The Company evaluates long-lived assets and other intangible assets (of which the most significant are property, plant and equipment and customer relationship intangible assets) whenever events and circumstances have occurred that indicate the carrying value of an asset may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is generally estimated by the ability to recover the balance of the assets from expected future operating cash flows on an undiscounted basis. If impairment is determined to exist, any related impairment loss is calculated based on the difference in the fair value and carrying value of the asset.

        Goodwill and Indefinite-lived Intangible Assets—Goodwill and indefinite-lived intangible assets are reviewed annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit's fair value estimated based on comparable company market valuations and/or expected future discounted cash flows to be generated by the reporting unit to its carrying value. If the carrying value exceeds the reporting unit's fair value, the Company performs a fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified.

        Income Taxes—In connection with the July 2, 2010 acquisition of World Color Press Inc. ("World Color Press" or "WCP") and the public registration of the Quad/Graphics class A stock, the Company changed the tax status of remaining entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code of 1986 ("Internal Revenue Code"), as amended. From that point forward, the Company is subject to federal and state income taxes.

        Prior to July 2, 2010, the majority of entities within the Company's structure were an S corporation. As an S corporation, the Company was contractually required under a shareholders'

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

agreement to pay tax distributions to shareholders in connection with the Company's election to be taxed as an S corporation. Certain entities, representing less than 5% of the Company's book and taxable income, were C corporations for administrative and legal purposes. The C corporations are taxable at a legal entity level. Also, certain states impose entity level taxes on the S corporations. The Company has recorded deferred income taxes on temporary differences in the financial reporting and income tax basis of certain assets and liabilities at applicable income tax rates for those entities which are subject to tax at the entity level.

        The Company recognizes a tax position in its consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty-percent likely of being recognized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

        The determination of the Company's worldwide tax provision and related tax assets and liabilities requires the use of significant judgment, estimates, and the interpretation of complex tax laws. In the ordinary course of business, there are transactions and calculations where the final tax outcome is uncertain. While the Company believes it has the appropriate support for the positions taken, certain positions may be successfully challenged by taxing authorities. The Company applies the provisions of the authoritative guidance on accounting for uncertain tax positions to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions. The determination of the Company's worldwide tax provision includes the impact of any changes to the amount of tax benefits recognized with respect to uncertain tax positions.

        Pension and Postretirement Plans—The Company assumed certain defined benefit pension and postretirement benefit plans as part of the World Color Press acquisition. Pension plan costs are determined using actuarial methods and are funded through contributions. The Company records amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheet, but are generally amortized into operating income over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. For the purposes of calculating the expected return on plan assets, those assets are valued at fair value. When an event gives rise to both a curtailment and a settlement, the curtailment is accounted for prior to the settlement. The Company's measurement date to measure the defined benefit plan assets and the projected benefit obligation is December 31.

        In addition, as a result of the acquisition of World Color Press, the Company participates in nine union multiemployer pension plans ("MEPPs"). The Company records the required cash contributions to the MEPPs as expenses in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. However, due to the significantly underfunded status of the MEPPs, the Company intends to withdraw from the MEPPs and

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

replace these benefits with a company sponsored "pay as you go" defined contribution plan. The estimated withdrawal liability is based on withdrawal liability projections received from the MEPPs' trustees. See Note 19 for further discussion.

        Stock-Based Compensation—The Company recognizes stock-based compensation expense over the vesting period for all stock-based awards made to employees and directors based on the fair value of the instrument at the time of grant.

        Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of unrecognized actuarial gains and losses and prior service costs for pension and postretirement plans, changes in the fair value of certain derivative financial instruments and foreign currency translation adjustments and is presented in the Consolidated Statement of Redeemable Equity, Common Stock and Other Equity and Noncontrolling Interests. The components of accumulated other comprehensive income (loss) consists of the following at December 31:

	2010	2009	2008
Translation adjustments	$0.5	$(3.7)	$(8.1)
Unrealized loss on cash flow hedges	—	—	(2.5)
Pension and other postretirement benefit liability adjustments, net of tax of $30.0 million	52.2	—	—

Accumulated other comprehensive income (loss)	$52.7	$(3.7)	$(10.6)

        Transaction gains and losses are recorded in net earnings (loss). Foreign exchange transactions resulted in losses of $6.3 million in 2010, $3.0 million in 2009 and $1.6 million in 2008.

Note 2. New Accounting Pronouncements

        In July 2010, the FASB issued accounting guidance which amends existing disclosure requirements and requires additional quantitative and qualitative disclosures concerning financing receivables, credit risk exposures and the allowance for credit losses. Certain aspects of this accounting guidance were effective and adopted by the Company in the fourth quarter of 2010. This adoption did not have and is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued accounting guidance which requires additional disclosures regarding transfers between Levels 1, 2, and 3 of the fair value hierarchy, as well as a more detailed reconciliation of recurring Level 3 measurements. Certain aspects of this accounting guidance were effective and adopted by the Company in the first quarter of 2010. This adoption did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued accounting guidance that defines subsequent events as events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the consolidated financial statements were issued. Recognized subsequent events are

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 2. New Accounting Pronouncements (Continued)

required to be recognized in the consolidated financial statements, and non-recognized subsequent events are required to be disclosed. The adoption of the accounting guidance is consistent with current practice and did not have any impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued accounting guidance which introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this accounting guidance clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity. Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities. The Company adopted this guidance effective January 1, 2010, and the adoption of the accounting guidance did not have an impact on the Company's consolidated financial statements.

Note 3. Acquisitions

2010 Acquisitions

        On February 28, 2010, the Company acquired a 47% interest in HGI Company, LLC ("HGI"), a Wisconsin-based commercial printer for $10.0 million. On October 29, 2010, the Company purchased the remaining 53% of HGI's equity to increase the Company's ownership to 100% for $5.1 million in cash and $7.4 million in Company stock. The total purchase price for HGI was $22.5 million. The Company also assumed $12.8 million of debt. This was accounted for using the acquisition method of accounting under existing GAAP. HGI specializes in short to medium-run books, manuals, directories, publications, marketing collateral and in-store/point-of-purchase materials. HGI is included within the North America Print and Related Services segment and was accounted for using the equity method of accounting from February 28, 2010 until October 29, 2010 and was consolidated subsequent to October 29, 2010 upon acquiring 100% ownership.

        On July 2, 2010, the Company acquired World Color Press, a provider of comprehensive print, digital and related services to retailers, catalogers, publishers, branded-goods companies and other businesses in North America and Latin American countries. World Color Press' products include advertising inserts, circulars, catalogs, direct mail products, magazines, books, directories, digital pre-media, logistics, and mail list technologies. The operations of World Color Press are complimentary to the Company's existing business, and as a result this acquisition is expected to improve the Company's ability to serve customers and reduce management, procurement, manufacturing and distribution costs.

        In connection with the closing of the acquisition, the Company registered its class A stock with the United States Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended, and on July 6, 2010, Quad/Graphics' class A stock commenced trading on The New York Stock Exchange, LLC ("NYSE") under the symbol "QUAD".

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 3. Acquisitions (Continued)

        At the completion of the acquisition, each outstanding World Color Press common share, including the common shares issued upon conversion of certain World Color Press preferred shares, was converted into the right to receive 0.2154 shares of class A stock of Quad/Graphics. The former World Color Press common shareholders received a total of 18,734,045 shares of Quad/Graphics class A stock (subject to fractional share cash-outs). Immediately following the completion of the acquisition, the shareholders of Quad/Graphics who were shareholders prior to completion of the acquisition owned approximately 60% of the outstanding common stock of Quad/Graphics and former common shareholders of World Color Press owned approximately 40% of the outstanding common stock of Quad/Graphics. In addition to the share consideration, former holders of World Color Press common shares received aggregate cash consideration of $48.4 million, or approximately $0.56 per share. Quad/Graphics also provided $44.9 million of cash consideration to purchase all outstanding World Color Press warrants and to fund redemptions of or payments due on any other equity securities not converted to common shares, including dividends on preferred shares.

        Based on this consideration, the total purchase price to consummate the acquisition of World Color Press was as follows:

Purchase Price
New Quad/Graphics class A common shares issued	18.734045
Average Quad/Graphics class A common share price on July 6, 2010 (first day of trading)	$48.50

Stock consideration	908.6
Cash consideration	93.3

Purchase price	$1,001.9

        Concurrent with the closing of the acquisition, Quad/Graphics received a $250.0 million advance from the revolving credit facility and $689.2 million from the term loan portion of the $1.23 billion debt financing agreement discussed in Note 15. These amounts, as well as Quad/Graphics and World Color Press cash, were used on July 2, 2010 to fund:

  (1)
  Replacement of Quad/Graphics' former revolving credit facility, which had outstanding borrowings of $106.1 million (including interest owed and payment of debt issuance costs due upon the transaction for the new debt financing agreement of $32.9 million);

  (2)
  Satisfaction of certain World Color Press debt obligations of $580.6 million, which included $8.0 million of early repayment premiums and funding of $123.9 million to defease the World Color Press' unsecured notes (of which $34.7 million was returned to the Company on August 2, 2010 upon the unsecured notes being called by the Company, resulting in $89.2 million of restricted cash related to the unsecured notes remaining);

  (3)
  Transaction costs of $45.5 million were paid on July 2, 2010 (excluding debt issuance costs); any transaction costs incurred by Quad/Graphics were expensed as incurred in accordance with the acquisition method of accounting and are classified as restructuring, impairment and transaction-related charges on the consolidated statements of operations;

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 3. Acquisitions (Continued)

  (4)
  Redemption of outstanding World Color Press equity securities (consisting of preferred shares, warrants, deferred share units and restricted share units) and the cash consideration paid to the former World Color Press common shareholders described above, which in total were $88.5 million (in addition to $4.8 million of preferred dividends, which had been paid after the January 25, 2010 execution of the arrangement agreement but prior to July 2, 2010);

  (5)
  Distribution of $140.0 million to Quad/Graphics' then existing common shareholders;

  (6)
  Collateralization of letters of credit of $32.0 million;

  (7)
  Payment to settle a capital lease of $17.6 million; and

  (8)
  Other obligations arising from the acquisition of $14.7 million.

        The following unaudited pro forma combined financial information presents the Company's results as though Quad/Graphics and World Color Press had combined at the beginning of each respective period. The pro forma information has been prepared with the following considerations:

  (1)
  The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting under existing GAAP. Quad/Graphics is the acquirer for accounting purposes.

  (2)
  World Color Press historical amounts have been converted from Canadian generally accepted accounting principles to GAAP.

  (3)
  On July 21, 2009, upon emergence from bankruptcy protection in Canada and the United States, World Color Press was required to adopt "fresh start" financial accounting. Under fresh start accounting, World Color Press undertook a comprehensive re-evaluation of its assets and liabilities and World Color Press became a new entity for financial reporting purposes (that new entity referred to as the "successor", and the periods prior to fresh start date are referred to as the periods of the "predecessor"). Fresh start accounting was adopted as of the nearest month-end date of July 31, 2009, as the activity between July 22, 2009 and July 31, 2009 was deemed to be immaterial. For the purposes of the pro forma combined financial information for 2009 presented below, the predecessor activity from January 1, 2009 through December 31, 2009 has been adjusted to reflect what the activity would have been on a successor basis.

  (4)
  The pro forma combined financial information does not reflect any operating synergy savings that the combined company may achieve as a result of the acquisition, the costs necessary to

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 3. Acquisitions (Continued)

    achieve these operating synergy savings or additional charges necessary as a result of the integration, or the tax effects for the Company's transition to a C corporation.

	Years Ended December 31,
	2010 (pro forma)	2009 (pro forma)
Pro forma net sales	$4,764.7	$4,872.5
Pro forma net earnings (loss) attributable to common shareholders	(229.0)	48.5
Pro forma diluted earnings (loss) per share attributable to common shareholders	(4.88)	1.01

        The World Color Press acquisition was accounted for using the acquisition method of accounting under existing GAAP. The Company has recorded an allocation of the purchase price to World Color Press tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of July 2, 2010. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation is as follows (in millions):

Purchase Price Allocation
Cash and cash equivalents	$114.6
Other current assets	629.4
Property, plant and equipment	843.0
Identifiable intangible assets	386.7
Other long-term assets	124.7
Current liabilities	(527.8)
Long-term debt and long-term capital lease obligations	(499.1)
Long-term deferred income taxes, net	(144.7)
Pension and postretirement obligations	(546.9)
Other long-term liabilities	(138.3)
Goodwill	760.3

Purchase price	$1,001.9

        The allocation of the purchase price is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The Company has substantially completed the purchase price allocation during the fourth quarter of 2010 and such allocation was recorded in the North America Print and Related Services segment and the International Segment (see Note 5).

2009 Acquisitions

        On January 30, 2009, the Company acquired the final 32% interest in Quad/Winkowski to increase the Company's ownership to 100% in exchange for fair value consideration of $8.9 million. Quad/Winkowski's operations are included in the International segment.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 4. Restructuring, Impairment and Transaction-Related Charges

        The Company recorded restructuring, impairment and transaction-related charges for the year ended December 31, 2010, 2009 and 2008 as follows:

	December 31,
	2010	2009	2008
Employee terminations	$38.6	$10.1	$1.6
Impairment charges	32.9	—	8.9
Transaction-related charges	41.5	—	—
Integration costs	27.8	—	—
Other restructuring charges	21.7	1.1	0.3

Total	$162.5	$11.2	$10.8

        The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. The costs related to restructuring activities have been recorded on the consolidated statements of operations as restructuring, impairment and transaction-related charges. For restructuring, impairment and transaction-related charges by segment see Note 24.

2010 Restructuring Events

        For the year ended December 31, 2010, the Company recorded: (1) $41.5 million of transaction costs in connection with the acquisitions of World Color Press and HGI, (2) $38.6 million of severance for 2010 plant closures and various workforce reductions attributable to 4,222 headcount reductions, (3) $32.9 million of impairment charges on assets primarily related to the June 2010 announcement of the closure of the Pila, Poland plant, the August 2010 announcement of the closure of the Reno, Nevada plant, and the November 2010 announcement of the closure of the Fredericksburg, Virginia plant, (4) $27.8 million of integration costs in connection with the integration of World Color Press' operations into Quad/Graphics and (5) $21.7 million of various other restructuring charges including utility contract termination costs, lease termination costs, and costs to maintain and exit idle facilities. The transaction costs and the integration costs are expensed as incurred in accordance with the applicable accounting guidance.

        Throughout 2010, the Company began to execute various workforce reduction initiatives related to certain corporate and administrative functions, including the closure of the World Color Press corporate headquarters in Montreal, Quebec, as well as various plant reductions. As part of this initiative, the Company recognized $9.7 million of severance charges attributable to 424 headcount reductions for the year ended December 31, 2010, and will incur additional severance charges in the future. Prior to the acquisition, World Color Press implemented a retention bonus plan for certain employees, for which $5.7 million of expense was recognized for the year ended December 31, 2010.

        On November 30, 2010, the Company announced the closure of the Fredericksburg, Virginia plant and workforce reductions at the Mt. Morris, Illinois plant. As part of the closure of the Fredericksburg plant, the Company recognized $1.2 million of severance charges, $2.1 million of impairment charges and the Company will incur additional severance charges for Fredericksburg in the future attributable

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 4. Restructuring, Impairment and Transaction-Related Charges (Continued)

to 193 headcount reductions. As a part of the workforce reductions in Mt. Morris, the Company recognized $0.8 million of severance charges attributable to 441 headcount reductions for the year ended December 31, 2010, and will incur additional severance charges in the future.

        On October 6, 2010, the Company announced the closure of the St. Jean sur Richelieu ("St. Jean") plant in Quebec, Canada and workforce reductions at the Edmonton, Alberta plant. As part of the closure of the St. Jean plant, the Company recognized $4.6 million of severance charges and will incur additional severance charges in the future attributable to 293 headcount reductions. The Company also incurred $0.6 million of other restructuring charges related to equipment dismantling and facility clean up costs for the closure as of December 31, 2010. As part of the workforce reductions at the Edmonton plant, the Company recognized $0.7 million of severance charges attributable to 41 headcount reductions for the year ended December 31, 2010 and will incur additional severance charges in the future.

        On August 5, 2010, the Company announced plant closures in Reno, Nevada; Clarksville, Tennessee; Corinth, Mississippi; and Cincinnati (Lebanon), Ohio, as well as the acceleration of the previously announced plant closure in Dyersburg, Tennessee. The operations of these plants were consolidated into other existing facilities as part of the integration efforts to streamline the operations of the Company. Each of these plants ceased production during 2010. As part of these closures, the Company recognized $12.6 million of severance charges attributable to 2,123 headcount reductions, $6.4 million of impairment charges, $4.4 million of facility, equipment dismantling and other restructuring charges, $4.0 million of long-term utility contract costs, and $0.3 million of lease termination costs for the year ended December 31, 2010. In addition, as a result of the closure of the Clarksville plant, a one-time pension curtailment credit of $3.4 million was recorded.

        On June 16, 2010, the Company announced the closure of a printing plant in Pila, Poland and consolidation of these operations into the Company's Wyszkow, Poland printing plant. The Company began equipment relocations in July and completed the majority of the relocations by the end of 2010. As part of this plant closure, the Company recognized $3.3 million of severance charges attributable to 707 headcount reductions for the year ended December 31, 2010. The Company also recognized $24.4 million of asset impairment charges and $1.2 million of equipment dismantling charges and other restructuring charges in the year ended December 31, 2010.

        Other restructuring charges incurred during 2010 included $9.0 million of estimated lease termination costs and $5.6 million of facility and other restructuring charges.

2009 Restructuring Events

        For the year ended December 31 2009, the Company recorded: (1) $10.1 million of severance for 2009 workforce reductions attributable to 965 headcount reductions and (2) $1.1 million of lease termination costs. The employees who were terminated all ceased employment as of December 31, 2009 and payments associated with these employee terminations were substantially complete by the end of 2009.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 4. Restructuring, Impairment and Transaction-Related Charges (Continued)

2008 Restructuring Events

        For the year ended December 31, 2008, the Company recorded: (1) $8.9 million of impairment charges related to idled property, plant and equipment, (2) $1.6 million of severance for 2008 workforce reductions attributable to 100 headcount reductions and (3) $0.3 million of lease termination costs. The employees who were terminated all ceased employment as of December 31, 2008 and payments associated with these employee terminations were substantially complete by the end of 2008.

Restructuring Reserve

        Activity impacting the Company's restructuring reserve is as follows:

	Employee Terminations	Impairment Charges	Transaction- Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at January 1, 2009	$0.1	$—	$—	$—	$0.3	$0.4
Reserve provisions	10.1	—	—	—	1.1	11.2
Cash payments	(10.1)	—	—	—	—	(10.1)
Non-cash write-offs	—	—	—	—	—	—

Balance at December 31, 2009	$0.1	$—	$—	$—	$1.4	$1.5

Acquired reserves (see Note 3)	18.6	—	11.9	—	36.8	67.3
Reserve provisions	38.6	32.9	41.5	27.8	21.7	162.5
Cash payments	(32.6)	—	(53.4)	(12.3)	(20.2)	(118.5)
Non-cash write-offs	—	(32.9)	—	(14.4)	2.9	(44.4)

Balance at December 31, 2010	$24.7	$—	$—	$1.1	$42.6	$68.4

        Certain restructuring initiatives were assumed by the Company in the acquisition of World Color Press and the related reserves were included in the purchase price allocation. These initiatives related to the closure of certain facilities in North America as well as various workforce reductions announced prior to the acquisition. The Company expects the majority of the restructuring reserves to be paid within the next twelve months.

Note 5. Goodwill and Other Intangible Assets

        Goodwill of $760.3 million was recorded from the acquisition of World Color Press and the valuation of the World Color Press balance sheet (see Note 3). Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Based on the assessment completed at October 31, 2010, there were no indications of impairment in the Company's goodwill and indefinite-lived intangible assets. The fair value of all reporting units is substantially in excess of the carrying value. Goodwill at December 2010, 2009, and 2008 did not include any accumulated impairment losses.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 5. Goodwill and Other Intangible Assets (Continued)

        Goodwill at December 31, 2010 and 2009 was as follows:

	North America Print and Related Services	International	Total
Balance at January 1, 2009	$37.5	$2.1	$39.6
Acquisitions	—	—	—

Balance at December 31, 2009	37.5	2.1	39.6
Goodwill from World Color Press acquisition (see Note 3)	744.3	16.0	760.3
Goodwill from other acquisitions	13.4	—	13.4
Translation Adjustment	1.3	0.1	1.4

Balance at December 31, 2010	$796.5	$18.2	$814.7

        The components of other intangible assets at December 31, 2010 and 2009 were as follows:

	December 31, 2010
						December 31, 2009
	Weighted Average Amortization Period (Years)
		Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.0	$(9.0)	$—	$1.0	5	$10.1	$(8.9)	$1.2
Customer relationships (see Note 3)	6	393.7	(32.3)	—	361.4		—	—	—
Capitalized software	5	4.1	(1.0)	—	3.1	5	4.1	(0.1)	4.0
Acquired technology	5	5.3	(2.7)	—	2.6	5	5.3	(1.7)	3.6

Total finite-lived intangible assets		413.1	(45.0)	—	368.1		19.5	(10.7)	8.8
Other indefinite-lived intangible assets		1.2	—	(1.0)	0.2		1.2	—	1.2

Total		$414.3	$(45.0)	$(1.0)	$368.3		$20.7	$(10.7)	$10.0

        For the year ended December 31, 2010, the gross carrying amount of other intangible assets increased $393.6 million primarily due to $386.7 million of intangible assets for customer relationships from the acquisition of World Color Press as discussed in Note 3.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 5. Goodwill and Other Intangible Assets (Continued)

        Amortization expense for intangible assets was $35.2 million, $2.1 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2010:

2011	$66.8
2012	68.0
2013	67.9
2014	67.0
2015	65.3
2016	33.1

Total	$368.1

Note 6. Receivables

        Transactions affecting the allowance for doubtful accounts during the years ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$22.4	$26.9	$22.8
Acquired reserve (see Note 3)	63.8	—	—
Provisions charged to expense	3.7	21.9	9.0
Write-offs	(4.4)	(26.4)	(4.9)

Balance at end of year	$85.5	$22.4	$26.9

Note 7. Inventories

        The components of the Company's inventories at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Raw materials and manufacturing supplies	$164.4	$61.3
Work in process	52.7	16.6
Finished goods	30.3	9.4

Total	$247.4	$87.3

        The Company recognized LIFO (benefit) expense of $(3.5) million and $1.0 million for the years ended December 31, 2009 and 2008, respectively. There was no LIFO (benefit) expense in 2010 due to changing the accounting method on January 1, 2010 as discussed in Note 1.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 8. Property, Plant and Equipment

        The components of the Company's property, plant and equipment at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Land	$136.4	$74.2
Buildings	919.1	731.9
Machinery and equipment	3,344.0	2,821.1
Other	182.4	151.5
Construction in progress	45.2	20.1

	4,627.1	3,798.8
Less: Accumulated depreciation	(2,309.3)	(2,121.5)

Total	$2,317.8	$1,677.3

        Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment. As a result of certain restructuring and integration activities during 2010, the Company recorded an impairment charge of $30.0 million in 2010 to reduce the carrying amount of certain buildings and production equipment to fair value primarily related to the closure of the Pila, Poland and Reno, Nevada manufacturing facilities. During 2009, no events or changes in circumstances indicate that the carrying value of such property, plant and equipment may not be recoverable. During 2008, the Company recorded an impairment charge of $8.9 million to reduce the carrying amount of certain production equipment to fair value.

        The Company recognized depreciation expense of $239.3 million, $194.6 million and $202.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

        During 2009, a fire at the Company's West Virginia location damaged equipment and other property within the facility. The Company received $3.3 million and $19.2 million from the insurance carrier relating to this equipment and related repair costs in 2010 and 2009, respectively. Casualty gains of $7.1 million and $12.2 million were recorded in selling, general and administrative expenses for this equipment during the years ended December 31, 2010 and 2009, respectively.

Assets Held for Sale

        Certain closed World Color Press facilities are considered held for sale. The net book value of the assets held for sale was $20.0 million as of December 31, 2010. These assets were valued at the fair value determined as part of the World Color Press purchase price allocation, which reflects ordinary liquidation value less the estimated costs to sell. Assets held for sale are included in prepaid expenses and other current assets in the consolidated balance sheets. There were no assets considered held for sale at December 31, 2009.

Note 9. Restricted Cash

        Restricted cash included on the December 31, 2010 consolidated balance sheet primarily relates to required transaction payments assumed in the acquisition of World Color Press (see Note 3). There was no restricted cash at December 31, 2009.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 9. Restricted Cash (Continued)

        The following table summarizes the details of restricted cash as of December 31, 2010:

December 31, 2010
Defeasance of unsecured notes to be issued (see Note 13)	$89.2
Collateralization of letters of credit	4.8
Other	6.5

Total	$100.5

Note 10. Equity Method Investments in Unconsolidated Entities

        The Company has a 49% ownership interest in Plural Editora e Gráfica ("Plural"), a commercial printer based in São Paulo, Brazil, and a 50% ownership interest in World Color Chile S.A. ("Chile"), a commercial printer based in Santiago, Chile. The Company's ownership interest in Plural is accounted for using the equity method of accounting for all periods presented. The Company's ownership interest in Chile is accounted for using the equity method of accounting since July 2, 2010, when the Company acquired its ownership interest in Chile as part of the World Color Press acquisition.

        The Company's percentage of Plural's and Chile's net results of operations is recorded in the line item entitled equity in earnings of unconsolidated entities in the Company's condensed consolidated statements of operations, and is included within the International segment.

        The combined condensed balance sheet for Plural and Chile as of December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009
Current assets	$104.3	$42.2
Long-term assets	206.1	73.9

Total assets	$310.4	$116.1

Current liabilities	$84.5	$32.7
Long-term liabilities	51.3	16.7

Total liabilities	$135.8	$49.4

        The combined condensed statements of operations for Plural and Chile for years ended December 31, 2010, 2009 and 2008 are presented below:

	December 31,
	2010	2009	2008
Net sales	$166.9	$143.1	$114.5
Operating income	22.7	18.4	11.9
Net earnings	16.9	12.8	9.1

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 11. Accrued Liabilities

        The components of the Company's accrued liabilities at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Employee-related liabilities	$178.6	$68.6
Restructuring reserve	68.4	1.5
Taxes and income taxes	53.7	27.9
Interest and rent	22.5	12.3
Other	103.9	41.4

Total accrued liabilties	$427.1	$151.7

        Employee-related liabilities consist primarily of payroll, bonus and profit sharing, vacation, health and workers' compensation.

Note 12. Commitments and Contingencies

Commitments

        The Company had firm commitments of $48.4 million to purchase press and finishing equipment at December 31, 2010. In addition, as of December 31, 2010, the Company has commitments of $26.1 million for severance payments related to announced employee restructuring activities.

Litigation

        In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which ultimately result from such lawsuits are not expected to have a material adverse effect on the consolidated financial statements of the Company.

Environmental Reserves

        The Company is subject to various laws, regulations and government policies relating to health and safety, to the generation, storage, transportation, and disposal of hazardous substances, and to environment protection in general. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company believes it is in compliance with such laws, regulations and government policies in all material respects. Furthermore, the Company does not anticipate that maintaining compliance with such environmental statutes will have a material adverse effect upon the Company's competitive or consolidated financial position.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 13. World Color Press Insolvency Proceedings

        On January 20, 2008, Quebecor World Inc. ("QWI") and 53 of its subsidiaries filed for creditor protection under the Companies' Creditors Arrangement Act ("CCAA") in Canada. On the following day, Quebecor World (USA) Inc., and 52 of its domestic and indirect subsidiaries (the "U.S. Debtors") filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States. In connection with the insolvency proceedings in Canada and the U.S., QWI formulated a Canadian plan of reorganization and compromise pursuant to the CCAA and the U.S. Debtors formulated a plan of reorganization pursuant to the U. S. Bankruptcy Code. The respective plans of reorganization provided for the coordinated restructuring of QWI and its debtor subsidiaries, the compromise of certain claims of their respective creditors, and a reorganization of QWI's capital structure (the "Plans"). The Plans were sanctioned by the Quebec Superior Court and confirmed by the U.S. Bankruptcy Court, respectively, and became effective on July 21, 2009. As a result, QWI and the U.S. Debtors emerged from bankruptcy protection, and QWI changed its name to "World Color Press Inc."

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

        With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that $26.1 million of such recorded claims have yet to be paid as of December 31, 2010, and this obligation is classified in the consolidated balance sheet as amounts owing in satisfaction of bankruptcy claims.

        With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), the U.S. Plan provides that upon allowance of each such claim the creditor holding such allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million, and that in the event that the total of all allowed Class 3 Claims exceeds $150.0 million each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest thereon. In connection with the Company's acquisition of World Color Press, the unsecured notes were defeased pursuant to the terms and conditions of the applicable unsecured notes indenture, and $123.9 million, representing the maximum principal amount of all notes that could be issued (i.e., $75.0 million), together with all interest that would accrue on such unsecured notes through the maturity date of July 15, 2013 and a 5% prepayment redemption premium, was deposited with the trustee of the unsecured notes indenture. Further, upon the Company's acquisition of World Color Press and the defeasance of the unsecured notes, the Company then elected to redeem the unsecured notes, and, to that end, provided the requisite thirty day notice to the trustee under the unsecured notes indenture. Upon the expiration of such thirty day notice period, the unsecured notes

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 13. World Color Press Insolvency Proceedings (Continued)

were redeemed, with the trustee retaining $89.2 million on account of the principal amount of the then redeemed unsecured notes, together with accrued interest through the redemption date of August 2, 2010, and the 5% prepayment redemption premium, and the balance of $34.7 million was returned to the Company. The $89.2 million held by the trustee under the unsecured notes indenture is classified as restricted cash in the consolidated balance sheet. As of December 31, 2010, the Company recorded $52.5 million (representing $44.6 million of principal, $5.7 million of accrued interest, and $2.2 million of prepayment penalties) of the $89.2 million as unsecured notes to be issued in the consolidated balance sheet. In the event that any excess remains after the allowance and payment of all Class 3 Claims, such amount will revert to the Company.

        While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, amounts owing in satisfaction of bankruptcy claims on the consolidated balance sheet could be materially higher than the amounts estimated and the amounts payable on account of the unsecured notes could reach the maximum aggregate principal amount of $75.0 million. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete.

Note 14. Income Taxes

        In connection with the July 2, 2010 acquisition of World Color Press (see Note 3) and the public registration of the Quad/Graphics class A stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code. From that point forward, these entities are subject to federal and state income taxes. The impact from the conversion to C corporation status resulted in the recognition of net short-term deferred tax assets of $23.6 million, net long-term deferred tax liabilities of $223.3 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of $0.8 million, and recognition of income tax expense for the year ended 2010 of $200.5 million.

        From January 1, 2005 to July 1, 2010, Quad/Graphics was contractually required under a shareholders' agreement to pay tax distributions to shareholders in connection with the Company's election to be taxed as an S corporation. As a result of the Company's issuance of shares of class A stock pursuant to the acquisition of World Color Press and the termination of the S corporation election, the shareholders' agreement was amended to terminate the obligation to pay tax distributions for periods following July 1, 2010 and to revise certain provisions concerning adjustments to tax distributions related to the S corporation periods prior to July 1, 2010. The shareholders during the S corporation years will receive adjusting payments if there is ultimately an increased tax liability or will be required to reimburse the Company if the tax liability decreases from what was previously estimated and distributed for such prior periods. Adjustments could be required for: (1) the finalization of the unfiled tax year of 2010 or (2) audits or other necessary adjustments of prior periods. All such adjustments made will be recorded to retained earnings on the consolidated balance sheet.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 14. Income Taxes (Continued)

        Income taxes have been based on the following components of earnings before income taxes and equity in earnings of unconsolidated entities for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
U.S.	$59.3	$72.6	$126.1
Foreign	(95.2)	(24.3)	(26.4)

Total	$(35.9)	$48.3	$99.7

        The components of income tax expense consist of the following for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
Federal:
Current	$23.5	$(1.5)	$(2.9)
Deferred	185.4	2.2	1.2
State:
Current	3.6	1.7	3.0
Deferred	11.1	—	3.7
Foreign:
Current	3.5	0.6	0.2
Deferred	(3.9)	(1.5)	(1.5)

Total	$223.2	$1.5	$3.7

        The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company's effective tax rate:

	December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Tax adjustment due to S corporation status	(45.7)	(36.0)	(34.2)
Foreign rate differential	(35.6)	(1.5)	(1.5)
State taxes, net of federal benefit	(6.0)	1.6	5.0
Nondeductible transaction costs	(11.6)	—	—
Establish net deferred tax liabilities due to S corporation status termination	(559.3)	—	—
Adjustment to valuation allowances	(29.4)	—	—
Credits—generated / expired	2.4	—	—
Loss from foreign branches	61.7	—	—
Other	(33.2)	4.0	(0.6)

Effective income tax rate	(621.7)%	3.1%	3.7%

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 14. Income Taxes (Continued)

Deferred Income Taxes

        The significant deferred tax assets and liabilities as of December 31, 2010, July 2, 2010 (including impacts from the purchase price allocation), and December 31, 2009 were as follows:

	December 31, 2010	July 2, 2010	December 31, 2009
Deferred tax assets:
Accrued liabilities	$78.9	$85.9	$6.5
Accrued compensation	32.7	32.5	—
Allowance for doubtful accounts	25.7	25.1	—
Interest limitation	104.9	102.6	—
Pension, postretirement and workers compensation benefits	168.5	200.6	—
Net operating loss and other tax carryforwards	163.2	144.6	50.3
Other	48.3	49.0	0.9

Total deferred tax assets	622.2	640.3	57.7
Valuation allowance	(227.7)	(208.0)	(40.8)

Net deferred tax assets	$394.5	$432.3	$16.9

Deferred tax liabilities:
Property, plant and equipment	$(441.9)	$(456.5)	$(25.8)
Goodwill and intangible assets	(118.5)	(128.3)	—
Investment in U.S. subsidiaries	(169.5)	(166.4)	—
Other	(21.6)	(19.1)	(1.8)

Total deferred tax liabilities	(751.5)	(770.3)	(27.6)

Net deferred tax liabilities	$(357.0)	$(338.0)	$(10.7)

        The net deferred tax assets (liabilities) above are classified on the consolidated balance sheets as follows:

	December 31, 2010	July 2, 2010	December 31, 2009
Current net deferred tax asset	$76.8	$78.5	$5.3
Non-current net deferred tax liability	(433.8)	(416.5)	(16.0)

Total	$(357.0)	$(338.0)	$(10.7)

        At December 31, 2010, the Company had foreign net operating loss carry forwards of $378.0 million and state net operating loss carry forwards of $552.8 million. Of the foreign net operating loss carry forwards, $96.5 million is available without expiration while the remainder expires through 2030. The state net operating loss carry forwards expire in varying amounts beginning in 2010 and continuing through 2030. The Company also has $62.3 million of various state and foreign credit

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 14. Income Taxes (Continued)

carry forwards of which $32.1 million is available without expiration while the remainder expires beginning in 2010 through 2025. At December 31, 2010, the Company has recorded a valuation allowance of $227.7 million against deferred tax assets that are not expected to be realized.

        At July 2, 2010 and December 31, 2010, the Company's Icelandic subsidiary had gross net operating loss carry forwards of $625.7 million and $958.9 million, respectively. These net operating losses expire in varying amounts through 2020. At both July 2, 2010 and December 31, 2010, the Company has recorded a full valuation allowance against these deferred tax assets as they are not expected to be realized. The Company is in the process of winding down and liquidating this subsidiary, and as a result, will forfeit the Iceland net operating losses. Due to the full valuation allowance that has been recorded, there will be no impact to the future financial statements upon final liquidation of the subsidiary.

        The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. The Company considers all other earnings to be permanently invested. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of such subsidiaries at December 31, 2010 are not material.

Uncertain Tax Positions

        The following table summarizes the activity of the Company's liability for unrecognized tax benefits, $57.8 million of which would impact the Company's effective tax rate, if recognized:

	December 31,
	2010	2009	2008
Balance at beginning of period	$7.8	$7.4	$7.5
Additions due to the acquisition of World Color Press	122.3	—	—
Additions for tax positions of the current year	0.3	0.5	1.4
Additions for tax positions of prior years	0.5	—	1.1
Reductions for tax positions of prior years	(0.3)	(0.1)	(0.1)
Settlements during the period	(1.6)	—	—
Lapses of applicable statutes of limitations	(0.2)	—	(2.5)
Foreign exchange and other	0.9	—	—

Balance at end of period	$129.7	$7.8	$7.4

        As of December 31, 2010, it is reasonably possible that $4.6 million of the total amount of unrecognized tax benefits will decrease within 12 months due to resolution of audits or statute expirations.

        The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense related to tax uncertainties recognized in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was $0.0 million, $0.5 million and $0.1 million, respectively. Penalties in the

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 14. Income Taxes (Continued)

amount of $0.0 million, $0.0 million and $0.1 million were recognized for the years ended December 31, 2010, 2009 and 2008, respectively. Accrued interest of $6.4 million and $3.3 million related to income tax uncertainties was reported as a component of other long-term liabilities on the consolidated balance sheets at December 31, 2010 and 2009, respectively. Accrued penalties of $0.8 million and $0.3 million related to income tax uncertainties were reported in other long-term liabilities on the consolidated balance sheets at December 31, 2010 and 2009, respectively.

        The Company has tax years from 2007 through 2010 that remain open and subject to examination by the Internal Revenue Service. Tax years from 1995 through 2010 remain open and subject to examination in the Company's various major state jurisdictions within the United States. In Canada and Poland, the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2005.

Note 15. Debt

        Long-term debt consists of the following as of December 31, 2010 and 2009:

		December 31,
	Weighted Average Interest Rate
		2010	2009
Master note and security agreement (a)	7.52%	$672.0	$725.9
Term loan agreement—$700.0 million (b)	5.50%	686.5	—
Revolving credit agreement—$530.0 million (b)	3.81%	57.0	—
Former revolving credit agreement—$200.0 million (c)		—	26.5
International term loan—$75.5 million (d)	3.31%	72.1	81.9
International revolving credit facility—$16.7 million (d)	3.68%	14.9	15.5
Domestic term loan—$12.0 million (e)	3.26%	11.3	—
Domestic revolving credit agreement—$4.0 million (f)	3.25%	1.0	—
Other	4.59%	6.2	—

Total debt		$1,521.0	$849.8
Less: short-term and current portion of long-term debt		(102.6)	(100.1)

Long-term debt		$1,418.4	$749.7

(a)
These senior notes have a weighted-average interest rate of 7.52%, which is fixed to maturity, with interest payable semiannually. Principal payments commenced September 1997 and extend through April 2036 in various tranches. The notes are collateralized by certain U.S. land, buildings and press and finishing equipment under the terms of the master note and security agreement.

(b)
On April 23, 2010, the Company entered into a $1.23 billion debt financing agreement with certain lenders consisting of a $700.0 million term loan (net of a $10.8 million original issue discount) and a $530.0 million revolving credit facility to fund transaction-related payments for the World Color Press acquisition, refinance Quad/Graphics' existing revolving credit facilities and refinance certain World Color Press debt obligations outstanding. This $1.23 billion of financing is guaranteed by certain subsidiaries of the Company and is secured by substantially all of the Company's and each subsidiary guarantor's U.S. and, to a certain extent, Canadian assets, which were unencumbered

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 15. Debt (Continued)

  prior to the date of the new debt financing agreement. The $700.0 million term loan matures on July 1, 2016, requires variable quarterly principal payments and bears interest at a variable interest rate primarily based on LIBOR, subject to a 1.5% LIBOR minimum rate. The $530.0 million revolving credit facility matures on July 1, 2014 and bears interest at a variable interest rate primarily based on LIBOR. Issued letters of credit decrease the borrowing availability on the revolving credit facility. At December 31, 2010, the Company had borrowings of $57.0 million on the revolving credit agreement, as well as $30.4 million of issued letters of credit, leaving $442.6 million available for future borrowings.

(c)
The Company's unsecured revolving credit agreement for $200.0 million was replaced with the $530.0 million revolving credit agreement described in (b).

(d)
On December 16, 2008, debt related to the Company's international operations was refinanced by entering into a secured credit agreement ("Facilities Agreement"). The Facilities Agreement includes a Euro denominated term loan and a multicurrency revolving credit facility. The term loan principal payments commenced in December 2009 and it matures on December 16, 2015. The multicurrency revolving credit facility is used for financing its working capital and general business needs and will expire on December 16, 2011. At December 31, 2010, the Company's international operations had borrowings of $14.9 million under the multicurrency revolving credit facility, leaving $1.8 million available for future borrowing. At December 31, 2009, the Company's international operations had borrowings of $15.5 million under the multicurrency revolving credit facility, leaving $2.0 million available for future borrowing. The terms of the Facilities Agreement include certain financial covenants, a guarantee of the Facilities Agreement by the Company and a security agreement that includes collateralizing substantially all of the Quad/Winkowski assets. The facilities bear interest at the aggregate of the Warsaw Interbank Offered Rate ("WIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and margin.

(e)
The Company has a domestic term note for $12.0 million. Principal payments commenced August 2010 and extend through June 2012 when the remaining outstanding principal and accrued interest are due. These obligations bear interest at One Month LIBOR plus 3.00%. The note is collateralized by personal property under the terms of the security agreement.

(f)
The Company has a revolving line of credit agreement for $4.0 million with a maturity date of June 2011. These obligations bear interest at the prime rate. At December 31, 2010, the Company had borrowings of $1.0 million under this unsecured revolving credit agreement, leaving $3.0 million available for future borrowing. The revolving credit agreement is collateralized by personal property under the terms of the security agreement.

        Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's debt was approximately $1.5 billion at December 31, 2010.

        The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the respective debt agreements). Among these covenants,

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 15. Debt (Continued)

the Company must maintain the following (for each covenant, the most restrictive measurement has been included below):

  •
  On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended December 31, 2010, the Company's leverage ratio was 2.36 to 1.00). This ratio will step down to 3.50 to 1.00 on December 31, 2012 and further step down to 3.25 to 1.00 on December 31, 2013.

  •
  On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2010, the Company's interest coverage ratio was 6.01 to 1.00). This ratio will step up to 3.25 to 1.00 on December 31, 2011 and further step up to 3.50 to 1.00 on December 31, 2012.

  •
  On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended December 31, 2010, the Company's fixed charge coverage ratio was 2.94 to 1.00).

  •
  Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of December 31, 2010, the Company's consolidated net worth was $1.41 billion).

        The covenants also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. Pursuant to the Company's $1.23 billion debt financing agreement, the Company is prohibited from paying any dividends, repurchasing capital stock or making any distributions other than, among other limited situations, annual dividends or distributions not to exceed $60.0 million during each of 2011 and 2012. Starting January 1, 2013, the Company has additional dividend restrictions (based on free cash flow as defined in the debt financing agreement) if the Company's total leverage ratio is greater than 2.75 to 1.00, but has no restrictions if the Company's total leverage ratio is less than 2.75 to 1.00 (total leverage ratio as defined in the debt financing agreement). As of December 31, 2010, Quad/Graphics was in compliance with all debt covenants.

        To complete the $1.23 billion debt financing agreement, the Company incurred a total of $45.8 million of debt issuance costs. The debt issuance costs are being amortized on a straight-line basis over the six and four year maturities of the term loan and revolving credit facility, respectively, and are classified as other long-term assets on the consolidated balance sheet.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 15. Debt (Continued)

        Approximate annual principal amounts due on long-term debt are as follows during the years ending December 31:

2011	$102.6
2012	110.1
2013	123.0
2014	197.8
2015	179.0
2016	504.4
2017 - 2021	180.5
2022 - 2026	62.1
2027 - 2031	45.6
2032 - 2036	15.9

Total	$1,521.0

Note 16. Lease Obligations

        The Company entered into various master lease agreements for press and finishing equipment. These leases provide the Company with options to purchase the related equipment at the termination value, as defined, and at various early buyout dates during the term of the lease. These leases are accounted for as capital leases on the consolidated balance sheets.

        Assets recorded under capital leases are as follows as of December 31, 2010 and 2009:

	2010	2009
Presses and equipment—leased	$85.6	$93.0
Less—accumulated depreciation	(45.2)	(73.2)

Net presses and equipment—leased	$40.4	$19.8

        At December 31, 2010, the future maturities of capitalized leases consisted of the following:

2011	$16.3
2012	24.3
2013	10.5
2014	10.2
2015	0.5

Total minimum payments	$61.8
Less—amounts representing interest	(4.1)

Present value of minimum payments	$57.7
Less—current portion	(14.5)

Long-term capital lease obligations	$43.2

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 16. Lease Obligations (Continued)

        The Company has various operating lease agreements. Future minimum rental commitments under non-cancelable leases are as follows:

2011	$48.6
2012	41.6
2013	36.2
2014	27.7
2015	23.2
2016 and thereafter	79.5

Total	$256.8

        Rent expense under these operating lease agreements totaled $30.0 million, $10.7 million and $9.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Note 17. Financial Instruments and Fair Value Measurements

        Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its forward contracts, pension plans and other postretirement plans on a recurring basis. Assets measured at fair value on a nonrecurring basis include property, plant and equipment, assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, receivables, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of December 31, 2010 and 2009. See Note 15 for further discussion on the fair value of the Company's debt and Note 19 for the details of Level 1 and Level 2 inputs related to Employee Retirement Plans. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:
Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 assets or liabilities as of December 31, 2010.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 17. Financial Instruments and Fair Value Measurements (Continued)

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

        There were no open foreign currency exchange contracts at December 31, 2010. During 2010, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business. For the years ended December 31, 2010, 2009 and 2008, hedge ineffectiveness was not material.

Note 18. Other Long-Term Liabilities

        Other long-term liabilities consist of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Single employer pension and postretirement obligations	$330.7	$—
Multiemployer pension plans—withdrawal liability	100.1	—
Tax-related liabilities	34.8	11.4
Employee-related liabilities	53.2	15.5
Other	85.0	13.0

Total	$603.8	$39.9

Note 19. Employee Retirement Plans

        The Company assumed multiple defined benefit pension plans and postretirement benefit plans and became a participant in multiemployer pension plans as a part of the World Color Press acquisition. Prior to the acquisition, the Company had a defined contribution plan referred to as the Personal Enrichment Plan (the "PEP Plan"). Effective July 2, 2010, the Company split the PEP Plan into two separate plans and formally established the Quad/Graphics Employee Stock Ownership Plan (the "ESOP Plan") and the Quad/Graphics Diversified Plan (the "Diversified Plan").

Defined Contribution Plans

        The Diversified Plan is comprised of participant directed 401(k) contributions, Company match and profit sharing-contributions. Company 401(k) matching contributions were $6.2 million, $6.0 million and $6.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The ESOP Plan holds profit sharing contributions of Company stock, which are made at the discretion of the

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 19. Employee Retirement Plans (Continued)

Company's Board of Directors. The annual profit sharing contributions totaled $14.8 million, $0.0 and $22.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        In 2010, the Company loaned $9.6 million to the PEP Plan to fund annual common stock purchases from employees who retired or terminated employment with the Company. The loan was made in anticipation of the Company's public registration of Quad/Graphics common shares owned by the PEP Plan as part of the Company's overall public registration of its class A stock. The loan was settled by December 31, 2010 with $7.9 million of the loan being repaid in cash and the remaining $1.7 million was applied as a prepayment of the 2010 profit sharing contribution, as approved by the Company's Board of Directors.

        The Company assumed multiple defined contribution plans in the U.S. and Canada as part of the acquisition of WCP. The Company match in the U.S. plan was frozen prior to the acquisition and no cash contributions were made in 2010. This plan was merged with the PEP Plan on January 1, 2011. Matching contributions for the Canadian plans were not material for the year ended December 31, 2010.

Defined Benefit Plans and Other Postretirement Benefit Plans

        The Company sponsors various funded and unfunded pension plans for a portion of its full-time employees in the U.S. and Canada. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all qualified plans using actuarial cost methods and assumptions acceptable under government regulations. In addition to pension benefits, the Company provides certain healthcare and life insurance benefits for some retired employees.

        The pension and postretirement obligations are calculated using generally accepted actuarial methods and are measured as of December 31.

        The components of the net periodic pension and postretirement benefit expense are as follows:

	2010
	Pension Benefits	Postretirement Benefits
Service cost	$2.6	$0.3
Interest cost	24.7	1.5
Expected return on assets	(19.7)	—

Net periodic benefit cost	7.6	1.8
Curtailment/settlement gain	(3.4)	—

Total cost	$4.2	$1.8

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 19. Employee Retirement Plans (Continued)

        Changes in pension and postretirement benefit obligations recognized in other comprehensive income (loss) are as follows:

	2010
	Pension Benefits	Postretirement Benefits
Amounts arising during the year
Net prior service credit	$—	$19.7
Net gain/(loss)	69.7	(7.2)

Total recognized in other comprehensive income (loss)	$69.7	$12.5

        The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2010:

	2010
	Pension Benefits	Postretirement Benefits
Changes in benefit obligation
Benefit obligation, beginning of year	$—	$—
Acquired obligation benefit	971.7	60.8
Service Cost	2.6	0.3
Interest Cost	24.7	1.5
Plan participants contributions	0.9	0.5
Plan amendments	—	(19.7)
Curtailment gain	(4.2)	—
Actuarial (gain) loss	(1.7)	7.2
Benefits paid	(32.0)	(2.1)

Benefit obligation, end of year	$962.0	$48.5

Changes in plan assets
Fair value of plan assets, beginning of year	$—	$—
Acquired assets	583.1	—
Actual return on plan assets	87.2	—
Employer contributions	33.2	1.6
Plan participants contributions	0.9	0.5
Benefits paid	(32.0)	(2.1)

Fair value of plan assets, end of year	$672.4	$—

Funded status	$(289.6)	$(48.5)

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 19. Employee Retirement Plans (Continued)

        Summary of underfunded or unfunded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2010 are as follows:

Pension Benefits
Projected benefit obligation	$962.0
Fair value of plan assets	672.4

        Summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2010 are as follows:

Pension Benefits
Accumulated benefit obligation	$946.5
Fair value of plan assets	672.4

        Amounts recognized on the consolidated balance sheets as of December 31, 2010 are as follows:

	2010
	Pension Benefits	Postretirement Benefits
Current liabilities	$(2.5)	$(4.9)
Noncurrent liabilities	(287.1)	(43.6)

Total amount recognized	$(289.6)	$(48.5)

        The amounts in accumulated other comprehensive income (loss) on the consolidated balance sheets that have not yet been recognized as components of net periodic pension and postretirement benefit expense at December 31, 2010 are as follows:

	2010
	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive income (loss)
Net actuarial gain/(loss)	$69.7	$(7.2)
Net prior service credit	—	19.7

Total	$69.7	$12.5

        Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan assets are recognized as a component of net periodic benefit costs over the average remaining service period of a plan's active employees. Unrecognized prior service costs or credit are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan's active employees. The amounts in accumulated other comprehensive income

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 19. Employee Retirement Plans (Continued)

(loss) that are expected to be recognized as components of net periodic pension and postretirement benefit expense over the next year are as follows:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$—	$0.4
Net prior service credit	—	(3.5)

Total	$—	$(3.1)

        The weighted average assumptions separately for the pension and postretirement benefit plans are as follows:

	Pension Benefits	Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.2%	4.4%
Rate of compensation increase	3.3%	3.5%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.2%	5.2%
Rate of compensation increase	3.3%	3.5%
Expected long-term return on plan assets	6.7%	N/A

        The Company determines its assumed discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.5% at the end of 2010 and is expected to gradually decline through 2024 to an ultimate trend rate of 4.9% and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement expense	$0.1	$(0.1)
Postretirement benefit obligation	3.4	(3.1)

        In March of 2010, comprehensive health care reform legislation was passed under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the "Acts"). The impact of the provisions and the re-measurement of the retiree plan liabilities resulted in a $3.9 million increase to the postretirement plans benefit obligation.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 19. Employee Retirement Plans (Continued)

Estimated Contributions and Benefit Payments

        The Company expects to make cash contributions of $53.7 million (excluding benefit payments) to its defined benefit pension plans in 2011. The actual pension contributions may differ based on the funding calculations, and the Company may choose to make additional discretionary contributions. An estimate of those future benefit payments to be made by the plans are as follows:

	Pension Benefits	Postretirement Benefits
2011	$60.4	$4.9
2012	52.4	5.2
2013	53.0	3.7
2014	53.3	3.8
2015	53.9	3.9
2016-2020	288.7	21.9

	$561.7	$43.4

Plan Assets and Investment Strategy

        The Company follows a disciplined investment strategy, which provides diversification of investments by asset class, foreign currency, sector and company. The Pension Committee has approved investment policies for the different pension plans that establish long-term asset mix targets based on several factors including: historical returns achieved by worldwide investment markets, the time horizon of the pension plans' obligations and the investment risk. For each of the plans, an allocation range by asset class is developed whereby a mix of equities and fixed-income investments is used to provide an appropriate risk-adjusted long-term return on plan assets. Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies and investment returns and risks are monitored on an ongoing basis. In addition, the Company's Canadian pension plans partly hedge their exposure to foreign currency risk. Derivatives are used to hedge 50% of the exposure to the US dollar, the Euro, the British pound and the Japanese yen. Gains or losses on the derivatives are offset by a corresponding change in the Canadian dollar value of the hedged assets. Derivatives are strictly used for hedging purposes and not speculative purposes.

        The target allocations for plan assets on a weighted-average basis are 65% equity securities and 35% fixed-income, including cash and cash equivalents. The actual asset allocation as of December 31, 2010 was approximately 64% for equity, 35% debt securities and 1% other. Equity investments are diversified by country, issuer and industry sector. Fixed income securities consist of government bonds and corporate bonds from diversified industries. Other types of investments consist of currency forward contracts, fixed income futures contracts and real estate funds.

        The expected long-term rate of return on assets assumption is selected by first identifying the expected range of long-term rates of return for each major asset class. Expected long-term rates of return are developed based on long-term historical averages, current expectations of future returns and anticipated inflation rates. The expected long-term rate of return on plan assets is then calculated by

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 19. Employee Retirement Plans (Continued)

weighting each asset class. To the extent that individual pension plans have different target asset mixes, the expected long-term rate of return on assets may differ across plans.

        The fair values of the Company's pension plan assets at December 31, 2010, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identifiable Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.7	$2.7	$—	$—
Fixed income	238.5	54.4	184.1	—
Equities	429.2	383.2	46.0	—
Others	2.0	0.1	1.9	—

Total	$672.4	$440.4	$232.0	$—

        There are no Level 3 assets or liabilities as of December 31, 2010.

        The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2010:

  Cash and cash equivalents—Carrying value approximates fair value and these assets are classified as Level 1.

  Fixed Income—This category consists of bonds and short-term fixed income securities fair valued based on a compilation of primarily observable market information or broker quotes in over-the-counter markets and are classified as Level 2.

  Equities—This category consists of equity investments and equity pooled funds and these assets are classified as Level 1 or Level 2. The fair value of equity investments is based on quoted prices in an active market. The fair value of the equity pooled funds is based on the funds' Net Asset Value (NAV) established by the funds' administrator.

  Others—This category consists mainly of currency forward contracts and is classified as Level 1 or Level 2. The currency forwards categorized as Level 2 are valued based on a compilation of primarily observable market information.

        The valuation methodologies described above may generate a fair value calculation that may not be indicative of net realizable value or future fair values. While the Company believes the valuation methodologies used are appropriate, the use of different methodologies or assumptions in calculating fair value could result in different amounts. The Company invests in various assets in which valuation is determined by NAV. The Company believes that NAV is representative of fair value at the reporting date, as there are no significant restrictions on redemption on these investments or other reasons to indicate that the investment would be redeemed at an amount different than NAV.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 19. Employee Retirement Plans (Continued)

Risk Management

        For all directly invested funds, the concentration risk is monitored through specific guidelines in the investment manager mandates. The investment manager mandates were developed by the Company's external investment advisor, and specify diversification standards such as the maximum exposure per issuer, and concentration limits per type of security, industry and country when applicable.

        For the investments made through pooled funds, the investment mandates of the funds were again reviewed by the Company's external investment advisor, to determine that the investment objectives and guidelines were consistent with the Company's overall pension plan risk management objectives. In managing the plan assets, we review and manage risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Liability management and asset class diversification are central to our risk management approach and are integral to the overall investment strategy.

        Given the process in place to ensure a proper diversification of the portfolio, management believes that the Company pension plan assets are not exposed to significant concentration risk.

Multiemployer Pension Plans

        As a result of the acquisition of World Color Press, the Company participates in a number of MEPPs. The Company records the required cash contributions to the MEPPs as expenses in the period incurred and a liability is recognized for any contributions due and unpaid, with the exception of recognition of a withdrawal liability which is recorded in other long-term liabilities. Since the July 2, 2010 acquisition date through December 31, 2010, the benefit expense recorded for the MEPPs was $2.4 million.

        Due to the significantly underfunded status of the MEPPs, the Company intends to withdraw from all MEPPs and replace these pension benefits with a Company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. As a result of the decision to withdraw, the Company recorded a $100.1 million withdrawal liability as part of the purchase price allocation for the MEPPs, based on withdrawal estimates provided by each plan's trustees.

Note 20. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

        Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed by dividing net earnings (loss) attributable to Quad/Graphics common shareholders by the weighted average common shares outstanding of 37.5 million, 28.3 million and 28.7 million shares for the years ended December 31, 2010, 2009 and 2008, respectively. Diluted earnings (loss) per share attributable to Quad/Graphics common shareholders includes the effect of dilutive stock options. The Company uses the treasury stock method to calculate the effect of outstanding stock options, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Stock options for which the total employee proceeds from exercise of the stock options exceed the average fair value of the same stock options over the period have an

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 20. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders (Continued)

anti-dilutive effect on earnings per share, and accordingly, the Company excludes them from the calculation. Due to the net loss attributable to Quad/Graphics common shareholders incurred during the year ended December 31, 2010, the assumed exercise of stock options was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation. Anti-dilutive stock options to purchase 1.5 million shares of class A stock were excluded from the computations of diluted net earnings per share for 2009 and 2008.

        Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock are summarized as follows:

	2010	2009	2008
Numerator:
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(250.1)	$52.8	$109.1
Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	37.5	28.3	28.7
Plus: effect of dilutive stock options	—	0.9	1.0

Diluted weighted average number of common shares outstanding for all classes of common shares	37.5	29.2	29.7

Net earnings (loss) attributable to Quad/Graphics common shareholders per share:
Basic	$(6.67)	$1.87	$3.80

Diluted	$(6.67)	$1.81	$3.67

Cash dividends paid per common share for all classes of common shares	$0.50	$0.50	$0.50
Cash distributions paid per common share to Quad/Graphics pre-acquisition common shareholders (see Note 3)	$4.98	$—	$—

Note 21. Stock and Incentive Programs

        The Company has nonqualified stock option plans that allow for the granting of options to key employees and directors. The stock options generally vest at a rate of 5% to 10% per year and expire 90 days after the respective employee's termination from the Company. The Company accounts for share-based compensation by measuring and recognizing compensation expense based on estimated fair values for all share-based awards.

        On June 24, 2010, the shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (the "Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as officers, directors, employees and consultants and (2) to increase shareholder value. Concurrent with the July 2, 2010 closing of the World Color Press acquisition, 2.3 million shares of class A stock were approved for issuance under the Company's Omnibus Plan.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 21. Stock and Incentive Programs (Continued)

        As of December 31, 2010, the Company has authorized 6.1 million shares of its class A stock for grant in the incentive plans, and 2.3 million shares were available for future grants under the Company's incentive plans.

        The Company granted 495,000 options and 395,000 options on January 1, 2010 and 2009, respectively. The grant date fair value of options was $18.78, $16.24 and $23.13 per share for the grants during the years ended December 31, 2010, 2009 and 2008, respectively, before assumed forfeitures. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	27.0%	23.0%	20.0%
Risk-free interest rate	3.8%	2.3%	3.9%
Expected life (years)	9.8	9.8	9.8
Dividend yield	—%	—%	—%

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

        The Company recognizes compensation expense for stock options over the requisite service period for vesting of the award and recorded total stock-based compensation expense in selling, general and administrative expenses of $5.1 million and $4.4 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total future compensation expense for all stock options granted as of December 31, 2010 is $31.0 million, which is expected to be recognized over the weighted-average vesting period of 4.0 years.

        The following table is a summary of the Company's stock option activity for the year ended December 31, 2010:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2009	3,343	$17.59	7.6	$50.9
Granted	495	22.50	8.8	4.3
Exercised	(82)	(3.63)		(2.9)
Cancelled/forfeited/expired	(20)	9.10		(0.4)

Outstanding at December 31, 2010	3,736	$13.12	6.9	$105.1

Vested and expected to vest at December 31, 2010	3,369	$9.75	6.9	$95.7
Exercisable at December 31, 2010	1,332	$7.73	6.0	$44.7

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 21. Stock and Incentive Programs (Continued)

        The intrinsic value of options exercisable and options outstanding at December 31, 2010, 2009 and 2008 is based on the fair value of the stock price.

        Share-based compensation activity for the years ended December 31, 2010, 2009 and 2008 is noted below:

	December 31,
	2010	2009	2008
Total intrinsic value of stock options exercised	$2.9	$5.0	$4.8
Cash received from stock option exercises	1.1	1.1	1.4
Total fair value of stock options vested	6.4	5.5	4.0

Note 22. Shareholders' Equity

        The Company has three classes of common stock. There are 80.0 million shares of $0.025 par value class A stock authorized, of which 40.0 million shares (including 7.4 million shares in treasury stock) were issued at December 31, 2010, 21.3 million shares (including 8.5 million shares in treasury stock) were issued at December 31, 2009 and 21.3 million shares (including 8.3 million shares in treasury stock) were issued at December 31, 2008. As discussed in Note 3, the increase in 2010 of 18.7 million shares of class A stock issued represents the consideration provided to the World Color Press common shareholders in exchange for their World Color Press common shares. There are 80.0 million shares of $0.025 par value class B stock authorized, of which 15.0 million shares (including 807,800 shares in treasury stock at December 31, 2010 and 592 shares in treasury at December 31, 2009 and 2008) were issued at December 31, 2010, 2009 and 2008. There are 20.0 million shares of $0.025 par value class C stock authorized, of which 0.5 million shares (including 0.2 million shares in treasury stock) were issued at December 31, 2010, 2009 and 2008. The Company's class C stock is held by the ESOP Plan (and can only be owned by, or transferred to, a Company employee benefit plan which is intended to satisfy the qualification requirements of Section 401 of the Internal Revenue Code). The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none have been issued at December 31, 2010, 2009 and 2008. The Company has no present plans to issue any preferred stock.

        In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C shares. On January 2, 2010, the board of directors declared a $0.50 cash dividend for each share of class A, class B and class C stock outstanding to shareholders of record on January 2, 2010, which was paid on January 22, 2010. On July 2, 2010, as part of the acquisition of World Color Press, there was a cash distribution of $140.0 million to Quad/Graphics' pre-acquisition common shareholders. On December 18, 2009, the board of directors declared a $0.50 cash dividend for each share of class A, class B and class C stock outstanding to shareholders of record on December 18, 2009 which was paid on December 22, 2009. On December 19, 2008, the board of directors declared a $0.50 cash dividend for each share of class A, class B and class C stock outstanding to shareholders of record on December 19, 2008 which was paid on December 23, 2008.

        In accordance with the Articles of Incorporation, each share of class A stock has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of stock.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 22. Shareholders' Equity (Continued)

Redeemable equity

        The Company follows the applicable GAAP and SEC authoritative guidance for redeemable stock which requires the Company to record the class C stock at full redemption value at each balance sheet date to the extent the redemption of those securities is not solely within the control of the Company. Under the terms of the Articles of Incorporation, the class C shares are required to be owned by a qualified employee retirement plan of the Company and each holder of class C stock has a continuous right to have the class C stock repurchased by the Company.

        Beginning July 6, 2010, the fair value of the Company's class C redeemable common stock is based on the trading price of the class A stock on the NYSE. Prior to that date, the fair value of the Company's class A and class C redeemable common stock was established as of the last day of the year. That price was then adjusted throughout the following year for any dividends declared during that year, with the value reduced from the dividend declaration date forward, until year end when the fair value was adjusted to a current valuation. The valuation methodology was based on a variety of qualitative and quantitative factors including the nature of the business and the history of the enterprise, the economic outlook in general and the condition of the specific industries in which the Company operates, the financial condition of the business, and the Company's ability to generate cash flow. This determination of the fair market value employed both a comparable public company analysis, which examined the valuation multiples of companies deemed comparable, in whole or in part, to the Company, and a discounted cash flow analysis that determined a present value of the projected future cash flows of the business. The Company regularly assessed the underlying assumptions used in the valuation methodologies. As a result, the Company utilized this annual fair value for all its common stock transactions, as required by the terms of all Company equity documents.

        The redemption value of the class C qualified employee retirement plan shares at December 31, 2010, 2009 and 2008 totaled $10.6 million, $8.4 million and $8.3 million, respectively. There were no class C shares redeemed by the Company during the years ended December 31, 2010 and 2008. During the year ended December 31, 2009, the redemption features were eliminated on 4,362 redeemable class C shares at a weighted average price of $31.75 per share.

        Prior to January 24, 2010, under the terms of the Company PEP Plan, class A stock held in participant accounts associated with profit sharing contributions made prior to December 31, 1999 ("Pre-2000 Accounts") could be distributed to the participant upon retirement or termination in the form of stock subject to an automatic call provision. The PEP Plan was amended on January 24, 2010 to change the forms of distribution for the Pre-2000 Accounts. As a result of this PEP Plan amendment, the class A shares in the Pre-2000 Accounts are not required to be classified as redeemable. Further, through June 30, 2010, the class A stock resulting from exercised stock options and vested stock options were also classified as redeemable equity. As a result of commencement on July 6, 2010 of the trading of the Company's class A stock on the NYSE and the shares related to the Company's non-qualified stock option plans being registered with the SEC during the third quarter of 2010, a readily tradable market now exists for the Company's class A shares, thereby eliminating the put right under the applicable stock option agreements. The combination of these events resulted in $129.9 million being reclassified from redeemable equity to common stock and other equity on the consolidated balance sheet during 2010.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 22. Shareholders' Equity (Continued)

        There is no redemption value for the class A shares at December 31, 2010 as there is now a readily tradable market. The redemption value of the class A shares at December 31, 2009 and 2008 totaled $133.1 million and $158.2 million, respectively, which included $24.3 million and $25.7 million, respectively, of aggregate intrinsic value of outstanding unexercised vested stock options. The redemption features were eliminated on 3.3 million, 1.1 million and 0.6 million redeemable class A shares held by former employees at a weighted average price of $39.36, $31.75 and $46.25 per share during the years ended December 31, 2010, 2009 and 2008, respectively.

        Subsequent changes to the redemption value of the securities due to changes in stock valuation are charged to retained earnings, while decreases in redemption value due to elimination of redemption features are credited to additional paid-in capital and retained earnings. During the year ended December 31, 2010 the balance of redeemable equity decreased by $130.9 million, of which $129.9 million is the result of the elimination of redemption features on the class A stock discussed above. Additional information regarding the changes in redeemable equity for the years ended December 31, 2010, 2009, and 2008 is provided in the table below:

	Class A Common Stock		Class C Common Stock
	Shares	Redemption Value	Shares	Redemption Value	Total Redeemable Equity
Balance at January 1, 2008	4.6	$250.5	0.3	$12.1	$262.6
Cash dividends declared	—	(2.1)	—	(0.1)	(2.2)
Elimination of redemption features	(0.6)	(27.8)	—	—	(27.8)
Stock-based compensation charges	—	3.9	—	—	3.9
Sale of stock for options exercised	0.2	1.4	—	—	1.4
Decrease in redemption value of redeemable equity and other	—	(67.7)	—	(3.7)	(71.4)

Balance at December 31, 2008	4.2	$158.2	0.3	$8.3	$166.5
Cash dividends declared	—	(1.7)	—	(0.1)	(1.8)
Elimination of redemption features	(1.1)	(35.0)	—	(0.1)	(35.1)
Stock-based compensation charges	—	4.4	—	—	4.4
Sale of stock for options exercised	0.2	1.1	—	—	1.1
Increase in redemption value of redeemable equity and other	—	6.1	—	0.3	6.4

Balance at December 31, 2009	3.3	$133.1	0.3	$8.4	$141.5
Cash dividends declared	—	(1.7)	—	(0.1)	(1.8)
Cash distribution from WCP acquisition	—	(2.4)	—	(1.3)	(3.7)
Elimination of redemption features	(3.3)	(129.9)	—	—	(129.9)
Stock-based compensation charges	—	2.5	—	—	2.5
Sale of stock for options exercised	—	0.2	—	—	0.2
(Decrease) increase in redemption value of redeemable equity and other	—	(1.8)	—	3.6	1.8

Balance at December 31, 2010	—	$—	0.3	$10.6	$10.6

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 23. Comprehensive Income (Loss)

        The following table summarizes the Company's comprehensive income (loss) for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Net earnings (loss)	$(250.0)	$53.1
Translation adjustments	4.2	4.4
Pension and other postretirement benefit liability adjustments	52.2	—
Net change in unrealized gain on cash flow hedges	—	2.5

Comprehensive income (loss)	$(193.6)	$60.0

Comprehensive income attributable to noncontrolling interests	(0.1)	(0.3)

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(193.7)	$59.7

Note 24. Segment Information

        The Company operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business.

        As a result of the World Color Press acquisition as discussed in Note 3, the United States Print and Related Services segment was expanded to include World Color Press' Canadian operations and is now referred to as the North America Print and Related Services segment. World Color Press' Latin American operations have been included within the International segment. The Company's reportable and operating segments and their product and service offerings are summarized below:

North America Print and Related Services

        The North America Print and Related Services segment includes the Company's United States and Canada printing operations, managed as one integrated platform. This segment's products include catalogs, consumer magazines, special interest publications, direct marketing materials and retail inserts. The related service offerings include digital photography, digital imaging, binding, mailing and distribution, and data optimization and analytics services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink.

International

        The International segment includes the Company's printing operations in Europe and Latin America. This segment provides printed products and related services consistent with the North America Print and Related Services segment, with the exception of printing-related auxiliary equipment.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 24. Segment Information (Continued)

Corporate

        Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

	Net Sales						Restructuring, Impairment and Transaction-Related Charges
			Operating Income/(Loss)	Total Assets	Depreciation and Amortization	Capital Expenditures
	Products	Services
Year ended December 31, 2010
North America Print and Related Services	$2,663.8	$373.6	$200.5	$4,200.4	$247.0	$73.1	$63.7
International	343.2	11.1	(53.2)	596.1	25.1	23.0	33.3

Total operating segments	3,007.0	384.7	147.3	4,796.5	272.1	96.1	97.0
Corporate	—	—	(90.3)	150.5	2.4	16.5	65.5

Total	$3,007.0	$384.7	$57.0	$4,947.0	$274.5	$112.6	$162.5

Year ended December 31, 2009
North America Print and Related Services	$1,351.2	$203.0	$134.3	$1,731.7	$177.6	$50.4	$10.9
International	223.0	11.3	(10.7)	370.7	19.1	37.4	0.3

Total operating segments	1,574.2	214.3	123.6	2,102.4	196.7	87.8	11.2
Corporate	—	—	(11.2)	6.8	—	—	—

Total	$1,574.2	$214.3	$112.4	$2,109.2	$196.7	$87.8	$11.2

Year ended December 31, 2008
North America Print and Related Services	$1,698.8	$264.6	$207.3	$1,956.4	$182.1	$206.3	$9.7
International	289.3	14.0	(24.6)	358.3	22.2	28.1	1.1

Total operating segments	1,988.1	278.6	182.7	2,314.7	204.3	234.4	10.8
Corporate	—	—	(8.4)	11.7	—	—	—

Total	$1,988.1	$278.6	$174.3	$2,326.4	$204.3	$234.4	$10.8

        Restructuring, impairment and transaction-related charges for the years ended December 31, 2010, 2009 and 2008 are further described in Note 4 and are included in the Operating Income/(Loss) segment results above.

QUAD/GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share data and unless otherwise indicated)

Note 25. Geographic Area and Product Information

        The table below presents net sales and long-lived assets by geographic region. The amounts in this table differ from the segment data presented in the Segment Information footnote because each operating segment includes operations in multiple geographic regions, based on the Company's management reporting structure.

	U.S.	Canada	Europe	Latin America	Other	Combined
2010
Net sales
Products	$2,437.8	$202.5	$196.3	$161.1	$9.3	$3,007.0
Services	363.7	7.5	12.6	—	0.9	384.7
Property, plant and equipment	1,986.5	87.3	164.2	79.3	0.5	2,317.8
2009
Net sales
Products	$1,321.9	$—	$204.0	$38.4	$9.9	$1,574.2
Services	202.5	—	11.4	—	0.4	214.3
Property, plant and equipment	1,459.6	—	211.2	6.2	0.3	1,677.3
2008
Net sales
Products	$1,656.5	$—	$276.5	$42.4	$12.7	$1,988.1
Services	264.1	—	14.2	—	0.3	278.6
Property, plant and equipment	1,594.7	—	209.6	6.2	0.3	1,810.8

        The table below presents consolidated net sales by products and services.

Products and services	2010	2009	2008
Catalog, magazines and retail inserts	$2,346.2	$1,349.3	$1,726.9
Direct mail, books, directories and other printed products	632.5	196.3	209.4
Other	28.3	28.6	51.8

Total products	$3,007.0	$1,574.2	$1,988.1

Logistics services	270.1	129.7	174.5
Imaging and other services	114.6	84.6	104.1

Total services	384.7	214.3	278.6

Total net sales	$3,391.7	$1,788.5	$2,266.7

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Disclosure controls and procedures

        The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

Changes in internal control over financial reporting

        This Annual Report on Form 10-K does not include a discussion of changes in the Company's internal controls over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Management's Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information

        The Company has no other information to report pursuant to this item.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Miscellaneous—Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive Proxy Statement for its 2011 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption "Corporate Governance—Board Committees—Audit Committee" in the Proxy Statement and is incorporated herein by reference.

        The Company has adopted a Code of Business Conduct that applies to all of the Company's employees, including the Company's Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Company has posted a copy of the Code of Business Conduct on its website at www.qg.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct by posting such information on its website at www.qg.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        The information required by this Item is included under the captions "Compensation of Executive Officers," "Director Compensation," "Compensation Committee Report," "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Miscellaneous—Assessment of Compensation-Related Risk" in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption"Stock Ownership of Management and Others" in the Proxy Statement and is hereby incorporated by reference.

Equity Compensation Plan Information

        The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of March 18, 2011. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the

Internal Revenue Code. All equity compensation plans are described more fully in Note 21 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	476,483	$41.26	1,704,202
Equity compensation plans not approved by security holders(2)	3,736,259	$13.12	N/A

Total	4,212,742	$16.30	1,704,202

(1)
Includes the Company's 2010 Omnibus Incentive Plan, which was approved by the Company's shareholders in June 2010, prior to the time in which the Company had publicly-traded securities (the Company is seeking ratification of this plan by the Company's "public company" shareholders at its 2011 Annual Meeting of Shareholders).

(2)
Includes the Company's 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan, both of which were adopted by the Company's board of directors when Quad/Graphics did not have publicly-traded securities. No further awards will be granted under these plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is included under the caption "Corporate Governance" in the Proxy Statement and is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is included under the caption "Miscellaneous—Independent Registered Public Accounting Firm" in the Proxy Statement and is hereby incorporated by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

  1.
  Consolidated financial statements—The consolidated financial statements listed in the accompanying index to consolidated financial statements are filed as part of this Annual Report on Form 10-K.

  2.
  Financial statement schedule—All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

  3.
  Exhibits—The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March 2011.

QUAD/GRAPHICS, INC.
By:	/s/ J. JOEL QUADRACCI J. Joel Quadracci Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. JOEL QUADRACCI J. Joel Quadracci	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2011
/s/ JOHN C. FOWLER John C. Fowler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 23, 2011
/s/ DAVID J. HONAN David J. Honan	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 23, 2011
/s/ BETTY EWENS QUADRACCI Betty Ewens Quadracci	Director	March 23, 2011
/s/ WILLIAM J. ABRAHAM, JR. William J. Abraham, Jr.	Director	March 23, 2011
/s/ MARK A. ANGELSON Mark A. Angelson	Director	March 23, 2011
/s/ DOUGLAS P. BUTH Douglas P. Buth	Director	March 23, 2011

Signature	Title	Date

/s/ CHRISTOPHER B. HARNED Christopher B. Harned	Director	March 23, 2011
/s/ THOMAS O. RYDER Thomas O. Ryder	Director	March 23, 2011
/s/ JOHN S. SHIELY John S. Shiely	Director	March 23, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2)+	Arrangement Agreement, dated as of January 25, 2010, between Quad/Graphics, Inc. and World Color Press Inc., as acceded to by 7345933 Canada Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(3.1)	Amended and Restated Articles of Incorporation of Quad/Graphics, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(3.2)
Amended Bylaws of Quad/Graphics, Inc., as amended through July 2, 2010 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 2, 2010 and filed on July 9, 2010).
(4.1)
Note Agreement, dated September 1, 1995, among Quad/Graphics, Inc., certain subsidiaries of Quad/Graphics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(4.2)
First Amendment and Consent, dated June 1, 1996, to the Note Agreement, dated September 1, 1995, among Quad/Graphics, Inc., certain subsidiaries of Quad/Graphics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(4.3)
Second Amendment, dated as of March 24, 1998, to the Note Agreement, dated September 1, 1995, among Quad/Graphics, Inc., certain subsidiaries of Quad/Graphics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(4.4)
Third Amendment, dated as of January 26, 2006, to the Note Agreement, dated September 1, 1995, among Quad/Graphics, Inc., certain subsidiaries of Quad/Graphics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(4.5)
Credit Agreement, dated as of April 23, 2010, among Quad/Graphics, Inc., 7345933 Canada Inc and the lenders named therein (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

Certain other instruments, which would otherwise be required to be listed above, have not been so listed as such instruments do not authorize long-term debt securities in an amount that exceeds 10% of the total assets of Quad/Graphics, Inc. and its subsidiaries on a consolidated basis. Quad/Graphics, Inc. agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
(9)
Amended and Restated Voting Trust Agreement, dated as of June 25, 2010, by Betty E. Quadracci, J. Joel Quadracci, Elizabeth M. Quadracci-Harned and David A. Blais, as trustees (incorporated by reference to Exhibit 9.1 to the Company's Current Report on Form 8-K dated July 2, 2010 and filed on July 9, 2010).
(10.1)*	Quad/Graphics, Inc. 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

Exhibit Number	Exhibit Description
(10.2)*	Form of Stock Option Agreement under the 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.3)*
Form of Director Stock Option Agreement under the 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.4)*	Quad/Graphics, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.5)*	Form of 2005 Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.6)*	Form of 2008 Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.7)*	Dividend/Discount Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.8)*
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and James Joel Quadracci, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.9)*
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and John C. Fowler (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.10)*
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and David A. Blais (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.11)*
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and Thomas J. Frankowski (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.12)*
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and Elizabeth E. Quadracci, as amended (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.13)*
Form of Executive Salary Continuation Plan for James Joel Quadracci, Elizabeth E. Quadracci, John C. Fowler, David A. Blais and Thomas J. Frankowski (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.14)*	Executive Supplemental Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).
(10.15)*	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

Exhibit Number	Exhibit Description
(10.16)*	Quad/Graphics, Inc. 2010 Omnibus Incentive Plan.
(10.17)*
Form of Stock Option Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).
(10.18)*
Form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).
(10.19)*
Form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).
(10.20)*
Form of Deferred Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).
(10.21)*
Quad/Graphics, Inc. Synergy Rewards Program and Bonus Pool Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed on November 15, 2010).
(21)	Subsidiaries of Quad/Graphics, Inc.
(23)	Consent of Deloitte & Touche LLP.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)
Proxy Statement for the 2011 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2010; except to the extent specifically incorporated by reference, the Proxy Statement for the 2011 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

+
The disclosure schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.

*
A management contract or compensatory plan or arrangement.