Form 10-Q
period 2011-03-31
Quad/Graphics, Inc.
filed 2011-05-13
CIK 1481792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of May 11, 2011

Class A Common Stock	32,729,094

Class B Common Stock	14,198,464

Class C Common Stock	245,353

QUAD/GRAPHICS, INC.

FORM 10-Q INDEX

For the Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.       Condensed Consolidated Financial Statements

QUAD/GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Net sales
Products	$980.8	$351.3
Services	121.5	52.3
Total net sales	1,102.3	403.6

Cost of sales
Products	763.5	260.3
Services	89.9	36.2
Total cost of sales	853.4	296.5

Selling, general and administrative expenses	109.0	47.6
Depreciation and amortization	90.5	49.2
Restructuring, impairment and transaction-related charges	34.8	6.3
Total operating expenses	1,087.7	399.6

Operating income	14.6	4.0

Interest expense	29.9	15.3

Loss before income taxes and equity in earnings of unconsolidated entities	(15.3)	(11.3)

Income tax benefit	(7.2)	(0.1)

Loss before equity in earnings of unconsolidated entities	(8.1)	(11.2)

Equity in earnings of unconsolidated entities	0.8	2.7

Net loss	$(7.3)	$(8.5)

Net earnings attributable to noncontrolling interests	—	—

Net loss attributable to Quad/Graphics common shareholders	$(7.3)	$(8.5)

Loss per share attributable to Quad/Graphics common shareholders:
Basic and Diluted	$(0.15)	$(0.30)

Weighted average number of common shares outstanding:
Basic and Diluted	47.2	28.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$14.7	$20.5
Receivables, less allowances for doubtful accounts of $79.3 at March 31, 2011 and $85.5 at December 31, 2010	712.8	786.4
Inventories	266.8	247.4
Prepaid expenses and other current assets	109.4	64.3
Deferred income taxes	75.0	76.8
Short-term restricted cash	9.0	16.0

Total current assets	1,187.7	1,211.4

Property, plant and equipment—net	2,290.2	2,317.8
Goodwill	816.0	814.7
Other intangible assets—net	352.3	368.3
Long-term restricted cash	81.9	84.5
Equity method investments in unconsolidated entities	83.8	82.5
Other long-term assets	59.0	67.8

Total assets	$4,870.9	$4,947.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$311.0	$332.4
Amounts owing in satisfaction of bankruptcy claims	24.9	26.1
Accrued liabilities	380.3	427.1
Short-term debt and current portion of long-term debt	113.2	102.6
Current portion of capital lease obligations	23.3	14.5

Total current liabilities	852.7	902.7

Long-term debt	1,406.7	1,418.4
Unsecured notes to be issued	46.5	52.5
Capital lease obligations	28.2	43.2
Deferred income taxes	441.7	433.8
Other long-term liabilities	595.8	603.8

Total liabilities	3,371.6	3,454.4

Commitments and contingencies (Note 10)

Redeemable equity (Note 19)	10.9	10.6

Quad/Graphics common stock and other equity (Note 19)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	997.6	1,002.0
Treasury stock, at cost	(287.7)	(295.7)
Retained earnings	711.2	720.9
Accumulated other comprehensive income	65.0	52.7

Quad/Graphics common stock and other equity	1,487.5	1,481.3

Noncontrolling interests	0.9	0.7

Total common stock and other equity and noncontrolling interests	1,488.4	1,482.0

Total liabilities and shareholders’ equity	$4,870.9	$4,947.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(7.3)	$(8.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90.5	49.2
Amortization of debt issuance costs	3.3	—
Stock-based compensation charges	2.6	1.3
Loss on sales or disposal of property, plant and equipment	0.7	0.3
Deferred income taxes	10.3	—
Equity in earnings of unconsolidated entities	(0.8)	(2.7)
Dividends from unconsolidated entities	0.3	—
Changes in operating assets and liabilities—net of acquisitions	(62.9)	(1.2)

Net cash provided by operating activities	36.7	38.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(40.5)	(24.4)
Proceeds from the sale of property, plant and equipment	0.2	0.3
Equity investment in unconsolidated entities	—	(10.0)
Transfers from restricted cash	9.6	—

Net cash used in investing activities	(30.7)	(34.1)

FINANCING ACTIVITIES
Payments of long-term debt	(5.2)	(1.5)
Payments of capital lease obligations	(7.2)	(6.8)
Borrowings on revolving credit facilities	84.8	113.8
Payments on revolving credit facilities	(85.7)	(83.5)
Payment of capitalized debt issuance costs	—	(11.9)
Proceeds from issuance of common stock	1.6	0.1
Payment of cash dividends	—	(14.0)
Payment of tax distributions	(1.1)	(1.2)

Net cash used in financing activities	(12.8)	(5.0)

Effect of exchange rates on cash and cash equivalents	1.0	(0.2)

Net decrease in cash and cash equivalents	(5.8)	(0.9)

Cash and cash equivalents at beginning of period	20.5	8.9

Cash and cash equivalents at end of period	$14.7	$8.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the “Company” or “Quad/Graphics”) have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 24, 2011.

The Company’s business is seasonal, with the majority of historical operating income recognized in the second half of the fiscal year.  Seasonality is driven by increased magazine advertising page counts and retail inserts and catalogs due primarily to back-to-school and holiday related advertising and promotions.  Within any year, seasonality could adversely affect the Company’s cash flow and results of operations on a quarterly basis.  Further, the comparability of the Company’s results of operations between the three months ended March 31, 2011 and 2010 was significantly impacted by the acquisition of World Color Press Inc. (“World Color Press” or “WCP”) on July 2, 2010.  The results of operations for World Color Press are included in the Company’s consolidated results prospectively from July 2, 2010.

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three months ended March 31, 2011 and 2010.  All significant intercompany transactions have been eliminated in consolidation.  These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements.  Actual results could differ from these estimates.

Note 2. Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which amends existing disclosure requirements and requires additional quantitative and qualitative disclosures concerning financing receivables, credit risk exposures and the allowance for credit losses.  Certain aspects of this accounting guidance were effective and adopted by the Company in the fourth quarter of 2010.  This adoption did not have and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Acquisitions

On July 2, 2010, the Company completed the acquisition of World Color Press, a provider of comprehensive print, digital and related services to retailers, catalogers, publishers, branded-goods companies and other businesses in North America and Latin American countries.  The World Color Press acquisition was completed for $93.3 million in cash and $908.6 million in Company class A common stock.  The Company also borrowed $950.0 million of debt to fund a portion of the transaction and refinance the World Color Press debt, including a $250.0 million advance from a new revolving credit facility and $700.0 million from a new term loan.  The historical World Color Press United States and Canadian operations are included within the North American Print and Related Services segment, and the historical World Color Press Latin American operations are included within the International segment.  In connection with the closing of the acquisition, the Company registered its class A common stock with the SEC under the Securities Exchange Act of 1934, as amended, and on July 6, 2010, Quad/Graphics’ class A common stock commenced trading on The New York Stock Exchange, LLC (“NYSE”) under the symbol “QUAD”.

The following unaudited pro forma combined financial information presents the Company’s results as though Quad/Graphics and World Color Press had combined at January 1, 2010.  The pro forma information has been prepared with the following considerations:

(1)                      The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting under existing GAAP.  Quad/Graphics is the acquirer for accounting purposes.

(2)                      World Color Press historical amounts have been converted from Canadian generally accepted accounting principles to GAAP.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

(3)                      The pro forma combined financial information does not reflect any operating synergy savings that the combined company may achieve as a result of the acquisition, the costs necessary to achieve these operating synergy savings or additional charges necessary as a result of the integration, or the tax effects for the Company’s transition to a C corporation.

	Three Months Ended March 31,
	2011 (actual)	2010 (pro forma)
Pro forma net sales	$1,102.3	$1,095.6
Pro forma net loss attributable to common shareholders	(7.3)	(17.8)
Pro forma diluted loss per share attributable to common shareholders	(0.15)	(0.38)

Note 4. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2011 and 2010 as follows:

	Three Months Ended March 31,
	2011	2010

Employee terminations	$15.1	$—
Impairment charges	—	—
Transaction-related charges	—	6.2
Integration costs	7.2	—
Other restructuring charges	12.5	0.1
Total	$34.8	$6.3

The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events.  Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities.  The costs related to restructuring activities have been recorded on the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges.  For restructuring, impairment and transaction-related charges by segment, see Note 21.

2011 Restructuring Events

For the three months ended March 31, 2011, the Company recorded: (1) $15.1 million of employee termination costs related to 381 headcount reductions for plant closures and other workforce reductions announced in the first quarter of 2011 as well from workforce reductions that commenced in 2010, (2) $7.2 million of World Color Press integration costs (net of a $7.1 million gain on the collection of a previously written off note receivable for the June 2008 sale of World Color Press’ European operations) and (3) $12.5 million of various other restructuring charges including costs to maintain and exit idle facilities, as well as lease exit charges.  Integration costs, and any transaction-related charges, are expensed as incurred in accordance with the applicable accounting guidance.

On January 17, 2011, the Company announced the closure of the St. Laurent plant located in Quebec, Canada.  As part of this initiative, the Company recognized $1.3 million of employee termination costs attributable to 107 headcount reductions and $0.2 million of other restructuring charges related to equipment removal costs and facility carrying costs for the three months ended March 31, 2011.  The Company expects to incur additional restructuring charges for the St. Laurent plant closure in the future.

On March 15, 2011, the Company announced the closure of the Mt. Morris, Illinois plant.  As part of this initiative, the Company recognized $2.4 million of employee termination costs attributable to 490 headcount reductions (441 of which were previously included in a workforce reduction initiative during November 2010 and 49 of which were attributable to the March 2011 plant closure) and $0.4 million of other restructuring charges related to equipment removal costs and facility carrying costs for the three months ended March 31, 2011.  The Company expects to incur additional restructuring charges for the Mt. Morris plant closure in the future.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

In addition to these plant closures, during the three months ended March 31, 2011, the Company continued to execute various workforce reduction and other restructuring initiatives related to the integration of the operations of World Color Press as well as certain corporate and administrative functions, resulting in 225 additional headcount reductions.  Severance costs also continue to be incurred related to previously announced plant closures and workforce reductions.  Due to these initiatives, the Company has recognized $11.4 million of employee termination costs, $3.9 million of facility carrying costs, $3.9 million of estimated lease exit charges, and $4.1 million of other restructuring charges for the three months ended March 31, 2011.  The Company expects to incur additional restructuring charges related to these and other initiatives in the future.

2010 Restructuring Events

For the three months ended March 31, 2010, the Company recorded: (1) $6.2 million of transaction costs incurred primarily in connection with the World Color Press acquisition and (2) $0.1 million for lease termination costs related to the North American Print and Related Services segment.  The transaction costs are recorded within the Corporate segment and are expensed as incurred in accordance with the applicable accounting guidance.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the three months ended March 31, 2011 was as follows:

	Employee Terminations	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total

Balance at December 31, 2010	$24.7	$—	$—	$1.1	$42.6	$68.4

Reserve provisions	15.1	—	—	7.2	12.5	34.8
Cash payments	(24.1)	—	—	(3.9)	(12.9)	(40.9)
Non-cash adjustments	—	—	—	(1.6)	(0.5)	(2.1)

Balance at March 31, 2011	$15.7	$—	$—	$2.8	$41.7	$60.2

The restructuring reserves are classified as current accrued liabilities in the condensed consolidated balance sheets, as the Company expects the restructuring reserves to be paid within the next twelve months.

Note 5. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.  Goodwill at March 31, 2011 and December 31, 2010 did not include any accumulated impairment losses.  No goodwill impairment was recorded during the three months ended March 31, 2011 or 2010.

Goodwill at March 31, 2011 and December 31, 2010 was as follows:

	North America Print and Related Services	International	Total
Balance at December 31, 2010	$796.5	$18.2	$814.7
Translation adjustment	1.2	0.1	1.3
Balance at March 31, 2011	$797.7	$18.3	$816.0

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

The components of other intangible assets at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011					December 31, 2010
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.1	$(9.5)	$—	$0.6	5	$10.0	$(9.0)	$—	$1.0
Customer relationships	6	393.8	(47.5)	—	346.3	6	393.7	(32.3)	—	361.4
Capitalized software	5	4.1	(1.2)	—	2.9	5	4.1	(1.0)	—	3.1
Acquired technology	5	5.3	(3.0)	—	2.3	5	5.3	(2.7)	—	2.6

Total finite-lived intangible assets		413.3	(61.2)	—	352.1		413.1	(45.0)	—	368.1

Other indefinite-lived intangible assets		0.2	—	—	0.2		1.2	—	(1.0)	0.2
Total		$413.5	$(61.2)	$—	$352.3		$414.3	$(45.0)	$(1.0)	$368.3

Amortization expense for other intangible assets was $16.7 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.  The following table outlines the estimated amortization expense related to intangible assets as of March 31, 2011:

Remainder of 2011	$51.2
2012	68.0
2013	67.2
2014	66.6
2015	65.9
2016	33.2
Total	$352.1

Note 6. Inventories

The components of the Company’s inventories at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Raw materials and manufacturing supplies	$156.6	$164.4
Work in process	62.6	52.7
Finished goods	47.6	30.3
Total	$266.8	$247.4

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Land	$131.4	$136.4
Buildings	929.2	919.1
Machinery and equipment	3,384.7	3,344.0
Other	191.4	182.4
Construction in progress	44.5	45.2
	4,681.2	4,627.1
Less: Accumulated depreciation	(2,391.0)	(2,309.3)
Total	$2,290.2	$2,317.8

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

The Company recognized depreciation expense of $73.8 million and $48.6 million for the three months ended March 31, 2011 and 2010, respectively.

Assets Held for Sale

Certain closed World Color Press facilities are considered held for sale. The net book value of the assets held for sale was $22.9 million as of March 31, 2011.  Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.  There were no assets considered held for sale at March 31, 2010.

Note 8. Restricted Cash

The components of the Company’s restricted cash at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Defeasance of unsecured notes to be issued (see Note 11)	$83.2	$89.2
Other	7.7	11.3
Total restricted cash	$90.9	$100.5
Less: short-term restricted cash	(9.0)	(16.0)
Long-term restricted cash	$81.9	$84.5

Note 9. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural Editora e Gráfica (“Plural”), a commercial printer based in São Paulo, Brazil, and a 50% ownership interest in World Color Chile S.A. (“Chile”), a commercial printer based in Santiago, Chile.  The Company’s ownership interest in Plural is accounted for using the equity method of accounting for all periods presented.  The Company’s ownership interest in Chile is accounted for using the equity method of accounting since July 2, 2010, when the Company acquired its ownership interest in Chile as part of the World Color Press acquisition.

The Company’s percentage of Plural’s and Chile’s net results of operations is recorded in the line item entitled equity in earnings of unconsolidated entities in the Company’s condensed consolidated statements of operations, and is included within the International segment.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

The combined condensed statements of operations for Plural for the three months ended March 31, 2011 and 2010, and for Chile for the three months ended March 31, 2011 are presented below:

	Three Months Ended March 31,
	2011	2010
Net sales	$54.0	$23.0
Operating income	2.2	7.1
Net earnings	1.4	5.5

Note 10. Commitments and Contingencies

Commitments

The Company had firm commitments of $48.4 million to purchase press and finishing equipment at March 31, 2011.

Litigation

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company.  In the opinion of management, the liabilities, if any, which ultimately result from such lawsuits are not expected to have a material adverse effect on the condensed consolidated financial statements of the Company.

Environmental Reserves

The Company is subject to various laws, regulations and government policies relating to health and safety, to the generation, storage, transportation, and disposal of hazardous substances, and to environment protection in general.  The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated.  Such accruals are adjusted as new information develops or circumstances change and are not discounted.  The Company believes it is in compliance with such laws, regulations and government policies in all material respects.  Furthermore, the Company does not anticipate that maintaining compliance with such environmental statutes will have a material adverse effect upon the Company’s competitive or consolidated financial position.

Note 11. World Color Press Insolvency Proceedings

The Company continues to manage the bankruptcy claim settlement process for the Quebecor World Inc. (“QWI”) bankruptcy proceedings in the United States and Canada (QWI changed its name to “World Color Press Inc.” upon emerging from bankruptcy on July 21, 2009).  To the extent claims are allowed, the holders of such claims are entitled to receive recovery, with the nature of such recovery dependent upon the type and classification of such claims.  In this regard, with respect to certain types of claims, the holders thereof are entitled to receive cash and/or unsecured notes, while the holders of certain other types of claims are entitled to receive a combination of Quad/Graphics common stock and cash, in accordance with the terms of the World Color Press acquisition agreement.

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $24.9 million and $26.1 million of such recorded claims have yet to be paid as of March 31, 2011 and December 31, 2010, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the “Class 3 Claims”), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor’s allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million, and that in the event that the total of all allowed Class 3 Claims exceeds $150.0 million each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which was $89.2 million).  In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 claim or (2) upon all Class 3 claims being resolved the excess amount will revert to the Company.  In the three months ended March 31, 2011, $6.0 million was paid to Class 3 claim creditors, therefore $83.2 million remains at March 31, 2011 and is classified as restricted cash in the condensed consolidated balance sheet (see Note 8).  Based on the Company’s analysis of the outstanding claims, the Company has

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

recorded a liability, classified as unsecured notes to be issued in the condensed consolidated balance sheet, of $46.5 million at March 31, 2011.

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2010	$89.2	$52.5
Class 3 Claim Payments	(6.0)	(6.0)
Balance at March 31, 2011	83.2	46.5

While the liabilities recorded for any bankruptcy matters are based on management’s current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court.  Therefore, amounts owing in satisfaction of bankruptcy claims on the condensed consolidated balance sheet could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company’s estimate.  Amounts payable on account of the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust.  In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

Note 12. Debt

Long-term debt consists of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Master note and security agreement	$670.0	$672.0
Term loan—$700.0 million	685.3	686.5
Revolving credit facility—$530.0 million	53.4	57.0
International term loan	75.5	72.1
International revolving credit facility	16.5	14.9
Domestic term loan	10.9	11.3
Domestic revolving credit agreement	2.7	1.0
Other	5.6	6.2
Total debt	$1,519.9	$1,521.0
Less: short-term and current portion of long-term debt	(113.2)	(102.6)
Long-term debt	$1,406.7	$1,418.4

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $1.5 billion at March 31, 2011.

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the respective debt agreements).  Among these covenants, the Company must maintain the following (for each covenant, the most restrictive measurement has been included below):

•                  On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2011, the Company’s leverage ratio was 2.35 to 1.00).  This ratio will step down to 3.50 to 1.00 on December 31, 2012 and further step down to 3.25 to 1.00 on December 31, 2013.

•                  On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2011, the Company’s interest coverage ratio was 6.14 to 1.00).  This ratio will step up to 3.25 to 1.00 on December 31, 2011 and further step up to 3.50 to 1.00 on December 31, 2012.

•                  On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended March 31, 2011, the Company’s fixed charge coverage ratio was 2.96 to 1.00).

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

•                  Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of March 31, 2011, the Company’s consolidated net worth under the most restrictive covenant per the various lending arrangements was $1.42 billion).

The covenants also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.  Pursuant to the Company’s $1.23 billion debt financing agreement (which is the combination of the $700.0 million term loan and the $530.0 million revolving credit facility in the table above), the Company is prohibited from paying any dividends, repurchasing capital stock or making any distributions other than, among other limited situations, annual dividends or distributions not to exceed $60.0 million during each of 2011 and 2012.  Starting January 1, 2013, the Company has additional dividend restrictions (based on free cash flow as defined in the debt financing agreement) if the Company’s total leverage ratio is greater than 2.75 to 1.00, but has no restrictions if the Company’s total leverage ratio is less than 2.75 to 1.00 (total leverage ratio as defined in the debt financing agreement).   As of and for the rolling twelve-month period ended March 31, 2011, the Company was in compliance with all debt covenants.

Note 13.  Income Taxes

The Company records income tax expense on an interim basis.  The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period.  The estimated annual effective income tax rate reflects the change in a valuation allowance due to expected current year earnings or loss.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  There was no material change in unrecognized tax benefits in the three month period ending March 31, 2011, and the Company does not anticipate a material change in total unrecognized tax benefits within the next 12 months.

Note 14. Financial Instruments and Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The Company records the fair value of its forward contracts, pension plans and other postretirement plans on a recurring basis.  Assets measured at fair value on a nonrecurring basis include property, plant and equipment, assets held for sale, goodwill and other intangible assets.  The fair value of cash and cash equivalents, receivables, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of March 31, 2011 and December 31, 2010.  See Note 12 for further discussion on the fair value of the Company’s debt.

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

There were no open foreign currency exchange contracts at March 31, 2011 or December 31, 2010.  During the three months ended March 31, 2011 and 2010, the Company’s commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.  For the three months ended March 31, 2011 and 2010, hedge ineffectiveness was not material.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

Note 15. Other Long-Term Liabilities

Other long-term liabilities consist of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Single employer pension and postretirement obligations	$325.4	$330.7
Multiemployer pension plans—withdrawal liability	100.1	100.1
Tax-related liabilities	35.4	34.8
Employee-related liabilities	52.5	53.2
Other	82.4	85.0
Total	$595.8	$603.8

Note 16.  Pension and Other Postretirement Benefits

The Company assumed multiple defined benefit pension and postretirement benefit plans as part of the World Color Press acquisition.  Prior to the acquisition, the Company did not have defined benefit plans and the resulting pension and postretirement obligations.  The components of the estimated pension expense and postretirement benefits income for the three months ended March 31, 2011 are as follows:

Three Months Ended March 31, 2011
Pension expense
Service cost	$1.4
Interest cost	12.2
Expected return on assets	(11.4)
Net pension expense	$2.2
Postretirement benefits income
Service cost	$0.2
Interest cost	0.5
Amortization, net	(0.8)
Net postretirement benefits income	$(0.1)

Note 17. Loss Per Share Attributable to Quad/Graphics Common Shareholders

Basic loss per share attributable to Quad/Graphics common shareholders is computed by dividing net loss attributable to Quad/Graphics common shareholders by the weighted average common shares outstanding of 47.2 million and 28.1 million shares for the three months ended March 31, 2011 and 2010, respectively.  The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments.  The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award.  Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share, and accordingly, the Company excludes them from the calculation.  Due to the net loss attributable to Quad/Graphics common shareholders incurred during the three months ended March 31, 2011 and 2010, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss attributable to Quad/Graphics common shareholders	$(7.3)	$(8.5)
Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.2	28.1
Plus: effect of dilutive equity incentive instruments	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	47.2	28.1
Net loss attributable to Quad/Graphics common shareholders per share:
Basic and Diluted	$(0.15)	$(0.30)

Cash dividends paid per common share for all classes of common shares	$—	$0.50

Note 18. Equity Incentive Programs

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and non-employee directors using the Black-Scholes option pricing model.  The total compensation expense recognized related to all equity incentive programs was $2.6 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively, and was recorded in selling, general and administrative expenses.  The Company recognizes compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the awards, which is generally the vesting term.  The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

Prior to 2011, equity incentive compensation expense only included the Company’s 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan.  On June 24, 2010, the shareholders of the Company approved the Quad/Graphics Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”) for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value.  Concurrent with the July 2, 2010 closing of the World Color Press acquisition, 2.3 million shares of Class A common stock were approved for issuance under the Company’s Omnibus Plan.  Within the framework of the Omnibus Plan, the Company’s board of directors approved the form of a new stock option award agreement, a restricted stock award agreement, a restricted stock unit award agreement and a deferred stock unit award agreement.  The first grants of any of these newly approved equity incentive instruments were made January 1, 2011 at an exercise price of $41.26.  Each equity incentive instrument granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant.

At March 31, 2011, the Company has authorized a total of 6.1 million shares of its class A common stock for grants under all of the Company’s equity incentive plans, and 1.7 million shares were available for future grants.

Stock Options

Options granted prior to 2011 generally vest at a rate of 5% to 10% per year and expire 90 days after the respective employee’s termination from the Company.  For new option grants beginning January 1, 2011, options vest over four years, with no vesting in the first year and one-third vesting upon the second, third and fourth anniversary dates.  As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, death, disability or normal retirement of the grantee.  For the new option grants beginning January 1, 2011, options expire upon the earliest of the tenth anniversary of the grant date, twenty-four months after termination for death, thirty-six months after termination for normal retirement or disability and 90 days after termination of employment for any other reason.  While stock options granted prior to 2011 were credited with dividend declarations, the new option grants after that time are not credited with dividend declarations.  Stock options are only to be granted to employees and will only be granted under the new option grant terms from January 1, 2011 forward.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

The Company granted 448,154 stock options under the new stock option plan on January 1, 2011, and the Company granted 495,000 options under the pre-2011 stock option plans on January 1, 2010.  The grant date fair value of options was $13.19 and $18.78 for the grants during the three months ended March 31, 2011 and 2010, respectively.  The fair value of each stock option grant is estimated on the date of grant with the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected volatility	36.0%	27.0%
Risk-free interest rate	2.3%	3.8%
Expected life (years)	7.0	9.8
Dividend yield	2.0%	—%

The Company determined expected volatility based on the volatility of comparable company stock.  The average risk-free interest rate is based on the United States treasury security rate in effect as of the grant date over the term of the expected life.  The expected life is based on the term and vesting period of each grant adjusted for historical experience in vesting.  Prior to 2011, no dividend yield is included because dividends were credited to the option holders.

Compensation expense recognized related to stock options was $1.6 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.  Total future compensation expense for all stock options granted as of March 31, 2011 is approximately $34.7 million, which is expected to be recognized over the weighted-average vesting period of 3.7 years.

Cash received from option exercises was $1.6 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

The following table is a summary of the stock option activity for the three months ended March 31, 2011:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Outstanding at December 31, 2010	3,736	$13.12	6.9	$105.1
Granted	448	41.26	7.0	0.6
Exercised	(94)	(1.74)		(3.1)
Cancelled/forfeited/expired	(14)	15.38		(0.2)
Outstanding at March 31, 2011	4,076	$16.55	6.7	$105.9

Vested and expected to vest at March 31, 2011	3,700	$13.37	6.6	$97.4
Exercisable at March 31, 2011	1,577	$10.12	6.1	$51.1

The intrinsic value of options exercisable and options outstanding at March 31, 2011 and December 31, 2010 is based on the fair value of the stock price.

Share-based compensation activity for the three months ended March 31, 2011 and 2010 is noted below:

	Three Months Ended March 31,
	2011	2010
Total intrinsic value of stock options exercised	$3.1	$0.1
Cash received from stock option exercises	1.6	0.1
Total fair value of stock options vested	5.4	5.7

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Restricted stock (“RS”) and restricted stock unit (“RSU”) awards consist of shares or the rights to shares of the Company’s class A common stock which are awarded to employees of the Company.  The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee.  RSU awards are typically granted to eligible employees outside of the United States.  On January 1, 2011, RS awards of 119,315 shares and RSU awards of 14,625 units were granted at a grant date fair value of $41.26 and $38.86, respectively.  All of the RS shares and the RSUs will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date.  As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee.  Grantees receiving RS grants are able to exercise full voting rights and receive full credit for dividends during the vesting period.  All such dividends will be paid to the RS grantee within 45 days of full vesting.  Grantees receiving RSUs are not entitled to vote and do not earn dividends.  Upon vesting, RSUs will be settled either through cash payment equal to the fair market value of the RSUs on the vesting date or through issuance of Company class A common stock.

Nonvested RS and RSU awards as of March 31, 2011, and changes for the three months ended March 31, 2011 were as follows:

	Restricted Stock			Restricted Stock Units
	Shares (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2010	—	$—	—	—	$—	—
Granted at January 1, 2011	119.3	41.26	3.0	14.6	38.86	3.0
Nonvested at March 31, 2011	119.3	$41.26	2.8	14.6	$38.86	2.8

Compensation expense of $0.4 million was recognized related to RS and RSUs for the three months ended March 31, 2011.  Total future compensation expense for all RS and RSUs granted as of March 31, 2011 is approximately $4.5 million, which is expected to be recognized over the weighted-average vesting period of 1.6 years.  The aggregate fair value of outstanding RSUs as of March 31, 2011 was $0.6 million.

On January 1, 2011, 13,704 deferred stock units (“DSU”) were granted at a grant date fair value of $41.26 to non-employee directors.  The deferred stock units are fully vested on the grant date and all were outstanding as of March 31, 2011.  Each DSU entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control or death or disability as defined in the individual DSU grant agreement.  Grantees of DSUs may not exercise voting rights, but are credited with dividends and those dividends will be converted into additional DSUs based on the closing price of the class A common stock upon settlement.  For the three months ended March 31, 2011, the compensation expense recorded for these awards was $0.6 million.  As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs.  The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

Note 19. Shareholders’ Equity

The Company has three classes of common stock.  There are 80.0 million shares of $0.025 par value class A common stock authorized, of which 40.0 million shares (including 7.2 million shares in treasury stock) and 40.0 million shares (including 7.4 million shares in treasury stock) were issued at March 31, 2011 and December 31, 2010, respectively.  There are 80.0 million shares of $0.025 par value class B common stock authorized, of which 15.0 million shares (including 0.8 million shares in treasury stock) were issued at March 31, 2011 and December 31, 2010.  There are 20.0 million shares of $0.025 par value class C common stock authorized, of which 0.5 million shares (including 0.2 million shares in treasury stock) were issued at March 31, 2011 and December 31, 2010.  The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none have been issued at March 31, 2011 and December 31, 2010.  The Company has no present plans to issue any preferred stock.  During the three months ended March 31, 2011, the Company did not purchase any of its common stock in the open market.

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares.  There was no dividend declared during the three months ended March 31, 2011.  On January 2, 2010, the Board of Directors declared a $0.50 cash dividend for each share of class A, class B and class C common stock outstanding to shareholders of record on January 2, 2010, which was paid on January 22, 2010.

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

The redemption value of the class C qualified employee retirement plan shares at March 31, 2011 and December 31, 2010 totaled $10.9 million and $10.6 million, respectively.  There were no class C common shares redeemed by the Company during the three months ended March 31, 2011.  Subsequent changes to the redemption value of the securities due to changes in stock valuation are charged to retained earnings, while decreases in redemption value due to elimination of redemption features are credited to additional paid-in capital and retained earnings.  During the three months ended March 31, 2011 the balance of redeemable equity increased by $0.3 million, as shown in the table below:

	Class C Common Stock		Total
	Shares	Redemption Value	Redeemable Equity
Balance at December 31, 2010	0.3	$10.6	$10.6
Increase in redemption value of redeemable equity	—	0.3	0.3
Balance at March 31, 2011	0.3	$10.9	$10.9

Common stock and other equity and noncontrolling interests

Activity impacting the Company’s common stock and other equity and noncontrolling interests for the three months ended March 31, 2011 is as follows:

	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2010	$1,481.3	$0.7
Net loss attributable to Quad/Graphics common shareholders	(7.3)	—
Net earnings attributable to noncontrolling interests	—	—
Foreign currency translation adjustments	12.8	0.2
Pension and other postretirement benefit liability amortization, net of tax	(0.5)	—
Tax distribution dividends declared	(2.1)	—
Purchase of treasury stock	—	—
Tax benefit from exercise of stock options	1.2	—
Stock-based compensation	2.6	—
Sale of stock for options exercised	(0.2)	—
Increase in redemption value of redeemable equity	(0.3)	—
Balance at March 31, 2011	$1,487.5	$0.9

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

Note 20. Comprehensive Income (Loss)

The following table summarizes the Company’s comprehensive income (loss) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Net loss	$(7.3)	$(8.5)
Translation adjustments	13.0	(8.4)
Pension and other postretirement benefit liability amortization, net of tax	(0.5)	—
Comprehensive income (loss)	$5.2	$(16.9)

Less: Comprehensive income attributable to noncontrolling interests	0.2	—

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$5.0	$(16.9)

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

QUAD/GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions, except share and per share data and unless otherwise indicated)

				Restructuring, Impairment
	Net Sales		Operating	and Transaction-Related
	Products	Services	Income/(Loss)	Charges
Three months ended March 31, 2011
North America Print and Related Services	$868.4	$118.7	$36.5	$27.5
International	112.4	2.8	(4.8)	1.5
Total operating segments	980.8	121.5	31.7	29.0
Corporate	—	—	(17.1)	5.8
Total	$980.8	$121.5	$14.6	$34.8

Three months ended March 31, 2010
North America Print and Related Services	$298.7	$49.6	$17.8	$0.1
International	52.6	2.7	(4.8)	—
Total operating segments	351.3	52.3	13.0	0.1
Corporate	—	—	(9.0)	6.2
Total	$351.3	$52.3	$4.0	$6.3

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2011 and 2010 are further described in Note 4 and are included in the Operating Income/(Loss) results by segment above.

Note 22. Subsequent Events

On May 10, 2011, the Company declared its first cash dividend as a public company.  A quarterly dividend of $0.20 per share will be paid on June 10, 2011, to shareholders of record as of May 27, 2011.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three months ended March 31, 2011 and 2010, including the notes thereto, included elsewhere in this report and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2011.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the Company’s condensed consolidated financial statements and accompanying footnotes to help provide an understanding of the Company’s financial condition, the changes in the Company’s financial condition and the Company’s results of operations.  This discussion and analysis is organized as follows:

•                  Cautionary Statement Regarding Forward-Looking Statements.

•                  Overview.  This section includes a general description of the Company’s business and segments, an overview of key performance metrics the Company’s management measures and utilizes to evaluate business performance and an overview of trends affecting the Company, including management’s actions related to the trends.

•                  Results of Operations.  This section contains an analysis of the Company’s results of operations by comparing the results for the three months ended March 31, 2011 to the three months ended March 31, 2010.  The comparability of the Company’s results of operations was significantly impacted by the acquisition of World Color Press on July 2, 2010.  The results of operations for World Color Press are included in the Company’s consolidated results prospectively from July 2, 2010.  Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company’s results of operations are included in this section.  This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures the Company uses to assess the performance of its business.

•                  Liquidity and Capital Resources.  This section provides an analysis of the Company’s capitalization and cash flows.  Forward-looking statements important to understanding the Company’s financial condition are also included in this section.

•                  New Accounting Pronouncements.  This section provides a discussion of new accounting pronouncements that the Company believes are important to understanding the Company’s current and forward-looking results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

To the extent any statements in this Quarterly Report on Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements relate to, among other things, the Company’s objectives, goals, strategies, beliefs, intentions, plans, estimates, prospects, projections and outlook, and can generally be identified by the use of words such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “plan”, “foresee”, “believe” or “continue” or the negatives of these terms, variations on them and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K, filed with the SEC on March 24, 2011, as may be amended or supplemented in Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

•                                          The impact of significant overcapacity in the commercial printing industry, which creates downward pricing pressure and fluctuating demand for printing services;

•                                          The impact of fluctuations in costs and availability of raw materials, energy costs and freight rates;

•                                          Quad/Graphics may be unable to achieve the estimated potential synergies expected from the recently completed acquisition of World Color Press or it may take longer or cost more than expected to achieve those synergy savings;

•                                          Unexpected costs or liabilities related to the acquisition, including the effects of purchase accounting that may be different from Quad/Graphics’ allocations;

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

•                                          The retention of existing, and continued attraction of additional, key employees; and

•                                          The effect of accounting pronouncements issued periodically by standard-setting bodies.

Quad/Graphics cautions that the foregoing list of risks, uncertainties and other factors is not exhaustive and you should carefully consider the other factors detailed from time to time in Quad/Graphics’ filings with the United States Securities and Exchange Commission and other uncertainties and potential events when relying on the Company’s forward-looking statements to make decisions with respect to Quad/Graphics.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  Except to the extent required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Business Overview

Quad/Graphics is a leading global provider of print and related services, producing and delivering products and services designed to provide complete solutions to a broad base of customers.  The Company’s print products primarily include catalogs, consumer magazines, special interest publications, direct mail and other commercial specialty printed products, retail inserts, books and directories.  Print-related services the Company provides include digital imaging and photography, binding, mailing and distribution, and logistics, data optimization and analytics services.  In addition, substantial investments are made in research and development and other technological innovations.  The Company has developed multiple manufacturing process improvements, including innovative press and finishing control systems and material-handling equipment for use in its own print operations as well as for sale to other printers worldwide.  The Company believes that its in-house research and development and a continuous improvement mentality toward printing technology is important to its success.  The Company also manufactures ink, which is used in its own printing process.  The Company separately reports its net sales and related costs of sales for its product and service offerings.

The Company’s operating and reporting segments are aligned with how the Company’s chief operating decision maker currently manages the business.  The Company has three reportable segments: North America Print and Related Services, International and Corporate.

The North America Print and Related Services segment includes the Company’s United States and Canada printing operations, managed as one integrated platform.  This segment includes all of the product and related service offerings described above.  The North America Print and Related Services segment accounted for approximately 90% of the Company’s consolidated net sales in the three months ended March 31, 2011.

The International segment includes the Company’s printing operations in Europe and Latin America, which prior to the World Color Press acquisition included operations in Poland, Argentina and Brazil, and now also includes Mexico, Colombia, Peru, Chile and expanded operations in Argentina and Brazil.  This segment produces and delivers all of Quad/Graphics’ product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment designed, manufactured and marketed through Quad/Graphics’ research subsidiary QuadTech, Inc, which is included in the North America Print and Related

Services segment.  The International segment accounted for approximately 10% of the Company’s consolidated net sales in the three months ended March 31, 2011.

The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

Key Performance Metrics Overview

The Company’s management believes the ability to generate net sales growth and positive cash flow are key indicators of the successful execution of the Company’s business strategy and will increase shareholder value.  The Company uses period over period net sales growth, EBITDA, EBITDA margin and cash flows provided by operating activities as metrics to measure operating performance and financial condition.  EBITDA and EBITDA margin are non-GAAP financial measures (see the reconciliation of net loss attributable to Quad/Graphics common shareholders to EBITDA in the Results of Operations section below).

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

Cash flows provided by operating activities.  The Company uses cash flows provided by operating activities as a metric to assess liquidity.  The Company’s management assesses cash flows provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund integration and restructuring requirements related to the acquired World Color Press operations, as well as to fund capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plan withdrawal liabilities, investments in future growth to create value for its shareholders and shareholder dividends.  Cash flows provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

Overview of Trends Affecting Quad/Graphics

Competition in the highly fragmented printing industry remains intense as the industry is consolidating, suffering from excess manufacturing capacity and facing downward pricing pressures.  In addition, the growth and adaptation of alternative marketing technologies (such as distribution and hosting of online content and mobile technologies) may result in a decrease in demand for printed products, which would further increase industry overcapacity.  While the Company has seen print volumes stabilize in the second half of 2010 and early 2011, pricing pressures and uncertainty of the economic environment persist.  In response to these trends, the Company focuses on financial flexibility, a strong balance sheet and an efficient cost structure.

The Company believes a key to future financial success is profitable revenue growth that provides for the ability to reinvest in technology that helps its customers achieve higher returns on their print and print related expenditures.  In this increasingly multichannel marketplace, the Company believes that the printing industry will be driven to make substantial capital investments in new technologies, such as those to deliver targeted and customized print solutions.  The Company believes its ongoing commitment to technology, through its in-house equipment development operations, has been paramount in delivering high-quality and relevant offerings to its customers.  The Company takes a sustained approach in building for the future by continuously investing in its platform via new technology, automation and equipment upgrades.  The Company intends to invest $170 million to $200 million in new capital projects in 2011, among which are the following:

•                  In April 2011, the Company announced plans to invest in and strengthen its book manufacturing platform in Martinsburg, West Virginia.  This investment is in addition to previously announced capital expenditures to enhance its book-component manufacturing capabilities in Leominster, Massachusetts, as well as recent multi-million dollar investments in digital press technology at the Company’s Fairfield, Pennsylvania and Dubuque, Iowa book facilities to meet publishers’ increasing demands for shorter runs.

•                  Ongoing investments in its direct mail platform to strengthen its data-through-delivery service offerings for helping marketers drive top-line growth.  In April 2011, the Company’s Pewaukee, Wisconsin facility expanded its 1-to-1 direct-mail customization capabilities with the startup of a new press with sophisticated inline personalization.  This high-speed press efficiently produces response-driven formats popular with today’s marketers and further fortifies the Company’s mission to redefine print as a key element of multichannel marketing campaigns.

•                  In November 2010, the Company completed its acquisition of HGI Company, LLC (“HGI”), and since then has been investing in the commercial and specialty printing platform to supplement the Company’s print offerings.  This includes an expansion of the Company’s Burlington, Wisconsin facility to accommodate additional state-of-the-art sheetfed printing presses and related equipment with advanced capabilities that will drive greater flexibility, quality, efficiency and reduced turnaround times for its clients.

The Company also pursues growth opportunities that it believes will contribute to earnings, whether organically or through acquisitions, both in the United States and abroad.  The Company’s management follows a disciplined strategy when evaluating acquisitions and partnerships, focusing on opportunities that expand its geographies and capabilities.

The Company has been diligent in lowering its cost structure through consolidating its manufacturing platform into its most efficient facilities (with a close focus on plant capacity utilization and automation), as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations.  These efforts include the deployment of the Company’s own brand of ERP software tools to streamline workflows and improve data visibility across the consolidated platform.  Since the July 2, 2010 World Color Press acquisition, the Company has announced ten plant closures (including the closure of the St. Laurent and Mt. Morris plants during the first quarter of 2011 and the closure of the Buffalo plant subsequent to March 31, 2011), closed the former World Color Press headquarters and completed other restructuring actions.  Management believes the synergy savings will be somewhat more than $225 million.  Management expects that these synergy savings will be achieved within the estimated integration-related costs range of $195 million to $240 million, and may exceed the range to the extent synergy savings exceed $225 million.  There can be no assurance that the synergy savings target will be fully realized or that the integration-related costs will not exceed the estimate.  In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through lean manufacturing and continuous improvement initiatives in order to achieve improved efficiencies, reduce waste, streamline workflows, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company’s employees.  Through these efforts, the Company is reducing the negative impacts on its earnings of continued pricing pressures, increased energy and commodity costs, increased retirement costs and restructuring, integration and frictional costs.

The Company also believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders.  With that focus, the Company reduced overall debt and capital leases by $224 million since the July 2, 2010 World Color Press acquisition date through March 31, 2011, despite incurring significant costs related to the integration restructuring programs associated with the acquisition.  Management currently is balancing the use of cash between compelling investment opportunities, deleveraging the Company’s balance sheet through debt reductions (including reducing risk to the balance sheet associated with pension and postretirement liabilities) and, starting in the second quarter of 2011, instituting a quarterly shareholder dividend of $0.20 per share.

The Company is subject to seasonality in its quarterly results as net sales are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters, and management anticipates this same impact of seasonality in 2011.  Seasonality is driven by increased magazine advertising page counts and retail inserts and catalogs primarily due to back-to-school and holiday related advertising and promotions.  As a result, net sales during the first three months of 2011 are not a reliable predictor for what net sales will be for the full year of 2011.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Summary Results

The Company’s operating income, operating margin and loss per share attributable to Quad/Graphics common shareholders—diluted for the three months ended March 31, 2011 changed from the three months ended March 31, 2010 as follows (dollars in millions, except per share data):

	Operating Income	Operating Margin	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended March 31, 2010	$4.0	1.0%	$(0.30)
2011 Restructuring, Impairment and Transaction-Related Charges(1)	(34.8)	(3.2)%	(0.39)
2010 Restructuring, Impairment and Transaction-Related Charges(2)	6.3	1.6%	0.22
Increase in Interest Expense(3)	N/A	N/A	(0.01)
Increase in Income Tax Benefit(4)	N/A	N/A	0.15
Increase in Operating Income(5)	39.1	1.9%	0.18
For the Three Months Ended March 31, 2011	$14.6	1.3%	$(0.15)

(1)          Restructuring, impairment and transaction-related charges of $34.8 million incurred during the three months ended March 31, 2011 included:

a.               $15.1 million of employee termination costs related to 381 headcount reductions for plant closures and various workforce reductions announced in the first quarter of 2011, as well as from workforce reductions that commenced in 2010;

b.              $7.2 million of costs incurred in connection with the integration of World Color Press into Quad/Graphics (net of a $7.1 million gain on the collection of a previously written off note receivable for the June 2008 sale of World Color Press’ European operations); and

c.               $12.5 million of various other restructuring charges including costs to maintain and exit idle facilities, as well as lease exit charges.

In connection with the integration of the operations of World Color Press into Quad/Graphics, the Company expects to incur substantial additional restructuring and integration costs in future reporting periods.

(2)          Restructuring, impairment and transaction-related charges of $6.3 million incurred during the three months ended March 31, 2010 included:

a.               $6.2 million of transaction-related costs incurred primarily in connection with the World Color Press acquisition and

b.              $0.1 million of lease termination costs.

(3)          Interest expense increased $14.6 million during the three months ended March 31, 2011 to $29.9 million.  This change is due to the increased overall debt levels as a result of the World Color Press acquisition.

(4)          Income tax benefit increased $7.1 million during the three months ended March 31, 2011 to $7.2 million due to an increase in the effective income tax rate, and to a lesser extent an increase in the pre-tax loss.  As a result of the July 2, 2010 acquisition of World Color Press, the Company changed the tax status of certain entities within the Quad/Graphics legal structure from S corporation to C corporation status under the provisions of the Internal Revenue Code of 1986, as amended.  Subsequent to July 2, 2010, these entities are subject to federal and state income taxes.  The effective tax rate for the three months ended March 31, 2011 was 47.1%, as compared to 0.9% for the same period in 2010, reflecting the change in tax status.

(5)          Operating income increased $39.1 million primarily due to the World Color Press acquisition and the synergy savings from the integration of the acquisition.  Operating margin increased as the synergy savings more than offset the historical lower operating margin of the World Color Press business.  Partially offsetting a portion of the synergy savings were the impacts of continued pricing pressures, higher incentive compensation and retirement costs, increasing energy and commodity prices and increased paper and fuel sales, which generally represent a pass through cost to customers and thus decrease margins.  The following discussion provides additional details.

Consolidated

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2011		2010
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$980.8	89.0%	$351.3	87.0%	$629.5	179.2%
Services	121.5	11.0%	52.3	13.0%	69.2	132.3%
Total Net Sales	1,102.3	100.0%	403.6	100.0%	698.7	173.1%
Cost of Sales:
Products	763.5	69.3%	260.3	64.5%	503.2	193.3%
Services	89.9	8.1%	36.2	8.9%	53.7	148.3%
Total Cost of Sales	853.4	77.4%	296.5	73.4%	556.9	187.8%
Selling, General & Administrative Expenses	109.0	9.9%	47.6	11.8%	61.4	129.0%
Restructuring, Impairment and Transaction-Related Charges	34.8	3.2%	6.3	1.6%	28.5	452.4%
Depreciation and Amortization	90.5	8.2%	49.2	12.2%	41.3	83.9%
Total Operating Expenses	1,087.7	98.7%	399.6	99.0%	688.1	172.2%
Operating Income	$14.6	1.3%	$4.0	1.0%	$10.6	265.0%

Net Sales

Product sales increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the World Color Press acquisition, and to a lesser extent higher paper and byproduct sales.  These increases were partially offset by lower pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry.

Service sales, which primarily consist of imaging, logistics and distribution services, increased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the World Color Press acquisition and also due to higher fuel surcharges on logistics and distribution revenues.

Cost of Sales

Cost of product sales increased for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 primarily due to the World Color Press acquisition.  Additionally, cost of product sales increased as a result of: (1) increased paper sales volume, (2) increased energy and commodity prices, (3) increased incentive compensation and retirement costs and (4) frictional costs incurred in hiring and training additional employees to prepare certain print plants to receive transferred volumes from closing plants.  These cost increases were partially offset by acquisition synergy savings related to purchasing and distribution efficiencies realized as well as labor cost reductions as a result of plant closures.

Cost of product sales as a percentage of net sales increased for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 primarily due to higher operating costs for the acquired World Color Press business, increased paper sales and the margin impact of the items described in the preceding paragraph.  Paper is generally billed to customers at pass-through rates, and thus when paper sales increase during a period, the cost of product sales, as well as the cost of product sales as a percentage of net sales, increases.

Cost of service sales increased for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 primarily due to the World Color Press acquisition and higher fuel prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 primarily due to the World Color Press acquisition, as well as a result of the compliance and support costs associated with the Company’s status as a publicly traded entity starting on July 6, 2010.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges of $34.8 million incurred in the three months ended March 31, 2011 includes $15.1 million of employee termination costs related to 381 headcount reductions for plant closures in St. Laurent, Quebec, Canada and Mt. Morris, Illinois, as well as various other workforce reductions.  In addition to employee termination costs, the Company recorded $12.5 million of various other restructuring charges, including $8.6 million of vacant facility carrying costs, equipment removal costs and other restructuring charges, as well as $3.9 million of lease exit charges associated with the termination of operations in the Fredericksburg, Virginia plant.  Finally, during the three months ended March 31, 2011, the Company incurred $7.2 million of costs related to integrating World Color Press into the operations of Quad/Graphics.  The $7.2 million of integration costs are presented net of a $7.1 million gain on the collection of a previously written off note receivable related to the June 2008 sale of World Color Press’ European operations.

Restructuring, impairment and transaction-related charges during the three months ended March 31, 2010 were $6.3 million, including $6.2 million of transaction-related charges primarily in connection with the World Color Press acquisition and $0.1 million of lease termination costs.

Depreciation and Amortization

Depreciation and amortization increased for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 due to the World Color Press acquisition.

EBITDA and EBITDA Margin

EBITDA and EBITDA margin for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was as follows:

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$105.9	9.6%	$55.9	13.9%

EBITDA increased $50.0 million for the three months ended March 31, 2011 primarily due to the World Color Press acquisition and the related synergy savings from integrating World Color Press.  EBITDA margin decreased for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 due to increased restructuring, impairment and transaction-related costs associated with the integration of World Color Press and the lower historical operating margins of the World Color Press business.

EBITDA represents net loss attributable to Quad/Graphics common shareholders, plus (i) interest expense and (ii) depreciation and amortization, and less (iii) income tax benefit.  EBITDA margin represents EBITDA as a percentage of net sales.  EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics’ performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business.  EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP.  EBITDA and EBITDA margin should not be considered alternatives to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Quad/Graphics’ calculation of EBITDA and EBITDA margin may be different from the calculation used by other companies and therefore comparability may be limited.  A reconciliation of EBITDA to net loss follows:

	Three Months Ended March 31,
	2011	2010
	(dollars in millions)
Net Loss Attributable to Quad/Graphics Common Shareholders(1)	$(7.3)	$(8.5)
Interest Expense	29.9	15.3
Income Tax Benefit	(7.2)	(0.1)
Depreciation and Amortization	90.5	49.2
EBITDA	$105.9	$55.9

(1)          Net loss attributable to Quad/Graphics common shareholders includes the effects of restructuring, impairment and transaction-related charges of $34.8 million and $6.3 million for the three months ended March 31, 2011 and 2010, respectively.

North America Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the North America Print and Related Services segment:

	Three Months Ended March 31,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$868.4	$298.7	$569.7	190.7%
Services	118.7	49.6	69.1	139.3%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	36.5	17.8	18.7	105.1%
Operating Margin	3.7%	5.1%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$27.5	$0.1	$27.4	27,400.0%

Net Sales

Product sales for the North American Print and Related Services segment increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to World Color Press acquisition.  Additionally, product sales increased due to increased paper and byproduct sales, partially offset by lower pricing due to continued pricing pressures related to industry overcapacity.

Service sales for the North American Print and Related Services segment increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the World Color Press acquisition.  Additionally, service sales increased as a result of higher fuel surcharges to customers.

Operating Income

Operating income for the North America Print and Related Services segment increased for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 primarily due to the World Color Press acquisition, partially offset by increased restructuring and integration expenses.  Operating margin decreased for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 primarily due to a $27.4 million increase in restructuring, impairment and transaction-related costs from the integration of World Color Press.  Excluding restructuring, impairment and transaction-related costs, operating margin would have increased primarily as a result of synergy savings from integrating World Color Press.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the three months ended March 31, 2011 were $27.5 million, consisting of: (1) $14.4 million of employee termination costs related to 321 headcount reductions for plant closures and various workforce reductions announced in the first quarter of 2011, as well as from 2010 workforce reductions, (2) $7.6 million of facility carrying costs, equipment removal costs and other restructuring charges, (3) $3.9 million of lease exit charges and (4) $1.6 million of costs in connection with the integration of World Color Press’ operations into Quad/Graphics.  Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the three months ended March 31, 2010 were $0.1 million for lease termination costs.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Three Months Ended March 31,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$112.4	$52.6	$59.8	113.7%
Services	2.8	2.7	0.1	3.7%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(4.8)	(4.8)	—	—%
Operating Margin	(4.2)%	(8.7)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$1.5	$—	$1.5	N/A
Equity in Earnings of Unconsolidated Entities	0.8	2.5	(1.7)	(68.0)%

Net Sales

Product sales for the International segment increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the World Color Press acquisition, and to a lesser extent due to increased paper and byproduct sales at the Company’s Poland location.

Operating Loss

Operating loss for the International segment was $4.8 million during both of the three month periods ended March 31, 2011 and 2010, despite $1.5 million in restructuring charges in 2011.  These restructuring costs were offset by improved profitability in the Company’s European operations from ongoing cost reductions as a result of the consolidation of print operations in Poland and higher paper byproduct sales.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2011 were $1.5 million, consisting of $0.6 million of employee termination costs related to 60 headcount reductions at the Bogota, Colombia plant and $0.9 million of other restructuring charges within the segment.  There were no restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2010.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and has an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting.  The Company holds a 49% ownership interest in Plural Editora e Gráfica (“Plural”), a commercial printer based in São Paulo, Brazil, as well as a 50% interest in World Color Chile S.A. (“Chile”) that was acquired as part of the World Color Press acquisition.  The equity in earnings of unconsolidated entities in the International segment decreased during the three months ended March 31, 2011 due to increased labor costs at Plural as labor productivity declined due to start up costs associated with recently added press capacity to meet growing demand.  Equity method earnings also decreased due to a $0.4 million loss incurred during the three months ended March 31, 2011 in Chile.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2011	2010
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$17.1	$9.0
Restructuring, Impairment and Transaction-Related Charges	$5.8	$6.2

Corporate operating expenses increased for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 primarily due to the World Color Press acquisition.  Additional corporate expenses were incurred due to the compliance and support costs associated with the Company’s new status as a publicly traded entity, which includes increased levels of administrative staff (information technology, finance, legal, human resources, treasury and other administrative labor) and increased retirement and incentive compensation.

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2011 were $5.8 million, consisting of $5.6 million of integration costs related  to the acquisition of World Color Press (net of a $7.1 million gain on the collection of a previously written off note receivable for the June 2008 sale of World Color Press’ European operations), $0.1 million of employee termination costs related to various workforce reductions that commenced in 2010 and $0.1 million of other restructuring charges.  Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2010 of $6.2 million were transaction expenses incurred primarily in connection with the World Color Press acquisition.

Liquidity and Capital Resources

The Company utilizes cash flows from operations and borrowings under its credit facilities to satisfy its liquidity and capital requirements.  The Company believes its expected future cash flows from operations and unused available capacity under its $530.0 million revolving credit facility of $440.5 million as of March 31, 2011 provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to the acquired World Color Press operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plans withdrawal liabilities, investments in future growth to create value for its shareholders and shareholder dividends.

Cash Flows Provided by Operating Activities

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net cash provided by operating activities was $36.7 million for the three months ended March 31, 2011, compared to $38.4 million for the three months ended March 31, 2010, resulting in a $1.7 million decrease.  The decrease in cash flows provided by operating activities was primarily due to higher working capital of $61.7 million, partially offset by a $1.2 million improvement in net loss and increased non-cash adjustments to cash flows of $58.8 million (primarily due to higher depreciation and amortization).  Working capital increased primarily due to lower accrued liabilities resulting from increased cash payments in 2011 for income taxes (due to the Company’s change in tax status to a C corporation in July 2010) and pension and postretirement contributions related to benefit plans assumed in the World Color Press acquisition.

Cash Flows Used in Investing Activities

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net cash used in investing activities was $30.7 million for the three months ended March 31, 2011, compared to $34.1 million for the three months ended March 31, 2010, resulting in a $3.4 million decrease.  The decrease in cash flows used in investing activities was primarily due to a $10.0 million equity investment in HGI made in 2010 and $9.6 million of reduced restricted cash, partially offset by a $16.1 million increase in capital expenditures.

Cash Flows Used in Financing Activities

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net cash used in financing activities was $12.8 million for the three months ended March 31, 2011, compared to $5.0 million for the three months ended March 31, 2010, resulting in a $7.8 million increase.  The increase in cash flows used in financing activities was primarily due to a $35.3 million increase in net debt payments ($13.3 million of net payments in 2011 compared to $22.0 million of net borrowings in 2010), partially offset by first quarter 2010 payments of $14.0 million for cash dividends and $11.9 million of debt issuance costs.

Debt Obligations

Through March 31, 2011, the Company utilized a combination of debt instruments to fund working capital and other cash requirements, including:

•                  Senior notes ($670.0 million outstanding as of March 31, 2011);

•                  $700.0 million term loan ($685.3 million outstanding as of March 31, 2011);

•                  $530.0 million revolving credit facility ($53.4 million outstanding as of March 31, 2011) — this $530.0 million revolving credit facility and the $700.0 million term loan are collectively referred to as the “$1.23 billion debt financing agreement”;

•                  A Euro denominated facilities agreement including both term loan and revolving credit facility components (total of $92.0 million outstanding as of March 31, 2011).

In addition to the foregoing debt instruments, there are certain other debt agreements totaling $19.2 million outstanding as of March 31, 2011.  There have been no material changes in any of the existing debt facilities between December 31, 2010 and March 31, 2011.

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the respective debt agreements).  Among these covenants, the Company must maintain the following (for each covenant, the most restrictive measurement has been included below):

•                  On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2011, the Company’s leverage ratio was 2.35 to 1.00).  This ratio will step down to 3.50 to 1.00 on December 31, 2012 and further step down to 3.25 to 1.00 on December 31, 2013.

•                  On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2011, the Company’s interest coverage ratio was 6.14 to 1.00).  This ratio will step up to 3.25 to 1.00 on December 31, 2011 and further step up to 3.50 to 1.00 on December 31, 2012.

•                  On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended March 31, 2011, the Company’s fixed charge coverage ratio was 2.96 to 1.00).

•                  Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of March 31, 2011, the Company’s consolidated net worth under the most restrictive covenant per the various lending arrangements was $1.42 billion).

The covenants also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.  Pursuant to the Company’s $1.23 billion debt financing agreement, the Company is prohibited from paying any dividends, repurchasing capital stock or making any distributions other than, among other limited situations, annual dividends or distributions not to exceed $60.0 million during each of 2011 and 2012.  Starting January 1, 2013, the Company has additional dividend restrictions (based on free cash flow as defined in the debt financing agreement) if the Company’s total leverage ratio is greater than 2.75 to 1.00, but has no restrictions if the Company’s total leverage ratio is less than 2.75 to 1.00 (total leverage ratio as defined in the debt financing agreement).

As of and for the rolling twelve-month period ended March 31, 2011, the Company was in compliance with all debt covenants.  While the Company currently expects to be in compliance in future periods, there can be no assurance that financial covenants will continue to be met.  The Company’s failure to maintain compliance with these financial covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements.  Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2011, the only off-balance sheet arrangements that existed were lease obligations, which have not changed materially from that listed in the Contractual Obligations and Other Commitments table in the Company’s Annual Report on Form 10-K filed on March 24, 2011.  As of March 31, 2011, the Company’s contractual obligations have not changed materially from the table and related notes to the table listed in such Form 10-K.

New Accounting Pronouncements

In July 2010, the FASB issued accounting guidance which amends existing disclosure requirements and requires additional quantitative and qualitative disclosures concerning financing receivables, credit risk exposures and the allowance for credit losses. Certain aspects of this accounting guidance were effective and adopted by the Company in the fourth quarter of 2010.  This adoption did not have and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

ITEM 3.                             Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks which may adversely affect the Company’s results of operations and financial condition, including changes in interest and foreign currency exchange rates, changes in the economic environment that would impact credit positions and changes in the prices of certain commodities.  The Company’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.  These risk management strategies may not fully insulate the Company from adverse effects due to market risks.

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases.  As of March 31, 2011, the Company had fixed rate debt and capital leases outstanding of $721.5 million at a current weighted average interest rate of 7.4% and variable rate debt outstanding of $849.9 million at a current weighted average interest rate of 5.1%.  The variable rate debt outstanding at March 31, 2011 is primarily comprised of the $1.23 billion variable rate debt financing agreement entered into in connection with the acquisition of World Color Press, including $685.3 million outstanding on the $700.0 million term loan and $53.4 million outstanding on the $530.0 million revolving credit facility.  The term loan bears interest primarily based on the London Interbank Offered Rate (“LIBOR”); however, it is subject to a 1.5% LIBOR minimum rate and thus the interest rate on the term loan will not begin to fluctuate until LIBOR exceeds that percentage.  At March 31, 2011, LIBOR was significantly lower than that 1.5% LIBOR minimum rate.  Considering that the interest rate on the largest portion of the variable rate debt obligations would not fluctuate if market interest rates increased 10%, a hypothetical change in the interest rate of 10% from the Company’s current weighted average interest rate on variable rate debt obligations (excluding the term loan) of 3.64% would not have a material impact on the Company’s interest expense.  A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2011 by approximately $22.6 million.

Foreign Currency Risk and Translation Exposure

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates.  The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate.  Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-U.S. subsidiaries and business units, fluctuations in such rates may affect the translation of these results into the Company’s consolidated financial statements.  To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign exchange contracts to hedge the currency risk.  The Company’s hedging operations have not been material, and gains or losses from these operations have not been material to the Company’s cash flows, financial position or results of operations. The Company does not use derivative financial instruments for trading or speculative purposes.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer’s ability to pay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Customers’ financial condition is continuously monitored as part of the normal course of business.  Some of the Company’s customers may be highly leveraged or otherwise subject to their own operating and regulatory risks.  Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $79.3 million as of March 31, 2011, and during the three months ended March 31, 2011 the Company recorded provisions for doubtful accounts of $2.3 million.

The Company had a large, diverse customer base prior to the acquisition of World Color Press; however, the credit risk from customer concentration has further decreased after the acquisition with the addition of new customers, geographies and products the Company now produces.  The Company does not have a high degree of concentration with any single customer account.  During the three months ended March 31, 2011, the Company’s largest customer accounted for less than 4% of the Company’s net sales.  Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties.  Any increase in the nonpayment or nonperformance by customers could adversely affect the Company’s results of operations and financial condition.  Economic disruptions could result in significant future charges.

Commodity Risk

The primary raw materials used by the Company are paper, ink and fuel.  At this time, the Company’s supply of raw materials is readily available from numerous suppliers; however, based on market conditions, that could change in the future.  The majority of paper used in the printing process is supplied by the Company’s customers.  For those customers who do not supply paper, the Company will generally include price adjustment clauses in sales contracts, which it also does for other critical raw materials in the printing process.  As a result, management believes a hypothetical 10% change in the price of paper and other raw materials would not have a significant direct impact on the Company’s consolidated annual results of operations or cash flows; however, significant increases in commodity pricing could influence future customer print volumes.  Inflation has not had a significant impact on the Company historically.

ITEM 4.          Controls and Procedures

Disclosure controls and procedures

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

PART II — OTHER INFORMATION

ITEM 1A.        Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K, filed with the SEC on March 24, 2011.  No material change to such risk factors occurred during the period from January 1, 2011 through March 31, 2011.

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

QUAD/GRAPHICS, INC.

Date: May 13, 2011	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ John C. Fowler
John C. Fowler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2011

Exhibits

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.