Form 10-Q
period 2011-06-30
Quad/Graphics, Inc.
filed 2011-08-11
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2011
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

(414) 566 – 6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of August 11, 2011

Class A Common Stock	32,846,125

Class B Common Stock	14,198,464

Class C Common Stock	245,353

QUAD/GRAPHICS, INC.

FORM 10-Q INDEX

For the Quarter Ended June 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales
Products	$952.4	$345.5	$1,933.2	$696.8
Services	118.1	48.8	239.6	101.1
Total net sales	1,070.5	394.3	2,172.8	797.9

Cost of sales
Products	737.5	255.4	1,501.0	515.7
Services	94.5	33.8	184.4	69.9
Total cost of sales	832.0	289.2	1,685.4	585.6

Selling, general and administrative expenses	112.0	49.3	221.0	96.9
Depreciation and amortization	87.7	48.2	178.2	97.5
Restructuring, impairment and transaction-related charges	23.4	31.3	58.2	37.6
Total operating expenses	1,055.1	418.0	2,142.8	817.6

Operating income (loss)	15.4	(23.7)	30.0	(19.7)

Interest expense	29.5	15.0	59.4	30.3

Loss before income taxes and equity in earnings of unconsolidated entities	(14.1)	(38.7)	(29.4)	(50.0)

Income tax benefit	(3.6)	(1.5)	(10.8)	(1.6)

Loss before equity in earnings of unconsolidated entities	(10.5)	(37.2)	(18.6)	(48.4)

Equity in earnings of unconsolidated entities	0.3	1.6	1.1	4.3

Net loss	$(10.2)	$(35.6)	$(17.5)	$(44.1)

Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)

Net loss attributable to Quad/Graphics common shareholders	$(10.3)	$(35.7)	$(17.6)	$(44.2)

Loss per share attributable to Quad/Graphics common shareholders:
Basic and Diluted	$(0.22)	$(1.27)	$(0.37)	$(1.57)

Weighted average number of common shares outstanding:
Basic and Diluted	47.3	28.1	47.3	28.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$16.6	$20.5
Receivables, less allowances for doubtful accounts of $78.5 at June 30, 2011 and $85.5 at December 31, 2010	649.0	786.4
Inventories	279.7	247.4
Prepaid expenses and other current assets	114.2	64.3
Deferred income taxes	90.6	76.8
Short-term restricted cash	3.1	16.0

Total current assets	1,153.2	1,211.4

Property, plant and equipment—net	2,286.7	2,317.8
Goodwill	803.7	814.7
Other intangible assets—net	335.8	368.3
Long-term restricted cash	80.1	84.5
Equity method investments in unconsolidated entities	85.5	82.5
Other long-term assets	58.4	67.8

Total assets	$4,803.4	$4,947.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$292.8	$332.4
Amounts owing in satisfaction of bankruptcy claims	23.3	26.1
Accrued liabilities	362.8	427.1
Short-term debt and current portion of long-term debt	88.1	102.6
Current portion of capital lease obligations	23.5	14.5

Total current liabilities	790.5	902.7

Long-term debt	1,424.9	1,418.4
Unsecured notes to be issued	44.5	52.5
Capital lease obligations	25.4	43.2
Deferred income taxes	464.3	433.8
Other long-term liabilities	561.2	603.8

Total liabilities	3,310.8	3,454.4

Commitments and contingencies (Note 10)

Redeemable equity (Note 19)	10.0	10.6

Quad/Graphics common stock and other equity (Note 19)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	999.2	1,002.0
Treasury stock, at cost	(287.7)	(295.7)
Retained earnings	689.7	720.9
Accumulated other comprehensive income	79.5	52.7

Quad/Graphics common stock and other equity	1,482.1	1,481.3

Noncontrolling interests	0.5	0.7

Total common stock and other equity and noncontrolling interests	1,482.6	1,482.0

Total liabilities and shareholders' equity	$4,803.4	$4,947.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(17.5)	$(44.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	178.2	97.5
Impairment charges	—	24.4
Amortization of debt issuance costs	5.6	—
Stock-based compensation charges	4.6	2.5
(Gain) loss on sales or disposal of property, plant and equipment	(0.2)	0.6
Deferred income taxes	9.4	(1.9)
Equity in earnings of unconsolidated entities	(1.1)	(4.3)
Dividends from unconsolidated entities	1.6	0.1
Changes in operating assets and liabilities	(63.9)	(0.5)

Net cash provided by operating activities	116.7	74.3

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(98.5)	(42.5)
Proceeds from the sale of property, plant and equipment	8.2	0.5
Equity investment in unconsolidated entities	—	(10.0)
Transfers from restricted cash	17.3	—

Net cash used in investing activities	(73.0)	(52.0)

FINANCING ACTIVITIES
Payments of long-term debt	(43.6)	(19.7)
Payments of capital lease obligations	(8.8)	(7.1)
Borrowings on revolving credit facilities	389.5	217.4
Payments on revolving credit facilities	(360.9)	(175.5)
Payment of capitalized debt issuance costs	—	(13.7)
Proceeds from issuance of common stock	1.6	0.2
Tax benefit on exercise of stock options	0.8	—
Bankruptcy claim payments on unsecured notes to be issued	(8.0)	—
Payment of cash dividends	(9.4)	(14.0)
Payment of tax distributions	(4.2)	(9.1)

Net cash used in financing activities	(43.0)	(21.5)

Effect of exchange rates on cash and cash equivalents	(4.6)	(0.9)

Net decrease in cash and cash equivalents	(3.9)	(0.1)

Cash and cash equivalents at beginning of period	20.5	8.9

Cash and cash equivalents at end of period	$16.6	$8.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC on March 24, 2011.

The Company's business is seasonal, with the majority of historical net sales and operating income recognized in the second half of the fiscal year.  Seasonality is driven by increased magazine advertising page counts and retail inserts and catalogs primarily due to back-to-school and holiday related advertising and promotions.  Within any year, seasonality could adversely affect the Company's cash flow and results of operations on a quarterly basis.  Further, the comparability of the Company's results of operations between the three and six months ended June 30, 2011 and 2010 was materially impacted by the acquisition of World Color Press Inc. ("World Color Press") on July 2, 2010.  The results of operations for World Color Press are included in the Company's consolidated results prospectively from July 2, 2010.

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 2011 and 2010.  All significant intercompany transactions have been eliminated in consolidation.  These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements.  Actual results could differ from these estimates.

Note 2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning January 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our consolidated financial positions, results of operations or cash flows.

Note 3. Acquisitions

On July 2, 2010, the Company completed the acquisition of World Color Press, a provider of comprehensive print, digital and related services to retailers, catalogers, publishers, branded-goods companies and other businesses in North America and Latin American countries.  The World Color Press acquisition was completed for $93.3 million in cash and $908.6 million in Company class A common stock.  The Company also borrowed $950.0 million of debt to fund a portion of the transaction and to refinance the World Color Press debt, including a $250.0 million advance from a revolving credit facility and $700.0 million from a term loan.  The historical World Color Press United States and Canadian operations are included within the North American Print and Related Services segment, and the historical World Color Press Latin American operations are included within the International segment.  In connection with the closing of the acquisition, the Company registered its class A common stock with the SEC under the Securities Exchange Act of 1934, as amended, and on July 6, 2010, Quad/Graphics' class A common stock commenced trading on The New York Stock Exchange, LLC ("NYSE") under the symbol "QUAD".

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

The following unaudited pro forma combined financial information presents the Company's results as though Quad/Graphics and World Color Press had combined at January 1, 2010.  The pro forma information has been prepared with the following considerations:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (actual)	2010 (pro forma)	2011 (actual)	2010 (pro forma)
Pro forma net sales	$1,070.5	$1,075.3	$2,172.8	$2,170.9
Pro forma net loss attributable to common shareholders	(10.3)	(5.3)	(17.6)	(23.1)
Pro forma diluted loss per share attributable to common shareholders	(0.22)	(0.11)	(0.37)	(0.49)

Note 4. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2011 and 2010 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee terminations	$5.1	$1.2	$20.2	$1.2
Impairment charges	—	24.4	—	24.4
Transaction-related charges	1.0	2.7	1.0	8.9
Integration costs	8.9	2.2	16.1	2.2
Other restructuring charges	8.4	0.8	20.9	0.9
Total	$23.4	$31.3	$58.2	$37.6

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

2011 Restructuring Events

For the three and six months ended June 30, 2011, the Company recorded: (1) $5.1 million and $20.2 million, respectively, of employee termination costs related to headcount reductions of 523 and 904, respectively, for plant closures and other workforce reductions announced through the second quarter of 2011, as well from workforce reductions that commenced in 2010, (2) $1.0 million of transaction costs incurred primarily in connection with the transaction with Transcontinental Inc. ("Transcontinental") (see Note 22), (3) $8.9 million and $16.1 million, respectively, of World Color Press integration costs and (4) $8.4 million and $20.9 million, respectively, of various other restructuring charges including costs to maintain and exit

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

closed facilities, as well as lease exit charges. The $16.1 million of integration costs recognized during the six months ended June 30, 2011 included a $7.1 million gain on the collection of a previously written off note receivable for the June 2008 sale of World Color Press' European operations.

On January 17, 2011, the Company announced the closure of the St. Laurent plant located in Quebec, Canada resulting in 107 headcount reductions.  As part of this initiative, the Company recognized $0 and $1.3 million of employee termination costs for the three and six months ended June 30, 2011, respectively. The Company has also recognized $0.5 million and $0.7 million of other restructuring charges related to equipment removal costs and facility carrying costs for the three and six months ended June 30, 2011, respectively.

On March 15, 2011, the Company announced the closure of the Mt. Morris, Illinois plant resulting in 490 headcount reductions (441 of which were previously included in a workforce reduction initiative during November 2010 and 49 of which were attributable to the March 2011 plant closure).  As part of this initiative, the Company recognized $0.4 million and $2.8 million of employee termination costs for the three and six months ended June 30, 2011, respectively. The Company has also recognized $0.5 million and $0.9 million of other restructuring charges related to equipment removal costs and facility carrying costs for the three and six months ended June 30, 2011, respectively.  The Company expects to incur additional restructuring charges for the Mt. Morris plant closure in the future.

On April 18, 2011, the Company announced the closure of the Buffalo, New York plant resulting in 414 headcount reductions. As part of this initiative, the Company recognized $0.8 million of employee termination costs for the three and six months ended June 30, 2011. The Company has also recognized $0.2 million of other restructuring charges related to equipment removal costs for the three and six months ended June 30, 2011. The Company expects to incur additional restructuring charges for the Buffalo plant closure in the future.

In addition to these plant closures, the Company continued to execute various workforce reduction and other restructuring initiatives related to the integration of the operations of World Color Press as well as certain corporate and administrative functions, resulting in 109 and 334 additional headcount reductions during the three and six months ended June 30, 2011, respectively.  Severance costs also continue to be incurred related to previously announced plant closures and workforce reductions.  Due to these initiatives, the Company has recognized the following charges for the three and six months ended June 30, 2011: (1) $3.9 million and $15.3 million of employee termination costs, respectively, (2) $2.2 million and $6.1 million of facility carrying costs, respectively, (3) $2.1 million and $6.0 million of estimated lease exit charges, respectively, and (4) $2.9 million and $7.0 million of other restructuring charges.  The Company expects to incur additional restructuring charges related to these and other initiatives in the future.

2010 Restructuring Events

For the three and six months ended June 30, 2010, the Company recorded: (1) $1.2 million of employee termination costs related to 707 headcount reductions for the closure of the Pila, Poland plant, (2) $24.4 million of impairment charges on assets related to the closure of the Pila, Poland plant, (3) $2.7 million and $8.9 million, respectively, of transaction costs incurred primarily in connection with the World Color Press acquisition, (4) $2.2 million of integration costs incurred related to the acquisition of World Color Press and (5) $0.8 million and $0.9 million, respectively, of lease exit charges.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Reserve

Activity impacting the Company's restructuring reserve for the six months ended June 30, 2011 was as follows:

	Employee Terminations	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2010	$24.7	$—	$—	$1.1	$42.6	$68.4

Reserve provisions	20.2	—	1.0	16.1	20.9	58.2
Cash payments	(37.7)	—	—	(13.9)	(26.3)	(77.9)
Non-cash adjustments	—	—	—	(1.6)	(0.5)	(2.1)

Balance at June 30, 2011	$7.2	$—	$1.0	$1.7	$36.7	$46.6

The restructuring reserves are classified as current accrued liabilities in the condensed consolidated balance sheets, as the Company expects the restructuring reserves to be paid within the next twelve months.

Note 5. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.  Goodwill at June 30, 2011 and December 31, 2010 did not include any accumulated impairment losses.  No goodwill impairment was recorded during the six months ended June 30, 2011 or 2010.

Goodwill at June 30, 2011 and December 31, 2010 was as follows:

	North America Print and Related Services	International	Total
Balance at December 31, 2010	$796.5	$18.2	$814.7
World Color Press acquisition	(12.6)	—	(12.6)
Translation adjustment	1.2	0.4	1.6
Balance at June 30, 2011	$785.1	$18.6	$803.7

The Company completed the World Color Press purchase price allocation during the second quarter of 2011 resulting in a $12.6 million reduction in the North America Print and Related Services segment goodwill.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

The components of other intangible assets at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011					December 31, 2010
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.0	$(9.3)	$—	$0.7	5	$10.0	$(9.0)	$—	$1.0
Customer relationships	6	393.8	(63.6)	—	330.2	6	393.7	(32.3)	—	361.4
Capitalized software	5	4.1	(1.4)	—	2.7	5	4.1	(1.0)	—	3.1
Acquired technology	5	5.3	(3.3)	—	2.0	5	5.3	(2.7)	—	2.6

Total finite-lived intangible assets		413.2	(77.6)	—	335.6		413.1	(45.0)	—	368.1

Other indefinite-lived intangible assets		0.2	—	—	0.2		1.2	—	(1.0)	0.2
Total		$413.4	$(77.6)	$—	$335.8		$414.3	$(45.0)	$(1.0)	$368.3

Amortization expense for other intangible assets was $17.1 million and $33.8 million for the three and six months ended June 30, 2011, respectively, as compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2010, respectively. The following table outlines the estimated amortization expense related to intangible assets as of June 30, 2011:

Remainder of 2011	$34.3
2012	68.0
2013	67.2
2014	66.8
2015	66.0
2016	33.3
Total	$335.6

Note 6. Inventories

The components of the Company's inventories at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Raw materials and manufacturing supplies	$155.8	$164.4
Work in process	77.3	52.7
Finished goods	46.6	30.3
Total	$279.7	$247.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 7. Property, Plant and Equipment

The components of the Company's property, plant and equipment at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Land	$135.7	$136.4
Buildings	914.9	919.1
Machinery and equipment	3,431.2	3,344.0
Other	195.0	182.4
Construction in progress	60.1	45.2
	4,736.9	4,627.1
Less: Accumulated depreciation	(2,450.2)	(2,309.3)
Total	$2,286.7	$2,317.8

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

The Company recognized depreciation expense of $70.6 million and $144.4 million for the three and six months ended June 30, 2011, respectively. Depreciation expense of $47.6 million and $96.3 million was recorded for the three and six months ended June 30, 2010, respectively.

Assets Held for Sale

Certain closed World Color Press facilities are considered held for sale. The net book value of the assets held for sale was $20.0 million as of June 30, 2011 and December 31, 2010.  Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Note 8. Restricted Cash

The components of the Company's restricted cash at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Defeasance of unsecured notes to be issued (see Note 11)	$81.2	$89.2
Other	2.0	11.3
Total restricted cash	$83.2	$100.5
Less: short-term restricted cash	(3.1)	(16.0)
Long-term restricted cash	$80.1	$84.5

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

The Company's percentage of Plural's and Chile's net results of operations is recorded in the line item entitled equity in earnings of unconsolidated entities in the Company's condensed consolidated statements of operations, and is included within the International segment.

The combined condensed statements of operations for Plural for the three and six months ended June 30, 2011 and 2010, and for Chile for the three and six months ended June 30, 2011 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$49.1	$23.2	$103.1	$46.2
Operating income	1.6	4.0	3.8	11.1
Net earnings	0.6	2.5	2.0	8.0

Note 10. Commitments and Contingencies

Commitments

The Company had firm commitments of $38.7 million to purchase press and finishing equipment at June 30, 2011.

Litigation

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company.  In the opinion of management, the liabilities, if any, which ultimately result from such lawsuits are not expected to have a material adverse effect on the condensed consolidated financial statements of the Company.

Environmental Reserves

The Company is subject to various laws, regulations and government policies relating to health and safety, to the generation, storage, transportation, and disposal of hazardous substances, and to environment protection in general.  The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated.  Such reserves are adjusted as new information develops or circumstances change. The environmental reserves are not discounted.  The Company believes it is in compliance with such laws, regulations and government policies in all material respects.  Furthermore, the Company does not anticipate that maintaining compliance with such environmental statutes will have a material adverse effect upon the Company's competitive or consolidated financial position.

Note 11. World Color Press Insolvency Proceedings

The Company continues to manage the bankruptcy claim settlement process for the Quebecor World Inc. ("QWI") bankruptcy proceedings in the United States and Canada (QWI changed its name to "World Color Press Inc." upon emerging from bankruptcy on July 21, 2009).  To the extent claims are allowed, the holders of such claims are entitled to receive recovery, with the nature of such recovery dependent upon the type and classification of such claims.  In this regard, with respect to certain types of claims, the holders thereof are entitled to receive cash and/or unsecured notes, while the holders of certain other types of claims are entitled to receive a combination of Quad/Graphics common stock and cash, in accordance with the terms of the World Color Press acquisition agreement.

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $23.3 million and $26.1 million of such recorded claims have yet to be paid as of June 30, 2011 and December 31, 2010, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

notes cannot exceed $75.0 million. In the event that the total of all allowed Class 3 Claims exceeds $150.0 million, each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which is $89.2 million).  In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 claim or (2) upon all Class 3 claims being resolved any excess amount will revert to the Company.  In the six months ended June 30, 2011, $8.0 million was paid to Class 3 claim creditors, therefore $81.2 million remains at June 30, 2011 and is classified as restricted cash in the condensed consolidated balance sheet (see Note 8).  Based on the Company's analysis of the outstanding claims, the Company has recorded a liability, classified as unsecured notes to be issued in the condensed consolidated balance sheet, of $44.5 million at June 30, 2011.

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2010	$89.2	$52.5
Class 3 Claim Payments	(8.0)	(8.0)
Balance at June 30, 2011	$81.2	$44.5

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court.  Therefore, amounts owing in satisfaction of bankruptcy claims on the condensed consolidated balance sheet could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate.  Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's June 30, 2011 estimate of total Class 3 Claim payments is $44.5 million.  In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

Note 12. Debt

Long-term debt consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Master note and security agreement	$645.1	$672.0
Term loan—$700.0 million	684.0	686.5
Revolving credit facility—$530.0 million	85.7	57.0
International term loan	76.0	72.1
International revolving credit facility	16.4	14.9
Domestic term loan	—	11.3
Domestic revolving credit agreement	—	1.0
Other	5.8	6.2
Total debt	$1,513.0	$1,521.0
Less: short-term and current portion of long-term debt	(88.1)	(102.6)
Long-term debt	$1,424.9	$1,418.4

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.5 billion at June 30, 2011.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

As of June 30, 2011, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements).  Among these covenants, the Company was required to maintain the following (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended June 30, 2011, the Company's leverage ratio was 2.39 to 1.00).

•
 On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended June 30, 2011, the Company's interest coverage ratio was 6.05 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended June 30, 2011, the Company's fixed charge coverage ratio was 3.01 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of June 30, 2011, the Company's consolidated net worth under the most restrictive covenant per the various lending arrangements was $1.41 billion).

The covenants also included certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.  As of and for the rolling twelve-month period ended June 30, 2011, the Company was in compliance with all debt covenants.

Note 13.  Income Taxes

The Company records income tax expense on an interim basis.  The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period.  The estimated annual effective income tax rate reflects the change in a valuation allowance due to expected current year earnings or loss.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  There was no material change in unrecognized tax benefits in the six month period ending June 30, 2011, and the Company does not anticipate a material change in total unrecognized tax benefits within the next 12 months.

Note 14. Financial Instruments and Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The Company records the fair value of its forward contracts, pension plans and other postretirement plans on a recurring basis.  Assets measured at fair value on a nonrecurring basis include property, plant and equipment, assets held for sale, goodwill and other intangible assets.  The fair value of cash and cash equivalents, receivables, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of June 30, 2011 and December 31, 2010.  See Note 12 for further discussion on the fair value of the Company's debt.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

There were no open foreign currency exchange contracts at June 30, 2011 or December 31, 2010.  During the three and six months ended June 30, 2011 and 2010, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.  For the three and six months ended June 30, 2011 and 2010, hedge ineffectiveness was not material.

Note 15. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Single employer pension and postretirement obligations	$294.6	$330.7
Multiemployer pension plans—withdrawal liability	100.1	100.1
Tax-related liabilities	34.8	34.8
Employee-related liabilities	49.5	53.2
Other	82.2	85.0
Total	$561.2	$603.8

Note 16.  Pension and Other Postretirement Benefits

The Company assumed multiple defined benefit pension and postretirement benefit plans as part of the World Color Press acquisition.  Prior to the acquisition, the Company did not have defined benefit plans and the resulting pension and postretirement obligations.  The components of the estimated pension expense and postretirement benefits income for the three and six months ended June 30, 2011 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Pension expense
Service cost	$1.4	$2.8
Interest cost	12.2	24.4
Expected return on assets	(11.5)	(22.9)
Net pension expense	$2.1	$4.3
Postretirement benefits income
Service cost	$0.2	$0.4
Interest cost	0.5	1.0
Amortization of deferred gains, net	(0.8)	(1.6)
Net postretirement benefits income	$(0.1)	$(0.2)

Note 17. Loss Per Share Attributable to Quad/Graphics Common Shareholders

Basic loss per share attributable to Quad/Graphics common shareholders is computed by dividing net loss attributable to Quad/Graphics common shareholders by the weighted average common shares outstanding of 47.3 million for the three and six months ended June 30, 2011, respectively, and 28.1 million shares for the three and six months ended June 30, 2010, respectively.  The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments.  The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award.  Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share, and accordingly, the Company excludes

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

them from the calculation.  Due to the net loss attributable to Quad/Graphics common shareholders incurred during the three and six months ended June 30, 2011 and 2010, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to Quad/Graphics common shareholders	$(10.3)	$(35.7)	$(17.6)	$(44.2)
Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.3	28.1	47.3	28.1
Plus: effect of dilutive equity incentive instruments	—	—	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	47.3	28.1	47.3	28.1
Net loss attributable to Quad/Graphics common shareholders per share:
Basic and Diluted	$(0.22)	$(1.27)	$(0.37)	$(1.57)

Cash dividends paid per common share for all classes of common shares	$0.20	$—	$0.20	$0.50

Note 18. Equity Incentive Programs

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and non-employee directors using the Black-Scholes option pricing model.  The total compensation expense recognized related to all equity incentive programs was $2.0 million and $4.6 million for the three and six months ended June 30, 2011, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2010 and was recorded in selling, general and administrative expenses.  The Company recognizes compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the awards, which is generally the vesting term.  The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving each type of award.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

For grants made prior to January 1, 2011, equity incentive compensation expense only included the Company's 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan.  For grants beginning January 1, 2011, the shareholders of the Company approved the Quad/Graphics Inc. 2010 Omnibus Incentive Plan for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value.  Concurrent with the July 2, 2010 closing of the World Color Press acquisition, an additional 2.3 million shares of Class A common stock were approved for issuance under the Company's Omnibus Plan.  Within the framework of the Omnibus Plan, the Company's board of directors approved the form of a new stock option award agreement, a restricted stock award agreement, a restricted stock unit award agreement and a deferred stock unit award agreement.  The first grants of any of these newly approved equity incentive instruments were made January 1, 2011 at an exercise price of $41.26.  Each equity incentive instrument granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant.

At June 30, 2011, the Company has authorized a total of 6.1 million shares of its class A common stock for grants under all of the Company's equity incentive plans, and 1.7 million shares were remaining for future grants.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

The Company granted 448,154 stock options under the new stock option plan on January 1, 2011, and the Company granted 495,000 options under the pre-2011 stock option plans on January 1, 2010.  The grant date fair value of options was $13.19 and $18.78 for the grants during the six months ended June 30, 2011 and 2010, respectively.  The fair value of each stock option grant is estimated on the date of grant with the following weighted average assumptions:

	Six Months Ended June 30,
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

Compensation expense recognized related to stock options was $1.6 million and $3.2 million for the three and six months ended June 30, 2011, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2010, respectively.  Total future compensation expense for all stock options granted as of June 30, 2011 is approximately $33.2 million, which is expected to be recognized over the weighted-average vesting period of 3.6 years.

Cash received from option exercises was $0 and $1.6 million for the three and six months ended June 30, 2011, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the six months ended June 30, 2011:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	3,736	$13.12	6.9	$105.1
Granted	448	41.26	7.0	0.6
Exercised	(94)	(1.74)		(3.1)
Cancelled/forfeited/expired	(14)	16.28		(0.2)
Outstanding at June 30, 2011	4,076	$16.37	6.1	$92.7

Vested and expected to vest at June 30, 2011	3,700	$13.21	6.0	$85.4
Exercisable at June 30, 2011	1,577	$9.92	5.9	$45.6

The intrinsic value of options exercisable and options outstanding at June 30, 2011 and December 31, 2010 is based on the fair value of the stock price.

Share-based compensation activity for the three and six months ended June 30, 2011 and 2010 is noted below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total intrinsic value of stock options exercised	$—	$0.2	$3.1	$0.3
Cash received from stock option exercises	—	0.1	1.6	0.2
Total fair value of stock options vested	—	—	5.4	5.7

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Restricted stock ("RS") and restricted stock unit ("RSU") awards consist of shares or the rights to shares of the Company's class A common stock which are awarded to employees of the Company.  The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee.  RSU awards are typically granted to eligible employees outside of the United States.  On January 1, 2011, RS awards of 119,315 shares and RSU awards of 14,625 units were granted at a grant date fair value of $41.26 and $38.86, respectively.  All of the RS shares and the RSUs will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date.  As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee.  Grantees receiving RS grants are able to exercise full voting rights and receive full credit for dividends during the vesting period.  All such dividends will be paid to the RS grantee within 45 days of full vesting.  Grantees receiving RSUs are not entitled to vote and do not earn dividends.  Upon vesting, RSUs will be settled either through cash payment equal to the fair market value of the RSUs on the vesting date or through issuance of Company class A common stock.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Nonvested RS and RSU awards as of June 30, 2011, and changes for the six months ended June 30, 2011 were as follows:

	Restricted Stock			Restricted Stock Units
	Shares (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2010	—	$—	—	—	$—	—
Granted at January 1, 2011	119.3	41.26	3.0	14.6	38.86	3.0
Nonvested at June 30, 2011	119.3	$41.26	2.5	14.6	$38.86	2.5

Compensation expense of $0.4 million and $0.8 million was recognized related to RS and RSUs for the three and six months ended June 30, 2011, respectively.  Total future compensation expense for all RS and RSUs granted as of June 30, 2011 is approximately $4.1 million, which is expected to be recognized over the weighted-average vesting period of 1.6 years.  The aggregate fair value of outstanding RSUs as of June 30, 2011 was $0.6 million.

On January 1, 2011, 13,704 deferred stock units ("DSU") were granted at a grant date fair value of $41.26 to non-employee directors.  The deferred stock units are fully vested on the grant date and all were outstanding as of June 30, 2011.  Each DSU entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control or death or disability as defined in the individual DSU grant agreement.  Grantees of DSUs may not exercise voting rights, but are credited with dividends and those dividends will be converted into additional DSUs based on the closing price of the class A common stock upon settlement.  For the three and six months ended June 30, 2011, the compensation expense recorded for these awards was $0 and $0.6 million, respectively.  As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs.  The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

Note 19. Shareholders' Equity

The Company has three classes of common stock.  There are 80.0 million shares of $0.025 par value class A common stock authorized, of which 40.0 million shares (including 7.2 million shares in treasury stock) and 40.0 million shares (including 7.4 million shares in treasury stock) were issued at June 30, 2011 and December 31, 2010, respectively.  There are 80.0 million shares of $0.025 par value class B common stock authorized, of which 15.0 million shares (including 0.8 million shares in treasury stock) were issued at June 30, 2011 and December 31, 2010.  There are 20.0 million shares of $0.025 par value class C common stock authorized, of which 0.5 million shares (including 0.2 million shares in treasury stock) were issued at June 30, 2011 and December 31, 2010.  The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none have been issued at June 30, 2011 and December 31, 2010.  The Company has no present plans to issue any preferred stock.  During the six months ended June 30, 2011, the Company did not purchase any of its common stock in the open market.

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares.  On May 10, 2011, the Board of Directors declared a $0.20 cash dividend for each share of class A, class B and class C common stock outstanding to shareholders of record on May 27, 2011, which was paid on June 10, 2011. On January 2, 2010, the Board of Directors declared a $0.50 cash dividend for each share of class A, class B and class C common stock outstanding to shareholders of record on January 2, 2010, which was paid on January 22, 2010.

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders.  Liquidation rights

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

The redemption value of the class C qualified employee retirement plan shares at June 30, 2011 and December 31, 2010 totaled $10.0 million and $10.6 million, respectively.  There were no class C common shares redeemed by the Company during the six months ended June 30, 2011.  Subsequent changes to the redemption value of the securities due to changes in stock valuation or dividend declarations are charged to retained earnings, while decreases in redemption value due to elimination of redemption features are credited to additional paid-in capital and retained earnings.  During the six months ended June 30, 2011 the balance of redeemable equity decreased by $0.6 million, as shown in the table below:

	Class C Common Stock		Total Redeemable Equity
	Shares	Redemption Value
Balance at December 31, 2010	0.3	$10.6	$10.6
Cash dividends declared	—	(0.1)	(0.1)
Decrease in redemption value of redeemable equity	—	(0.5)	(0.5)
Balance at June 30, 2011	0.3	$10.0	$10.0

Common stock and other equity and noncontrolling interests

Activity impacting the Company's common stock and other equity and noncontrolling interests for the six months ended June 30, 2011 was as follows:

	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2010	$1,481.3	$0.7
Net loss attributable to Quad/Graphics common shareholders	(17.6)	—
Net earnings attributable to noncontrolling interests	—	0.1
Foreign currency translation adjustments	27.8	(0.3)
Pension and other postretirement benefit liability amortization, net of tax	(1.0)	—
Tax distribution dividends declared	(4.8)	—
Cash dividends declared	(9.3)	—
Tax benefit from exercise of stock options	0.8	—
Stock-based compensation	4.6	—
Sale of stock for options exercised	(0.2)	—
Decrease in redemption value of redeemable equity	0.5	—
Balance at June 30, 2011	$1,482.1	$0.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 20. Comprehensive Income (Loss)

The following table summarizes the Company's comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(10.2)	$(35.6)	$(17.5)	$(44.1)
Translation adjustments	15.0	(12.2)	27.8	(20.6)
Pension and other postretirement benefit liability amortization, net of tax	(0.5)	—	(1.0)	—
Comprehensive income (loss)	$4.3	$(47.8)	$9.3	$(64.7)

Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$4.2	$(47.9)	$9.2	$(64.8)

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

	Net Sales		Operating Income/(Loss)	Restructuring, Impairment and Transaction-Related Charges
	Products	Services
Three months ended June 30, 2011
North America Print and Related Services	$837.9	$114.9	$45.2	$11.2
International	114.5	3.2	(6.0)	0.9
Total operating segments	952.4	118.1	39.2	12.1
Corporate	—	—	(23.8)	11.3
Total	$952.4	$118.1	$15.4	$23.4
Three months ended June 30, 2010
North America Print and Related Services	$290.0	$46.0	$11.7	$0.8
International	55.5	2.8	(28.9)	25.6
Total operating segments	345.5	48.8	(17.2)	26.4
Corporate	—	—	(6.5)	4.9
Total	$345.5	$48.8	$(23.7)	$31.3

Six months ended June 30, 2011
North America Print and Related Services	$1,706.3	$233.6	$81.7	$38.7
International	226.9	6.0	(10.8)	2.4
Total operating segments	1,933.2	239.6	70.9	41.1
Corporate	—	—	(40.9)	17.1
Total	$1,933.2	$239.6	$30.0	$58.2
Six months ended June 30, 2010
North America Print and Related Services	$588.7	$95.6	$29.5	$0.9
International	108.1	5.5	(33.7)	25.6
Total operating segments	696.8	101.1	(4.2)	26.5
Corporate	—	—	(15.5)	11.1
Total	$696.8	$101.1	$(19.7)	$37.6

Restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2011 and 2010 are further described in Note 4 and are included in the Operating Income/(Loss) results by segment above.

Note 22. Subsequent Events

Transcontinental Inc. Definitive Agreement

On July 12, 2011, the Company and Transcontinental entered into a definitive agreement whereby Quad/Graphics will acquire Transcontinental's Mexican operations as well as a portion of Transcontinental's book printing business that is produced for U.S. export, and the Company will sell its Canadian operations to Transcontinental (with the exception of Quad/Graphics' Vancouver, British Columbia facility). As part of the Canadian transaction, Transcontinental will assume pension and post-retirement obligations pertaining to all Canadian employees except those retained by the Company.

Transcontinental employs approximately 900 people among its three facilities in Azcapotzalco, Toluca and Xochimilco, Mexico. Quad/Graphics employs approximately 1,500 people among its seven facilities being sold to Transcontinental, which are located in Aurora, Concord and Markham, Ontario; LaSalle and Montreal, Quebec; Edmonton, Alberta and Dartmouth, Nova Scotia.

The transactions are subject to customary regulatory clearances, including under the Mexican Federal Law on Economic Competition and the Canadian Competition Act. The definitive agreement allows for the transactions to close independently of each other. As of August 11, 2011, the regulatory reviews to approve the transactions were not complete.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Amended and Restated Credit Agreement

On July 26, 2011, the Company entered into a $1.5 billion debt financing agreement with certain lenders. The $1.5 billion debt financing agreement includes three different loan facilities. The first is a revolving facility in the amount of $850.0 million with a term of five years maturing on July 25, 2016. The second facility is a Term Loan A in the aggregate amount of $450.0 million with a term of five years maturing on July 25, 2016. The third facility is a Term Loan B in the amount of $200.0 million with a term of seven years maturing on July 25, 2018, subject to certain required amortization. At any time when the Company's total leverage is 3.00 to 1.00 or greater, the Company is obligated to prepay the two term loan facilities from the net proceeds of asset sales, casualty losses, and certain indebtedness for borrowed money, or from a portion of its excess cash flow, subject to certain exceptions.

Borrowings under the revolving facility and Term Loan A loans made under the $1.5 billion debt financing agreement will initially bear interest at 2.25% in excess of reserve adjusted London Interbank Offered Rate ("LIBOR"), or 1.25% in excess of an alternate base rate, and Term Loan B loans will bear interest at 3.00% in excess of reserve adjusted LIBOR Rate, with a LIBOR floor of 1.00%, or 2.00% in excess of an alternative base rate at the Company's option.

This debt financing agreement was entered into to reduce the Company's borrowing costs with lower interest rates and to create more financial flexibility with a higher revolving credit capacity. The proceeds from the Term Loan A, Term Loan B and revolving credit facility were used to repay all outstanding balances on the Company's then outstanding $1.23 billion debt financing agreement, which terminated, and new debt issuance costs incurred.

The $1.5 billion debt financing agreement is secured by substantially all of the unencumbered assets of the Company. The $1.5 billion debt financing agreement also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

This $1.5 billion debt financing agreement subjects the Company to certain quarterly financial covenants and also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.

The quarterly financial covenants are as follows (all financial terms, numbers and ratios are as defined in the $1.5 billion debt financing agreement):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.50 to 1.00. In the previous $1.23 billion debt financing agreement, the total leverage ratio was 3.75 to 1.00, and then was to step down to 3.50 to 1.00 on December 31, 2012 and further step down to 3.25 to 1.00 on December 31, 2013.

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00.  This ratio will step up to 3.25 to 1.00 on December 31, 2011 and further step up to 3.50 to 1.00 on December 31, 2012. This covenant is unchanged from the $1.23 billion debt financing agreement.

•	Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year. This covenant is unchanged from the $1.23 billion debt financing agreement.

Declaration of Quarterly Dividend

On August 9, 2011, the Company declared a quarterly dividend of $0.20 per share, which will be paid on September 9, 2011, to shareholders of record as of August 29, 2011.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010, including the notes thereto, included elsewhere in this report and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011.

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the Company's condensed consolidated financial statements and accompanying footnotes to help provide an understanding of the Company's financial condition, the changes in the Company's financial condition and the Company's results of operations.  This discussion and analysis is organized as follows:

•	Cautionary Statement Regarding Forward-Looking Statements.

•
Overview.  This section includes a general description of the Company's business and segments, an overview of key performance metrics the Company's management measures and utilizes to evaluate business performance and an overview of trends affecting the Company, including management's actions related to the trends.

•
Results of Operations.  This section contains an analysis of the Company's results of operations by comparing the results for (1) the three months ended June 30, 2011 to the three months ended June 30, 2010 and (2) the six months ended June 30, 2011 to the six months ended June 30, 2010.  The comparability of the Company's results of operations was significantly impacted by the acquisition of World Color Press on July 2, 2010.  The results of operations for World Color Press are included in the Company's consolidated results prospectively from July 2, 2010.  Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section.  This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures the Company uses to assess the performance of its business.

•
Liquidity and Capital Resources.  This section provides an analysis of the Company's capitalization and cash flows.  Forward-looking statements important to understanding the Company's financial condition are also included in this section.

•
New Accounting Pronouncements.  This section provides a discussion of new accounting pronouncements that the Company believes are important to understanding the Company's current and forward-looking results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

To the extent any statements in this Quarterly Report on Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements relate to, among other things, the Company's objectives, goals, strategies, beliefs, intentions, plans, estimates, prospects, projections and outlook, and can generally be identified by the use of words such as "may", "will", "expect", "intend", "estimate", "anticipate", "plan", "foresee", "believe" or "continue" or the negatives of these terms, variations on them and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Part I, Item 1A of the Company's 2010 Annual Report on Form 10-K, filed with the SEC on March 24, 2011, as may be amended or supplemented in Part II, Item 1A of the Company's subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

•	The impact of significant overcapacity in the commercial printing industry, which creates downward pricing pressure and fluctuating demand for printing services;

•	The impact of fluctuations in costs and availability of raw materials, energy costs and freight rates;

•
Quad/Graphics may be unable to achieve the estimated potential synergies expected from the acquisition of World Color Press or it may take longer or cost more than expected to achieve those synergy savings;

•	Unexpected costs or liabilities related to the World Color Press acquisition, including the effects of purchase accounting that may be different from Quad/Graphics' allocations;

•	Failure to successfully integrate the operations of Quad/Graphics and World Color Press;

•	The impact of electronic media and similar technological changes;

•	Changes in macroeconomic or political conditions in the countries where Quad/Graphics operates;

•	Regulatory matters and risks;

•	Legislative developments or changes in laws;

•	The impact of fluctuations in interest rates and foreign exchange rates;

•	The retention of existing, and continued attraction of additional, key employees; and

•	The effect of accounting pronouncements issued periodically by standard-setting bodies.

Quad/Graphics cautions that the foregoing list of risks, uncertainties and other factors is not exhaustive and you should carefully consider the other factors detailed from time to time in Quad/Graphics' filings with the SEC and other uncertainties and potential events when relying on the Company's forward-looking statements to make decisions with respect to Quad/Graphics.

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

The Company's operating and reporting segments are aligned with how the Company's chief operating decision maker currently manages the business.  The Company has three reportable segments: North America Print and Related Services, International and Corporate.

The North America Print and Related Services segment includes the Company's United States and Canada printing operations, managed as one integrated platform.  This segment includes all of the product and related service offerings described above.  The North America Print and Related Services segment accounted for approximately 89% of the Company's consolidated net sales in the three and six months ended June 30, 2011.

The International segment includes the Company's printing operations in Europe and Latin America, which prior to the World Color Press acquisition included operations in Poland, Argentina and Brazil, and now also includes Mexico, Colombia, Peru, Chile and expanded operations in Argentina and Brazil.  This segment produces and delivers all of Quad/Graphics' product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment designed, manufactured and marketed through Quad/Graphics' research subsidiary QuadTech, Inc, which is included in the North America Print and Related Services segment.  The International segment accounted for approximately 11% of the Company's consolidated net sales in the three and six months ended June 30, 2011.

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

Overview of Trends Affecting Quad/Graphics

Competition in the highly fragmented printing industry remains intense as the industry is consolidating and has excess manufacturing capacity. Combined with the global economic uncertainty, the printing industry continues to face downward pricing pressures.  In addition, the growth and adaptation of alternative marketing technologies (such as distribution and hosting of online content and mobile technologies) as well as alternative delivery of content may result in a decrease in demand for printed products, which would further increase industry overcapacity.  In response to these trends, the Company focuses on financial flexibility, a strong balance sheet and an efficient cost structure, which management believes will best position the Company for long-term success.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders.  Management currently is balancing the use of cash between compelling investment opportunities, deleveraging the Company's balance sheet through reductions in debt and pension and postretirement liabilities and, starting in the second quarter of 2011, instituting a quarterly shareholder dividend of $0.20 per share.

Through June 30, 2011, the Company reduced overall debt and capital leases by $17 million since December 31, 2010, and $233 million since the July 2, 2010 World Color Press acquisition date, despite incurring significant costs related to integration and restructuring programs associated with the acquisition.  In addition, the Company's pension and postretirement liability decreased by $145 million since the July 2, 2010 World Color Press acquisition date. Furthermore, on July 26, 2011, the Company refinanced a significant portion of its debt with a $1.5 billion debt financing agreement. The new debt agreement increases the revolving credit available to the Company from $530.0 million to $850.0 million, providing greater capacity to support the Company's growth plans. In addition to increasing financial flexibility, the new debt agreement reduces cash interest payments by an estimated $16 - $20 million annually at current borrowing levels.

 The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations.  These efforts include the deployment of the Company's own brand of ERP software tools to streamline workflows and improve data visibility across the consolidated platform.  Since the July 2, 2010 World Color Press acquisition, the Company has announced ten plant closures (including the closure of the St. Laurent, Quebec, Canada and Mt. Morris, Illinois plants during the first quarter of 2011 and the closure of the Buffalo, New York plant during the second quarter of 2011), closed the former World Color Press headquarters and completed other restructuring actions.  Management believes the synergy savings will be more than $225 million.  Management expects that these synergy savings will be achieved within the estimated integration-related costs range of $195 million to $240 million, and may exceed the range to the extent synergy savings exceed $225 million.  There can be no assurance that the synergy savings target will be fully realized or that the integration-related costs will not exceed the estimate.  In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through lean manufacturing and continuous improvement initiatives in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees.

In this increasingly multichannel marketplace, the Company believes that the printing industry will be driven to make capital investments in new technologies, such as those to deliver targeted and customized print solutions.  The Company believes its ongoing commitment to technology, through its in-house equipment development operations, has been paramount in delivering high-quality and relevant offerings to its customers.  The Company intends to invest $170 million to $200 million in new capital projects in 2011.

 When making capital allocation decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities or acquisitions.

On July 12, 2011, the Company and Transcontinental entered into a definitive agreement whereby Quad/Graphics will acquire Transcontinental's Mexican operations as well as a portion of Transcontinental's book printing business that is produced for U.S. export, and the Company will sell its Canadian operations to Transcontinental (with the exception of Quad/Graphics' Vancouver, British Columbia facility). As part of the Canadian transaction, Transcontinental will assume pension and post-retirement obligations pertaining to all Canadian employees except those retained by the Company. The Company believes with the acquisition of Trancontinental's Mexican operations it will be able to create an industry-leading print platform in an economy with a higher growth rate than that of Canada, and also achieve beneficial synergy savings through operational consolidation. The transactions are subject to customary regulatory clearances, including under the Mexican Federal Law on Economic Competition and the Canadian Competition Act. As of August 11, 2011, the regulatory reviews to approve the transactions were not complete.

The Company is subject to seasonality in its quarterly results as net sales and operating income are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters, and management anticipates this same impact of seasonality in 2011.  Seasonality is driven by increased magazine advertising page counts and retail inserts and catalogs primarily due to back-to-school and holiday related advertising and promotions.  As a result, net sales and operating income during the first six months of 2011 are not a reliable predictor for what net sales and operating income will be for the full year of 2011.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Summary Results

The Company's operating income (loss), operating margin and diluted loss per share attributable to Quad/Graphics common shareholders for the three months ended June 30, 2011 changed from the three months ended June 30, 2010 as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended June 30, 2010	$(23.7)	(6.0)%	$(1.27)
2011 Restructuring, Impairment and Transaction-Related Charges(1)	(23.4)	(2.2)%	(0.37)
2010 Restructuring, Impairment and Transaction-Related Charges(2)	31.3	7.9%	1.11
Increase in Interest Expense(3)	N/A	N/A	(0.15)
Increase in Income Tax Benefit(4)	N/A	N/A	0.04
Increase in Operating Income(5)	31.2	1.7%	0.42
For the Three Months Ended June 30, 2011	$15.4	1.4%	$(0.22)
__________________________________

(1)	Restructuring, impairment and transaction-related charges of $23.4 million incurred during the three months ended June 30, 2011 included:

a.
$5.1 million of employee termination costs related to 523 headcount reductions for the Buffalo, New York plant closure and other workforce reductions announced through the second quarter of 2011, as well as from workforce reductions that commenced in 2010;

b.	$1.0 million of transaction costs incurred through June 30, 2011 primarily in connection with the transaction with Transcontinental;

c.	$8.9 million of costs incurred in connection with the integration of World Color Press into Quad/Graphics; and

d.	$8.4 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

In connection with the integration of the operations of World Color Press into Quad/Graphics, the Company expects to incur substantial additional restructuring and integration costs in future reporting periods.

(2)	Restructuring, impairment and transaction-related charges of $31.3 million incurred during the three months ended June 30, 2010 included:

a.	$1.2 million of employee termination costs related to 707 headcount reductions for the Pila, Poland plant closure;

b.	$24.4 million of impairment charges on assets related to the Pila, Poland plant closure;

c.	$2.7 million of transaction costs incurred in connection with the World Color Press acquisition;

d.	$2.2 million of costs incurred in connection with the integration of World Color Press into Quad/Graphics; and

e.	$0.8 million of lease exit charges.

(3)	Interest expense increased $14.5 million during the three months ended June 30, 2011 to $29.5 million. This change is due to the increased overall debt levels since the World Color Press acquisition.

(4)
Income tax benefit increased $2.1 million during the three months ended June 30, 2011 to a $3.6 million income tax benefit due to an increase in the effective income tax rate from the Company's change to C corporation tax status, partially offset by a decrease in the pre-tax loss.  As a result of the July 2, 2010 acquisition of World Color Press, the Company changed the tax status of certain entities within the Quad/Graphics legal structure from S corporation to C corporation status under the provisions of the Internal Revenue Code of 1986, as amended.  Subsequent to July 2, 2010, these entities are subject to federal and state income taxes.  The effective tax rate for the three months ended June 30, 2011 was 25.5%, as compared to 3.9% for the same period in 2010, reflecting the change in tax status, partially offset by losses in foreign countries that could not be benefited.

(5)
Operating income increased $31.2 million primarily due to the World Color Press acquisition and the synergy savings from the integration of World Color Press.  Operating margin increased due to the World Color Press acquisition, which benefited from synergy savings related to the integration of World Color Press' operations.  Partially offsetting a portion of the synergy savings were the impacts of continued pricing pressures and labor productivity decreases due to the size and complexity of the plant consolidation process.  The following discussion provides additional details.

Consolidated

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended June 30,
	2011		2010
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$952.4	89.0%	$345.5	87.6%	$606.9	175.7%
Services	118.1	11.0%	48.8	12.4%	69.3	142.0%
Total Net Sales	1,070.5	100.0%	394.3	100.0%	676.2	171.5%
Cost of Sales:
Products	737.5	68.9%	255.4	64.8%	482.1	188.8%
Services	94.5	8.8%	33.8	8.6%	60.7	179.6%
Total Cost of Sales	832.0	77.7%	289.2	73.4%	542.8	187.7%
Selling, General & Administrative Expenses	112.0	10.5%	49.3	12.5%	62.7	127.2%
Restructuring, Impairment and Transaction-Related Charges	23.4	2.2%	31.3	7.9%	(7.9)	(25.2)%
Depreciation and Amortization	87.7	8.2%	48.2	12.2%	39.5	82.0%
Total Operating Expenses	1,055.1	98.6%	418.0	106.0%	637.1	152.4%
Operating Income (Loss)	$15.4	1.4%	$(23.7)	(6.0)%	$39.1	165.0%

Net Sales

Product sales increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the World Color Press acquisition, and to a lesser extent higher paper and byproduct sales, increased volumes for the legacy Quad customers and a favorable impact from foreign exchange rates on net sales.   These increases were partially offset by lower pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry.

Service sales, which primarily consist of imaging, logistics and distribution services, increased in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the World Color Press acquisition and higher fuel surcharges on logistics and distribution revenues.

Cost of Sales

Cost of product sales increased for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 primarily due to the World Color Press acquisition, including the Company re-establishing a retirement benefit for the World Color Press employees.  Additionally, cost of product sales increased as a result of: (1) decreased labor productivity associated with integration and restructuring activities related to hiring and training additional employees to prepare certain plants to receive transferred volumes from manufacturing facilities that were closed as part of the World Color Press integration, (2) increased paper sales volume and (3) increased energy and commodity costs. These cost increases were partially offset by acquisition synergy savings related to purchasing and distribution efficiencies realized, as well as labor cost reductions as a result of plant closures.

Cost of product sales as a percentage of net sales increased for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 primarily due to higher operating costs for the acquired World Color Press business, decreased labor productivity associated with integration and restructuring activities, increased paper sales and increased energy and commodity costs. Paper is generally billed to customers at pass-through rates, and thus when paper sales increase during a period, the cost of product sales, as well as the cost of product sales as a percentage of net sales, increases.

Cost of service sales increased for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 primarily due to the World Color Press acquisition and higher fuel prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 primarily due to the World Color Press acquisition, including the Company re-establishing a retirement benefit for the World Color Press employees, as well as a result of the compliance and support costs associated with the Company's status as a publicly traded entity starting on July 6, 2010. Selling, general and administrative expenses as a percentage of net sales decreased between periods due to synergy savings from the integration of World Color Press.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges of $23.4 million incurred in the three months ended June 30, 2011 include: (1) $5.1 million of employee termination costs related to 523 headcount reductions for the Buffalo, NY plant closure as well as from other workforce reductions, (2) $1.0 million of transaction costs incurred primarily in connection with the transaction with Transcontinental, (3) $8.9 million of costs incurred in connection with the integration of World Color Press and (4) $8.4 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $31.3 million incurred in the three months ended June 30, 2010 include: (1) $1.2 million of employee termination costs related to 707 headcount reductions for the Pila, Poland plant closure, (2) $24.4 million of impairment charges on assets related to the Pila, Poland plant closure, (3) $2.7 million of transaction costs incurred primarily in connection with the acquisition of World Color Press, (4) $2.2 million of costs incurred in connection with the integration of World Color Press and (5) $0.8 million of lease exit charges.

Depreciation and Amortization

Depreciation and amortization increased for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 due to the World Color Press acquisition.

EBITDA and EBITDA Margin

EBITDA and EBITDA margin for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was as follows:

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$103.3	9.6%	$26.0	6.6%

EBITDA increased $77.3 million for the three months ended June 30, 2011 primarily due to the World Color Press acquisition and the related synergy savings from integrating World Color Press.  EBITDA margin increased for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 due to synergy savings and decreased restructuring, impairment and transaction-related costs.

EBITDA represents net loss attributable to Quad/Graphics common shareholders, plus (i) interest expense and (ii) depreciation and amortization, and less (iii) income tax benefit.  EBITDA margin represents EBITDA as a percentage of net sales.  EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business.  EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP.  EBITDA and EBITDA margin should not be considered alternatives to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculation used by other companies and therefore comparability may be limited.  A reconciliation of EBITDA to net loss follows:

	Three Months Ended June 30,
	2011	2010
	(dollars in millions)
Net Loss Attributable to Quad/Graphics Common Shareholders(1)	$(10.3)	$(35.7)
Interest Expense	29.5	15.0
Income Tax Benefit	(3.6)	(1.5)
Depreciation and Amortization	87.7	48.2
EBITDA	$103.3	$26.0
__________________________________

(1)
Net loss attributable to Quad/Graphics common shareholders includes the effects of restructuring, impairment and transaction-related charges of $23.4 million and $31.3 million for the three months ended June 30, 2011 and 2010, respectively.

North America Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the North America Print and Related Services segment:

	Three Months Ended June 30,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$837.9	$290.0	$547.9	188.9%
Services	114.9	46.0	68.9	149.8%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	45.2	11.7	33.5	286.3%
Operating Margin	4.7%	3.5%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$11.2	$0.8	$10.4	1,300.0%

Net Sales

Product sales for the North American Print and Related Services segment increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the World Color Press acquisition.  Additionally, product sales increased due to increased paper and byproduct sales, partially offset by lower pricing due to continued pricing pressures related to industry overcapacity.

Service sales for the North American Print and Related Services segment increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the World Color Press acquisition.  Additionally, service sales increased as a result of higher fuel surcharges to customers.

Operating Income

Operating income for the North America Print and Related Services segment increased for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 primarily due to the World Color Press acquisition, partially offset by increased restructuring and integration expenses.  Operating margin increased for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 primarily due to synergy savings from the integration of World Color Press, partially offset by an increase in restructuring, impairment and transaction-related costs from the integration of World Color Press.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the three months ended June 30, 2011 were $11.2 million, consisting of $3.7 million of employee termination costs related to 514 headcount reductions for the Buffalo, New York plant closure and other workforce reductions announced through the second quarter of 2011, as well as from 2010 workforce reductions, and $7.5 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the three months ended June 30, 2010 were $0.8 million for lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Three Months Ended June 30,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$114.5	$55.5	$59.0	106.3%
Services	3.2	2.8	0.4	14.3%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(6.0)	(28.9)	22.9	(79.2)%
Operating Margin	(5.1)%	(49.6)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$0.9	$25.6	$(24.7)	(96.5)%
Equity in Earnings of Unconsolidated Entities	0.3	1.2	(0.9)	(75.0)%

Net Sales

Product sales for the International segment increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the World Color Press acquisition, and to a lesser extent due to a favorable impact from foreign exchange rates on net sales. These increases were partially offset by declines in print volumes at the Company's Poland location.

Operating Loss

Operating loss for the International segment decreased for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 primarily due to the decreased restructuring expenses in connection with the Pila, Poland announced plant closure in June 2010 as well as due to the World Color Press acquisition, partially offset by a negative impact from foreign exchange rates on the operating loss in Poland.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended June 30, 2011 were $0.9 million, consisting of $0.1 million of employee termination costs related to 9 headcount reductions in Latin America and $0.8 million of other restructuring and integration charges.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended June 30, 2010 were $25.6 million, consisting of $1.2 million of employee termination costs related to 707 headcount reductions and $24.4 million of impairment charges on assets related to the Pila, Poland plant closure.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and has an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting.  The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil, as well as a 50% interest in Chile that was acquired as part of the World Color Press acquisition.  The equity in earnings of unconsolidated entities in the International segment decreased during the three months ended June 30, 2011 due to a $1.0 million loss incurred during the three months ended June 30, 2011 at Chile.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended June 30,
	2011	2010
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$23.8	$6.5
Restructuring, Impairment and Transaction-Related Charges	11.3	4.9

Corporate operating expenses increased for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 primarily due to the World Color Press acquisition and higher restructuring and integration costs.  Additional corporate expenses were incurred due to the compliance and support costs associated with the Company's new status as a publicly traded entity, which includes increased levels of administrative staff (information technology, finance, legal, human resources, treasury and other administrative labor), and increased costs incurred in connection with the integration of World Color Press.

Corporate restructuring, impairment and transaction-related charges for the three months ended June 30, 2011 were $11.3 million, consisting of: (1) $1.3 million of employee termination costs related to workforce reductions that commenced in 2010, (2) $1.0 million of transaction costs incurred primarily in connection with the transaction with Transcontinental, (3) $8.9 million of costs incurred in connection with the integration of World Color Press and (4) $0.1 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended June 30, 2010 were $4.9 million, consisting of $2.7 million of transaction costs and $2.2 million of integration costs incurred in connection with the acquisition of World Color Press.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Summary Results

The Company's operating income (loss), operating margin and diluted loss per share attributable to Quad/Graphics common shareholders for the six months ended June 30, 2011 changed from the six months ended June 30, 2010 as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Six Months Ended June 30, 2010	$(19.7)	(2.5)%	$(1.57)
2011 Restructuring, Impairment and Transaction-Related Charges(1)	(58.2)	(2.7)%	(0.78)
2010 Restructuring, Impairment and Transaction-Related Charges(2)	37.6	4.7%	1.34
Increase in Interest Expense(3)	N/A	N/A	(0.15)
Increase in Income Tax Benefit(4)	N/A	N/A	0.19
Increase in Operating Income(5)	70.3	1.9%	0.60
For the Six Months Ended June 30, 2011	$30.0	1.4%	$(0.37)
__________________________________

(1)	Restructuring, impairment and transaction-related charges of $58.2 million incurred during the six months ended June 30, 2011 included:

a.
$20.2 million of employee termination costs related to 904 headcount reductions for plant closures and other workforce reductions announced through the second quarter of 2011, as well as from workforce reductions that commenced in 2010;

b.	$1.0 million of transaction costs incurred through June 30, 2011 primarily in connection with the transaction with Transcontinental;

c.
$16.1 million of costs incurred in connection with the integration of World Color Press into Quad/Graphics (net of a $7.1 million gain on the collection of a previously written off note receivable for the June 2008 sale of World Color Press' European operations); and

d.	$20.9 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

(2)	Restructuring, impairment and transaction-related charges of $37.6 million incurred during the six months ended June 30, 2010 included:

a.	$1.2 million of employee termination costs related to 707 headcount reductions for the Pila, Poland plant closure;

b.	$24.4 million of impairment charges on assets related to the Pila, Poland plant closure;

c.	$8.9 million of transaction costs incurred primarily in connection with the acquisition of World Color Press;

d.	$2.2 million of costs incurred in connection with the integration of World Color Press into Quad/Graphics; and

e.	$0.9 million of lease exit charges.

(3)	Interest expense increased $29.1 million during the six months ended June 30, 2011 to $59.4 million. This change is due to the increased overall debt levels since the World Color Press acquisition.

(4)
Income tax benefit increased $9.2 million during the six months ended June 30, 2011 to a $10.8 million income tax benefit due to an increase in the effective income tax rate from the Company's change to C corporation tax status, partially offset by a decrease in the pre-tax loss.  As a result of the July 2, 2010 acquisition of World Color Press, the Company changed the tax status of certain entities within the Quad/Graphics legal structure from S corporation to C corporation status under the provisions of the Internal Revenue Code of 1986, as amended.  Subsequent to July 2, 2010, these entities are subject to federal and state income taxes.  The effective tax rate for the six months ended June 30, 2011 was 36.7%, as compared to 3.2% for the same period in 2010, reflecting the change in tax status.

(5)
Operating income increased $70.3 million primarily due to the World Color Press acquisition and the synergy savings from the integration of World Color Press.  Operating margin increased due to the World Color Press acquisition, which benefited from synergy savings related to the integration of World Color Press' operations.  Partially offsetting a portion of the synergy savings were the impacts of continued pricing pressures and labor productivity decreases due to the size and complexity of the plant consolidation process.  The following discussion provides additional details.

Consolidated

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Six Months Ended June 30,
	2011		2010
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$1,933.2	89.0%	$696.8	87.3%	$1,236.4	177.4%
Services	239.6	11.0%	101.1	12.7%	138.5	137.0%
Total Net Sales	2,172.8	100.0%	797.9	100.0%	1,374.9	172.3%
Cost of Sales:
Products	1,501.0	69.1%	515.7	64.6%	985.3	191.1%
Services	184.4	8.5%	69.9	8.8%	114.5	163.8%
Total Cost of Sales	1,685.4	77.6%	585.6	73.4%	1,099.8	187.8%
Selling, General & Administrative Expenses	221.0	10.2%	96.9	12.1%	124.1	128.1%
Restructuring, Impairment and Transaction-Related Charges	58.2	2.7%	37.6	4.7%	20.6	54.8%
Depreciation and Amortization	178.2	8.2%	97.5	12.2%	80.7	82.8%
Total Operating Expenses	2,142.8	98.7%	817.6	102.4%	1,325.2	162.1%
Operating Income (Loss)	$30.0	1.4%	$(19.7)	(2.5)%	$49.7	252.3%

Net Sales

Product sales increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the World Color Press acquisition, and to a lesser extent higher paper and byproduct sales, increased volumes for the legacy Quad customers and a favorable impact from foreign exchange rates on net sales.  These increases were partially offset by lower pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry.

Service sales, which primarily consist of imaging, logistics and distribution services, increased in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the World Color Press acquisition and higher fuel surcharges on logistics and distribution revenues.

Cost of Sales

Cost of product sales increased for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to the World Color Press acquisition, including the Company re-establishing a retirement benefit for the World Color Press employees.  Additionally, cost of product sales increased as a result of: (1) decreased labor productivity associated with integration and restructuring activities related to hiring and training additional employees to prepare certain plants to receive transferred volumes from manufacturing facilities that were closed as part of the World Color Press integration, (2) increased paper sales volume and (3) increased energy and commodity costs. These cost increases were partially offset by acquisition synergy savings related to purchasing and distribution efficiencies realized, as well as labor cost reductions as a result of plant closures.

Cost of product sales as a percentage of net sales increased for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to higher operating costs for the acquired World Color Press business, decreased labor productivity associated with integration and restructuring activities, increased paper sales and increased energy and commodity costs. Paper is generally billed to customers at pass-through rates, and thus when paper sales increase during a period, the cost of product sales, as well as the cost of product sales as a percentage of net sales, increases.

Cost of service sales increased for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to the World Color Press acquisition and higher fuel prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to the World Color Press acquisition, including the Company re-establishing a retirement benefit for World Color Press employees, as well as a result of the compliance and support costs associated with the Company's status as a publicly traded entity starting on July 6, 2010. Selling, general and administrative expenses as a percentage of net sales decreased between periods due to synergy savings from the integration of World Color Press.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges of $58.2 million incurred in the six months ended June 30, 2011 include: (1) $20.2 million of employee termination costs related to 904 headcount reductions for plant closures and other workforce reductions, (2) $1.0 million of transaction costs incurred primarily in connection with the transaction with Transcontinental, (3) $16.1 million of costs incurred in connection with the integration of World Color Press (net of a $7.1 million gain on the collection of a previously written off note receivable for the June 2008 sale of World Color Press' European operations) and (4) $20.9 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $37.6 million incurred in the six months ended June 30, 2010 include: (1) $1.2 million of employee termination costs related to 707 headcount reductions for the Pila, Poland plant closure, (2) $24.4 million of impairment charges on assets related to the Pila, Poland plant closure, (3) $8.9 million of transaction costs incurred primarily in connection with the acquisition of World Color Press, (4) $2.2 million of integration costs incurred related to the acquisition of World Color Press and (5) $0.9 million of lease exit charges.

Depreciation and Amortization

Depreciation and amortization increased for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 due to the World Color Press acquisition.

EBITDA and EBITDA Margin

EBITDA and EBITDA margin for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was as follows:

	Six Months Ended June 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$209.2	9.6%	$82.0	10.3%

EBITDA increased $127.2 million for the six months ended June 30, 2011 primarily due to the World Color Press acquisition and the related synergy savings from integrating World Color Press.  EBITDA margin decreased for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to increased restructuring, impairment and transaction-related costs.

EBITDA represents net loss attributable to Quad/Graphics common shareholders, plus (i) interest expense and (ii) depreciation and amortization, and less (iii) income tax benefit.  EBITDA margin represents EBITDA as a percentage of net sales.  EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business.  EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP.  EBITDA and EBITDA margin should not be considered alternatives to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculation used by other companies and therefore comparability may be limited.  A reconciliation of EBITDA to net loss follows:

	Six Months Ended June 30,
	2011	2010
	(dollars in millions)
Net Loss Attributable to Quad/Graphics Common Shareholders(1)	$(17.6)	$(44.2)
Interest Expense	59.4	30.3
Income Tax Benefit	(10.8)	(1.6)
Depreciation and Amortization	178.2	97.5
EBITDA	$209.2	$82.0
__________________________________

(1)
Net loss attributable to Quad/Graphics common shareholders includes the effects of restructuring, impairment and transaction-related charges of $58.2 million and $37.6 million for the six months ended June 30, 2011 and 2010, respectively.

North America Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the North America Print and Related Services segment:

	Six Months Ended June 30,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$1,706.3	$588.7	$1,117.6	189.8%
Services	233.6	95.6	138.0	144.4%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	81.7	29.5	52.2	176.9%
Operating Margin	4.2%	4.3%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$38.7	$0.9	$37.8	4,200.0%

Net Sales

Product sales for the North America Print and Related Services segment increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the World Color Press acquisition.  Additionally, product sales increased due to increased paper and byproduct sales, partially offset by lower pricing due to continued pricing pressures related to industry overcapacity.

Service sales for the North America Print and Related Services segment increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the World Color Press acquisition.  Additionally, service sales increased as a result of higher fuel surcharges to customers.

Operating Income

Operating income for the North America Print and Related Services segment increased for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to the World Color Press acquisition, partially offset by increased restructuring and integration expenses.  Operating margin decreased for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to an increase in restructuring, impairment and transaction-related costs from the integration of World Color Press.  Excluding restructuring, impairment and transaction-related costs, operating margin would have increased primarily as a result of synergy savings from integrating World Color Press.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the six months ended June 30, 2011 were $38.7 million, consisting of: (1) $18.1 million of employee termination costs related to 835 headcount reductions for plant closures and various workforce reductions announced through the second quarter of 2011, as well as from 2010 workforce reductions, (2) $1.6 million of costs incurred in connection with the integration of World Color Press and (3) $19.0 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the six months ended June 30, 2010 were $0.9 million for lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Six Months Ended June 30,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$226.9	$108.1	$118.8	109.9%
Services	6.0	5.5	0.5	9.1%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(10.8)	(33.7)	22.9	(68.0)%
Operating Margin	(4.6)%	(29.7)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$2.4	$25.6	$(23.2)	(90.6)%
Equity in Earnings of Unconsolidated Entities	1.1	3.8	(2.7)	(71.1)%

Net Sales

Product sales for the International segment increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the World Color Press acquisition, and to a lesser extent due to a favorable impact from foreign exchange rates on net sales. These increases were partially offset by declines in print volumes at the Company's Poland location.

Operating Loss

Operating loss for the International segment decreased for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to the decreased restructuring expenses in connection with the Pila, Poland announced plant closure in June 2010, partially offset by a negative impact from foreign exchange rates on the operating loss in Poland.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the six months ended June 30, 2011 were $2.4 million, consisting of $0.7 million of employee termination costs related to 69 headcount reductions in Latin America and $1.7 million of other restructuring and integration charges.

Restructuring, impairment and transaction-related charges for the International segment for the six months ended June 30, 2010 were $25.6 million, consisting of $1.2 million of employee termination costs related to 707 headcount reductions and $24.4 million of impairment charges on assets related to the Pila, Poland plant closure.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and has an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting.  The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil, as well as a 50% interest in Chile that was acquired as part of the World Color Press acquisition.  The equity in earnings of unconsolidated entities in the International segment decreased during the six months ended June 30, 2011 due to increased labor costs at Plural as labor productivity declined due to start up costs associated with recently added press capacity to meet growing demand.  Equity method earnings also decreased due to a $1.3 million loss incurred during the six months ended June 30, 2011 at Chile.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Six Months Ended June 30,
	2011	2010
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$40.9	$15.5
Restructuring, Impairment and Transaction-Related Charges	17.1	11.1

Corporate operating expenses increased for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to the World Color Press acquisition and higher restructuring and integration costs.  Additional corporate expenses were incurred due to the compliance and support costs associated with the Company's new status as a publicly traded entity, which includes increased levels of administrative staff (information technology, finance, legal, human resources, treasury and other administrative labor), and increased costs incurred in connection with the integration of World Color Press.

Corporate restructuring, impairment and transaction-related charges for the six months ended June 30, 2011 were $17.1 million, consisting of: (1) $1.4 million of employee termination costs related to workforce reductions that commenced in 2010, (2) $1.0 million of transaction costs incurred primarily in connection with the transaction with Transcontinental, (3) $14.5 million of costs incurred in connection with the integration of World Color Press (net of a $7.1 million gain on the collection of a previously written off note receivable for the June 2008 sale of World Color Press' European operations) and (4) $0.2 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the six months ended June 30, 2010 were $11.1 million, consisting of $8.9 million of transaction costs primarily incurred in connection with the acquisition of World Color Press and $2.2 million of costs incurred in connection with the integration of World Color Press.

Liquidity and Capital Resources

The Company utilizes cash flows from operations and borrowings under its credit facilities to satisfy its liquidity and capital requirements.  The Company believes its expected future cash flows from operations and unused available capacity under its revolving credit facilities provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to the acquired World Color Press operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plans withdrawal liabilities, investments in future growth to create value for its shareholders and shareholder dividends. The Company's borrowing capacity has been increased, and the ongoing cost of borrowings reduced, with the execution of a $1.5 billion debt financing agreement on July 26, 2011, as further discussed below in Debt Obligations.

Cash Flows Provided by Operating Activities

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net cash provided by operating activities was $116.7 million for the six months ended June 30, 2011, compared to $74.3 million for the six months ended June 30, 2010, resulting in a $42.4 million increase.  The increase in cash flows provided by operating activities was primarily due to a reduction in net loss, partially offset by higher working capital. Working capital increased primarily due to increased cash payments in 2011 for pension and postretirement contributions related to benefit plans assumed in the World Color Press acquisition and for increased income tax payments (due to the Company's change in tax status to a C corporation in July 2010).

Cash Flows Used in Investing Activities

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net cash used in investing activities was $73.0 million for the six months ended June 30, 2011, compared to $52.0 million for the six months ended June 30, 2010, resulting in a $21.0 million increase.  The increase in cash flows used in investing activities was primarily due to a $56.0 million increase in capital expenditures related to the increased requirements of the Company with the World Color Press acquisition, partially offset by a reduction of $17.3 million in restricted cash and a $10.0 million equity investment in HGI Company, LLC made in 2010.

Cash Flows Used in Financing Activities

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net cash used in financing activities was $43.0 million for the six months ended June 30, 2011, compared to $21.5 million for the six months ended June 30, 2010, resulting in a $21.5 million increase.  The increase in cash flows used in financing activities was primarily due to a $38.9 million increase in net debt payments ($23.8 million of net payments in the six months ended June 30, 2011 compared to $15.1 million of net borrowings in the same period in 2010) and $8.0 million of bankruptcy claim payments on the unsecured notes to be issued in 2011, partially offset by $13.7 million of debt issuance costs paid in 2010 and $9.5 million of decreased dividend payments in 2011.

Debt Obligations

Through June 30, 2011, the Company utilized a combination of debt instruments to fund working capital and other cash requirements, including:

•	Senior notes ($645.1 million outstanding as of June 30, 2011);

•	$700.0 million term loan ($684.0 million outstanding as of June 30, 2011);

•
$530.0 million revolving credit facility ($85.7 million outstanding as of June 30, 2011) — this $530.0 million revolving credit facility and the $700.0 million term loan are collectively referred to as the "$1.23 billion debt financing agreement";

•	A $100.8 million foreign currency denominated facilities agreement including both term loan and revolving credit facility components (total of $92.4 million outstanding as of June 30, 2011).

In addition to the foregoing debt instruments, there are certain other debt agreements totaling $5.8 million outstanding as of June 30, 2011.  There were no material changes in any of the existing debt facilities between December 31, 2010 and June 30, 2011.

On July 26, 2011, the Company entered into a $1.5 billion debt financing agreement with certain lenders. The $1.5 billion debt financing agreement includes three different loan facilities. The first is a revolving facility in the amount of $850.0 million with a term of five years maturing on July 25, 2016. The second facility is a Term Loan A in the aggregate amount of $450.0 million with a term of five years maturing on July 25, 2016. The third facility is a Term Loan B in the amount of $200.0 million with a term of seven years maturing on July 25, 2018, subject to certain required amortization. At any time when the Company's total leverage is 3.00 to 1.00 or greater, the Company is obligated to prepay the two term loan facilities from the net proceeds of asset sales, casualty losses, and certain indebtedness for borrowed money, or from a portion of its excess cash flow, subject to certain exceptions.

Borrowings under the revolving facility and Term Loan A loans made under the $1.5 billion debt financing agreement will initially bear interest at 2.25% in excess of reserve adjusted LIBOR, or 1.25% in excess of an alternate base rate, and Term Loan B loans will bear interest at 3.00% in excess of reserve adjusted LIBOR Rate, with a LIBOR floor of 1.00%, or 2.00% in excess of an alternative base rate at the Company's option.

This debt financing agreement was entered into to reduce the Company's borrowing costs with lower interest rates and to create more financial flexibility with a higher revolving credit capacity. The proceeds from the Term Loan A, Term Loan B and revolving credit facility were used to repay all outstanding balances on the Company's then outstanding $1.23 billion debt financing agreement, which terminated, and new debt issuance costs incurred.

The $1.5 billion debt financing agreement is secured by substantially all of the unencumbered assets of the Company. The $1.5 billion debt financing agreement also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

This $1.5 billion debt financing agreement subjects the Company to certain quarterly financial covenants and also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.

The quarterly financial covenants are as follows (all financial terms, numbers and ratios are as defined in the $1.5 billion debt financing agreement):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.50 to 1.00. In the previous $1.23 billion debt financing agreement, the total leverage ratio was 3.75 to 1.00, and then was to step down to 3.50 to 1.00 on December 31, 2012 and further step down to 3.25 to 1.00 on December 31, 2013.

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00.  This ratio will step up to 3.25 to 1.00 on December 31, 2011 and further step up to 3.50 to 1.00 on December 31, 2012. This covenant is unchanged from the $1.23 billion debt financing agreement.

•	Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year. This covenant is unchanged from the $1.23 billion debt financing agreement.

Covenants and Compliance

Prior to the July 26, 2011 debt refinancing discussed above, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements).  Among these covenants, the Company was required to maintain the following as of June 30, 2011 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended June 30, 2011, the Company's leverage ratio was 2.39 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended June 30, 2011, the Company's interest coverage ratio was 6.05 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended June 30, 2011, the Company's fixed charge coverage ratio was 3.01 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of June 30, 2011, the Company's consolidated net worth under the most restrictive covenant per the various lending arrangements was $1.41 billion).

The covenants also included certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.  As of and for the rolling twelve-month period ended June 30, 2011, the Company was in compliance with all debt covenants.  While the Company currently expects to be in compliance in future periods with the remaining covenants from the senior notes and the new covenants from the $1.5 billion debt financing agreement discussed above in Debt Obligations, there can be no assurance that financial covenants will continue to be met.  The Company's failure to maintain compliance with these financial covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements.  Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2011, the only off-balance sheet arrangements that existed were lease obligations, which have not changed materially from that listed in the Contractual Obligations and Other Commitments table in the Company's Annual Report on Form 10-K filed on March 24, 2011.  As of June 30, 2011, the Company's contractual obligations have not changed materially from the table and related notes to the table listed in such Form 10-K. Subsequent to June 30, 2011, the Company entered into the $1.5 billion debt financing agreement discussed above.

New Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning January 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our consolidated financial positions, results of operations or cash flows.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases.  As of June 30, 2011, the Company had fixed rate debt and capital leases outstanding of $694.0 million at a current weighted average interest rate of 7.4% and variable rate debt outstanding of $867.9 million at a current weighted average interest rate of 5.1%.  The variable rate debt outstanding at June 30, 2011 is primarily comprised of the $1.23 billion variable rate debt financing agreement entered into in connection with the acquisition of World Color Press, including $684.0 million outstanding on the $700.0 million term loan and $85.7 million outstanding on the $530.0 million revolving credit facility.  The term loan bears interest primarily based on the LIBOR; however, it is subject to a 1.5% LIBOR minimum rate and thus the interest rate on the term loan will not begin to fluctuate until LIBOR exceeds that percentage.  At June 30, 2011, LIBOR was significantly lower than that 1.5% LIBOR minimum rate.  Considering that the interest rate on the largest portion of the variable rate debt obligations would not fluctuate if market interest rates increased 10%, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations (excluding the term loan) of 4.07% would not have a material impact on the Company's interest expense.  A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at June 30, 2011 by approximately $21.4 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Customers' financial condition is continuously monitored as part of the normal course of business.  Some of the Company's customers may be highly leveraged or otherwise subject to their own operating and regulatory risks.  Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $78.5 million as of June 30, 2011, and during the three and six months ended June 30, 2011 the Company recorded provisions for doubtful accounts of $2.1 and $4.4 million, respectively.

The Company had a large, diverse customer base prior to the acquisition of World Color Press; however, the credit risk from customer concentration has further decreased after the acquisition with the addition of new customers, geographies and products the Company now produces.  The Company does not have a high degree of concentration with any single customer account.  During the three and six months ended June 30, 2011, the Company's largest customer accounted for less than 5% of the Company's net sales.  Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties.  Any increase in the nonpayment or nonperformance by customers could adversely affect the Company's results of operations and financial condition.  Economic disruptions could result in significant future charges.

Commodity Risk

The primary raw materials used by the Company are paper, ink and fuel.  At this time, the Company's supply of raw materials is readily available from numerous suppliers; however, based on market conditions, that could change in the future.  The majority of paper used in the printing process is supplied by the Company's customers.  For those customers who do not supply paper, the Company will generally include price adjustment clauses in sales contracts, which it also does for other critical raw materials in the printing process.  As a result, management believes a hypothetical 10% change in the price of paper and other raw materials would not have a significant direct impact on the Company's consolidated annual results of operations or cash flows; however, significant increases in commodity pricing could influence future customer print volumes.  Inflation has not had a significant impact on the Company historically.

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

Changes in internal control over financial reporting

This Quarterly Report on Form 10-Q does not include a discussion of changes in the Company's internal controls over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A of the Company's 2010 Annual Report on Form 10-K, filed with the SEC on March 24, 2011.  No material change to such risk factors occurred during the period from January 1, 2011 through June 30, 2011.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Not applicable.

See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations — Liquidity and Capital Resources — Debt Obligations," included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company's debt agreements that may restrict the Company's ability to pay dividends.

ITEM 6.    Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	August 11, 2011	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2011	By:	/s/ John C. Fowler
John C. Fowler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended June 30, 2011

Exhibits

(3.1)
Amendment to the Amended Bylaws of Quad/Graphics, Inc. effective April 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 27, 2011 and filed on May 3, 2011).

(3.2)
Amended Bylaws of Quad/Graphics, Inc., as amended through April 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 27, 2011 and filed on May 3, 2011).

(4)
Amended and Restated Credit Agreement dated as of July 26, 2011 by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and U.S. Bank National Association, as Co-Syndication Agents, and PNC Bank, National Association and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated and filed on July 27, 2011).

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101*)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (v) document and entity information.

__________________________________
*    In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.