Form 10-Q
period 2011-09-30
Quad/Graphics, Inc.
filed 2011-11-14
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2011
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-34806
QUAD/GRAPHICS, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1152983
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
N61 W23044 Harry's Way, Sussex, Wisconsin 53089-3995
(Address of principal executive offices) (Zip Code)

(414) 566 – 6000
(Registrant's telephone number, including area code)

N63 W23075 Highway 74, Sussex, Wisconsin 53089-2827
(Former address if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of November 11, 2011

Class A Common Stock	32,417,294

Class B Common Stock	14,198,464

Class C Common Stock	245,353

QUAD/GRAPHICS, INC.

FORM 10-Q INDEX

For the Quarter Ended September 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales
Products	$985.1	$1,004.0	$2,753.2	$1,700.8
Services	124.3	125.1	355.8	226.2
Total net sales	1,109.4	1,129.1	3,109.0	1,927.0

Cost of sales
Products	743.1	777.4	2,105.3	1,293.1
Services	97.3	93.8	275.4	163.7
Total cost of sales	840.4	871.2	2,380.7	1,456.8

Selling, general and administrative expenses	96.0	106.6	298.5	203.5
Depreciation and amortization	85.1	84.3	255.9	181.8
Restructuring, impairment and transaction-related charges	31.8	69.4	82.1	107.0
Total operating expenses	1,053.3	1,131.5	3,017.2	1,949.1

Operating income (loss) from continuing operations	56.1	(2.4)	91.8	(22.1)

Interest expense	25.4	31.1	84.5	61.4
Loss on debt extinguishment	34.0	—	34.0	—

Loss from continuing operations before income taxes and equity in earnings of unconsolidated entities	(3.3)	(33.5)	(26.7)	(83.5)

Income tax expense (benefit)	2.8	198.8	(8.1)	197.2

Loss from continuing operations before equity in earnings of unconsolidated entities	(6.1)	(232.3)	(18.6)	(280.7)

Equity in earnings of unconsolidated entities	0.6	2.0	1.7	6.3

Net loss from continuing operations	$(5.5)	$(230.3)	$(16.9)	$(274.4)

Loss from discontinued operations, net of tax	(16.8)	(2.1)	(22.9)	$(2.1)

Net loss	$(22.3)	$(232.4)	$(39.8)	$(276.5)

Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.2)

Net loss attributable to Quad/Graphics common shareholders	$(22.4)	$(232.5)	$(40.0)	$(276.7)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss per share attributable to Quad/Graphics common shareholders:
Basic and Diluted:
Continuing operations	$(0.12)	$(4.97)	$(0.36)	$(8.01)
Discontinued operations	(0.36)	(0.04)	(0.49)	(0.06)
Loss per share attributable to Quad/Graphics common shareholders	$(0.48)	$(5.01)	$(0.85)	$(8.07)

Weighted average number of common shares outstanding:
Basic and Diluted	47.1	46.4	47.2	34.3

Amounts attributable to Quad/Graphics common shareholders:
Loss from continuing operations	$(5.6)	$(230.4)	$(17.1)	$(274.6)
Loss from discontinued operations	(16.8)	(2.1)	(22.9)	(2.1)
Loss attributable to Quad/Graphics common shareholders	$(22.4)	$(232.5)	$(40.0)	$(276.7)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$15.8	$20.5
Receivables, less allowances for doubtful accounts of $73.3 at September 30, 2011 and $85.5 at December 31, 2010	662.4	786.4
Inventories	284.7	247.4
Prepaid expenses and other current assets	150.0	64.3
Deferred income taxes	82.0	76.8
Short-term restricted cash	2.7	16.0
Current assets of discontinued operations (Note 4)	72.1	—

Total current assets	1,269.7	1,211.4

Property, plant and equipment—net	2,192.2	2,317.8
Goodwill	782.0	814.7
Other intangible assets—net	314.7	368.3
Long-term restricted cash	75.6	84.5
Equity method investments in unconsolidated entities	71.3	82.5
Other long-term assets	46.5	67.8
Long-term assets of discontinued operations (Note 4)	102.9	—

Total assets	$4,854.9	$4,947.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$314.3	$332.4
Amounts owing in satisfaction of bankruptcy claims	20.4	26.1
Accrued liabilities	329.8	427.1
Purchase price payable on business exchange transaction (Note 3)	62.2	—
Short-term debt and current portion of long-term debt	83.1	102.6
Current portion of capital lease obligations	24.1	14.5
Current liabilities of discontinued operations (Note 4)	47.2	—

Total current liabilities	881.1	902.7

Long-term debt	1,505.2	1,418.4
Unsecured notes to be issued	40.9	52.5
Capital lease obligations	20.9	43.2
Deferred income taxes	461.1	433.8
Other long-term liabilities	463.9	603.8
Long-term liabilities of discontinued operations (Note 4)	68.4	—

Total liabilities	3,441.5	3,454.4

Commitments and contingencies (Note 11)

Redeemable equity (Note 20)	4.7	10.6

Quad/Graphics common stock and other equity (Note 20)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	1,001.1	1,002.0
Treasury stock, at cost	(295.1)	(295.7)
Retained earnings	665.3	720.9
Accumulated other comprehensive income	35.5	52.7

Quad/Graphics common stock and other equity	1,408.2	1,481.3

Noncontrolling interests	0.5	0.7

Total common stock and other equity and noncontrolling interests	1,408.7	1,482.0

Total liabilities and shareholders' equity	$4,854.9	$4,947.0
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(39.8)	$(276.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	263.6	185.3
Impairment and other non-cash integration charges	17.9	34.7
Amortization of debt issuance costs	7.3	3.0
Loss on debt extinguishment	34.0	—
Stock-based compensation charges	6.7	3.8
(Gain) loss on sales or disposal of property, plant and equipment	(0.2)	0.7
Deferred income taxes	5.7	194.7
Equity in earnings of unconsolidated entities	(1.7)	(6.3)
Dividends from unconsolidated entities	4.7	0.4
Changes in operating assets and liabilities—net of acquisitions	(135.3)	(156.9)

Net cash provided by (used in) operating activities	162.9	(17.1)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(134.3)	(73.9)
Proceeds from the sale of property, plant and equipment	13.0	10.1
Equity investment in unconsolidated entities	—	(10.0)
Transfers from (to) restricted cash	22.2	(66.0)
Deposit made related to business exchange transaction (Note 3)	(50.8)	—
Acquisition of businesses—net of cash acquired	(4.6)	20.6

Net cash used in investing activities	(154.5)	(119.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	649.0	689.2
Payments of long-term debt	(743.9)	(490.0)
Payments of capital lease obligations	(11.7)	(25.3)
Borrowings on revolving credit facilities	875.2	627.9
Payments on revolving credit facilities	(712.7)	(428.0)
Payment of debt issuance costs	(11.5)	(45.8)
Bankruptcy claim payments on unsecured notes to be issued	(11.6)	—
Proceeds from issuance of common stock	1.6	0.8
Tax benefit on exercise of stock options	0.8	—
Purchase of treasury stock	(5.4)	—
Payment of cash distributions	—	(140.0)
Payment of cash dividends	(18.9)	(14.0)
Payment of tax distributions	(4.8)	(9.5)

Net cash provided by financing activities	6.1	165.3

Effect of exchange rates on cash and cash equivalents	(19.2)	(1.1)

Net (decrease) increase in cash and cash equivalents	(4.7)	27.9

Cash and cash equivalents at beginning of period	20.5	8.9

Cash and cash equivalents at end of period	$15.8	$36.8

SUPPLEMENTAL NON-CASH DISCLOSURE
Acquisitions of businesses (Note 3):
Fair value of assets acquired, net of cash	$71.3	$1,977.1
Liabilities assumed	(15.5)	(1,834.5)
Goodwill	6.4	744.7
Net equity issued for acquisition of World Color Press	—	(908.6)
Purchase price payable on business exchange transaction	(62.2)	—
Fair value of assets acquired, net of cash, other acquisitions	(4.6)	0.7
Acquisition of businesses—net of cash acquired	$(4.6)	$20.6
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

The Company's business is seasonal, with the majority of historical net sales and operating income recognized in the second half of the fiscal year. Seasonality is driven by increased magazine advertising page counts and retail inserts and catalogs primarily due to back-to-school and holiday related advertising and promotions.  Within any year, seasonality could adversely impact the Company's cash flow and results of operations on a quarterly basis.  Further, the comparability of the Company's results of operations between the nine months ended September 30, 2011 and 2010 was materially impacted by the acquisition of World Color Press Inc. ("World Color Press") on July 2, 2010.  The results of operations for World Color Press are included in the Company's consolidated results prospectively from July 2, 2010.

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2011 and 2010.  All significant intercompany transactions have been eliminated in consolidation.  These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements.  Actual results could differ from these estimates.

The results of operations of the Company's Canadian operations (with the exception of the Company's Vancouver, British Columbia facility) have been reported as discontinued operations for all periods presented. The corresponding Canadian assets and liabilities have been reclassified in accordance with the authoritative literature on assets held for sale at September 30, 2011 and, as a result, balances are not comparable between periods. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Canadian discontinued operations. See Notes 3 and 4 for information about the Company's pending sale of the Canadian operations.

Note 2. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on the disclosures about an employer's participation in a multiemployer pension plan. This new guidance requires additional disclosures regarding the significant multiemployer pension plans in which an employer participates. This includes the level of an employer's contributions in the multiemployer pension plans, and whether those contributions represent more than five percent of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant multiemployer pension plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The guidance is effective retrospectively for fiscal years ending after December 15, 2011. As this guidance only amends the required disclosures in the notes to the condensed consolidated financial statements, the adoption of this standard will not have a material impact on the Company's consolidated financial positions, results of operations or cash flows.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. This new guidance gives entities, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt this new guidance on January 1, 2012. The adoption of this guidance will not have a material impact on the Company's condensed consolidated financial statements.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning January 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company's consolidated financial positions, results of operations or cash flows.

Note 3. Acquisitions

2011 Acquisitions

On July 12, 2011, the Company and Transcontinental Inc. ("Transcontinental") entered into a definitive agreement whereby Quad/Graphics acquired Transcontinental's Mexican operations, as well as a portion of Transcontinental's book printing business that is produced for U.S. export, in exchange for the Company's Canadian operations (with the exception of the Company's Vancouver, British Columbia facility). Transcontinental's Mexican operations print magazines, catalogs, retail inserts, books and other printed materials, and employ approximately 900 people among its three facilities in Azcapotzalco, Toluca and Xochimilco, Mexico. See Note 4 for further discussion of the sale of the Canadian discontinued operations.

The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011. The sale of the Company's Canadian operations to Transcontinental remains subject to customary regulatory clearances in Canada.

The terms of the definitive agreement require cash consideration to be paid to Transcontinental for the period between the acquisition of Transcontinental's Mexican operations and the completion of the sale of the Company's Canadian operations. The Company estimates these payments will total $2.8 million, and has included them as additional purchase price.

The total purchase price payable for the acquisition is as follows:

Purchase Price
Fair value of Canadian operations sold	$59.4
Estimated cash consideration	2.8
Purchase price payable on business exchange transaction	$62.2

In connection with the acquisition of Transcontinental's Mexican operations, the definitive agreement required the Company to deposit $50.0 million Canadian dollars with Transcontinental until the Canadian operations sale is completed. Pending Canadian regulatory approval, a portion or all of the deposit may be refunded to the Company. Under certain circumstances additional cash may be required to be paid as consideration for Transcontinental's Mexican operations. At September 30, 2011, the deposit was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet.

The Company elected to hedge exchange rate exposure related to the $50.0 million Canadian dollars deposit by entering into 30-day foreign currency forward exchange contracts. The Company intends to continue using rolling short-term forward exchange contracts pertaining to this foreign currency denominated deposit as a fair value hedge until the close of the sale of the Canadian discontinued operations. At September 30, 2011, the mark-to-market gain on the derivative contract of $3.2 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet. The mark-to-market gain and the related $3.2 million transaction loss on the deposit was included within selling, general and administrative expenses. This fair value determination was categorized as level 2 in the fair value hierarchy.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

This acquisition was accounted for using the acquisition method of accounting under existing GAAP. The Company has recorded a preliminary allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the acquisition date. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation
Accounts receivable	$16.0
Other current assets	11.3
Property, plant and equipment	35.7
Identifiable intangible assets	7.0
Other long-term assets	1.3
Accounts payable and accrued liabilities	(14.9)
Other long-term liabilities	(0.6)
Goodwill	6.4
Purchase price	$62.2

The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The Company expects to complete the purchase price allocation during the fourth quarter of 2011.

2010 Acquisitions

On July 2, 2010, the Company completed the acquisition of World Color Press, a provider of comprehensive print, digital and related services to retailers, catalogers, publishers, branded-goods companies and other businesses in North America and Latin American countries.  The World Color Press acquisition was completed for $93.3 million in cash and $908.6 million in Company class A common stock.  The Company also borrowed $950.0 million of debt to fund a portion of the transaction and to refinance the World Color Press debt, including a $250.0 million advance from a revolving credit facility and $700.0 million from a term loan.  The historical World Color Press United States and Canadian operations that will be retained after the sale of certain Canadian operations to Transcontinental (see above and Note 4) are included within the North American Print and Related Services segment. The historical World Color Press Latin American operations are included within the International segment.  In connection with the closing of the acquisition, the Company registered its class A common stock with the SEC under the Securities Exchange Act of 1934, as amended, and on July 6, 2010, Quad/Graphics' class A common stock commenced trading on The New York Stock Exchange, LLC ("NYSE") under the symbol "QUAD".

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

(4)	The pro forma amounts were restated to exclude the Canadian discontinued operations (see Note 4).

	Nine Months Ended September 30,
	2011 (actual)	2010 (pro forma)
Pro forma net sales	$3,109.0	$3,139.9
Pro forma net loss from continuing operations attributable to common shareholders	(17.1)	(241.8)
Pro forma diluted loss per share from continuing operations attributable to common shareholders	(0.36)	(5.17)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 4. Discontinued Operations

As discussed in Note 3, on July 12, 2011, the Company and Transcontinental entered into a definitive agreement whereby, among other things, Transcontinental agreed to acquire the Company's Canadian operations (with the exception of the Company's Vancouver, British Columbia facility). As part of the transaction, Transcontinental will assume pension and post-retirement obligations pertaining to all Canadian employees. Quad/Graphics employs approximately 1,500 people among its seven facilities being sold to Transcontinental, which are located in Aurora, Concord and Markham, Ontario; LaSalle and Montreal, Quebec; Edmonton, Alberta and Dartmouth, Nova Scotia.

The sale of the Company's Canadian operations is subject to customary regulatory clearances, including clearance under the Canadian Competition Act. As of November 14, 2011, the regulatory reviews to approve the sale of the Canadian operations were not complete.

The following table summarizes the results of operations of the Canadian operations, which are included in the loss from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total net sales	$76.3	$79.6	$249.5	$79.6

Loss from discontinued operations before income taxes	(16.8)	(2.1)	(22.8)	(2.1)
Income tax expense	—	—	0.1	—
Loss from discontinued operations, net of tax	$(16.8)	$(2.1)	$(22.9)	$(2.1)

The Company continued to execute restructuring events related to plant closures, workforce reductions and other restructuring initiatives, as well as transaction costs related to the sale of the Canadian operations. Due to these initiatives, the Company has recognized $2.6 million and $10.5 million in restructuring and transaction-related costs for the three and nine months ended September 30, 2011, respectively, and $4.6 million in restructuring costs in both the three and nine months ended September 30, 2010, within discontinued operations in the condensed consolidated statements of operations.

The Company also recorded a $13.9 million goodwill impairment charge for the pending sale of the Canadian operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican and U.S. books printing net assets acquired from Transcontinental. The goodwill impairment loss is included in the loss from discontinued operations in the condensed consolidated statements of operations during the three and nine months ended September 30, 2011.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

The following table summarized the current and non-current assets and liabilities held for sale of the discontinued Canadian operations included in the condensed consolidated balance sheet at September 30, 2011:

September 30, 2011
Receivables—net	$56.0
Inventories	15.2
Prepaid expenses and other current assets	0.9
Current assets of discontinued operations	72.1

Property, plant and equipment—net	71.4
Goodwill	20.0
Other intangible assets—net	11.5
Long-term assets of discontinued operations	102.9

Total assets	$175.0

Accounts payable	$19.0
Accrued liabilities	28.2
Current liabilities of discontinued operations	47.2

Other long-term liabilities	68.4
Long-term liabilities of discontinued operations	68.4

Total liabilities	$115.6

Net assets of discontinued operations	$59.4

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2011 and 2010 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee terminations	$3.4	$17.0	$19.2	$18.2
Impairment charges	4.0	6.4	4.0	30.8
Transaction-related charges	0.9	32.1	1.9	41.0
Integration costs	20.0	8.1	35.3	10.3
Other restructuring charges	3.5	5.8	21.7	6.7
Total	$31.8	$69.4	$82.1	$107.0

The Company's restructuring actions since the July 2, 2010 World Color Press acquisition through September 30, 2011 have resulted in approximately 5,300 gross full-time equivalent positions eliminated (approximately 3,400 net positions eliminated, after considering job additions related to work transferred to other facilities) related to 10 plant closures and other workforce reductions announced through the third quarter of 2011. Approximately 600 of these reductions related to restructuring activities completed in Canada prior to the pending sale of the Canadian discontinued operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The costs related to restructuring activities have been recorded on the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges.  The transaction costs are expensed as incurred in accordance with the applicable accounting guidance on business combinations. For restructuring, impairment and transaction-related charges by segment, see Note 22.

2011 Restructuring Events

For the three and nine months ended September 30, 2011, the Company recorded: (1) $3.4 million and $19.2 million, respectively, of employee termination costs for plant closures and other workforce reductions announced through the third quarter of 2011, (2) $4.0 million of impairment charges for machinery and equipment, (3) $0.9 million and $1.9 million, respectively, of transaction costs incurred primarily in connection with the transaction with Transcontinental (see Note 3), (4) $20.0 million and $35.3 million, respectively, of World Color Press integration costs and (5) $3.5 million and $21.7 million, respectively, of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges. The $35.3 million of integration costs recognized during the nine months ended September 30, 2011, is net of a $7.1 million gain on a collection of a previously written off note receivable for the June 2008 sale of World Color Press' European operations.

On March 15, 2011, the Company announced the closure of the Mt. Morris, Illinois plant. As part of this initiative, the Company recognized $0.5 million and $3.3 million of employee termination costs for the three and nine months ended September 30, 2011, respectively. The Company has also recognized $0.8 million and $1.7 million of other restructuring charges related to equipment removal costs and facility carrying costs for the three and nine months ended September 30, 2011, respectively.  The Company expects to incur additional restructuring charges for the Mt. Morris plant closure in the future.

On April 18, 2011, the Company announced the closure of the Buffalo, New York plant. As part of this initiative, the Company recognized $0 and $0.8 million of employee termination costs for the three and nine months ended September 30, 2011, respectively. The Company has also recognized $0.4 million and $0.6 million of other restructuring charges related to equipment removal costs for the three and nine months ended September 30, 2011, respectively. The Company expects to incur additional restructuring charges for the Buffalo plant closure in the future.

In addition to these plant closures, the Company continued to execute various workforce reduction and other restructuring initiatives related to the integration of the operations of World Color Press, as well as certain corporate and administrative functions.  Severance costs also continue to be incurred related to previously announced plant closures and workforce reductions.  The Company recognized the following charges related to these restructuring activities for the three and nine months ended September 30, 2011: (1) $2.9 million and $15.1 million of employee termination costs, respectively, (2) $1.7 million and $6.0 million of facility carrying costs, respectively, (3) $0.2 million and $6.2 million of estimated lease exit charges, respectively, and (4) $0.4 million and $7.2 million of other restructuring charges, respectively.  The Company expects to incur additional restructuring charges related to these and other initiatives in the future.

2010 Restructuring Events

For the three and nine months ended September 30, 2010, the Company recorded: (1) $17.0 million and $18.2 million, respectively, of employee termination costs for plant closures and other workforce reduction initiatives, (2) $6.4 million and $30.8 million, respectively, of impairment charges on assets related to the closures of the Pila, Poland and Reno, Nevada plants, (3) $32.1 million and $41.0 million, respectively, of transaction costs incurred primarily in connection with the acquisition of World Color Press, (4) $8.1 million and $10.3 million, respectively, of World Color Press integration costs and (5) $5.8 million and $6.7 million, respectively, of various other restructuring charges including utility contract costs, costs to maintain and exit closed facilities, and lease exit charges.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Reserve

Activity impacting the Company's restructuring reserve for the nine months ended September 30, 2011 was as follows:

	Employee Terminations	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2010	$24.7	$—	$—	$1.1	$42.6	$68.4

Reserve provisions	19.2	4.0	1.9	35.3	21.7	82.1
Cash payments	(38.2)	—	(1.1)	(22.1)	(31.8)	(93.2)
Non-cash adjustments	—	(4.0)	—	(0.8)	(0.5)	(5.3)
Reclassify Canadian restructuring reserves to discontinued operations	(1.8)	—	—	—	(1.8)	(3.6)
Balance at September 30, 2011	$3.9	$—	$0.8	$13.5	$30.2	$48.4

The restructuring reserves are classified as accrued liabilities in the condensed consolidated balance sheets, as the Company expects the restructuring reserves to be paid within the next twelve months. Restructuring reserves related to the Canadian discontinued operations are no longer reflected in the 2011 amounts above, but are further detailed in Note 4.

Note 6. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.  One of these indicators is a change in business climate, which may be evidenced by, among other things, a decline in a company's market capitalization below book value. During the third quarter of 2011, the Company's stock price decreased such that the Company's market capitalization was less than the carrying value of its equity. As a result, the Company conducted an interim goodwill impairment assessment of the United States and Latin American reporting units which included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of August 31, 2011, the date of the interim assessment. The European reporting unit does not have goodwill and the Canadian reporting unit was assessed separately for goodwill impairment as part of the pending sale of the Canadian operations.

Fair value was determined using an equal weighting of both the income and market approaches. This fair value determination was categorized as level 3 in the fair value hierarchy. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. Because the estimated fair value of each of the Company's United States and Latin American reporting units exceeded its carrying amount, management concluded that no impairment existed as of August 31, 2011. No additional indications of impairment have been identified between the date of the interim assessment and September 30, 2011.

Goodwill related to the continuing operations at September 30, 2011 and December 31, 2010 did not include any accumulated impairment losses.  No goodwill impairment was recorded related to continuing operations during the nine months ended September 30, 2011 or 2010. However, a $13.9 million goodwill impairment was recorded related to the Canadian discontinued operations in the three and nine months ended September 30, 2011 (see Note 4).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Activity impacting the Company's goodwill for the nine months ended September 30, 2011 was as follows:

	North America Print and Related Services	International	Total
Balance at December 31, 2010	$796.5	$18.2	$814.7
World Color Press acquisition	(3.4)	—	(3.4)
Transcontinental acquisition (see Note 3)	2.5	3.9	6.4
Reclassify Canadian goodwill to discontinued operations	(35.7)	—	(35.7)
Balance at September 30, 2011	$759.9	$22.1	$782.0

The Company has finalized the World Color Press purchase price allocation. Goodwill related to the Canadian discontinued operations is no longer reflected in the 2011 amounts above, but is included in Note 4.

The components of other intangible assets at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011					December 31, 2010
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.0	$(9.4)	$—	$0.6	5	$10.0	$(9.0)	$—	$1.0
Customer relationships	6	386.3	(79.2)	—	307.1	6	393.7	(32.3)	—	361.4
Capitalized software	5	4.1	(1.6)	—	2.5	5	4.1	(1.0)	—	3.1
Acquired technology	5	8.0	(3.7)	—	4.3	5	5.3	(2.7)	—	2.6

Total finite-lived intangible assets		408.4	(93.9)	—	314.5		413.1	(45.0)	—	368.1

Other indefinite-lived intangible assets		0.2	—	—	0.2		1.2	—	(1.0)	0.2
Total		$408.6	$(93.9)	$—	$314.7		$414.3	$(45.0)	$(1.0)	$368.3

During the three months ended September 30, 2011, there were $7.0 million of additions to the customer relationship intangible asset related to the Transcontinental acquisition. Intangible assets related to the Canadian discontinued operations are no longer reflected in the 2011 amounts above, but are included in Note 4.

Amortization expense for other intangible assets was $17.0 million and $49.6 million for the three and nine months ended September 30, 2011, respectively, as compared to $16.3 million and $17.4 million for the three and nine months ended September 30, 2010, respectively. The following table outlines the estimated amortization expense related to intangible assets as of September 30, 2011:

Remainder of 2011	$17.3
2012	67.2
2013	66.4
2014	65.6
2015	64.5
2016	33.0
2017	0.5
Total	$314.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 7. Inventories

The components of the Company's inventories at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Raw materials and manufacturing supplies	$134.2	$164.4
Work in process	94.5	52.7
Finished goods	56.0	30.3
Total	$284.7	$247.4

Note 8. Property, Plant and Equipment

The components of the Company's property, plant and equipment at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Land	$142.3	$136.4
Buildings	913.3	919.1
Machinery and equipment	3,441.1	3,344.0
Other	196.7	182.4
Construction in progress	30.5	45.2
	4,723.9	4,627.1
Less: Accumulated depreciation	(2,531.7)	(2,309.3)
Total	$2,192.2	$2,317.8

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

Depreciation expense was $68.1 million and $206.3 million for the three and nine months ended September 30, 2011, respectively. Depreciation expense was $68.0 million and $164.4 million for the three and nine months ended September 30, 2010, respectively.

Assets Held for Sale from Continuing Operations

Certain closed facilities are considered held for sale. The net book value of the assets held for sale from continuing operations was $11.4 million and $20.0 million as of September 30, 2011 and December 31, 2010, respectively.  Assets held for sale from continuing operations are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 9. Restricted Cash

The components of the Company's restricted cash at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Defeasance of unsecured notes to be issued (see Note 12)	$77.6	$89.2
Other	0.7	11.3
Total restricted cash	$78.3	$100.5
Less: short-term restricted cash	(2.7)	(16.0)
Long-term restricted cash	$75.6	$84.5

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

The combined condensed statements of operations for Plural for the three and nine months ended September 30, 2011 and 2010, and for Chile for the three and nine months ended September 30, 2011 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$58.6	$40.7	$161.7	$111.3
Operating income	3.5	5.2	7.3	16.3
Net earnings	1.0	3.7	3.1	11.7

Note 11. Commitments and Contingencies

Commitments

The Company had firm commitments of $19.5 million to purchase press and finishing equipment at September 30, 2011.

Litigation

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company.  In the opinion of management, the liabilities, if any, which ultimately result from such lawsuits are not expected to have a material impact on the condensed consolidated financial statements of the Company.

Environmental Reserves

The Company is subject to various laws, regulations and government policies relating to health and safety, to the generation, storage, transportation, and disposal of hazardous substances, and to environment protection in general. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such reserves are adjusted as new information develops or circumstances change. The

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

environmental reserves are not discounted. The Company believes it is in compliance with such laws, regulations and government policies in all material respects. Furthermore, the Company does not anticipate that maintaining compliance with such environmental statutes will have a material impact upon the Company's competitive or consolidated financial position.

Note 12. World Color Press Insolvency Proceedings

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

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $20.4 million and $26.1 million of such recorded claims have yet to be paid as of September 30, 2011 and December 31, 2010, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. In the event that the total of all allowed Class 3 Claims exceeds $150.0 million, each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which is $89.2 million).  In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 claim or (2) upon all Class 3 claims being resolved any excess amount will revert to the Company.  In the nine months ended September 30, 2011, $11.6 million was paid to Class 3 claim creditors, therefore $77.6 million remains at September 30, 2011 and is classified as restricted cash in the condensed consolidated balance sheets (see Note 9).  Based on the Company's analysis of the outstanding claims, the Company has recorded a liability, classified as unsecured notes to be issued in the condensed consolidated balance sheet, of $40.9 million at September 30, 2011.

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2010	$89.2	$52.5
Class 3 Claim Payments	(11.6)	(11.6)
Balance at September 30, 2011	$77.6	$40.9

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court.  Therefore, amounts owing in satisfaction of bankruptcy claims on the condensed consolidated balance sheet could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate.  Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's September 30, 2011 estimate of total Class 3 Claim payments is $40.9 million.  In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 13. Debt

Long-term debt consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Master note and security agreement	$629.9	$672.0
Term loan A—$450.0 million	450.0	—
Term loan B—$200.0 million	199.0	—
Revolving credit facility—$850.0 million	222.7	—
Term loan—$700.0 million	—	686.5
Revolving credit facility—$530.0 million	—	57.0
International term loan	70.0	72.1
International revolving credit facility	13.6	14.9
Domestic term loan	—	11.3
Domestic revolving credit agreement	—	1.0
Other	3.1	6.2
Total debt	$1,588.3	$1,521.0
Less: short-term debt and current portion of long-term debt	(83.1)	(102.6)
Long-term debt	$1,505.2	$1,418.4

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.5 billion at September 30, 2011.

On July 26, 2011, the Company entered into a $1.5 billion debt financing agreement with certain lenders. The $1.5 billion debt financing agreement includes three different loan facilities. The first is a revolving facility in the amount of $850.0 million with a term of five years maturing on July 25, 2016. The second facility is a Term Loan A in the aggregate amount of $450.0 million with a term of five years maturing on July 25, 2016. The third facility is a Term Loan B in the amount of $200.0 million with a term of seven years maturing on July 25, 2018, subject to certain required amortization. At any time when the Company's total leverage is 3.00 to 1.00 or greater, the Company is obligated to prepay a portion of the two term loan facilities from the net proceeds of asset sales, casualty losses, and certain indebtedness for borrowed money, or from a portion of its excess cash flow, subject to certain exceptions.

Borrowings under the revolving facility and Term Loan A loans made under the $1.5 billion debt financing agreement bear interest at London Interbank Offered Rate ("LIBOR") plus 2.25%, or 1.25% in excess of an alternate base rate, and Term Loan B loans bear interest at 3.00% in excess of LIBOR, with a LIBOR floor of 1.00%, or 2.00% in excess of an alternative base rate at the Company's option.

This debt financing agreement was entered into to reduce the Company's borrowing costs with lower interest rates and to create more financial flexibility with a higher revolving credit capacity and improvement in financial terms. The proceeds from the Term Loan A, Term Loan B and revolving credit facility were used to repay all outstanding balances and terminate the Company's $1.23 billion debt financing agreement (which included the $700.0 million term loan and the $530.0 million revolving credit facility), as well as to pay the new debt issuance costs incurred for the refinancing.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

The Company incurred $11.5 million in debt issuance costs in connection with the July 26, 2011 $1.5 billion debt financing agreement. In addition, prior to the execution of the new debt agreement, there were $35.7 million of remaining unamortized debt issuance costs and $8.9 million of remaining original issue discount from the terminated $1.23 billion debt financing agreement. In accordance with the accounting guidance for treatment of debt issuance costs in a debt extinguishment, of the $56.1 million of combined debt issuance costs and the remaining original issue discount, the Company accounted for the amounts as follows:

	Loss on Debt Extinguishment	Capitalized Debt Issuance Costs	Totals
Debt issuance costs from $1.5 billion debt agreement from July 2011	$4.2	$7.3	$11.5
Debt issuance costs from $1.23 billion debt agreement from July 2010	20.9	14.8	35.7
Original issue discount from $1.23 billion debt agreement from July 2010	8.9	—	8.9
Totals	$34.0	$22.1	$56.1
The $34.0 million recognized in the three months ended September 30, 2011 was classified as loss on debt extinguishment in the condensed consolidated statement of operations. The $22.1 million of capitalized debt issuance costs were classified as other long-term assets in the condensed consolidated balance sheet and will be amortized over the 5 and 7 year lives of the new debt instruments. A new original issue discount of $1.0 million related to the Term Loan B was classified as a reduction of long-term debt.

The $1.5 billion debt financing agreement is secured by substantially all of the unencumbered assets of the Company. The $1.5 billion debt financing agreement also requires the Company to provide additional collateral to the lenders in certain limited circumstances.
As of September 30, 2011, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements).  Among these covenants, the Company was required to maintain the following as of September 30, 2011 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2011, the Company's leverage ratio was 2.45 to 1.00).

•
 On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2011, the Company's interest coverage ratio was 6.42 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended September 30, 2011, the Company's fixed charge coverage ratio was 3.22 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of September 30, 2011, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.34 billion).

In addition to those covenants, the $1.5 billion debt financing agreement subjects the Company to certain quarterly financial covenants and also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.  As of and for the rolling twelve-month period ended September 30, 2011, the Company was in compliance with all financial covenants in its debt agreements.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 14. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period. The estimated annual effective income tax rate reflects the change in a valuation allowance due to expected current year earnings or loss.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  There was no material change in unrecognized tax benefits in the nine month period ending September 30, 2011, and the Company does not anticipate a material change in total unrecognized tax benefits within the next 12 months.

In connection with the July 2, 2010 acquisition of World Color Press and the public registration of the Quad/Graphics class A common stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code of 1986, as amended. From that point forward, these entities will be subject to federal and state income taxes. The impact from the conversion to C corporation status resulted in the recognition of income tax expense in the third quarter of 2010 of $200.5 million.

Note 15. Financial Instruments and Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The Company records the fair value of its forward contracts and pension plan assets on a recurring basis.  Assets measured at fair value on a nonrecurring basis include property, plant and equipment, assets held for sale, goodwill and other intangible assets.  The fair value of cash and cash equivalents, receivables, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of September 30, 2011 and December 31, 2010.  See Note 13 for further discussion on the fair value of the Company's debt.

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

As of September 30, 2011, the Company entered into 30-day foreign currency forward exchange contracts to hedge exchange rate exposure related to the $50.0 million Canadian dollars deposit related to the Transcontinental Mexico acquisition (see Note 3). There were no open foreign currency exchange contracts at December 31, 2010.  During the three and nine months ended September 30, 2011 and 2010, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Single employer pension and postretirement obligations	$234.9	$330.7
Multiemployer pension plans—withdrawal liability	83.5	100.1
Tax-related liabilities	34.9	34.8
Employee-related liabilities	45.0	53.2
Other	65.6	85.0
Total	$463.9	$603.8

The single employer pension and postretirement obligation, as well as the withdrawal liability for the multiemployer pension plans pertaining to the Canadian operations, are no longer reflected in the 2011 amounts above, but are included in Note 4.

Note 17. Pension and Other Postretirement Benefits

The Company assumed multiple defined benefit pension and postretirement benefit plans as part of the World Color Press acquisition.  Prior to the acquisition, the Company did not have defined benefit plans and the resulting pension and postretirement obligations.  The components of the estimated pension expense and postretirement benefits (income) expense for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pension expense
Service cost	$—	$0.2	$0.1	$0.2
Interest cost	8.5	8.6	25.4	8.6
Expected return on assets	(6.9)	(6.0)	(20.7)	(6.0)
Net pension expense	$1.6	$2.8	$4.8	$2.8
Postretirement benefits income
Service cost	$0.1	$0.1	$0.3	$0.1
Interest cost	0.4	0.6	1.1	0.6
Amortization of deferred gains, net	(0.8)	—	(2.4)	—
Net postretirement benefits (income) expense	$(0.3)	$0.7	$(1.0)	$0.7

During the nine months ended September 30, 2011, the Company made the following contributions and benefits payments to its defined benefit pension and postretirement plans in its continuing operations:

Nine Months Ended
September 30, 2011
Contributions on qualified pension plans	$32.4
Benefit payments on non-qualified pension plans	1.6
Benefit payments on postretirement plans	2.2
Total benefit plan payments of continuing operations	$36.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 18. Loss Per Share Attributable to Quad/Graphics Common Shareholders

Basic loss per share attributable to Quad/Graphics common shareholders is computed by dividing net loss attributable to Quad/Graphics common shareholders by the weighted average common shares outstanding of 47.1 million shares and 47.2 million shares for the three and nine months ended September 30, 2011, respectively, and 46.4 million shares and 34.3 million shares for the three and nine months ended September 30, 2010, respectively.  The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments.  The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award.  Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share, and accordingly, the Company excludes them from the calculation.  Due to the net loss attributable to Quad/Graphics common shareholders incurred during the three and nine months ended September 30, 2011 and 2010, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, including the impact of discontinued operations, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss from continuing operations	$(5.5)	$(230.3)	$(16.9)	$(274.4)
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.2)
Loss from continuing operations	(5.6)	(230.4)	(17.1)	(274.6)
Loss from discontinued operations	(16.8)	(2.1)	(22.9)	(2.1)
Loss attributable to Quad/Graphics common shareholders	$(22.4)	$(232.5)	$(40.0)	$(276.7)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.1	46.4	47.2	34.3
Plus: effect of dilutive equity incentive instruments	—	—	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	47.1	46.4	47.2	34.3

Net loss attributable to Quad/Graphics common shareholders per share:
Basic and Diluted
Continuing operations	$(0.12)	$(4.97)	$(0.36)	$(8.01)
Discontinued operations	(0.36)	(0.04)	(0.49)	(0.06)
Loss per share attributable to Quad/Graphics common shareholders	$(0.48)	$(5.01)	$(0.85)	$(8.07)

Cash dividends paid per common share for all classes of common shares	$0.20	$—	$0.40	$0.50

Cash distributions paid per common share to Quad/Graphics pre-acquisition common shareholders as part of the World Color Press acquisition	$—	$4.98	$—	$4.98

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Note 19. Equity Incentive Programs

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and non-employee directors using the Black-Scholes option pricing model.  The total compensation expense recognized related to all equity incentive programs was $2.1 million and $6.7 million for the three and nine months ended September 30, 2011, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2010 and was recorded in selling, general and administrative expenses.  The Company recognizes compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the awards, which is generally the vesting term.  The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving each type of award.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

For grants made prior to January 1, 2011, equity incentive compensation expense only included the Company's 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan.  For grants beginning January 1, 2011, the shareholders of the Company approved the Quad/Graphics Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value.  Concurrent with the July 2, 2010 closing of the World Color Press acquisition, an additional 2.3 million shares of Class A common stock were approved for issuance under the Company's Omnibus Plan.  Within the framework of the Omnibus Plan, the Company's board of directors approved the form of a new stock option award agreement, a restricted stock award agreement, a restricted stock unit award agreement and a deferred stock unit award agreement.  The first grants of any of these newly approved equity incentive instruments were made January 1, 2011 at an exercise price of $41.26.  Each equity incentive instrument granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant.

At September 30, 2011, the Company has authorized a total of 6.1 million shares of its class A common stock for grants under all of the Company's equity incentive plans, and 1.7 million shares were remaining for future grants.

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

The Company granted 448,154 and 2,875 stock options under the Omnibus Plan on January 1, 2011 and August 1, 2011, respectively. The Company granted 495,000 options under the pre-2011 stock option plans on January 1, 2010.  The grant date weighted average fair value of options was $13.17 and $18.78 for the grants during the nine months ended September 30, 2011 and 2010, respectively.  The fair value of each stock option grant is estimated on the date of grant with the following weighted average assumptions:

	Nine Months Ended September 30,
	2011	2010
Expected volatility	36.0%	27.0%
Risk-free interest rate	2.3%	3.8%
Expected life (years)	7.0	9.8
Dividend yield	2.0%	—%

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Compensation expense recognized related to stock options was $1.7 million and $4.9 million for the three and nine months ended September 30, 2011, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2010, respectively.  Total future compensation expense for all stock options granted as of September 30, 2011 is approximately $31.6 million, which is expected to be recognized over the weighted-average vesting period of 3.5 years.

Cash received from option exercises was $0 and $1.6 million for the three and nine months ended September 30, 2011, respectively, and $0.6 million and $0.8 million for the three and nine months ended September 30, 2010, respectively.

The following table is a summary of the stock option activity for the nine months ended September 30, 2011:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	3,736	$13.12	6.9	$105.1
Granted	451	41.20	7.0
Exercised	(94)	(1.74)
Cancelled/forfeited/expired	(14)	16.28
Outstanding at September 30, 2011	4,079	$16.21	6.2	$28.0

Vested and expected to vest at September 30, 2011	3,702	$13.05	6.2	$26.4
Exercisable at September 30, 2011	1,577	$9.72	5.6	$17.2

The intrinsic value of options exercisable and options outstanding at September 30, 2011 and December 31, 2010 is based on the fair value of the stock price.

Share-based compensation activity for the three and nine months ended September 30, 2011 and 2010 is noted below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total intrinsic value of stock options exercised	$—	$1.9	$3.1	$2.2
Cash received from stock option exercises	—	0.6	1.6	0.8
Total fair value of stock options vested	—	0.7	5.4	6.4

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Restricted stock ("RS") and restricted stock unit ("RSU") awards consist of shares or the rights to shares of the Company's class A common stock which are awarded to employees of the Company.  The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee.  RSU awards are typically granted to eligible employees outside of the United States.  On January 1, 2011, RS awards of 119,315 shares and RSU awards of 14,625 units were granted at a grant date fair value of $41.26 and $38.86, respectively. On August 1, 2011, RS awards of 709 shares and RSU awards of 1,177 units were granted at a grant date fair value of $32.32 and $30.01, respectively.  All of the RS shares and the RSUs will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date.  As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee.  Grantees receiving RS grants are able to exercise full voting rights and receive full credit for dividends during the vesting period.  All such dividends

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

will be paid to the RS grantee within 45 days of full vesting.  Grantees receiving RSUs are not entitled to vote and do not earn dividends.  Upon vesting, RSUs will be settled either through cash payment equal to the fair market value of the RSUs on the vesting date or through issuance of Company class A common stock.

Nonvested RS and RSU awards as of September 30, 2011, and changes for the nine months ended September 30, 2011 were as follows:

	Restricted Stock			Restricted Stock Units
	Shares (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2010	—	$—	—	—	$—	—
Granted at January 1, 2011	119.3	41.26	3.0	14.6	38.86	3.0
Granted at August 1, 2011	0.7	32.32	3.0	1.2	30.01	3.0
Nonvested at September 30, 2011	120.0	$41.21	2.3	15.8	$38.19	2.3

Compensation expense of $0.4 million and $1.2 million was recognized related to RS and RSUs for the three and nine months ended September 30, 2011, respectively.  Total future compensation expense for all RS and RSUs granted as of September 30, 2011 is approximately $3.7 million, which is expected to be recognized over the weighted-average vesting period of 1.6 years.  The aggregate fair value of outstanding RSUs as of September 30, 2011 was $0.6 million.

On January 1, 2011, 13,704 deferred stock units ("DSU") were granted at a grant date fair value of $41.26 to non-employee directors.  The deferred stock units are fully vested on the grant date and all were outstanding as of September 30, 2011.  Each DSU entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control or death or disability as defined in the individual DSU grant agreement.  Grantees of DSUs may not exercise voting rights, but are credited with dividends and those dividends will be converted into additional DSUs based on the closing price of the class A common stock upon settlement.  For the three and nine months ended September 30, 2011, the compensation expense recorded for these awards was $0 and $0.6 million, respectively.  As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs.  The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

Note 20. Shareholders' Equity

The Company has three classes of common stock.  There are 80.0 million shares of $0.025 par value class A common stock authorized, of which 40.0 million shares (including 7.6 million shares in treasury stock) and 40.0 million shares (including 7.4 million shares in treasury stock) were issued at September 30, 2011 and December 31, 2010, respectively.  There are 80.0 million shares of $0.025 par value class B common stock authorized, of which 15.0 million shares (including 0.8 million shares in treasury stock) were issued at September 30, 2011 and December 31, 2010.  There are 20.0 million shares of $0.025 par value class C common stock authorized, of which 0.5 million shares (including 0.2 million shares in treasury stock) were issued at September 30, 2011 and December 31, 2010.  The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none have been issued at September 30, 2011 and December 31, 2010.  The Company has no present plans to issue any preferred stock.

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Through September 30, 2011, the Company repurchased 0.4 million shares of class A common stock in the open market for $7.4 million.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares.  On August 9, 2011, the Board of Directors declared a $0.20 cash dividend for each share of class A, class B and class C common stock outstanding to shareholders of record on August 29, 2011, which was paid on September 9, 2011. On May 10, 2011, the Board of Directors declared a $0.20 cash dividend for each share of class A, class B and class C common stock outstanding to shareholders of record on May 27, 2011, which was paid on June 10, 2011. On July 2, 2010, as part of the acquisition of World Color Press, there was a cash distribution of $140.0 million to Quad/Graphics' pre-acquisition common shareholders. On January 2, 2010, the Board of Directors declared a $0.50 cash dividend for each share of class A, class B and class C common stock outstanding to shareholders of record on January 2, 2010, which was paid on January 22, 2010.

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

The redemption value of the class C qualified employee retirement plan shares at September 30, 2011 and December 31, 2010 totaled $4.7 million and $10.6 million, respectively.  There were no class C common shares redeemed by the Company during the nine months ended September 30, 2011.  Subsequent changes to the redemption value of the securities due to changes in stock valuation or dividend declarations are charged to retained earnings, while decreases in redemption value due to elimination of redemption features are credited to additional paid-in capital and retained earnings.  During the nine months ended September 30, 2011 the balance of redeemable equity decreased by $5.9 million, as shown in the table below:

	Class C Common Stock		Total Redeemable Equity
	Shares	Redemption Value
Balance at December 31, 2010	0.3	$10.6	$10.6
Cash dividends declared	—	(0.2)	(0.2)
Decrease in redemption value of redeemable equity	—	(5.7)	(5.7)
Balance at September 30, 2011	0.3	$4.7	$4.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

Common stock and other equity and noncontrolling interests

Activity impacting the Company's common stock and other equity and noncontrolling interests for the nine months ended September 30, 2011 was as follows:

	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2010	$1,481.3	$0.7
Net loss attributable to Quad/Graphics common shareholders	(40.0)	—
Net earnings attributable to noncontrolling interests	—	0.2
Foreign currency translation adjustments	(15.8)	(0.4)
Pension and other postretirement benefit liability amortization, net of tax	(1.4)	—
Tax distribution dividends declared	(2.8)	—
Cash dividends declared	(18.7)	—
Purchase of treasury stock	(7.4)	—
Tax benefit from exercise of stock options	0.8	—
Stock-based compensation	6.7	—
Sale of stock for options exercised	(0.2)	—
Decrease in redemption value of redeemable equity	5.7	—
Balance at September 30, 2011	$1,408.2	$0.5

Note 21. Comprehensive Loss

The following table summarizes the Company's comprehensive loss for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(22.3)	$(232.4)	$(39.8)	$(276.5)
Translation adjustments	(43.6)	23.6	(15.8)	3.0
Pension and other postretirement benefit liability amortization, net of tax	(0.4)	—	(1.4)	—
Comprehensive loss	$(66.3)	$(208.8)	$(57.0)	$(273.5)

Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.2)

Comprehensive loss attributable to Quad/Graphics common shareholders	$(66.4)	$(208.9)	$(57.2)	$(273.7)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

North America Print and Related Services

The North America Print and Related Services segment includes the Company's United States printing operations, as well as the Canadian printing operations in Vancouver, British Columbia that will be retained after the sale of the Company's Canadian operations to Transcontinental (see Note 4).  This segment is managed as one integrated platform and its products include catalogs, consumer magazines, special interest publications, direct marketing materials and retail inserts.  The related service offerings include digital photography, digital imaging, binding, mailing and distribution, and data optimization and analytics services.  This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including the newly acquired Transcontinental Mexican operations (see Note 3).  This segment provides printed products and related services consistent with the North America Print and Related Services segment, with the exception of printing-related auxiliary equipment.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(In millions, except share and per share data and unless otherwise indicated)

	Net Sales		Operating Income/(Loss)	Restructuring, Impairment and Transaction-Related Charges
	Products	Services
Three months ended September 30, 2011
North America Print and Related Services	$864.9	$121.6	$92.8	$7.2
International	120.2	2.7	(4.8)	2.6
Total operating segments	985.1	124.3	88.0	9.8
Corporate	—	—	(31.9)	22.0
Total	$985.1	$124.3	$56.1	$31.8
Three months ended September 30, 2010
North America Print and Related Services	$896.2	$122.4	$58.7	$25.1
International	107.8	2.7	(9.9)	5.9
Total operating segments	1,004.0	125.1	48.8	31.0
Corporate	—	—	(51.2)	38.4
Total	$1,004.0	$125.1	$(2.4)	$69.4

Nine months ended September 30, 2011
North America Print and Related Services	$2,406.1	$347.1	$180.2	$38.0
International	347.1	8.7	(15.6)	5.0
Total operating segments	2,753.2	355.8	164.6	43.0
Corporate	—	—	(72.8)	39.1
Total	$2,753.2	$355.8	$91.8	$82.1
Nine months ended September 30, 2010
North America Print and Related Services	$1,484.9	$218.0	$88.2	$26.0
International	215.9	8.2	(43.6)	31.5
Total operating segments	1,700.8	226.2	44.6	57.5
Corporate	—	—	(66.7)	49.5
Total	$1,700.8	$226.2	$(22.1)	$107.0

Restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2011 and 2010 are further described in Note 5 and are included in the Operating Income/(Loss) results by segment above.

Note 23. Subsequent Events

Declaration of Quarterly Dividend

On November 9, 2011, the Company declared a quarterly dividend of $0.20 per share, which will be paid on December 10, 2011, to shareholders of record as of November 30, 2011.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010, including the notes thereto, included elsewhere in this report and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011.

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the Company's condensed consolidated financial statements and accompanying notes to help provide an understanding of the Company's financial condition, the changes in the Company's financial condition and the Company's results of operations.  This discussion and analysis is organized as follows:

•	Cautionary Statement Regarding Forward-Looking Statements.

•
Overview.  This section includes a general description of the Company's business and segments, an overview of key performance metrics the Company's management measures and utilizes to evaluate business performance and an overview of trends affecting the Company, including management's actions related to the trends.

•
Results of Operations.  This section contains an analysis of the Company's results of operations by comparing the results for (1) the three months ended September 30, 2011 to the three months ended September 30, 2010 and (2) the nine months ended September 30, 2011 to the nine months ended September 30, 2010.  The comparability of the Company's results of operations was significantly impacted by the acquisition of World Color Press on July 2, 2010.  The results of operations for World Color Press are included in the Company's consolidated results prospectively from July 2, 2010.  In addition, in connection with the July 12, 2011 execution of a definitive agreement with Transcontinental to, among other things, sell the Company's Canadian operations (with the exception of the Company's Vancouver, British Columbia facility), the results of operations of the Company's Canadian operations have been reported as discontinued operations for all periods presented. Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section.  This section also provides a discussion of EBITDA and EBITDA margin from continuing operations, non-GAAP financial measures the Company uses to assess the performance of its business.

•
Liquidity and Capital Resources.  This section provides an analysis of the Company's capitalization and cash flows.  The Company's Canadian operation's cash flows have not been reported as discontinued operations. Forward-looking statements important to understanding the Company's financial condition are also included in this section.

•
New Accounting Pronouncements.  This section provides a discussion of new accounting pronouncements that the Company believes are important to understanding the Company's current and forward-looking results of operations and financial condition.

•
Application of Critical Accounting Policies and Estimates. This section provides a discussion of the Company's application of critical accounting policies and related significant estimates identified within the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011, as it relates to significant events or changes in circumstances in the current period.

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

The North America Print and Related Services segment includes the Company's United States printing operations, as well as the Canadian printing operations in Vancouver, British Columbia that will be retained after the sale of the Company's Canadian operations to Transcontinental. This segment is managed as one integrated platform and includes all of the product and related service offerings described above.  The North America Print and Related Services segment accounted for approximately 89% of the Company's consolidated net sales in the three and nine months ended September 30, 2011.

The International segment consists of the Company's printing operations in Europe and Latin America, including the newly acquired Transcontinental Mexican operations. This segment produces and delivers all of Quad/Graphics' product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment designed, manufactured and marketed through Quad/Graphics' research subsidiary QuadTech, Inc, which is included in the North America Print and Related Services segment.  The International segment accounted for approximately 11% of the Company's consolidated net sales in the three and nine months ended September 30, 2011.

The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

Key Performance Metrics Overview

The Company's management believes the ability to generate net sales growth, profit increases and positive cash flow are key indicators of the successful execution of the Company's business strategy and will increase shareholder value.  The Company uses period over period net sales growth, EBITDA, EBITDA margin and cash flows provided by operating activities as metrics to measure operating performance and financial condition.  EBITDA and EBITDA margin are non-GAAP financial measures (see the reconciliation of net loss attributable to Quad/Graphics common shareholders to EBITDA in the Results of Operations section below).

Net sales growth. The Company uses period over period net sales growth as a key performance metric. The Company's management assesses net sales growth based on the ability to generate increased net sales through increased profitable sales to existing customers, sales to new customers, sales of new or expanded solutions to existing and new customers and opportunities to expand sales through strategic investments, including acquisitions.

EBITDA and EBITDA margin. The Company uses EBITDA and EBITDA margin as metrics to assess operating performance.  The Company's management assesses EBITDA and EBITDA margin based on the ability to increase revenues while controlling variable expense growth.

Cash flows provided by operating activities. The Company uses cash flows provided by operating activities as a metric to assess liquidity.  The Company's management assesses cash flows provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund integration and restructuring requirements related to the acquired World Color Press and Transcontinental Mexican operations, as well as to fund capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plan withdrawal liabilities, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases.  Cash flows provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

Overview of Trends Affecting Quad/Graphics

With the decline in the state of the economy during 2011, the Company experienced a decrease in print volumes when compared to last year's third quarter. Competition in the highly fragmented printing industry remains intense as the industry is consolidating and has excess manufacturing capacity, causing the printing industry to face continued downward pricing pressures. In addition, the growth and adaptation of alternative marketing technologies (such as distribution and hosting of online content and mobile technologies) as well as alternative delivery of content may result in a decrease in demand for printed products, which would further increase industry overcapacity.  In response to these trends, the Company focuses on financial flexibility, a strong balance sheet and an efficient cost structure, which management believes will best position the Company for long-term success.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders.  Management currently is balancing the use of cash between compelling investment opportunities, deleveraging the Company's balance sheet through reductions in debt and pension and postretirement liabilities, and returns to shareholders including continuing a quarterly shareholder dividend of $0.20 per share initiated during the second quarter of 2011 and a share repurchase program initiated in the third quarter of 2011.

The Company reduced consolidated debt and capital leases by $125 million in the past twelve months (comparing September 30, 2011 to September 30, 2010), and by $162 million since the July 2, 2010 World Color Press acquisition date, despite incurring significant costs related to integration and restructuring programs associated with the acquisition.  In addition, the Company's consolidated pension and postretirement liability decreased by $167 million since the July 2, 2010 World Color Press acquisition date. Furthermore, on July 26, 2011, the Company refinanced a significant portion of its debt with a $1.5 billion debt financing agreement. The new debt agreement increases the revolving credit available to the Company from $530.0 million to $850.0 million, providing greater capacity to support the Company's growth plans. In addition to increasing financial flexibility, the new debt agreement reduces cash interest payments by an estimated $16 - $20 million annually at current borrowing levels.

The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations.  These efforts include the deployment of the Company's own brand of ERP software tools to streamline workflows and improve data visibility across the consolidated platform.  The Company's restructuring actions since the July 2, 2010 World Color Press acquisition through September 30, 2011 have resulted in approximately 5,300 gross full-time equivalent positions eliminated (approximately 3,400 net positions eliminated, after considering job additions related to work transferred to other facilities) related to 10 plant closures, the closure of the former World Color Press headquarters and other workforce reductions announced through the third quarter of 2011. In addition, on October 17, 2011 the Company announced the future closures of the Stillwater, Oklahoma and Richmond, Virginia plants.  Upon completion of the 24 month integration period, which is through June 2012, management believes the annual synergy savings will be more than $225 million.  Since the acquisition and through September 30, 2011, the Company has achieved approximately $167 million in total synergy savings. Management expects that these synergy savings will be achieved within the estimated integration-related costs range of $195 million to $240 million, and the costs to achieve the synergy savings may exceed that range to the extent synergy savings exceed $225 million.  There can be no assurance that the synergy savings target will be fully realized or that the integration-related costs will not exceed the estimate.  In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through lean manufacturing and continuous improvement initiatives in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees.

In this increasingly multichannel marketplace, the Company believes that the printing industry will be driven to make capital investments in new technologies, such as those to deliver targeted and customized print solutions.  The Company believes its ongoing commitment to technology, partially through its in-house equipment development operations, has been paramount in delivering high-quality and relevant offerings to its customers.  The Company intends to invest $165 million to $175 million in new capital projects in 2011.

When making capital allocation decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities or acquisitions.

On July 12, 2011, the Company and Transcontinental entered into a definitive agreement whereby Quad/Graphics acquired Transcontinental's Mexican operations, as well as a portion of Transcontinental's book printing business that is produced for U.S. export, in exchange for the Company's Canadian operations (with the exception of the Company's Vancouver, British Columbia facility). As part of the Canadian transaction, Transcontinental will assume pension and post-retirement obligations pertaining to all Canadian employees. The Company believes with the acquisition of Trancontinental's Mexican operations it will be able to create an industry-leading print platform in an economy with a higher growth rate than that of Canada, and also achieve beneficial synergy savings through operational consolidation. The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011. The sale of the Company's Canadian operations to Transcontinental remains subject to customary regulatory clearances in Canada that were not complete as of November 14, 2011.

The Company is subject to seasonality in its quarterly results as net sales and operating income are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters, and management anticipates this same impact of seasonality in 2011.  Seasonality is driven by increased magazine advertising page counts and retail inserts and catalogs primarily due to back-to-school and holiday related advertising and promotions.  As a result, net sales and operating income during the first nine months of 2011 are not a reliable predictor for what net sales and operating income will be for the full year of 2011.

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Summary Results

The Company's operating income (loss) from continuing operations, operating margin and diluted loss per share attributable to Quad/Graphics common shareholders for the three months ended September 30, 2011 changed from the three months ended September 30, 2010 as follows (dollars in millions, except per share data):

	Operating Income (Loss) from Continuing Operations	Operating Margin	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended September 30, 2010	$(2.4)	(0.2)%	$(5.01)
2011 Restructuring, Impairment and Transaction-Related Charges(1)	(31.8)	(2.9)%	(0.41)
2010 Restructuring, Impairment and Transaction-Related Charges(2)	69.4	6.1%	0.97
Decrease in Interest Expense(3)	N/A	N/A	0.11
Decrease in Income Tax Expense(4)	N/A	N/A	4.32
Loss on Debt Extinguishment(5)	N/A	N/A	(0.43)
Increase in Loss from Discontinued Operations, net of tax(6)	N/A	N/A	(0.32)
Increase in Operating Income(7)	20.9	2.1%	0.29
For the Three Months Ended September 30, 2011	$56.1	5.1%	$(0.48)
__________________________________

(1)	Restructuring, impairment and transaction-related charges of $31.8 million incurred during the three months ended September 30, 2011 included:

a.	$3.4 million of employee termination costs for plant closures and other workforce reductions announced through the third quarter of 2011;

b.	$4.0 million of impairment charges related to machinery and equipment;

c.	$0.9 million of transaction costs incurred primarily in connection with the Transcontinental transaction;

d.	$20.0 million of World Color Press acquisition integration costs; and

e.	$3.5 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

In connection with the integration of World Color Press' operations and Transcontinental's Mexican operations into Quad/Graphics, the Company expects to incur substantial additional restructuring and integration costs in future reporting periods.

(2)	Restructuring, impairment and transaction-related charges of $69.4 million incurred during the three months ended September 30, 2010 included:

a.	$17.0 million of employee termination costs related to plant closures and other various workforce reduction initiatives;

b.	$6.4 million of impairment charges on assets related to the Reno, Nevada plant closure;

c.	$32.1 million of transaction costs incurred primarily in connection with the World Color Press acquisition;

d.	$8.1 million of World Color Press acquisition integration costs; and

e.	$5.8 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense decreased $5.7 million during the three months ended September 30, 2011 to $25.4 million.  This change is due to lower interest rates achieved through the $1.5 billion debt financing agreement entered into on July 26, 2011, as well as due to lower outstanding borrowings.

(4)
Due to the Company's change to C corporation status in July of 2010, the Company recognized a one-time income tax expense of $200.5 million. In connection with the July 2, 2010 acquisition of World Color Press and the public registration of the Quad/Graphics class A common stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code of 1986, as amended. From that point forward, these entities will be subject to federal and state income taxes.

(5)
A $34.0 million loss on debt extinguishment was recognized in July 2011 as part of the $1.5 billion debt financing agreement. The $34.0 million loss represents certain debt issuance costs associated with the new and refinanced debt that were expensed.

(6)
Loss on discontinued operations, net of tax, increased $14.7 million during the three months ended September 30, 2011 to a $16.8 million loss primarily due to a $13.9 million goodwill impairment charge recognized in the third quarter of 2011. The Company recorded a $13.9 million goodwill impairment charge for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican and U.S. books printing net assets acquired from Transcontinental.

(7)
Operating income increased $20.9 million and operating margin increased primarily due to the synergy savings from the integration of World Color Press' operations and lower incentive compensation expense, partially offset by decreased print volumes, lower pricing and lower productivity due to transitioning work from plants being consolidated as part of the World Color Press integration. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below (excluding the Canadian discontinued operations):

	Three Months Ended September 30,
	2011		2010
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$985.1	88.8%	$1,004.0	88.9%	$(18.9)	(1.9)%
Services	124.3	11.2%	125.1	11.1%	(0.8)	(0.6)%
Total Net Sales	1,109.4	100.0%	1,129.1	100.0%	(19.7)	(1.7)%
Cost of Sales:
Products	743.1	67.0%	777.4	68.9%	(34.3)	(4.4)%
Services	97.3	8.7%	93.8	8.3%	3.5	3.7%
Total Cost of Sales	840.4	75.7%	871.2	77.2%	(30.8)	(3.5)%
Selling, General & Administrative Expenses	96.0	8.6%	106.6	9.4%	(10.6)	(9.9)%
Restructuring, Impairment and Transaction-Related Charges	31.8	2.9%	69.4	6.1%	(37.6)	(54.2)%
Depreciation and Amortization	85.1	7.7%	84.3	7.5%	0.8	0.9%
Total Operating Expenses	1,053.3	94.9%	1,131.5	100.2%	(78.2)	(6.9)%
Operating Income (Loss)	$56.1	5.1%	$(2.4)	(0.2)%	$58.5	N/A

Net Sales

Product sales decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to decreased print volumes and lower pricing, partially offset by higher paper and byproduct sales and, to a lesser extent, a favorable impact from foreign exchange rates on net sales.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as lower freight volumes and reduced premedia revenues were partially offset by higher fuel surcharges on logistics and distribution revenues.

Cost of Sales

Cost of product sales decreased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 primarily due to lower print volumes and synergy savings from the integration of World Color Press' operations, including purchasing efficiencies realized, as well as labor cost reductions as a result of plant closures. Cost of product sales also decreased due to lower incentive compensation expense. These cost decreases were partially offset by lower labor productivity due to inefficiencies from transitioning work from plants being consolidated as part of the World Color Press integration, increased paper sales volume and increased energy and commodity costs.

Cost of product sales as a percentage of net sales decreased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 primarily due synergy savings from the integration of World Color Press' operations and decreased incentive compensation expense, partially offset by lower labor productivity associated with integration activities, increased paper sales and increased energy and commodity costs. Paper is generally billed to customers at pass-through rates, and thus increasing paper sales increases the cost of product sales as a percentage of net sales.

Cost of service sales increased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 primarily due to higher fuel prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 primarily due to increased synergy savings from the integration of World Color Press, which included the closure of the former World Color Press headquarters, as well as decreased incentive compensation expense. Selling, general and administrative expenses as a percentage of net sales decreased between periods as the expense due to the expense reduction discussed above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 primarily due to decreased transaction costs related to the July 2010 acquisition of World Color Press.

Restructuring, impairment and transaction-related charges of $31.8 million incurred in the three months ended September 30, 2011 include: (1) $3.4 million of employee termination costs for plant closures and other workforce reductions announced through the third quarter of 2011, (2) $4.0 million of impairment charges for machinery and equipment, (3) $0.9 million of transaction costs incurred primarily in connection with the Transcontinental transaction, (4) $20.0 million of World Color Press integration costs and (5) $3.5 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $69.4 million incurred in the three months ended September 30, 2010 include: (1) $17.0 million of employee termination costs for plant closures and other workforce reduction initiatives, (2) $6.4 million of impairment charges on assets related to the Reno, Nevada plant closure, (3) $32.1 million of transaction costs incurred primarily in connection with the acquisition of World Color Press, (4) $8.1 million of World Color Press integration costs and (5) $5.8 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Depreciation and Amortization

Depreciation and amortization increased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 due to depreciation related to the increased capital expenditures related primarily to the integration of World Color Press.

EBITDA and EBITDA Margin

EBITDA and EBITDA margin for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and was as follows:

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$90.9	8.2%	$81.7	7.2%

EBITDA increased $9.2 million for the three months ended September 30, 2011 primarily due to synergy savings from integrating World Color Press' operations and lower incentive compensation. These increases were partially offset by decreased print volumes and pricing and lower labor productivity.  EBITDA margin increased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 for consistent factors with EBITDA, but the increase was also partially offset by increasing paper sales.

EBITDA represents net loss attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense (if applicable in period) and (iii) depreciation and amortization, and less (iv) income tax benefit (if applicable in period).  EBITDA margin represents EBITDA as a percentage of net sales.  EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business.  EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP.  EBITDA and EBITDA margin should not be considered alternatives to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited.  A reconciliation of EBITDA to net loss attributable to Quad/Graphics common shareholders follows:

	Three Months Ended September 30,
	2011	2010
	(dollars in millions)
Net Loss Attributable to Quad/Graphics Common Shareholders(1)	$(22.4)	$(232.5)
Interest Expense	25.4	31.1
Income Tax Expense	2.8	198.8
Depreciation and Amortization	85.1	84.3
EBITDA	$90.9	$81.7
__________________________________

(1)	Net loss attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $31.8 million and $69.4 million for the three months ended September 30, 2011 and 2010, respectively;

b.	Loss on debt extinguishment of $34.0 million for the three months ended September 30, 2011;

c.	Loss from discontinued operations, net of tax, of $16.8 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively.

North America Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the North America Print and Related Services segment (excluding the Canadian discontinued operations):

	Three Months Ended September 30,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$864.9	$896.2	$(31.3)	(3.5)%
Services	121.6	122.4	(0.8)	(0.7)%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	92.8	58.7	34.1	58.1%
Operating Margin	9.4%	5.8%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$7.2	$25.1	$(17.9)	(71.3)%

Net Sales

Product sales for the North America Print and Related Services decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to decreased print volumes and lower pricing, partially offset by higher paper and byproduct sales.

Service sales for the North America Print and Related Services segment decreased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as lower freight volumes and reduced premedia revenues were partially offset by higher fuel surcharges on logistics and distribution revenues.

Operating Income

Operating income and operating margin for the North America Print and Related Services segment increased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 primarily due to synergy savings from integrating World Color Press' operations, decreased restructuring and impairment charges and lower incentive compensation, partially offset by decreased print volumes and decreased labor productivity.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment decreased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 primarily due to decreased employee termination costs.

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the three months ended September 30, 2011 were $7.2 million, consisting of: (1) $1.4 million of employee termination costs for plant closures and other workforce reductions announced through the third quarter of 2011, (2) $2.9 million of impairment charges for machinery and equipment and (3) $2.9 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the three months ended September 30, 2010 were $25.1 million, consisting of: (1) $14.4 million of employee termination costs for plant closures and other various workforce reduction initiatives, (2) $6.4 million of impairment charges on assets related to the closure of the Reno, Nevada plant and (3) $4.3 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Three Months Ended September 30,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$120.2	$107.8	$12.4	11.5%
Services	2.7	2.7	—	—%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(4.8)	(9.9)	5.1	(51.5)%
Operating Margin	(3.9)%	(9.0)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$2.6	$5.9	$(3.3)	(55.9)%
Equity in Earnings of Unconsolidated Entities	0.6	1.8	(1.2)	(66.7)%

Net Sales

Product sales for the International segment increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to increased print volumes at certain Latin American locations and the Company's Poland location, the September 2011 acquisition of Transcontinental's Mexican operations, and a favorable impact from foreign exchange rates on net sales.

Operating Loss

Operating loss for the International segment decreased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 primarily due to decreased restructuring, impairment and integration expenses as well as lower labor levels in Poland in connection with the Pila plant closure and increased net sales, partially offset by lower profitability in Latin America.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2011 were $2.6 million, consisting of: (1) $0.9 million of employee termination costs for workforce reductions announced through the third quarter of 2011, (2) $1.1 million of impairment charges for machinery and equipment and (3) $0.6 million of other restructuring and integration charges.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2010 were $5.9 million, consisting of: (1) $1.6 million of employee termination costs related to the Pila, Poland plant closure, (2) $3.9 million of integration charges and (3) $0.4 million of other restructuring charges.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and has an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting.  The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil, as well as a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition.  The equity in earnings of unconsolidated entities in the International segment decreased during the three months ended September 30, 2011 primarily due to higher wage rates at Plural and decreased labor productivity at Plural primarily from start up activities associated with recently added press capacity to meet growing demand, partially offset by increased print sales at Plural.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2011	2010
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$31.9	$51.2
Restructuring, Impairment and Transaction-Related Charges	22.0	38.4

Corporate operating expenses decreased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 primarily due to lower restructuring, impairment and transaction-related charges as well as synergy savings from the closure of the World Color Press corporate headquarters and lower incentive compensation.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2011 were $22.0 million, consisting of: (1) $1.1 million of employee termination costs for workforce reductions announced through the third quarter of 2011, (2) $0.9 million of transaction costs incurred primarily in connection with the transaction with Transcontinental and (3) $20.0 million of World Color Press integration costs.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2010 were $38.4 million, consisting of: (1) $1.0 million of employee termination costs for workforce reductions that commenced in 2010, (2) $32.1 million of transaction costs related to the acquisition of World Color Press, (3) $4.2 million of World Color Press integration costs and (4) $1.1 million of other restructuring charges.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Summary Results

The Company's operating income (loss) from continuing operations, operating margin and diluted loss per share attributable to Quad/Graphics common shareholders for the nine months ended September 30, 2011 changed from the nine months ended September 30, 2010 as follows (dollars in millions, except per share data):

	Operating Income (Loss) from Continuing Operations	Operating Margin	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Nine Months Ended September 30, 2010	$(22.1)	(1.1)%	$(8.07)
2011 Restructuring, Impairment and Transaction-Related Charges(1)	(82.1)	(2.6)%	(1.04)
2010 Restructuring, Impairment and Transaction-Related Charges(2)	107.0	5.6%	2.41
Increase in Interest Expense(3)	N/A	N/A	(0.23)
Decrease in Income Tax Expense(4)	N/A	N/A	5.85
Loss on Debt Extinguishment(5)	N/A	N/A	(0.43)
Increase in Loss from Discontinued Operations, net of tax(6)	N/A	N/A	(0.43)
Increase in Operating Income(7)	89.0	1.1%	1.09
For the Nine Months Ended September 30, 2011	$91.8	3.0%	$(0.85)
__________________________________

(1)	Restructuring, impairment and transaction-related charges of $82.1 million incurred during the nine months ended September 30, 2011 included:

a.	$19.2 million of employee termination costs for plant closures and other workforce reductions announced through the third quarter of 2011;

b.	$4.0 million of impairment charges related to machinery and equipment;

c.	$1.9 million of transaction costs incurred primarily in connection with the Transcontinental transaction;

d.
$35.3 million of World Color Press acquisition integration costs (net of a $7.1 million gain on the collection of a previously written off note receivable for the June 2008 sale of World Color Press' European operations); and

e.	$21.7 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

(2)	Restructuring, impairment and transaction-related charges of $107.0 million incurred during the nine months ended September 30, 2010 included:

a.	$18.2 million of employee termination costs related to plant closures and other workforce reduction initiatives;

b.	$30.8 million of impairment charges on assets related to the Pila, Poland and Reno, Nevada plant closures;

c.	$41.0 million of transaction costs incurred primarily in connection with the acquisition of World Color Press;

d.	$10.3 million of World Color Press acquisition integration costs; and

e.	$6.7 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense increased $23.1 million during the nine months ended September 30, 2011 to $84.5 million.  This change is due to the increased overall debt levels related to the World Color Press acquisition, partially offset by a reduction in interest rates as a result of the $1.5 billion debt financing agreement entered into on July 26, 2011.

(4)
Due to the Company's change to C corporation status in July of 2010, the Company recognized a one-time income tax expense of $200.5 million. In connection with the July 2, 2010 acquisition of World Color Press and the public registration of the Quad/Graphics class A common stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code of 1986, as amended. From that point forward, these entities will be subject to federal and state income taxes.

(5)
A $34.0 million loss on debt extinguishment was recognized in July 2011 as part of the $1.5 billion debt financing agreement. The $34.0 million loss represents certain debt issuance costs associated with the new and refinanced debt that were expensed.

(6)
Loss on discontinued operations, net of tax, increased $20.8 million during the nine months ended September 30, 2011 to a $22.9 million loss primarily due to a $13.9 million goodwill impairment charge recognized in the third quarter of 2011. The Company recorded a $13.9 million goodwill impairment charge for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican and U.S. books printing net assets acquired from Transcontinental. The loss on discontinued operations also increased as the Canadian operations have historically been operating in a net loss position, and the Company acquired the Canadian operations as part of the World Color Press acquisition on July 2, 2010, thus there are no net losses from the Canadian operations in the Company's results for the first six months of 2010.

(7)
Operating income increased $89.0 million primarily due to the World Color Press acquisition, the synergy savings from the integration of World Color Press and lower incentive compensation, partially offset by continued pricing pressures and lower productivity due to transitioning work from plants being consolidated as part of the World Color Press integration. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below (excluding the Canadian discontinued operations):

	Nine Months Ended September 30,
	2011		2010
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$2,753.2	88.6%	$1,700.8	88.3%	$1,052.4	61.9%
Services	355.8	11.4%	226.2	11.7%	129.6	57.3%
Total Net Sales	3,109.0	100.0%	1,927.0	100.0%	1,182.0	61.3%
Cost of Sales:
Products	2,105.3	67.7%	1,293.1	67.1%	812.2	62.8%
Services	275.4	8.9%	163.7	8.5%	111.7	68.2%
Total Cost of Sales	2,380.7	76.6%	1,456.8	75.6%	923.9	63.4%
Selling, General & Administrative Expenses	298.5	9.6%	203.5	10.6%	95.0	46.7%
Restructuring, Impairment and Transaction-Related Charges	82.1	2.6%	107.0	5.5%	(24.9)	(23.3)%
Depreciation and Amortization	255.9	8.2%	181.8	9.4%	74.1	40.8%
Total Operating Expenses	3,017.2	97.0%	1,949.1	101.1%	1,068.1	54.8%
Operating Income (Loss)	$91.8	3.0%	$(22.1)	(1.1)%	$113.9	N/A

Net Sales

Product sales increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the World Color Press acquisition, increased volumes in the legacy Quad/Graphics plants, and to a lesser extent higher paper and byproduct sales and a favorable impact from foreign exchange rates on net sales.  These increases were partially offset by lower pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry.

Service sales, which primarily consist of imaging, logistics and distribution services, increased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the World Color Press acquisition and higher revenues on logistics and distribution services.

Cost of Sales

Cost of product sales increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to the World Color Press acquisition, lower labor productivity due to inefficiencies from transitioning work from plants being consolidated as part of the World Color Press integration, increased paper sales volume and increased energy and commodity costs. These cost increases were partially offset by acquisition synergy savings related to purchasing efficiencies realized, as well as labor cost reductions as a result of plant closures, and decreased incentive compensation expense.

Cost of product sales as a percentage of net sales increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to higher operating costs for the acquired World Color Press business, decreased labor productivity associated with integration and restructuring activities, increased paper sales and increased energy and commodity costs. Paper is generally billed to customers at pass-through rates, and thus increasing paper sales increases the cost of product sales as a percentage of net sales.

Cost of service sales increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to the World Color Press acquisition and higher fuel prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to the World Color Press acquisition, including the compliance and support costs associated with the Company's status as a publicly traded entity starting on July 6, 2010, partially offset by synergy savings from the integration of World Color Press and decreased incentive compensation. Selling, general and administrative expenses as a percentage of net sales decreased between periods due to synergy savings from the integration of World Color Press.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to decreased transaction fees, partially offset by increased World Color Press integration costs as the nine months ended September 30, 2010 only included three months of integration expenses following the July 2010 acquisition.

Restructuring, impairment and transaction-related charges of $82.1 million incurred in the nine months ended September 30, 2011 included: (1) $19.2 million of employee termination costs for plant closures and other workforce reductions announced through the third quarter of 2011, (2) $4.0 million of impairment charges related to machinery and equipment, (3) $1.9 million of transaction costs incurred primarily in connection with the transaction with Transcontinental, (4) $35.3 million of World Color Press integration costs (net of a $7.1 million gain on the collection of a previously written off note receivable for the June 2008 sale of World Color Press' European operations) and (5) $21.7 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $107.0 million incurred in the nine months ended September 30, 2010 included: (1) $18.2 million of employee termination costs for plant closures and other workforce reduction initiatives, (2) $30.8 million of impairment charges on assets related to the Pila, Poland and Reno, Nevada plant closures, (3) $41.0 million of transaction costs incurred primarily in connection with the acquisition of World Color Press, (4) $10.3 million of World Color Press integration costs and (5) $6.7 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Depreciation and Amortization

Depreciation and amortization increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to the World Color Press acquisition.

EBITDA and EBITDA Margin

EBITDA and EBITDA margin for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 and was as follows:

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$292.3	9.4%	$163.7	8.5%

EBITDA increased $128.6 million for the nine months ended September 30, 2011 primarily due to the World Color Press acquisition, the related synergy savings from integrating World Color Press and lower incentive compensation, partially offset by continued pricing pressure.  EBITDA margin increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to synergy savings from integrating World Color Press.

EBITDA represents net loss attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense (if applicable in period) and (iii) depreciation and amortization, and less (iv) income tax benefit (if applicable in period).  EBITDA margin represents EBITDA as a percentage of net sales.  EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business.  EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP.  EBITDA and EBITDA margin should not be considered alternatives to net loss as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited.  A reconciliation of EBITDA to net loss attributable to Quad/Graphics common shareholders follows:

	Nine Months Ended September 30,
	2011	2010
	(dollars in millions)
Net Loss Attributable to Quad/Graphics Common Shareholders(1)	$(40.0)	$(276.7)
Interest Expense	84.5	61.4
Income Tax (Benefit) Expense	(8.1)	197.2
Depreciation and Amortization	255.9	181.8
EBITDA	$292.3	$163.7
__________________________________

(1)	Net loss attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $82.1 million and $107.0 million for the nine months ended September 30, 2011 and 2010, respectively;

b.	Loss on debt extinguishment of $34.0 million for the nine months ended September 30, 2011;

c.	Loss from discontinued operations, net of tax, of $22.9 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively.

North America Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the North America Print and Related Services segment (excluding the Canadian discontinued operations):

	Nine Months Ended September 30,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$2,406.1	$1,484.9	$921.2	62.0%
Services	347.1	218.0	129.1	59.2%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	180.2	88.2	92.0	104.3%
Operating Margin	6.5%	5.2%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$38.0	$26.0	$12.0	46.2%

Net Sales

Product sales for the North America Print and Related Services segment increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the World Color Press acquisition and increased volumes in the legacy Quad/Graphics plants.  Additionally, product sales increased due to increased paper and byproduct sales, partially offset by lower pricing due to continued pricing pressures related to industry overcapacity.

Service sales for the North America Print and Related Services segment increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the World Color Press acquisition.  Additionally, service sales increased as a result of higher fuel surcharges to customers.

Operating Income

Operating income for the North America Print and Related Services segment increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to the World Color Press acquisition and lower incentive compensation, partially offset by increased restructuring, impairment and integration expenses.  Operating margin increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 due to the same reasons.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to increased restructuring charges generally from equipment move costs and maintaining plants announced for closure.

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the nine months ended September 30, 2011 were $38.0 million, consisting of: (1) $15.1 million of employee termination costs for plant closures and various workforce reductions announced through the third quarter of 2011, (2) $2.9 million of impairment charges for machinery and equipment, (3) $0.8 million of World Color Press integration costs and (4) $19.2 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the nine months ended September 30, 2010 were $26.0 million, consisting of: (1) $14.4 million of employee termination costs for plant closures and other various workforce reduction initiatives, (2) $6.4 million of impairment charges on assets related to the closure of the Reno, Nevada plant and (3) $5.2 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Nine Months Ended September 30,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$347.1	$215.9	$131.2	60.8%
Services	8.7	8.2	0.5	6.1%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(15.6)	(43.6)	28.0	(64.2)%
Operating Margin	(4.4)%	(19.5)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$5.0	$31.5	$(26.5)	(84.1)%
Equity in Earnings of Unconsolidated Entities	1.7	5.6	(3.9)	(69.6)%

Net Sales

Product sales for the International segment increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the World Color Press acquisition, and to a lesser extent due to a favorable impact from foreign exchange rates on net sales.

Operating Loss

Operating loss for the International segment decreased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 due to the decreased restructuring expenses that were primarily incurred in connection with the Pila, Poland announced plant closure in June 2010, as well as improved profitability in Poland as a result of the 2010 restructuring actions.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2011 were $5.0 million, consisting of: (1) $1.6 million of employee termination costs for workforce reductions announced through the third quarter of 2011, (2) $1.1 million of impairment charges for machinery and equipment and (3) $2.3 million of other restructuring and integration charges.

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2010 were $31.5 million, consisting of: (1) $2.8 million of employee termination costs for the Pila, Poland plant closure, (2) $24.4 million of impairment charges on assets related to the Pila, Poland plant closure, (3) $3.9 million of integration charges and (4) $0.4 million of other restructuring charges.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and has an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting.  The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil, as well as a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition.  The equity in earnings of unconsolidated entities in the International segment decreased during the nine months ended September 30, 2011 primarily due to higher wage rates at Plural and decreased labor productivity at Plural primarily from start up activities associated with recently added press capacity to meet growing demand, partially offset by increased print sales at Plural.  Equity method earnings also decreased due to a $1.5 million loss incurred during the nine months ended September 30, 2011 at Chile.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2011	2010
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$72.8	$66.7
Restructuring, Impairment and Transaction-Related Charges	39.1	49.5

Corporate operating expenses increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to the World Color Press acquisition, partially offset by lower restructuring, integration and transaction costs. Additional corporate expenses were incurred due to the compliance and support costs associated with the Company's new status as a publicly traded entity, which includes increased levels of administrative staff (information technology, finance, legal, human resources, treasury and other administrative labor).

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2011 were $39.1 million, consisting of: (1) $2.5 million of employee termination costs for workforce reductions announced through the third quarter of 2011, (2) $1.9 million of transaction costs incurred primarily in connection with the transaction with Transcontinental, (3) $34.5 million of World Color Press integration costs (net of a $7.1 million gain on the collection of a previously written off note receivable for the June 2008 sale of World Color Press' European operations) and (4) $0.2 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2010 were $49.5 million, consisting of: (1) $1.0 million of employee termination costs for workforce reductions that commenced in 2010, (2) $41.0 million of transaction costs primarily incurred in connection with the acquisition of World Color Press, (3) $6.4 million of World Color Press integration costs and (4) $1.1 million of other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operations and borrowings under its credit facilities to satisfy its liquidity and capital requirements.  The Company believes its expected future cash flows from operations and unused available capacity under its revolving credit facilities of $591 million provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to the acquired World Color Press and Transcontinental Mexican operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plans withdrawal liabilities, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. The Company's borrowing capacity has been increased, and the ongoing cost of borrowings reduced, with the execution of a $1.5 billion debt financing agreement on July 26, 2011, as further discussed below in Debt Obligations.

Cash Flows from Operating Activities

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net cash provided by operating activities was $162.9 million for the nine months ended September 30, 2011, compared to $17.1 million of net cash used in operating activities for the nine months ended September 30, 2010, resulting in a $180.0 million increase.  The increase in cash flows from operating activities was primarily due to improved earnings and lower working capital, partially offset by increased cash contributions in 2011 for the World Color Press pension and postretirement plans.

Cash Flows Used in Investing Activities

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net cash used in investing activities was $154.5 million for the nine months ended September 30, 2011, compared to $119.2 million for the nine months ended September 30, 2010, resulting in a $35.3 million increase.  The increase in cash flows used in investing activities was primarily due to a $60.4 million increase in capital expenditures related primarily to the integration of World Color Press operations, a $50.8 million deposit made on the 2011 Transcontinental transaction and a $20.6 million decrease in cash acquired related to the World Color Press acquisition in 2010. These impacts were partially offset by $88.2 million in lower restricted cash and a $10.0 million equity investment in HGI Company, LLC made in 2010.

Cash Flows Provided by Financing Activities

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2011, compared to $165.3 million for the nine months ended September 30, 2010, resulting in a $159.2 million decrease.  The decrease was due primarily to $317.9 million in lower net borrowings during the current nine month period as compared to the previous nine month period, partially offset by reduced shareholder cash distributions of $140.0 million. The Company made $140.0 million of shareholder cash distributions in 2010 in connection with the World Color Press acquisition.

Debt Obligations

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

Borrowings under the revolving facility and Term Loan A loans made under the $1.5 billion debt financing agreement bear interest at London Interbank Offered Rate ("LIBOR") plus 2.25%, or 1.25% in excess of an alternate base rate, and Term Loan B loans bear interest at 3.00% in excess of LIBOR, with a LIBOR floor of 1.00%, or 2.00% in excess of an alternative base rate at the Company's option.

This debt financing agreement was entered into to reduce the Company's borrowing costs with lower interest rates and to create more financial flexibility with a higher revolving credit capacity and improvement in financial terms. The proceeds from the Term Loan A, Term Loan B and revolving credit facility were used to repay all outstanding balances and terminate the Company's $1.23 billion debt financing agreement (which included the $700.0 million term loan and the $530.0 million revolving credit facility), as well as to pay the $11.5 million of new debt issuance costs incurred for the refinancing.

The $1.5 billion debt financing agreement is secured by substantially all of the unencumbered assets of the Company. The $1.5 billion debt financing agreement also requires the Company to provide additional collateral to the lenders in certain limited circumstances.
As of September 30, 2011, the Company utilized a combination of debt instruments to fund working capital and other cash requirements, including:

•	$1.5 billion debt financing agreement discussed above which includes:

◦	$850.0 million revolving credit facility ($222.7 million outstanding as of September 30, 2011);

◦	$450.0 million Term Loan A ($450.0 million outstanding as of September 30, 2011);

◦	$200.0 million Term Loan B ($199.0 million outstanding as of September 30, 2011 );

•	Senior notes ($629.9 million outstanding as of September 30, 2011);

•	A $91.4 million foreign currency denominated facilities agreement including both term loan and revolving credit facility components (total of $83.6 million outstanding as of September 30, 2011).

In addition to the foregoing debt instruments, there are certain other debt agreements totaling $3.1 million outstanding as of September 30, 2011.  Other than the refinancing achieved with the $1.5 billion debt financing agreement and scheduled debt repayments on other debt instruments, there were no material changes to the debt facilities between December 31, 2010 and September 30, 2011.

Covenants and Compliance

As of September 30, 2011, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements).  Among these covenants, the Company was required to maintain the following as of September 30, 2011 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2011, the Company's leverage ratio was 2.45 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2011, the Company's interest coverage ratio was 6.42 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended September 30, 2011, the Company's fixed charge coverage ratio was 3.22 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of September 30, 2011, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.34 billion).

In addition to those covenants, the $1.5 billion debt financing agreement subjects the Company to certain quarterly financial covenants and also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.

As of and for the rolling twelve-month period ended September 30, 2011, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that the covenants will continue to be met.  The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements.  Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Share Repurchase Program

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. Through September 30, 2011, the Company repurchased 0.4 million shares of class A common stock in the open market for $7.4 million.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2011, the only off-balance sheet arrangements that existed were lease obligations, which have not changed materially from that listed in the Contractual Obligations and Other Commitments table in the Company's Annual Report on Form 10-K filed on March 24, 2011.  As of September 30, 2011, the Company's contractual obligations have not changed materially from the table and related notes to the table listed in such Form 10-K, with the exception of the refinancing achieved with the $1.5 billion debt financing agreement and the definitive agreement to sell the Company's Canadian operations to Transcontinental, both of which are discussed above.

New Accounting Pronouncements

In September 2011, the FASB issued new guidance on the disclosures about an employer's participation in a multiemployer pension plan. This new guidance requires additional disclosures regarding the significant multiemployer pension plans in which an employer participates. This includes the level of an employer's contributions in the multiemployer pension plans, and whether those contributions represent more than five percent of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant multiemployer pension plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The guidance is effective retrospectively for fiscal years ending after December 15, 2011. As this guidance only amends the required disclosures in the notes to the condensed consolidated financial statements, the adoption of this standard will not have a material impact on the Company's consolidated financial positions, results of operations or cash flows.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. This new guidance gives entities, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt this new guidance on January 1, 2012. The adoption of this guidance will not have a material impact on the Company's condensed consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning January 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company's consolidated financial positions, results of operations or cash flows.

Application of Critical Accounting Policies and Estimates

Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.  One of these indicators is a change in business climate, which may be evidenced by, among other things, a decline in a company's market capitalization below book value. During the third quarter of 2011, the Company's stock price decreased such that the Company's market capitalization was less than the carrying value of its equity. As a result, the Company conducted an interim goodwill impairment assessment of the United States and Latin American reporting units which included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of August 31, 2011, the date of the interim assessment. The European reporting unit does not have any goodwill and the Canadian reporting unit was assessed separately for goodwill impairment as part of the pending sale of the Canadian operations.

Fair value was determined using an equal weighting of both the income and market approaches. This fair value determination was categorized as level 3 in the fair value hierarchy.

Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, and working capital levels, a weighted-average cost of capital of 10.2% for the United States reporting unit and 13.4% for the Latin America reporting unit and terminal value multiples. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management.

Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples.

Because the estimated fair value of each of the Company's United States and Latin American reporting units exceeded its carrying amount, management concluded that no impairment existed as of August 31, 2011. No additional indications of impairment have been identified between the date of the interim assessment and September 30, 2011. However, the Company recorded a $13.9 million goodwill impairment charge for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican and U.S. books printing net assets acquired from Transcontinental. The goodwill impairment loss is included in the loss from discontinued operations in the condensed consolidated statements of operations during the three months ended September 30, 2011.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks which may adversely impact the Company's results of operations and financial condition, including changes in interest and foreign currency exchange rates, changes in the economic environment that would impact credit positions and changes in the prices of certain commodities.  The Company's management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.  These risk management strategies may not fully insulate the Company from adverse impacts due to market risks.

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases.  As of September 30, 2011, the Company had fixed rate debt and capital leases outstanding of $674.9 million at a current weighted average interest rate of 7.4% and variable rate debt outstanding of $958.4 million at a current weighted average interest rate of 3.0%.  The variable rate debt outstanding at September 30, 2011 is primarily comprised of the $1.5 billion variable rate debt financing agreement entered into in July 2011, including $450.0 million outstanding on the $450.0 million term loan A, $199.0 million outstanding on the $200.0 million term loan B and $222.7 million outstanding on the $850.0 million revolving credit facility.  The term loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage.  At September 30, 2011, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.97% would not have a material impact on the Company's interest expense.  A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2011 by approximately $20.5 million.

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

As further discussed in Note 3 to the condensed consolidated financial statements, the Company entered into 30-day foreign currency forward exchange contracts to hedge exchange rate exposure related to the $50.0 million Canadian dollar deposit related to the Transcontinental Mexico acquisition. Excluding this fair value hedge entered into specifically due to the unique Transcontinental business exchange transaction, the Company's hedging operations have historically not been material, and gains or losses from these operations have not been material to the Company's cash flows, financial position or results of operations. The Company does not use derivative financial instruments for trading or speculative purposes.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Customers' financial condition is continuously monitored as part of the normal course of business.  Some of the Company's customers may be highly leveraged or otherwise subject to their own operating and regulatory risks.  Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $73.3 million as of September 30, 2011, and during the three and nine months ended September 30, 2011 the Company recorded provisions for doubtful accounts of $2.3 and $6.7 million, respectively.

The Company had a large, diverse customer base prior to the acquisition of World Color Press; however, the credit risk from customer concentration has further decreased after the acquisition with the addition of new customers, geographies and products the Company now produces.  The Company does not have a high degree of concentration with any single customer account.  During the three and nine months ended September 30, 2011, the Company's largest customer accounted for less than 5% of the Company's net sales.  Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties.  Any increase in the nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition.  Economic disruptions could result in significant future charges.

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

Risk factors relating to the Company are contained in Part I, Item 1A of the Company's 2010 Annual Report on Form 10-K, filed with the SEC on March 24, 2011.  No material change to such risk factors occurred during the period from January 1, 2011 through September 30, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The following table provides information about the Company's repurchases of its class A common stock in the third quarter ended September 30, 2011:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 to July 31, 2011	—	$—	—	$—
August 1, 2011 to August 31, 2011	—	$—	—	$—
September 1, 2011 to September 30, 2011	391,225	$18.90	391,225	$92,604,900
Total	391,225		391,225
__________________________________

(1)	On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock.

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

QUAD/GRAPHICS, INC.

Date:	November 14, 2011	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2011	By:	/s/ John C. Fowler
John C. Fowler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended September 30, 2011

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

(101*)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (v) document and entity information.

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