Form 10-K
period 2011-12-31
Quad/Graphics, Inc.
filed 2012-02-29
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-34806
QUAD/GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1152983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N61 W23044 Harry's Way, Sussex, Wisconsin 53089-3995	(414) 566-6000
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.025 per share	The New York Stock Exchange, LLC
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the class A common stock (based on the closing price of $38.86 per share on the New York Stock Exchange, LLC) on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, held by non-affiliates was $1,211,152,845. Neither of the registrant's class B common stock or class C common stock is listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant's class B common stock and class C common stock is convertible into one share of the registrant's class A common stock.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of February 24, 2012

Class A Common Stock	32,725,759

Class B Common Stock	14,198,464

Class C Common Stock	245,353
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

QUAD/GRAPHICS, INC.
FORM 10-K INDEX
For the Year Ended December 31, 2011

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Item 1A "Risk Factors" of this Annual Report on Form 10-K, as such may be amended or supplemented in Part II, Item 1A of the Company's subsequently filed Quarterly Reports on Form 10-Q, and the following:

•	The impact of significant overcapacity in the highly competitive commercial printing industry, which creates downward pricing pressure and fluctuating demand for printing services;

•	The inability of the Company to reduce costs and improve operating efficiency rapidly enough to meet market conditions;

•	The impact of electronic media and similar technological changes;

•	The impact of changing future economic conditions;

•
The failure to renew long-term contracts with customers, the renewal of those contracts under different terms, or customer nonperformance in accordance with the terms and for the duration of long-term contracts;

•	Significant capital expenditures may be needed to maintain the Company's platform and processes and to remain technologically and economically competitive;

•	The impact of fluctuations in costs (including labor-related costs, energy costs, freight rates and raw materials) and the impact of fluctuations in the availability of raw materials;

•	The impact of regulatory matters and legislative developments or changes in laws, including changes in environmental and privacy laws and postal rates, regulations and services;

•
The impact on Quad/Graphics class A common shareholders of a limited active market for Quad/Graphics common stock and the inability to independently elect directors or control decisions due to the class B common stock voting rights;

•
An other than temporary decline in operating results and enterprise value could lead to non-cash impairment charges due to the impairment of goodwill, other intangible assets and property, plant and equipment;

•	The liabilities of World Color Press Inc. ("World Color Press") with respect to pension and postretirement benefits could grow in the future and create additional costs;

•	Restrictions imposed by various covenants in the Company's debt facilities may affect the Company's ability to operate its business;

•	Failure to successfully integrate the operations of Quad/Graphics and World Color Press;

•	Risks associated with the Company's operations outside of the United States;

•	The inability to retain and attract additional, key employees, or the adverse effects of any strikes or other labor protests.
Quad/Graphics cautions that the foregoing list of risks, uncertainties and other factors is not exhaustive and you should carefully consider the other factors detailed from time to time in Quad/Graphics' filings with the United States Securities and Exchange Commission ("SEC") and other uncertainties and potential events when reviewing the Company's forward-looking statements.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Except to the extent required by the federal securities laws, Quad/Graphics undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

Quad/Graphics is a leading global provider of print and related products and services that are designed to provide integrated multichannel solutions to marketers and publishers in North America, Latin America and Europe. The Company's products and services primarily include:

•
Print Solutions: including catalogs, consumer magazines, special interest publications, direct mail, packaging and other commercial and specialty printed products, retail inserts, books and directories.

•	Media Solutions: including creative, digital imaging, video, photography, workflow solutions, interactive technology including mobile and social media, and response data analytics services.

•	Logistics Services: including mailing, distribution, logistics and data optimization and hygiene services.

Founded in Pewaukee, Wisconsin, as a Wisconsin corporation in 1971 by the late Harry V. Quadracci, Quad/Graphics has approximately 24,300 employees in North America, Latin America, and Europe, and serves a diverse base of more than 7,200 customers from 130 facilities located in 21 countries.

Quad/Graphics has contractual relationships with leading magazine publishers, including Condé Nast, Hearst Magazines, Meredith Corporation, The National Geographic Society, Rodale Inc., The Reader's Digest Association Ltd., Source Interlink Media, LLC, Time Inc., and Wenner Media LLC. Quad/Graphics prints retail newspaper inserts for major retailers such as Bass Pro Shops, The Bon-Ton Stores, Inc., J.C. Penney Company, Inc., Shopko Stores Operating Co., LLC, and Target Corporation; catalogs for industry-leading marketers such as Cabela's Incorporated, J.Crew Group, Inc., L.L. Bean, Limited Brands Inc. (Victoria's Secret), The Orvis Company, Redcats USA, and Williams-Sonoma Inc.; and direct mail products for companies such as Charter Communications, American Family Insurance, American Eagle Outfitters, Publishers Clearing House, Inc., and Weight Watchers International, Inc. Quad/Graphics prints books for publishers such as Harlequin Enterprises Limited, The McGraw-Hill Companies, Inc., Simon & Schuster, Inc., and Thomas Nelson, Inc.; and directories for publishers such as Yellow Book USA, Inc. and Yellow Pages Group Limited.

The Company creates customer value in two main ways:

•
Maximize the revenue customers derive from their print spend. Using a customer-centric approach, Quad/Graphics helps marketers and publishers take maximum advantage of Quad/Graphics' full range of integrated solutions to help them better engage end users and drive improved response from print and print-related solutions.

•
Minimize customers' total cost of print production. Quad/Graphics continually strives to increase its own productivity and to reduce its customers' mailing and distribution costs through the integration of data analytics, finishing technology and logistics solutions, such as its industry leading co-mail solutions.

Over the last 15 years, Quad/Graphics has created what it believes to be one of the most modern and efficient manufacturing platforms in the industry. Quad/Graphics also has made substantial investments in research and development, and technological innovation. The Company has developed multiple manufacturing process improvements, including innovative press and finishing control systems and material-handling equipment for use in Quad/Graphics' own operations, as well as for sale to other printers worldwide. Quad/Graphics believes that its innovation and its modern manufacturing platform, together with its focus on customer service and distribution capabilities, have resulted in the Company being one of the most profitable commercial printing companies in the markets in which it competes, as measured by Adjusted EBITDA margin (defined as EBITDA before restructuring, impairment and transaction-related charges, loss on debt extinguishment and loss from discontinued operations as a percentage of net sales). EBITDA is defined as net earnings (loss) attributable to the Company's common shareholders plus interest expense, income tax expense and depreciation and amortization. EBITDA is a financial measure not prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") that is reconciled to net earnings (loss) in the Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010, and for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009, included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K. EBITDA is an important measure by which the Company gauges the profitability and assesses the performance of its business. It should not be considered an alternative to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity.

The manufacturing platform and innovative technology that Quad/Graphics enjoys are further reinforced by the quality of its workforce. The Company believes that its distinct corporate culture encourages an organization-wide entrepreneurial spirit and an opportunistic mentality, where employees embrace responsibility, take ownership of projects and are encouraged to drive results. Quad/Graphics further believes the experience and stability of senior management, paired with next-generation entrepreneurially minded employees, contributes to its long-term success.

More information regarding Quad/Graphics is available at the Company's website at www.qg.com. Quad/Graphics is not including the information contained on or available through its website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K. The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge through a link appearing on the Company's website. Quad/Graphics provides access to such materials through its website as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

Industry

The global printing industry encompasses a wide range of sectors, including general commercial printing, newspapers and newspaper inserts, directories, books, direct mail, packaging, financial printing, business forms, greeting cards, and label and wrapper printing. Printing is one of the largest industries in the United States, with more than 800,000 employees and approximately 29,000 companies generating an estimated $133 billion in annual sales, according to the Printing Industries of America/Graphic Arts Technical Foundation ("PIA/GATF") 2010 Print Market Atlas ("Print Market Atlas"). Quad/Graphics operates primarily in the commercial print portion of the printing industry. The PIA/GATF defines this portion to include advertising printing such as direct mail, circulars, brochures, displays, inserts and pamphlets; business cards; stationery; catalogs; directories; newspapers; magazines and books. According to the Print Market Atlas, the United States commercial printing sector, excluding newspapers, is estimated to generate approximately $66 billion in sales annually. The printing industry (excluding newspaper printing) is also highly fragmented and competitive, with the largest 400 printers representing less than 41% of the overall United States and Canadian market, based on the 2010 Printing Impressions PI400 and Print Market Atlas.

Demand for printed products and related services is impacted by real gross domestic product growth, as economic activity and advertising spending are key drivers of customer demand. In times of global economic uncertainty, advertisers reduce spending. Magazine publishers, facing diminished advertising pages, reduce total page counts; catalog marketers reduce page counts, circulation and the frequency of print campaigns; retailers curb investments in store inventory and cut back advertising; and other advertisers reduce their direct mail campaigns, particularly in the banking, insurance, credit card, real estate and nonprofit industries. In addition to the negative impact on print volumes from global economic uncertainty, increases in postage expenses (which significantly outpaced inflation over the last 10 years) and the increase in the use of alternative marketing technologies have led many printing businesses to fail and the industry to undergo ongoing consolidation.

Competition in the highly fragmented printing industry remains intense. The industry has excess manufacturing capacity created by declines in industry volumes during the past recession, which in turn has created continued downward pricing pressures. In addition, electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Increasing consumer acceptance of electronic delivery has resulted in marketers and publishers allocating their marketing and advertising spend across the expanding selection of electronic delivery options, which further reduces demand and contributes to industry overcapacity.

Quad/Graphics believes that traditional business users of print and print-related services are focused on generating and tracking the highest returns on their marketing dollars. The Company believes that marketers, publishers and other traditional users of print find that they receive the greatest return on their marketing and advertising dollars when they effectively utilize data to target the appropriate customers and combine digital alternatives with customized print products in a targeted, multichannel marketing campaign driven by an overall marketing strategy. In addition, the Company believes the commercial print industry has moved toward shorter print runs and increased production efficiency of products with lower page counts and increasing complexity. Finally, the Company believes that successful commercial printing companies will invest in mailing and logistics capabilities because, for many customers, mailing and distribution represent their largest cost - typically two to three times the cost of their print expense. Therefore, Quad/Graphics believes a printer's ability to impact mailing and distribution expenses through data hygiene and sophisticated, automated printing, finishing and distribution equipment creates value for customers by minimizing their total manufacturing and distribution cost.

Seasonality

The Company is subject to seasonality in its quarterly results as net sales are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books due primarily to back-to-school and holiday related advertising and promotions. Quad/Graphics expects the seasonality impact in future years to continue to track with historical patterns.

Competitive Advantages

Quad/Graphics believes its success has been fueled by a number of key competitive advantages, including: an efficient and modern manufacturing platform; integrated mailing and distribution capabilities; a commitment to ongoing innovation, rapid adoption of technology and integration of new media; a customer-centric approach; a disciplined financial approach; and a distinct corporate culture that empowers and engages employees to think and act like owners to drive business results. Quad/Graphics believes that these competitive advantages have resulted in it being one of the most profitable commercial printing companies in the markets in which it competes, as measured by Adjusted EBITDA margin. This profitability, in turn, has fueled Quad/Graphics' investment in equipment, research and development, automation and other technological innovations, which helps minimize a customer's total cost of print production and increase its customers' revenues. See "Overview" above for a discussion of Adjusted EBITDA.

Efficient and Modern Manufacturing Platform

The Company has continuously invested in its manufacturing platform through modern equipment and automation that allow for more pages to be printed for each revolution of the press, reducing the amount of time that each individual printing job takes to complete. In addition, the Company's long-standing commitment to investing in manufacturing process improvements has led to increases in productivity, reductions in waste and smaller crew sizes. The Company's investment in its manufacturing platform has consistently been based on evaluating investment opportunities on the useful economic life of the underlying equipment rather than focusing on the potential mechanical life of the equipment. This discipline is critical in an industry in which technological change can create obsolescence well before the end of the mechanical life of equipment.

Another key aspect of the Company's modern manufacturing platform is the combination of its footprint of megaplants (plants having an average size greater than 1.0 million square feet) and smaller strategically located facilities. Quad/Graphics believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as magazines and catalogs) due to efficiencies of scale and from investments in automation and technology. Complementing its megaplants are smaller facilities, strategically located nearer to final distribution points for expedited delivery. This allows customers greater deadline flexibility for adjusting content or marketing strategy, especially for direct mail pieces and retail inserts. Redundancy of major equipment across its platform provides the Company with the flexibility to meet complex customer service requirements, such as quick turns for time-sensitive material or when weather patterns threaten production or delivery in a specific area of the country.

Quad/Graphics has also focused on investments in automation designed to reduce headcount and labor costs. Capital investments in advanced applications of robotics and automation and manufacturing process improvements have allowed the Company to lower personnel costs through attrition, reduction of overtime and temporary labor, and workforce reductions.

Quad/Graphics' continued investment in its mail preparation and distribution capabilities focuses on increasing the customer's return on print spend by lowering overall distribution costs. As discussed below, the Company believes that it achieves these goals through its integrated data, finishing, distribution and logistics operations.

Finally, Quad/Graphics has invested in vertically-integrated, non-print capabilities to assist it in delivering lower costs for its clients, enhancing customer service levels, increasing flexibility and providing more aggregate services to each customer. Such capabilities include data management, imaging, logistics and distribution, ink manufacturing, and equipment research and design. This vertical integration allows substantial control over critical links in the overall print supply chain, such as the Company's ink manufacturing capabilities, that help it control the quality, cost and availability of a key input in the printing process.

Leading Distribution Capabilities

Quad/Graphics creates targeted and personalized printed materials for its customers, which increase consumer response rates, maximize a customer's return on print spending, and reduce overall costs for the customer. Quad/Graphics uses its in-house list services bureau to analyze mail list data, demographics data, consumer transaction data and other consumer-

specific data to help its customers target consumers through personalized printed materials. Personalization and targeting create the opportunity to reach the right recipients with the right (or relevant) message at the right time. The Company believes that integrating its analysis of mail list data and newsstand galleys with its logistics services allows it to reduce customer freight costs for shipments to newsstands and postal centers, while providing a high level of dependability and rapid response times that are crucial to the delivery of time-sensitive materials. Utilizing a mix of Company-owned tractor-trailers, as well as external carriers, in conjunction with a national consolidation network to combine freight, the Company ensures that it will be able to meet customer distribution capacity requirements with great reliability and cost-effectiveness.

Postal rates are a significant component of many customers' cost structures and Quad/Graphics believes that postal costs influence the number of pieces that its customers print and mail. Through its logistics operations, finishing technology and data analytics, the Company manages the mail preparation and distribution of most of its customers' products to maximize efficiency and reduce these costs. The Company helps its U.S. customers reduce their overall postage costs through what it believes, based on information published by or otherwise made available from its competitors, is the industry's largest co-mail program. The Company's co-mail program involves the sorting and bundling of printed products to be mailed to consumers, in order to facilitate better integration with the United States Postal Service. The United States Postal Service offers significant work-sharing discounts for this sorting, bundling and drop-shipping to postal processing centers as it reduces handling by the United States Postal Service. By combining the products of multiple customers in the mail stream, the Company leverages the volume from all of its customers, regardless of the production facility, to achieve greater savings. The Company has four strategically placed regional co-mail hubs to better service the catalog market. These hubs complement the Company's existing co-mail capabilities located in a number of its plants and allow the Company to offer an industry leading logistics solution that incorporates pre-sort optimization with distributed co-mail throughout the United States. In 2011, Quad/Graphics co-mailed more than 4.8 billion magazines and catalogs, earning significant discounts from the United States Postal Service on behalf of its customers.

Quad/Graphics is also able to leverage the volume of products running through its large plants for further customer distribution savings by creating full truckloads that are routed directly to United States Postal Service facilities. In addition, each major United States metropolitan area is within one day's drive of at least one of the Company's strategically located facilities, providing its customers the flexibility to print closest to their ultimate consumers.

Commitment to Ongoing Innovation, Rapid Adoption of Technology and Integration of New Media

Quad/Graphics has had a continued commitment to research and development, manufacturing process improvements and the rapid adoption of technological innovations and integration of new media.

The Company's engineers, designers and computer experts, working closely with its press and finishing operators, have developed a range of advancements that enhance the Company's manufacturing platform. The value of Quad/Graphics' innovations to the industry is supported by the fact that it generates revenue by supplying some of these technology solutions and consulting services to other printers. In particular, the Company believes it is an internationally known, leading manufacturer of electronic process control systems and maintains offices in the Netherlands, India, Singapore, Japan and China to sell and service these products to equipment manufacturers and other printers.

Another example of Quad/Graphics' innovative approach is the integration of its imaging, manufacturing and distribution networks into a single platform using a networked information technology ("IT") infrastructure. This single platform—present in many Quad/Graphics' larger facilities—provides seamless information flow across sales and estimating, production planning, scheduling, manufacturing, warehousing, logistics, invoicing, reporting and customer service.

The Company intends to leverage these IT tools and capabilities by extending their integration into certain operations. The Company presently intends to integrate the networked IT in each of these facilities with respect to the sales and marketing, supply chain, finance, human resources and distribution functions that support the magazine, catalog, retail and direct mail manufacturing operations. Recognizing the differences in operational needs and processes, the Company presently intends to predominantly retain the current technology platforms for its book and directory manufacturing operations, which the Company believes is sufficient to support these operations.

From a client-facing perspective, Quad/Graphics has focused on integrating new media to redefine print for its customers. The Company's Media Solutions group is dedicated to delivering innovative solutions across multiple media channels. Media Solutions' core building blocks include creative, digital imaging, video, photography, workflow solutions, interactive technology including mobile and social media, and response data analytics services. These building blocks are seamlessly integrated to help clients optimize content and create experiences that connect with customers and subscribers across multiple channels including print, web, mobile, e-mail, e-book, tablet and in-store.

Customer-Centric Approach

Throughout its history, Quad/Graphics has focused its attention on customers and their needs. By empowering employees to enact customer solutions, the Company provides its clients with a tremendous amount of flexibility, allowing them to be more nimble and responsive to the needs of the marketplace. Quad/Graphics' "high tech/high touch" approach has led to what the Company believes is an excellent customer service reputation. While transacting a high level of detail on a day-to-day basis, the Company's rapid adaptation and use of technology allows the customer relationship to evolve into a more consultancy-oriented exchange, and the service team is positioned to offer more strategic value rather than just manage operational details.

In an ongoing effort to better serve the diverse needs of marketers and publishers, Quad/Graphics restructured its U.S. Sales team into two main groups in late 2011. These groups—Marketing Solutions and Publishing Solutions—use a customer-centric approach to help marketers and publishers take maximum advantage of the Company's full range of integrated multichannel solutions to help them better engage end users and drive improved response from print and print-related solutions. The Marketing Solutions team sells the Company's complete continuum of integrated solutions for those customers who use catalogs, direct mail, retail inserts and in-store marketing to promote products and services. This includes utilizing its digital media, integrated data analytics, finishing technology and logistics operations to create and deliver targeted and personalized printed materials that increase consumer response rates and maximize a customer's return on print spending. The Publishing Solutions team sells the Company's complete continuum of integrated solutions for those customers who sell content and advertising via consumer magazines, special interest publications, books and directories. The Marketing Solutions and Publishing Solutions teams are augmented by Enterprise Solutions resources focused on providing end-to-end solutions to all clients with a focus toward expansion into new markets.

Recognizing that technology is not a substitute for face-to-face relationships, but rather a way to enhance them, the Company uses Smartools™—real-time information management tools—to better connect customers with employees and employees with each other. Smartools™ link the Company's people and equipment throughout a singular facility and with numerous other facilities in the Company's network of plants, automating the exchange of information and streamlining the entire printing process from creation and imaging through to press, finishing and distribution. Smartools™ extend to the Company's clients as well, providing 24/7 access to the very same up-to-the-minute information used by the Company's production, customer service and sales representatives, and allowing them to better manage current projects and plan future work.

Disciplined Financial Approach

Quad/Graphics believes that its disciplined financial approach of focusing on maximizing free cash flow, maintaining a strong balance sheet and maximizing Adjusted EBITDA provides a competitive advantage. Continuous Improvement and Lean Manufacturing methodologies are among the tools that Quad/Graphics uses to improve manufacturing productivity and to ultimately maximize operating margins. Additionally, Quad/Graphics has a culture of continuous cost reduction, which includes minimizing waste, increasing efficiencies and throughput, and simplifying and streamlining processes. The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. Quad/Graphics believes that its focused efforts to be the low cost producer generates increased free cash flow and allows the Company to focus on maintaining a strong balance sheet through debt and pension reductions. The Company's disciplined financial approach has resulted in strong credit metrics and has allowed the Company to structure its debt agreements to maintain high liquidity as well as to avoid refinancing risk, with the nearest significant maturity not until July 2016.

Distinct Corporate Culture

Quad/Graphics believes that its distinct corporate culture, which evolved from a core set of values conceived by the late founder Harry V. Quadracci, promotes an organization-wide entrepreneurial spirit and opportunistic mentality that has contributed to its success over the past 40-plus years. The Company fosters an entrepreneurial environment by inspiring and empowering employees to own projects and enact solutions within what it believes is a flat hierarchical structure. Employees in the United States who have been employed for at least one full calendar year also have a beneficial ownership in the Company through Company stock held in an employee stock ownership plan, enhancing their sense of ownership. The Company believes that the empowerment, engagement and development of its employee owners fosters a strong partnership approach within the business that delivers results.

Quad/Graphics invests in its employees in a variety of ways: by providing technical, safety and continuous improvement training, personal improvement classes, financial and retirement planning and comprehensive health and wellness benefits. Through its own network of QuadMed primary care clinics located at select worksite locations, the Company provides high-quality primary medical care and specialty services to employees and their families at a low cost. The Company demonstrates its commitment to wellness through on-site fitness centers at a number of printing plant locations, as well as by offering smoking cessation, weight-management and nutrition classes among other wellness-related programs; providing employee assistance program counseling services; and developing its own programs with financial incentives for managing chronic conditions such as diabetes and asthma (known as Well You) and promoting healthy lifestyles (known as Lean You). QuadMed also provides this unique offering of healthcare services to third party businesses.

Quad/Graphics is led by an experienced management team with a proven track record in the printing industry that is committed to preserving the Company's values-based culture. The senior management team includes individuals with long tenure with the Company augmented with seasoned industry talent realized through recent acquisitions, further supported by managers and employees committed to advancing print solutions in coordination with the ever-evolving multichannel media landscape. The Company believes the experience and stability of senior management, paired with next-generation entrepreneurially minded employees, will contribute to its long-term success.

Strategy

Quad/Graphics is focused on the following strategic goals:

Redefine Print as the Foundation of Integrated Multichannel Solutions

The Company believes that print remains the core element of an effective multichannel marketing campaign for both marketers and publishers. The Company seeks to facilitate coordinated multichannel marketing campaigns utilizing print, e-mail and personalized websites to engage consumers, drive higher response rates and, thereby, returns for advertisers on their marketing dollars. According to a 2011 study by InfoTrends, marketers report an average improvement of 25% for multichannel campaigns (using print, e-mail, and web landing pages) over single channel print-only campaigns. In addition, more than 50% of marketers are utilizing three or more forms of media in their direct marketing campaigns, according to a 2010 InfoTrends study. Equally important, the Art Technology Group found that nearly one-third of consumers say they rely on three or more different channels (such as print catalogs, online, in-store, mobile devices, customer service representatives) from the time they start researching products and services to when they complete their purchase. The Company intends to continue to redefine print communications as the foundation of integrated multichannel solutions by:

•
consulting with customers on marketing strategies to integrate personalized, targeted print communications with other media channels including video, mobile, social, e-mail and Web-based media to drive higher response rates;

•
leveraging its integrated data analytics, finishing technology and logistics operations, which allow customers to create and track customized communications across channels on a cost-effective basis, with the objective of delivering higher responses at a lower cost;

•
deploying its interactive media capabilities, including planning, executing and monitoring interactive print campaigns, e-mail, personalized URLs and digital editions, and creating and maintaining microsites, in support of effective, print-focused marketing campaigns; and

•	investing in new technologies and capabilities to ensure it can provide the most desirable and effective multichannel solutions to marketers and publishers.

Utilize an Efficient and Innovative Distribution Network to Provide Enhanced Value to Customers

Quad/Graphics has made strategic capital expenditure investments to build what it believes is one of the most efficient and innovative distribution networks in the commercial printing industry. The Company's goal is to maintain a fully-integrated, national distribution network that includes:

•
technology and processes to reduce postage expenses for its U.S. customers, typically their largest expense, including an extensive distributive co-mail program that combines and drop ships numerous clients' mailpieces together to capture sorting and handling discounts from the United States Postal Service;

•	unique software to merge mail streams on a large scale and leverage the mailing platform to provide even greater co-mailing cost and efficiency benefits to its customers;

•	in-house transportation and logistics services, including a fleet of Company-owned tractor-trailers that enable rapid deployment of products; and

•	advanced finishing capabilities that enable enhanced co-mailing efficiencies.

Quad/Graphics intends to continue to invest in new distribution equipment, technology and services to deploy value-added distribution solutions for its customers.

Maximize Operational and Technological Excellence

Quad/Graphics utilizes a disciplined return on capital framework to make significant investments in its print manufacturing platform and data management capabilities, resulting in what it believes is one of the most integrated, automated, efficient and modern manufacturing platforms in the industry. In addition, a commitment to Lean manufacturing and a culture of continuous process improvement is a high priority throughout the Company and supports its goal of being the low cost producer in its industry. For example, the Company's in-house research and development division has been instrumental in developing and deploying what the Company believes are industry-leading manufacturing solutions, which has allowed the Company to continually reduce its cost structure.

Empower, Engage and Develop our Employees

In keeping with its culture of employee empowerment, Quad/Graphics encourages all of its employees to act as entrepreneurs by taking ownership of their work and driving business results. The Company helps employees keep current on skills through education and training programs offered on the job and in the classroom. Much of this education is developed specifically for its workforce by its in-house education division, QuadEducation, in cooperation with its Continuous Improvement and Safety business units. As a result, the Company has been successful at developing leaders with a deep understanding of the business and the industry while also being able to attract new employees eager to contribute to its strategic goals. The Company demonstrates its care for employees through innovative benefits such as QuadMed, which focuses on prevention and wellness delivered through onsite clinics and advanced telehealth systems. The Company also offers affordable, education-based child care services onsite at select locations through QuadCare.

Segment Description

Quad/Graphics operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their message to target audiences. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company has three reportable and operating segments: North America Print and Related Services, International and Corporate.

North America Print and Related Services

The North America Print and Related Services segment includes the Company's United States printing operations, as well as the Canadian printing operations in Vancouver, British Columbia that will be retained after the sale of the Company's Canadian operations to Transcontinental Inc. ("Transcontinental"). This segment is managed as one integrated platform and its products include catalogs, magazines, retail inserts, books, directories, special interest publications and direct marketing materials. The related service offerings include digital photography, digital imaging, binding, mailing and distribution, and data optimization and analytics services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink. This segment accounted for approximately 88%, 89% and 87% of Quad/Graphics' consolidated net sales in 2011, 2010 and 2009, respectively.

International

The International segment consists of Quad/Graphics' printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Colombia, Peru, Chile, and Mexico, which includes the newly acquired Transcontinental Mexican operations. This segment provides printed products and related services consistent with the North America Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the North America Print and Related Services segment. The International segment accounted for approximately 12%, 11% and 13% of the Company's consolidated net sales in 2011, 2010 and 2009, respectively.

Corporate

The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

For additional financial information by segment and geographic area, see Note 24, "Segment Information," and Note 25, "Geographic Area and Product Information," to the consolidated financial statements, respectively, in Item 8 of this Annual Report on Form 10-K.

Competition

The printing industry, with approximately 29,000 companies in the United States, is highly fragmented and competitive. Although there has been industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry (excluding newspaper printing) still represent less than 41% of the United States and Canadian market, according to the 2010 Printing Impressions PI400 and the Print Market Atlas. According to the December 2010 Printing Impressions PI400, Quad/Graphics was the second largest commercial printer in the United States as measured by revenue. In addition to being in a highly fragmented industry, the Company also faces competition due to the increased accessibility and quality of electronic alternatives to traditional delivery of printed documents through the online distribution and hosting of media content and the electronic distribution of documents and data.

Across Quad/Graphics' range of products and services, competition is based on a number of factors, including the following:

•	total price of printing, materials and distribution;

•	quality;

•	range of services offered, including the ability to provide multichannel marketing campaigns;

•	distribution capabilities;

•	customer service;

•	availability to schedule work on appropriate equipment;

•	on-time production and delivery; and

•	state-of-the-art technology to meet a client's business objectives.

Customers

Quad/Graphics enjoys long-standing relationships with a diverse base of clients, which includes both national and regional corporations in North America, Latin America and Europe. The Company's customers include industry leading blue-chip companies that operate in a wide range of industries and serve both businesses and consumers, including retailers, publishers and direct marketers. The Company's relationships with its ten largest customers average more than 25 years in duration and Quad/Graphics typically signs multi-year print agreements with these customers.

In 2011, Quad/Graphics served more than 7,200 customers, and its ten largest customers accounted for approximately 19% of net sales, with none representing more than 5% individually. The Company believes that its large and diverse customer base, broad geographic coverage and extensive range of printing and print-related capabilities are competitive strengths.

Patents, Trademarks and Trade Names

Quad/Graphics operates research and development facilities that support the development of new equipment, process improvements, raw materials and content management, and distribution technologies to better meet customer needs and improve operating efficiencies. The Company continues to innovate within the printing and print-related industry and, as a result, has developed what it believes to be one of the most powerful patent portfolios in the print industry.

Quad/Graphics currently holds or has rights to commercialize a wide variety of worldwide patents and applications relating to its business. The Company intends to continue to file patent applications that it believes will help ensure the continued strength of the Company and its portfolio. Additionally, the Company markets products, services and capabilities under a number of trademarks and trade names. Quad/Graphics aggressively defends its intellectual property rights and intends to continue to do so in the future.

Raw Materials

The primary raw materials Quad/Graphics uses in its print business are paper, ink and energy.

The majority of paper used by the Company is supplied directly by its customers. For those customers that do not directly supply their own paper, Quad/Graphics makes use of its purchasing efficiencies to supply paper by negotiating with leading paper suppliers, uses a wide variety of paper grades, weights and sizes, and does not rely on any one supplier. In addition, the Company generally includes price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate paper price risk, higher paper prices and tight paper supplies may have an impact on customers' demand for printed products. Quad/Graphics' working capital requirements, including the impact of seasonality, is partially mitigated through the direct purchasing of paper by the majority of Quad/Graphics' customers.

Quad/Graphics produces the majority of ink used in its print production, allowing it to control the quality, cost and supply of key inputs. Raw materials for the ink manufacturing process are purchased externally from a variety of suppliers.

Quad/Graphics generally cannot pass on to customers the impact of higher electric and natural gas energy prices on its manufacturing costs, and increases in energy prices result in higher manufacturing costs for certain of its operations. The Company mitigates its risk through natural gas hedges when appropriate. In its logistic operations, however, the Company is able to pass a substantial portion of any increase in fuel prices directly to its customers.

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

Employees

As of December 31, 2011, Quad/Graphics had approximately 24,300 employees in North America, Latin America and Europe. Within the United States, there were approximately 17,900 employees of which approximately 1,700 were covered by a collective bargaining agreement. Outside of the United States, there were approximately 6,400 employees of which approximately 1,950 were either governed by agreements that apply industry-wide, by a collective bargaining agreement or through works councils or similar agreements. Quad/Graphics believes that its employee relations are good and that the Company maintains an employee-centric culture.

Business Acquisitions

On July 12, 2011, Quad/Graphics entered into a definitive agreement with Transcontinental whereby Quad/Graphics agreed to acquire Transcontinental's Mexican operations in exchange for the Quad/Graphics' Canadian operations (with the exception of the Company's Vancouver, British Columbia facility). Quad/Graphics employs approximately 1,500 people among its seven facilities being sold to Transcontinental, which are located in Aurora, Concord and Markham, Ontario; LaSalle and Montreal, Quebec; Edmonton, Alberta and Dartmouth, Nova Scotia. Transcontinental's Mexican operations printed magazines, catalogs, retail inserts, books and other printed materials, and employed approximately 900 people among its three facilities in Azcapotzalco, Toluca and Xochimilco, Mexico. The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011. On February 7, 2012, the Company announced that it has been authorized by Canada's Competition Bureau to complete the sale of its Canadian operations to Transcontinental. The Company expects the sale to be completed before March 31, 2012.

On July 2, 2010, the Company acquired World Color Press, a provider of comprehensive print, digital and related services to retailers, catalogers, publishers, branded-goods companies and other businesses in North America and Latin American countries. World Color Press' products include advertising inserts, circulars, catalogs, direct mail products, magazines, books, directories, digital pre-media, logistics, and mail list technologies. World Color Press' results of operations and account balances have been included in the Company's consolidated financial statements prospectively from the July 2, 2010 transaction date.

Executive Officers of Quad/Graphics
The following table sets forth the names, ages (as of February 29, 2012) and positions of Quad/Graphics' executive officers.

Name	Age	Position
J. Joel Quadracci	43	Chairman, President and Chief Executive Officer
David A. Blais	49	Executive Vice President of Sales and Client Services
Gregg A. Bolt	52	Executive Vice President of Human Resources and Administration
John C. Fowler	61	Executive Vice President and Chief Financial Officer
Thomas J. Frankowski	51	Executive Vice President of Manufacturing & Operations and President of Europe
Steven D. Jaeger	47	President of Quad/Direct and Vice-President of Information Systems & Infrastructure
David K. Riebe	50	President of Logistics & Distribution
Tony Scaringi	44	President and General Manager of Latin America
David J. Honan	43	Vice President, Corporate Controller & Chief Accounting Officer
Maura D. Packham	43	Vice President of Marketing & Communications
Andrew R. Schiesl	40	Vice President & General Counsel
Kelly A. Vanderboom	37	Vice President & Treasurer

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

Mr. Blais is Executive Vice President of Sales and Client Services. Prior thereto, Mr. Blais was Executive Vice President and President of Magazines and Catalogs from July 2010 to December 2011, Senior Vice President of Sales & Administration from May 2005 to July 2010, Quad/Graphics' Vice President of Operations from 1999 to May 2005 and in various other capacities since he joined the Company in 1984.

Mr. Bolt joined Quad/Graphics in March 2009 as its Vice President of Employee Services, became Vice President of Human Resources in July 2010, and became Executive Vice President of Human Resources and Administration in December 2011. Prior to joining Quad/Graphics, Mr. Bolt had worked for 10 years in various capacities for Johnson Controls, Inc., a provider of automotive interiors, products and services for buildings, and batteries for automobiles and hybrid electric vehicles, along with systems engineering and service expertise. Most recently, Mr. Bolt was Vice President of Human Resources for Johnson Controls, Inc.'s Building Efficiency division from January 2007 until March 2009, Vice President of Human Resources for the Power Solutions division from 2005 until 2007 and Director of Human Resources for the Automotive Interiors division from 1999 until 2005.

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

Mr. Jaeger has served as President of QuadDirect since August 2007 and as Vice President of Information Systems & Infrastructure for Quad/Graphics since 2006. Prior thereto, Mr. Jaeger had been Quad/Graphics' Vice President of Information Systems from 1998 to 2006 and had worked in various other capacities since he joined the Company in 1994. Prior to joining Quad/Graphics, Mr. Jaeger worked for Andersen Consulting for eight years.

Mr. Riebe has served as Quad/Graphics' President of Logistics & Distribution since July 2010. Prior thereto, Mr. Riebe was Vice President of Distribution from 1999 to July 2010 and served as Corporate Director of Distribution from 1987 to 1999. He joined Quad/Graphics in 1984. Mr. Riebe serves on the board of directors of IDEAlliance, an industry organization.

Mr. Scaringi joined Quad/Graphics in July 2010 as its Chief Financial Officer of Latin America, and became President and General Manager of Latin America in August 2011. Prior to joining Quad/Graphics, Mr. Scaringi served as Vice President of Finance and Administration of World Color Press Latin America from 2002 to July 2010. He joined Quebecor Printing, predecessor to World Color Press, in 1993 as an Internal Auditor.

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

The industry in which the Company operates is highly competitive. The printing industry, with approximately 29,000 companies in the United States, is highly fragmented. Although there has been industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry (excluding newspaper printing) still represent less than 41% of the United States and Canadian markets, according to the 2010 Printing Impressions PI400 and the PIA/GATF 2010 Print Market Atlas. The Company competes for commercial business not only with large and mid-sized printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of a given country may be preferred by customers in such regions. Quad/Graphics also faces competition from alternative sources of communication, including e-mail, the Internet, electronic readers, interactive television and electronic retailing.

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

The Company has experienced significant downward pricing pressures for printing services in the past, and pricing for printing services has declined significantly in recent years. Such pricing may continue to decline from current levels. In addition, demand for printing services has fluctuated in recent years and may continue to fluctuate. Any increases in the supply of printing services or decreases in demand could cause prices to continue to decline, and prolonged periods of low prices, weak demand and/or excess supply could have a material adverse effect on the Company's business growth, results of operations and liquidity.

Quad/Graphics may not be able to reduce costs and improve its operating efficiency rapidly enough to meet market conditions.

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

Technological changes continue to increase the accessibility and quality of electronic alternatives to traditional delivery of printed documents and may decrease the demand for the Company's printed products.

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

Future declines in economic conditions may adversely affect the Company's results of operations.

In general, demand for the Company's products and services is highly related with general economic conditions in the markets our customers serve. Declines in economic conditions in the U.S. or in other countries in which the Company operates may adversely impact the Company's financial results and these impacts may be material. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity has resulted and may continue to result in declines in prices for the Company's products and services. In addition, a prolonged decline in the global economy and an uncertain economic outlook has and could further reduce the demand in the printing industry. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. The Company has experienced, and expects to experience in the future, excess capacity and lower demand due to economic factors affecting consumers' and businesses' spending behavior. Uncertainty about future economic conditions makes it difficult for the Company to predict results of operations, financial position and cash flows and to make strategic decisions regarding deployment of capital.

A significant portion of Quad/Graphics' revenues are derived from long-term contracts with customers, which may not be renewed on similar terms and conditions, may not be renewed at all or customers may not perform under those contracts for their duration. The failure to renew, be awarded or for customers to perform in accordance with such contracts could materially adversely affect Quad/Graphics' results of operations, financial condition and cash flows.

The Company has historically derived a significant portion of its revenue from long-term contracts with significant customers. If the Company loses significant customers, is unable to renew such contracts on similar terms and conditions, or at all, or is not awarded new long-term contracts with important customers in the future, its results of operations, financial condition and cash flows may be adversely affected.

The Company is exposed to risks of loss in the event of nonperformance by its customers. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses and loss of future business if its customers become bankrupt, insolvent or otherwise are unable to pay the Company for its work performed. Any increase in the nonpayment or nonperformance by customers could adversely affect the Company's results of operations and financial condition.

Changes in postal rates, postal regulations and postal services may adversely impact demand for Quad/Graphics' products and services.

Postal costs are a significant component of the cost structures of many of the Company's customers, and potential customers, and postal rate changes can influence the number of pieces that these customers will be willing to mail. Any resulting decline in print volumes mailed could have an adverse effect on the Company's business. In addition, integrated distribution with the postal service is an important component of the Company's business. Any change in the current service levels provided by the postal service could impact the demand that customers have for print services. The United States Postal Service has reported net losses in the last five fiscal years and has estimated a net loss for its current fiscal year and, as a result, may come under increased pressure to adjust its postal rates and service levels.

Quad/Graphics may be required to make capital expenditures to maintain its platform and processes and to remain technologically and economically competitive, which may increase its costs or disrupt its operations.

The Company may need to make significant capital expenditures as it develops and continues to maintain its platform and processes. Quad/Graphics also may be required to make capital expenditures to develop and integrate new technologies to remain technologically and economically competitive. In order to accomplish this effectively, the Company will need to deploy its resources efficiently, maintain effective cost controls and bear potentially significant market and raw material risks. If the Company's revenues decline, it may impact the Company's ability to expend the capital necessary to develop and implement new technology and be economically competitive. Debt or equity financing, or cash generated from operations, may not be available or sufficient for these requirements or for other corporate purposes or, if debt or equity financing is available, it may not be on terms favorable to the Company. To the extent that the Company does not respond adequately to the need to develop and integrate changing technologies in a timely manner, its results of operations, financial condition or cash flows may be adversely affected.

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

Labor represents a significant component of the cost structure of Quad/Graphics. Increases in wages, salaries and benefits, such as medical, dental, pension and other post-retirement benefits, may impact the Company's financial performance. Changes in interest rates, investment returns or the regulatory environment may impact the amounts the Company will be required to contribute to the pension plans that it sponsors and may affect the solvency of these pension plans.

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

Currently, there is a limited active market for Quad/Graphics' class A common stock and, as a result, shareholders may be unable to sell their class A common stock without losing a significant portion of their investment.

The Company's class A common stock has been traded on The New York Stock Exchange, LLC ("NYSE") under the symbol "QUAD" since July 6, 2010. However, the Company has not sold its class A common stock to the public in any traditional type of offering (the only Quad/Graphics stock issued publicly was the class A common stock issued to the former shareholders of World Color Press in the acquisition of World Color Press) and, therefore, there is currently a limited active market for the class A common shares. The Company cannot predict the extent to which investor interest in the Company will lead to the development of an active trading market for its class A common stock on the NYSE or how liquid that market will become. If a more active trading market does not develop, shareholders may have difficulty selling any class A common stock without negatively affecting the stock price and thereby losing a significant portion of their investment.

An other than temporary decline in operating results and enterprise value could lead to non-cash impairment charges due to the impairment of goodwill, other intangible assets and property, plant and equipment.

The Company has a material amount of goodwill, other intangible assets and property, plant and equipment on its balance sheet, due in part to acquisitions. As of December 31, 2011, the Company had the following long-lived assets on its December 31, 2011 balance sheet:

•	Goodwill, representing the excess of the total purchase price for its acquisitions over the fair value of the net assets acquired, of $787.1 million;

•	Other intangible assets, primarily representing the fair value of customer relationships acquired, of $295.6 million; and

•	Property, plant and equipment of $2,123.3 million.

As of December 31, 2011, these assets represented approximately 68% of the Company's total assets. The Company evaluates goodwill for impairment on an annual basis or more frequently if impairment indicators are present based on the estimated fair value of each reporting unit. The Company assesses impairment of other intangible assets and property, plant and equipment based upon the expected future cash flows of the respective assets. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. A decline in expected profitability, significant negative industry or economic trends, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. As a result, the recoverability of these assets could be called into question and the Company could be required to write down or write off these assets. Such an occurrence could have a material adverse effect on the Company's results of operations and financial position and could result in the Company being in non-compliance with certain of its debt facility covenants (see "Quad/Graphics' debt facilities include various covenants imposing restrictions that may affect the Company's ability to operate its business" below).

Through the acquisition of World Color Press, the Company has significant liabilities with respect to defined benefit pension plans and other postretirement benefits that could grow in the future and cause the Company to incur additional costs.

As a result of the acquisition of World Color Press, the Company sponsors defined benefit pension plans for certain of its employees in the United States. The majority of the plans' assets are held in North American and global equities and fixed income or debt securities. The asset allocation as of December 31, 2011 was approximately 64% equities, 35% debt securities and 1% other. As a result of the acquisition of World Color Press, the Company also maintains postretirement medical benefits plans for certain of its employees. These postretirement medical benefit plans are not funded.

As of December 31, 2011, the Company had underfunded pension and other postretirement benefit liabilities of approximately $308 million for defined benefit plans and other postretirement benefits plans in the United States. Under current United States pension law, pension funding deficits are generally required to be funded over a seven-year period. In 2012, under current pension law, the contributions required to such plans are expected to total approximately $52 million (not including benefit payments). These pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan investment performance, pension legislation and other factors. Declines in global, and in particular North American, equity markets would increase the Company's potential pension funding obligations. Any significant increase in the Company's required contributions could have a material adverse impact on its business, financial condition, results of operations and cash flows.

In addition to the single employer defined benefit plans described above, the Company, as a result of the World Color Press acquisition, began participating in multiemployer pension plans in the United States. Prior to the acquisition by Quad/Graphics, World Color Press received notice that certain plans in which it participated were in critical status, as defined in Section 432 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a result, the Company could have been subject to increased contribution rates associated with these plans or other multiemployer pension plans suffering from declines in their funding levels.

Due to the significantly underfunded status of the United States multiemployer plans and the potential increased contribution rates, the Company began the process to withdraw from participation in these multiemployer plans and has replaced these pension benefits with a Company-sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to the Company's employees.

The Company estimates and has recorded in its financial statements a pre-tax withdrawal liability for all United States multiemployer plans of approximately $84 million in the aggregate. Until discussions with the multiemployer plans' trustees are concluded, the exact amount of the withdrawal liability will not be known, and, as such, a difference from the recorded estimate could have a material adverse effect on the Company's results of operations, financial position and cash flows. Further, if there was a mass withdrawal from any of the multiemployer plans over the next three years, the Company may be subject to additional withdrawal liabilities with respect to that plan under applicable law.

Quad/Graphics' debt facilities include various covenants imposing restrictions that may affect the Company's ability to operate its business.

On September 1, 1995, and as last amended on January 26, 2006, Quad/Graphics entered into a Senior Secured Note Agreement (the "Master Note and Security Agreement") pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.13 billion in various tranches. As of December 31, 2011, the borrowings outstanding under the Master Note and Security Agreement were $616.0 million. On July 26, 2011, the Company entered into a $1.5 billion debt financing agreement with certain lenders. The $1.5 billion debt financing agreement includes three different loan facilities. This first is a revolving facility in the amount of $850.0 million with a term of five years maturing on July 25, 2016. The second facility is a Term Loan A in the aggregate amount of $450.0 million with a term of five years maturing on July 25, 2016. The third facility is a Term Loan B in the amount of $200.0 million with a term of seven years maturing on July 25, 2018.

As of December 31, 2011, the Company's various lending arrangements included certain financial covenants. In addition to the financial covenants, the debt facilities also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.

As of and for the twelve-month period ended December 31, 2011, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

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

The Company's operations generate wastes that are disposed of off-site. Under certain environmental laws, the Company may be liable for cleanup costs and damages relating to any contamination at these off-site disposal locations, or at the Company's existing or former facilities, whether or not the Company knows of, or was responsible for, the presence of such contamination. The remediation costs and other costs required to clean up or treat contaminated sites can be substantial. Contamination on and from such current or former locations may subject the Company to liability to third parties or governmental authorities for injuries to persons, property or natural resources and may adversely affect its ability to sell or rent its properties or to borrow money using such properties as collateral.

The Company incurs ongoing capital and operating costs to maintain compliance with environmental laws, including monitoring its facilities for environmental conditions. The Company has taken, and, in the future, is expected to take, reserves on its financial statements to cover potential environmental remediation and compliance costs as it considers appropriate. There can be no assurance, however, that the liabilities for which reserves have been taken are the only environmental liabilities relating to the Company's current or former locations, that material environmental conditions not known to the Company do not exist, that future laws or regulations will not impose material environmental liability on the Company, or cause the Company to incur significant capital and operating expenditures, or that the actual environmental liabilities will not exceed reserves taken. In addition, failure to comply with any environmental regulations or an increase in regulations could adversely affect the Company's results of operations and financial condition.

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

Quad/Graphics and its customers may be subject to various United States and foreign consumer protection, data privacy and "do not mail" requirements at the federal, state, provincial and local levels. To the extent that the Company or its customers become subject to additional or more stringent consumer protection and data privacy and similar requirements, their demand for the Company's services may decrease, which could adversely affect the Company's results of operations.

In addition, Quad/Graphics is subject to requirements of United States and foreign occupational health and safety laws and regulations at the federal, state, provincial and local levels. These requirements are complex, constantly changing and have tended to become more stringent over time. It is possible that these requirements may change or liabilities may arise in the future in a manner that could have a material adverse effect on the financial condition or results of operations of the Company. There can be no assurance that the Company has been, or that the Company will be, at all times in complete compliance with all such requirements or that the Company will not incur material costs or liabilities in connection with those requirements in the future.

Quad/Graphics' revenue is subject to cyclical and seasonal variations.

The Company's business is seasonal, with Quad/Graphics recognizing the majority of its operating income in the third and fourth quarters of the financial year, primarily as a result of the increased magazine advertising page counts and retail inserts, catalogs and books from back-to-school and holiday promotions. Within any year, this seasonality could adversely affect the Company's cash flows and results of operations.

There are risks associated with the Company's operations outside of the United States.

Net sales from the Company's operations outside of the United States accounted for approximately 12%, 11% and 13% of its revenues from continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively. As a result, the Company is subject to the risks inherent in conducting business outside of the United States, including the impact of economic and political instability and being subject to different legal and regulatory regimes that may preclude or make more costly certain initiatives or the implementation of certain elements of its business strategy.

Holders of class A common stock are not able to independently elect directors of Quad/Graphics or control any of the Company's management policies or business decisions or its decisions to issue additional shares, declare and pay dividends or enter into corporate transactions because the holders of class A common stock have substantially less voting power than the holders of the Company's class B common stock, all of which is owned by certain members of the Quadracci family, trusts for their benefit or other affiliates of Quad/Graphics, whose interests may be different from the holders of class A common stock.

The Company's stock is divided into three classes of common stock: class A common stock ("class A stock"), class B common stock ("class B stock") and class C common stock ("class C stock"). The class B stock and the class C stock each has ten votes per share on all matters and the class A stock is entitled to one vote per share. As of February 24, 2012, the class B stock constitutes approximately 80% of Quad/Graphics' total voting power. As a result, holders of class B stock are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions. All of the class B stock is owned by certain members of the Quadracci family, trusts for their benefit or other affiliates of Quad/Graphics, whose interests may differ from the interests of the holders of class A stock.

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

The success of the 2010 acquisition of World Color Press will depend, in part, on Quad/Graphics' ability to realize the synergies expected to be produced from integrating World Color Press' business with Quad/Graphics' pre-acquisition business due to capacity consolidation (primarily in the United States), purchasing and supply chain efficiencies, logistics and distribution savings, and consolidation of corporate headquarters, among other areas. Quad/Graphics has identified somewhat more than $250 million of pre-tax annualized synergies that could be realized within 24 months after the consummation of the acquisition of World Color Press.

Management estimates that the total cost of achieving the synergies will be approximately $195 to $240 million in integration costs, most of which the Company believes will be incurred in the first 24 months after the consummation of the acquisition. The ultimate amount of costs incurred may exceed this range. The Company's estimates are based on a number of assumptions, including, but not limited to, assumptions relating to plant rationalization, plant and equipment utilization, selling, general and administrative expense savings, logistics and distribution savings, and purchasing and supply chain efficiencies, which may prove incorrect.

The Company also may incur additional and/or unexpected costs in order to realize the anticipated synergies. While management believes that the synergies are achievable, the Company may be unable to realize all of the synergies within the time frame expected or at all. The integration process is, and will continue to be, complex, costly and time-consuming.

Quad/Graphics may not accomplish the integration of World Color Press' business smoothly, successfully or within the anticipated cost range or time frame. The diversion of management's attention from the Company's operations due to the integration effort and any difficulties encountered in combining operations could prevent the Company from realizing the full benefits anticipated to result from the acquisition of World Color Press and could adversely affect its business.

The Company is heavily dependent on its Chief Executive Officer, its management team and key personnel.

The Company's continued success depends, in part, on the retention, recruitment and continued contributions of key management, finance, sales and marketing personnel, some of whom could be difficult to replace. The Company's success is largely dependent upon its senior management team, led by its Chief Executive Officer and other key managers. The loss of any one or more of such persons could have an adverse effect on the Company's business and financial condition.

The Company may not be able to utilize deferred tax assets to offset future taxable income.

As of December 31, 2011, the Company had deferred tax assets, net of valuation allowances, of $396.2 million on the consolidated balance sheet. The Company expects to utilize the deferred tax assets to reduce consolidated income tax liabilities over a period of time not to exceed 20 years. However, the Company may not be able to fully utilize the deferred tax assets if its future taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, the Company may be required to record a valuation allowance against the deferred tax assets if the Company believes it is unable to utilize them, which would have an adverse effect on the Company's results of operations and financial position.

Quad/Graphics may be adversely affected by interest rates and foreign exchange rates.

As of December 31, 2011, 55% of the Company's borrowings were subject to variable interest rates. As a result, the Company is exposed to market risks associated with fluctuations in interest rates, and increases in interest rates could adversely affect the Company.
Because a portion of the Company's operations are outside of the United States, significant revenues and expenses are denominated in local currencies. Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-U.S. subsidiaries and business units, fluctuations in such rates may affect the translation of these results into the Company's consolidated financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign exchange forward contracts to hedge the currency risk. There can be no assurance, however, that the Company's efforts at hedging will be successful. There is always a possibility that attempts to hedge currency risks will lead to greater losses than predicted.

Quad/Graphics may be adversely affected by strikes and other labor protests.

As of December 31, 2011, Quad/Graphics had a total of approximately 24,300 employees, of which approximately 3,650 were covered by a collective bargaining agreement. As of December 31, 2011, the Company had 16 collective bargaining agreements in the United States, almost all of which cover a portion of the former World Color Press employees. As of December 31, 2011, the Company had 20 agreements outside of the United States that are either industry-wide individual collective bargaining agreements or works councils or similar arrangements.

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

The ongoing claims being processed from World Color Press' bankruptcy and related legal issues may adversely affect the Company's financial condition. In January 2008, World Color Press filed for bankruptcy protection in Canada and the United States. In connection with the insolvency proceedings in Canada and the U.S., World Color Press formulated plans of reorganization that were sanctioned by the Quebec Superior Court and confirmed by the U.S. Bankruptcy Court, respectively, and became effective on July 21, 2009. Proceedings relating to the resolution of claims under the insolvency proceedings are ongoing. The holders of such claims are entitled to recovery based upon the type and classification of such claims. Most types of claims are subject to liability limitations pursuant to the plans of reorganization. However, some claims are entitled to a priority cash recovery and the Company has estimated that approximately $19.5 million of such priority claims have yet to be paid as of December 31, 2011. These types of priority claims are not limited by the reorganization plans and may be significantly higher than $19.5 million. In addition, certain other unsecured claims were to be paid under the reorganization plans by unsecured notes. In connection with the acquisition of World Color Press, such unsecured notes were defeased and then redeemed resulting in $89.2 million deposited in 2010 with the indenture trustee. Upon the allowance of each claim, such creditors will receive cash in lieu of receiving a note. Through December 31, 2011, $13.8 million was paid to Class 3 claim creditors, therefore $75.4 million remains deposited as of December 31, 2011. The Company has estimated its liability under such claims to be $38.7 million as of December 31, 2011, but this liability could be as high as the full remaining deposit.

The Company retains responsibility for the Canadian bankruptcy proceedings after the sale of the Canadian operations to Transcontinental.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company's business and stock price.

For the fiscal year ended December 31, 2011, the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and in order to ensure compliance with the various provisions of the Sarbanes-Oxley Act, Quad/Graphics has evaluated its internal controls over financial reporting to allow management to report on the internal controls systems. Among other things, Quad/Graphics may not be able to conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404. Any failure to comply with the various requirements of the Sarbanes-Oxley Act may require significant management time and expenses, and divert attention or resources away from the Company's core business.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to this item.

Item 2.	Properties

Quad/Graphics' corporate office is located in owned office space in Sussex, Wisconsin. In addition, as of December 31, 2011, the Company leased or owned 85 facilities in the United States, some of which have multiple buildings and warehouses, and these United States facilities encompassed approximately 22,607,000 square feet. As of December 31, 2011, the Company leased or owned 45 international facilities encompassing approximately 3,949,000 square feet in Canada, Latin America and Europe. Of the facilities, approximately 20,629,000 square feet of space is owned, while the remaining 5,927,000 square feet is leased.

The following table lists, as of December 31, 2011, the Company's principal manufacturing facilities, all of which are owned except where noted:

Location	Size (Square Feet)
Lomira, Wisconsin, United States	2,173,000
Sussex, Wisconsin, United States	1,970,000
Martinsburg, Virginia, United States++	1,953,000
Hartford, Wisconsin, United States	1,571,000
Versailles, Kentucky, United States	1,066,000
Saratoga Springs, New York, United States	1,025,000
Oklahoma City, Oklahoma, United States	1,010,000
West Allis, Wisconsin, United States	911,000
The Rock, Georgia, United States	788,000
Evans, Georgia, United States	652,000
Wyszkow, Poland	616,000
Effingham, Illinois, United States	579,000
Franklin, Kentucky, United States	515,000
Merced, California, United States	508,000
Taunton, Massachusetts, United States++	504,000
Atlanta, Georgia, United States+	433,000
Atglen, Pennsylvania, United States	427,000
Jonesboro, Arkansas, United States	423,000
Fernley, Nevada, United States	410,000
Fairfield, Pennsylvania, United States	337,000
Dickson, Tennessee, United States	318,000
Aurora, Ontario, Canada*+	317,000
Pewaukee, Wisconsin, United States	303,000
Dubuque, Iowa, United States+	278,000
Buenos Aires, Argentina	270,000
Hazleton, Pennsylvania, United States	250,000
St. Cloud, Minnesota, United States	237,000
Lima, Peru	207,000
Montreal, Quebec, Canada*+	206,000
Midland, Michigan, United States	205,000
Riverside, California, United States+	196,000
Ipojuca (Recife), Brazil	173,000
Mexico City, Mexico	171,000
Santiago, Chile	162,000
Pittsburg, California, United States+	162,000
Edmonton, Alberta, Canada*	160,000
Xochimilco, Mexico	156,000
LaSalle, Quebec, Canada*+	154,000
Loveland, Colorado, United States+	150,000
Burlington, Wisconsin, United States+	145,000
Waukee, Iowa, United States	118,000
Pilar, Argentina	116,000
Bogota, Colombia+	114,000
Nashville, Tennessee, United States+	107,000
Azcapotzalco, Mexico	106,000
__________________________________

*	Facility will be sold to Transcontinental as part of the Canadian transaction (see Note 3, "Acquisitions," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K)

+	Leased facility

++	Includes both owned and leased facilities

Item 3.	Legal Proceedings

Quad/Graphics is subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. Quad/Graphics believes that such unresolved legal actions, proceedings and claims will not materially adversely affect its results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock and Dividends

Quad/Graphics' authorized capital stock consists of 80.0 million shares of class A stock; 80.0 million shares of class B stock; 20.0 million shares of class C stock; and 500,000 shares of preferred stock. The Company's outstanding capital stock as of December 31, 2011 consisted of 32.4 million shares of class A stock; 14.2 million shares of class B stock; 0.3 million shares of class C stock (classified as redeemable equity) and no shares of preferred stock. As of February 24, 2012, there were 336 record holders of the class A stock, 27 record holders of the class B stock, and one record holder of the class C stock.

The Company's class C stock is held by the Quad/Graphics Employee Stock Ownership Plan ("ESOP") (and can only be owned by, or transferred to, a Company employee benefit plan which is intended to satisfy the qualification requirements of Section 401 of the Internal Revenue Code). The class C stock is entitled to ten votes per share. Each share of class C stock may, at the option of the holder, be converted at any time into one share of class A stock. There is no public trading market for the class C stock.

The Company's class B stock is held by certain members of the Quadracci family, trusts for their benefit or other affiliates of the Company (and can only be voluntarily transferred to the Company or to a member of the Quadracci "family group," as defined in the Company's amended and restated articles of incorporation; and any transfer in violation of the Company's amended and restated articles of incorporation results in the automatic conversion of such class B stock into class A stock). The class B stock is entitled to ten votes per share. Each share of class B stock may, at the option of the holder, be converted at any time into one share of class A stock. There is no public trading market for the class B stock.

The Company's class A stock is listed on the NYSE under the symbol "QUAD". The class A stock is entitled to one vote per share.

Pursuant to the Company's amended and restated articles of incorporation, each class of common stock has equal rights with respect to cash dividends. Pursuant to the Company's $1.5 billion debt financing agreement, the Company is subject to limitations on dividends and repurchases of capital stock. If the Company's total leverage ratio (as defined in the Company's $1.5 billion debt financing agreement) is greater than 3.00 to 1.00, the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. For the twelve months ended December 31, 2011, there were no such restrictions as the Company's leverage ratio was 2.27 to 1.00 under its most restrictive covenant.

The high and low closing sales prices of the Company's class A stock during each quarter and the quarterly dividends paid per share of class A stock, class B stock and class C stock outstanding during the years ended December 31, 2011 and 2010, are contained in the chart below:

			Class A Closing Stock Prices
	Dividends Paid(3)		2011		2010
	2011	2010	High	Low	High	Low
First Quarter	$ N/A	$0.50	$45.12	$41.75	$ N/A(1)	$ N/A(1)
Second Quarter	0.20	N/A	42.78	38.01	N/A(1)	N/A(1)
Third Quarter	0.20	N/A(2)	39.10	18.00	48.80	40.27
Fourth Quarter	0.20	N/A	20.70	12.63	46.33	41.25
__________________________________

(1)	On July 6, 2010, the Company's class A stock commenced trading on the NYSE. Prior to that date, there was no trading value for the Company's class A stock.

(2)
On July 2, 2010, concurrent with the acquisition of World Color Press, Quad/Graphics' board of directors declared and paid a cash distribution of $4.98 per share of class A stock, class B stock and class C stock to the pre-acquisition Quad/Graphics' shareholders.

(3)
The dividends paid above do not include aggregate tax distributions declared to Quad/Graphics' S corporation shareholders of $2.7 million and $5.2 million in 2011 and 2010, respectively. See Note 15, "Income Taxes," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of the Company's former S corporation status.

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters," of this Annual Report on Form 10-K for certain information regarding the Company's equity compensation plans.

Issuer Purchases of Equity Securities

The following table provides information about the Company's repurchases of its class A stock during the year ended December 31, 2011:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2011 to August 31, 2011	—	$—	—	$—
September 1, 2011 to September 30, 2011	391,225	18.90	391,225	92,604,900
October 1, 2011 to October 31, 2011	51,256	16.33	51,256	91,768,100
November 1, 2011 to November 30, 2011	—	—	—	—
December 1, 2011 to December 31, 2011	—	—	—	—
Total	442,481		442,481
__________________________________

(1)
On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Such purchases may be made from time to time and can be discontinued at any time.

Item 6.	Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2011, 2010, and 2009, and the selected consolidated balance sheet data at December 31, 2011 and 2010, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included in Item 8 of this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data at December 31, 2009, 2008, and 2007, are derived from audited consolidated financial statements not included herein.

SELECTED FINANCIAL DATA
(In millions, except per share data)
	2011	2010		2009	2008	2007
Consolidated Statement of Operations Data:
Net sales	$4,324.6	$3,185.8		$1,788.5	$2,266.7	$2,048.8
Operating income(1)	156.9	61.6		112.4	174.3	246.7
Net earnings (loss) attributable to Quad/Graphics common shareholders:
From continuing operations(1)	(8.3)	(245.5)	(2)	52.8	109.1	178.4
From discontinued operations(4)	(38.6)	(4.6)		—	—	—
Net earnings (loss)(1)	(46.9)	(250.1)	(2)	52.8	109.1	178.4
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders:
From continuing operations	$(0.18)	$(6.55)		$1.81	$3.67	$5.83
From discontinued operations	(0.82)	(0.12)		—	—	—
Earnings (loss) per diluted share	(1.00)	(6.67)		1.81	3.67	5.83

Consolidated Balance Sheet Data:
Total assets	$4,735.2	$4,947.0		$2,109.2	$2,326.4	$2,396.9
Long-term debt and capital lease obligations (excluding current portion)	1,367.7	1,461.6		765.5	967.3	800.6

Other Financial Data:
Dividends per share of common stock(3)	$0.60	$0.50		$0.50	$0.50	$1.00
Cash distributions per share of common stock in connection with the acquisition of World Color Press	—	4.98		—	—	—
__________________________________

(1)
Includes restructuring, impairment and transaction-related charges of $114.0 million, $147.5 million, $11.2 million, $10.8 million and $4.2 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(2)
In connection with the July 2, 2010 acquisition of World Color Press and the public registration of the Quad/Graphics class A stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code. From that point forward, these entities are subject to federal and state income taxes. The impact from the conversion to C corporation status resulted in the recognition of net short-term deferred tax assets of $23.6 million, net long-term deferred tax liabilities of $223.3 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of $0.8 million, and recognition of income tax expense for the year ended December 31, 2010 of $200.5 million.

(3)
Excludes aggregate tax distributions declared to S corporation shareholders of $2.7 million, $5.2 million, $18.0 million, $37.0 million and $77.0 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. Also excludes the July 2, 2010 cash distribution of $4.98 per share of Class A stock, class B stock and class C stock to the pre-World Color Press acquisition shareholders of Quad/Graphics.

(4)
The results of operations of the Company's Canadian operations have been reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax, increased $34.0 million during the year ended December 31, 2011 to a $38.6 million loss primarily due to a $30.1 million increase in restructuring, impairment and transaction-related charges recognized during 2011. The 2011 restructuring, impairment and transaction-related expenses included a $17.9 million charge to recognize a pension curtailment loss and a $13.9 million goodwill impairment charge for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican net assets acquired from Transcontinental.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with the Quad/Graphics audited consolidated financial statements for each of the three years in the period ended December 31, 2011, including the notes thereto, included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in "Forward-Looking Statements" and Item 1A, "Risk Factors", earlier within this Annual Report on Form 10-K.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the year ended December 31, 2011 to the year ended December 31, 2010 and (2) the year ended December 31, 2010 to the year ended December 31, 2009. The comparability of the Company's results of operations between periods was significantly impacted by the acquisition of World Color Press on July 2, 2010. The results of operations for World Color Press are included in the Company's consolidated results prospectively from July 2, 2010. In addition, in connection with the July 12, 2011 execution of a definitive agreement with Transcontinental to, among other things, acquire Transcontinental's Mexican operations in exchange for the Company's Canadian operations (with the exception of the Company's Vancouver, British Columbia facility), the results of operations of the Company's Canadian operations have been reported as discontinued operations for all periods presented. The Company's Canadian operations were originally acquired as part of the World Color Press acquisition on July 2, 2010, and, therefore, the discontinued operations presentation impacts 2011 and 2010 results of operations. Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

•
Liquidity and Capital Resources. This section provides an analysis of the Company's capitalization, cash flows, a statement about off-balance sheet arrangements, and a discussion and table of outstanding debt and commitments. The cash flows of the Company's Canadian operations have not been reported as discontinued operations and thus are included in all cash flow analysis. Forward-looking statements important to understanding the Company's financial condition are also included in this section. This section also provides a discussion of Free Cash Flow, a non-GAAP financial measure the Company uses to assess liquidity and capital deployment.

•
Critical Accounting Policies and Estimates. This section contains a discussion of the accounting policies that the Company's management believes are important to the Company's financial condition and results of operations, as well as allowances and reserves that require significant judgment and estimates on the part of the Company's management. In addition, all of the Company's significant accounting policies, including critical accounting policies, are summarized in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

•
New Accounting Pronouncements. This section provides a discussion of new accounting pronouncements and the anticipated impact of those accounting pronouncements to the Company's consolidated financial statements.

Overview

Business Overview

Quad/Graphics is a leading global provider of print and related products and services that are designed to provide integrated multichannel solutions to marketers and publishers in North America, Latin America and Europe. The Company's products and services include:

•
Print Solutions: including catalogs, consumer magazines, special interest publications, direct mail, packaging and other commercial and specialty printed products, retail inserts, books and directories.

•	Media Solutions: including creative, digital imaging, video, photography, workflow solutions, interactive technology including mobile and social media, and response data analytics services.

•	Logistics Services: including mailing, distribution, logistics and data optimization and hygiene services.

In addition, substantial investments are made in research and development and other technological innovations. The Company has developed multiple manufacturing process improvements, including innovative press and finishing control systems and material-handling equipment for use in its own print operations, as well as for sale to other printers worldwide. The Company believes that its in-house research and development and its continuous improvement mentality toward printing technology is important to its success. The Company also manufactures ink, which is used in its own printing process. The Company separately reports its net sales and related costs of sales for its product and service offerings.

From a client-facing perspective, Quad/Graphics has focused on integrating new media to redefine print for its customers. The Company's Media Solutions group is dedicated to delivering innovative solutions across multiple media channels. Media Solutions' core building blocks include creative, digital imaging, video, photography, workflow solutions, interactive technology including mobile and social media, and response data analytics services. These building blocks are seamlessly integrated to help clients optimize content and create experiences that connect with customers and subscribers across multiple channels including print, web, mobile, e-mail, e-book, tablet and in-store.

The Company's operating and reporting segments are aligned with how the Company's chief operating decision maker currently manages the business. The Company has three reportable segments: North America Print and Related Services, International and Corporate.

The North America Print and Related Services segment includes the Company's United States printing operations, as well as the Canadian printing operations in Vancouver, British Columbia that will be retained after the sale of the Company's Canadian operations to Transcontinental. This segment is managed as one integrated platform and includes all of the product and related service offerings described above. The North America Print and Related Services segment accounted for approximately 88% of the Company's consolidated net sales during the year ended December 31, 2011.

The International segment consists of the Company's printing operations in Europe and Latin America, which include operations in Poland, Argentina, Brazil, Columbia, Peru, Chile and Mexico, including the newly acquired Transcontinental Mexican operations. This segment produces and delivers all of Quad/Graphics' product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment, which is included in the North America Print and Related Services segment. The International segment accounted for approximately 12% of the Company's consolidated net sales during the year ended December 31, 2011.

The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

Key Performance Metrics Overview

The Company's management believes the ability to generate net sales growth, profit increases and positive cash flow are key indicators of the successful execution of the Company's business strategy and will increase shareholder value. The Company uses period over period net sales growth, EBITDA, EBITDA margin, cash flows provided by operating activities and Free Cash Flow as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin and Free Cash Flow are non-GAAP financial measures (see the definitions of EBITDA, EBITDA margin and the reconciliation of net earnings (loss) attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" sections below, and see the definition of Free Cash Flow and the reconciliation of cash flows provided by operating activities to Free

Cash Flow in the "Liquidity and Capital Resources" section below).

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

Cash flows provided by operating activities. The Company uses cash flows provided by operating activities as a metric to assess liquidity. The Company's management assesses cash flows provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund integration and restructuring requirements related to the acquired World Color Press and Transcontinental Mexican operations, as well as to fund capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plan withdrawal liabilities, acquisitions and other investments in future growth, shareholder dividends and share repurchases. Cash flows provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

Free Cash Flow. The Company uses Free Cash Flow as a metric to assess liquidity and capital deployment. Free Cash Flow is defined as cash flows provided by operating activities less capital expenditures. The Company's management assesses Free Cash Flow as a measure to quantify cash available for strategic capital deployment through investments in the business, including acquisitions, strengthening the balance sheet, including debt and pension repayment, and returning cash to the shareholders, including dividends and share repurchases. The priorities for capital deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items, such as payments related to completing the World Color Press bankruptcy process.

Overview of Trends Affecting Quad/Graphics

Competition in the highly fragmented printing industry remains intense. The industry has excess manufacturing capacity created by declines in industry volumes, which is causing the printing industry to face continued downward pricing pressures. In addition, the growth and adaptation of alternative marketing technologies (such as online distribution and hosting of content and mobile technologies), as well as alternative delivery of content has resulted in marketers and publishers allocating their marketing and advertising spend across a wide and expanding selection of non-print media options, which further exacerbates industry overcapacity. Management anticipates that volume and pricing pressures will continue into 2012, and in response management will continue its focus on financial flexibility, a strong balance sheet and an efficient cost structure.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management currently is balancing the use of cash between compelling investment opportunities, deleveraging the Company's balance sheet through reductions in debt and contributions to pension and postretirement obligations, and returns to shareholders including a quarterly shareholder dividend of $0.20 per share, which was initiated during the second quarter of 2011 (increasing to $0.25 per share in 2012), and also a share repurchase program initiated in the third quarter of 2011.

The Company reduced consolidated debt and capital leases by $325 million since the July 2, 2010 World Color Press acquisition date, despite incurring significant costs related to acquisition integration and restructuring programs. Furthermore, on July 26, 2011, the Company refinanced a significant portion of its debt with a new $1.5 billion debt financing agreement. The new debt agreement increases the revolving credit available to the Company from $530.0 million to $850.0 million, providing greater capacity to support the Company's growth plans. In addition to increasing financial flexibility, the new debt agreement reduces cash interest payments by an estimated $16 - $20 million annually at current borrowing levels.

The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's own brand of ERP software tools to streamline workflows and improve data visibility across the consolidated platform. The Company's restructuring actions since the July 2, 2010 World Color Press acquisition through

December 31, 2011 have resulted in approximately 6,200 gross full-time equivalent positions eliminated (approximately 4,500 net positions eliminated, after considering job additions related to work transferred to other facilities) related to 12 plant closures (comprised of 10 United States plants, including the October 17, 2011 announcements of Stillwater, Oklahoma and Richmond, Virginia plant closures, as well as two Canadian plant closures completed prior to the execution of the Transcontinental exchange agreement), the closure of the former World Color Press headquarters and other workforce reductions announced through the fourth quarter of 2011. Upon completion of the 24 month integration period in June 2012, management estimates the annual synergy savings will be somewhat more than $250 million. Since the acquisition and through December 31, 2011, the Company has achieved approximately $196 million in total synergy savings. Management expects that these synergy savings will be achieved within the estimated integration-related costs range of $195 million to $240 million, and the costs to achieve the synergy savings may exceed that range to the extent synergy savings exceed $250 million. There can be no assurance that the synergy savings target will be fully realized or that the integration-related costs will not exceed the estimate. In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through Lean Manufacturing and Continuous Improvement initiatives in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees.

In this increasingly multichannel marketplace, the Company believes that the printing industry will be driven to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers. The Company invested $168 million in capital projects in 2011 and intends to invest $125 million to $150 million in new capital projects in 2012.

When making capital allocation decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities, acquisitions or divestitures.

On July 12, 2011, the Company and Transcontinental entered into a definitive agreement whereby Quad/Graphics acquired Transcontinental's Mexican operations in exchange for the Company's Canadian operations (with the exception of the Company's Vancouver, British Columbia facility). As part of the Canadian transaction, Transcontinental will assume pension and post-retirement obligations pertaining to the Canadian employees. The Company believes with the acquisition of Trancontinental's Mexican operations it will be able to create an industry-leading print platform in an economy with a higher growth rate than that of Canada, and also achieve beneficial synergy savings through operational consolidation. The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011. On February 7, 2012, the Company announced that it has been authorized by Canada's Competition Bureau to complete the sale of its Canadian operations to Transcontinental, and the Company expects the sale to be completed before March 31, 2012.

The Company is subject to seasonality in its quarterly results as net sales and operating income are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday related advertising and promotions.  The Company's 2011 net sales followed the typical industry seasonality, and management anticipates this same impact of seasonality in 2012.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary Results

The Company's operating income from continuing operations, operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the year ended December 31, 2011 changed from the year ended December 31, 2010 as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Year Ended December 31, 2010	$61.6	1.9%	$(250.1)	$(6.67)
2011 Restructuring, Impairment and Transaction-Related Charges(1)	(114.0)	(2.6)%	(68.3)	(1.45)
2010 Restructuring, Impairment and Transaction-Related Charges(2)	147.5	4.6%	90.0	2.40
Increase in Interest Expense(3)	N/A	N/A	(8.0)	(0.17)
Decrease in Income Tax Expense(4)	N/A	N/A	200.5	5.35
Loss on Debt Extinguishment(5)	N/A	N/A	(20.3)	(0.43)
Increase in Loss from Discontinued Operations, net of tax(6)	N/A	N/A	(34.0)	(0.72)
Increase in Operating Income(7)	61.8	(0.3)%	43.3	0.69
For the Year Ended December 31, 2011	$156.9	3.6%	$(46.9)	$(1.00)
__________________________________

(1)	Restructuring, impairment and transaction-related charges of $114.0 million incurred during the year ended December 31, 2011 included:

a.	$29.5 million of employee termination costs for plant closures and other workforce reductions initiatives;

b.	$13.8 million of impairment charges related to the closure of the Stillwater, Oklahoma plant as well as for machinery and equipment at other facilities;

c.	$2.9 million of transaction costs incurred primarily in connection with the Transcontinental transaction;

d.	$45.7 million of World Color Press integration costs net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations; and

e.	$22.1 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

In connection with the integration of World Color Press' operations and Transcontinental's Mexican operations into Quad/Graphics, the Company expects to incur additional restructuring and integration costs in future reporting periods.

(2)	Restructuring, impairment and transaction-related charges of $147.5 million incurred during the year ended December 31, 2010 included:

a.	$26.7 million of employee termination costs related to plant closures and other various workforce reduction initiatives;

b.	$32.9 million of impairment charges on assets primarily related to the Pila, Poland, Fredericksburg, Virginia and Reno, Nevada plant closures;

c.	$41.0 million of transaction costs related primarily to the acquisition of World Color Press (and to a much lesser extent the 2010 acquisition of HGI Company, LLC ("HGI"));

d.	$27.8 million of World Color Press acquisition integration costs; and

e.	$19.1 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense increased $15.1 million ($8.0 million net of tax) during the year ended December 31, 2011 to $108.0 million. This change was due to the increased average debt levels following the World Color Press acquisition on July 2, 2010, partially offset by lower interest rates as a result of the $1.5 billion debt financing agreement entered into on July 26, 2011.

(4)
Income tax expense decreased due to the Company's change to C corporation status in July 2010, pursuant to which the Company recognized income tax expense of $200.5 million. In connection with the July 2, 2010 acquisition of World Color Press and the public registration of the Quad/Graphics class A stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code. From that point forward, these entities will be subject to federal and state income taxes.

(5)
The Company recognized a $34.0 million loss on debt extinguishment in July 2011 ($20.3 million net of tax), as part of the $1.5 billion debt financing agreement. The $34.0 million loss represents certain debt issuance costs associated with the new and refinanced debt that were expensed.

(6)
Loss on discontinued operations, net of tax, increased $34.0 million during the year ended December 31, 2011 to a $38.6 million loss primarily due to a $30.1 million increase in restructuring, impairment and transaction-related charges recognized during 2011. The 2011 restructuring, impairment and transaction-related expenses included a $17.9 million charge to recognize a pension curtailment loss and a $13.9 million goodwill impairment charge in the third quarter of 2011 for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican net assets acquired from Transcontinental.

(7)
Operating income increased $61.8 million primarily due to the acquisition of World Color Press and the synergy savings from the integration of World Color Press. While operating income increased, operating margin decreased due to lower operating margins in the acquired World Color Press business than that of the Company's pre-acquisition business. As part of the integration of World Color Press, the Company implemented a significant two-year restructuring program to reduce the operating and administrative cost structure of the combined company. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below (excluding the Canadian discontinued operations):

	Year Ended December 31,
	2011		2010
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$3,825.6	88.5%	$2,813.7	88.3%	$1,011.9	36.0%
Services	499.0	11.5%	372.1	11.7%	126.9	34.1%
Total Net Sales	4,324.6	100.0%	3,185.8	100.0%	1,138.8	35.7%
Cost of Sales:
Products	2,921.7	67.6%	2,131.1	66.9%	790.6	37.1%
Services	380.4	8.8%	275.2	8.6%	105.2	38.2%
Total Cost of Sales	3,302.1	76.4%	2,406.3	75.5%	895.8	37.2%
Selling, General & Administrative Expenses	407.0	9.4%	303.0	9.5%	104.0	34.3%
Restructuring, Impairment and Transaction-Related Charges	114.0	2.6%	147.5	4.7%	(33.5)	(22.7)%
Depreciation and Amortization	344.6	8.0%	267.4	8.4%	77.2	28.9%
Total Operating Expenses	4,167.7	96.4%	3,124.2	98.1%	1,043.5	33.4%
Operating Income From Continuing Operations	$156.9	3.6%	$61.6	1.9%	$95.3	154.7%

Net Sales

Product sales increased $1,011.9 million, or 36.0%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to $1,061 million in additional net sales related to the World Color Press acquisition, and higher paper and byproduct sales. Partially offsetting these increases were $49 million in net decreases primarily related to: (1) lower pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry and (2) lower volumes.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $126.9 million, or 34.1%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to $118 million in additional net sales related to the World Color Press acquisition and $9 million in higher sales on imaging and logistics and distribution services.

Cost of Sales

Cost of product sales increased $790.6 million for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to the World Color Press acquisition and increased material and freight costs. These costs increases were partially offset by acquisition synergy savings related to purchasing efficiencies realized, as well as labor cost reductions as a result of plant closures.

Cost of product sales as a percentage of net sales increased from 66.9% for the year ended December 31, 2010 to 67.6% for the year ended December 31, 2011 primarily due to increased paper sales, which are generally billed to customers at pass-through rates, and thus represent minimal margin, and increased labor costs. Partially offsetting these increases was higher pricing on byproduct recoveries and synergy cost savings related to the World Color Press acquisition integration.

Cost of service sales increased $105.2 million for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to the World Color Press acquisition and higher freight and fuel costs on logistics services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $104.0 million for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to the World Color Press acquisition, including the compliance and support costs associated with the Company's status as a publicly traded entity starting on July 6, 2010. In addition, a $6.1 million increase in provisions for doubtful accounts was recorded related to increased accounts receivable write-offs, and a $7.1 million insurance gain recognized in 2010 that did not recur in 2011. These increases were partially offset by synergy savings from the integration of World Color Press. Selling, general and administrative expenses as a percentage of net sales decreased from 9.5% to 9.4% between years due to synergy savings from the integration of World Color Press.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $33.5 million for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to a $38.1 million decrease in transaction costs related to the acquisition of World Color Press, and a $19.1 million decrease in impairment charges related to plant closures, partially offset by a $17.9 million increase in World Color Press integration costs, a $3.0 million increase in other restructuring costs and a $2.8 million increase in employee termination costs.

Restructuring, impairment and transaction-related charges of $114.0 million incurred in the year ended December 31, 2011 included: (1) $29.5 million of employee termination costs for plant closures and other workforce reduction initiatives, (2) $13.8 million of impairment charges related to the closure of the Stillwater, Oklahoma plant as well as for machinery and equipment at other facilities, (3) $2.9 million of transaction costs incurred primarily in connection with the Transcontinental transaction, (4) $45.7 million of World Color Press integration costs (net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations), and (5) $22.1 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $147.5 million incurred in the year ended December 31, 2010 included: (1) $26.7 million of employee termination costs for plant closures and other workforce reduction initiatives, (2) $32.9 million of impairment charges on assets related to the Pila, Poland, Fredericksburg, Virginia and Reno, Nevada plant closures, (3) $41.0 million of transaction costs incurred primarily in connection with the acquisition of World Color Press, (4) $27.8 million of World Color Press integration costs and (5) $19.1 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Depreciation and Amortization

Depreciation and amortization increased $77.2 million for the year ended December 31, 2011 compared with the year ended December 31, 2010 due to the World Color Press acquisition and increased capital expenditures related primarily to the integration of World Color Press.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the year ended December 31, 2011 compared to the year ended December 31, 2010 were as follows:

	Year Ended December 31,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$431.7	10.0%	$333.4	10.5%

EBITDA increased $98.3 million for the year ended December 31, 2011 primarily due to the World Color Press acquisition and the related synergy savings from integrating World Color Press' operations. These increases were partially offset by continued pricing pressure. EBITDA margin decreased for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to lower relative operating margins at the acquired World Color Press business as compared to the pre-acquisition Quad/Graphics business.

EBITDA represents net loss attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense and (iii) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net loss as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net loss attributable to Quad/Graphics common shareholders follows:

	Year Ended December 31,
	2011	2010
	(dollars in millions)
Net Loss Attributable to Quad/Graphics Common Shareholders(1)	$(46.9)	$(250.1)
Interest Expense	108.0	92.9
Income Tax Expense	26.0	223.2
Depreciation and Amortization	344.6	267.4
EBITDA	$431.7	$333.4
__________________________________

(1)	Net loss attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $114.0 million and $147.5 million for the years ended December 31, 2011 and 2010, respectively;

b.	Loss on debt extinguishment of $34.0 million for the year ended December 31, 2011; and

c.
Loss from discontinued operations, net of tax, was $38.6 million and $4.6 million for the years ended December 31, 2011 and 2010, respectively. EBITDA from discontinued operations was $(25.6) million and $2.4 million for the years ended December 31, 2011 and 2010, respectively, and include restructuring, impairment and transaction-related charges of $45.1 million and $15.0 million for the years ended December 31, 2011 and 2010, respectively.

North America Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the North America Print and Related Services segment (excluding the Canadian discontinued operations):

	Year Ended December 31,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$3,338.1	$2,470.5	$867.6	35.1%
Services	488.0	361.0	127.0	35.2%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	271.6	205.1	66.5	32.4%
Operating Margin	7.1%	7.2%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$55.3	$55.8	$(0.5)	(0.9)%

Net Sales

Product sales for the North America Print and Related Services segment increased $867.6 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to $927 million in net sales related to the World Color Press acquisition and increased paper and byproduct sales. Partially offsetting these increases were $59 million in net decreases primarily related to: (1) continued pricing pressure from excess manufacturing capacity in the printing industry, and (2) lower volumes.

Service sales for the North America Print and Related Services segment increased $127.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to $118 million in net sales related to the World Color Press acquisition, and $9 million in higher sales on imaging and logistics and distribution services.

Operating Income

Operating income for the North America Print and Related Services segment increased $66.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the World Color Press acquisition and synergy savings from the integration of World Color Press (from restructuring activities described below). This increase was partially offset by increased material and freight costs, and increased selling, general and administrative costs related to the larger post-World Color Press acquisition company, compliance and support costs associated with the Company's public company status (the Company became a publicly-traded company on July 6, 2010). In addition, $6.1 million increase in provisions for doubtful accounts was recorded related to an increase in accounts receivable write-offs, and a $7.1 million insurance gain recognized in 2010 that did not recur in 2011.

Operating margin for the North America Print and Related Services segment decreased from 7.2% for the year ended December 31, 2010 to 7.1% for the year ended December 31, 2011, primarily due to the reasons discussed in the preceding paragraph.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the year ended December 31, 2011 were $55.3 million, consisting of: (1) $23.0 million of employee termination costs for plant closures and other workforce reduction initiatives, (2) $12.7 million of impairment charges related to the closure of the Stillwater, Oklahoma plant as well as for machinery and equipment at other facilities, (3) $0.8 million of World Color Press integration costs and (4) $18.8 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the year ended December 31, 2010 were $55.8 million, consisting of: (1) $20.8 million of employee termination costs for plant closures and various workforce reduction initiatives, (2) $8.5 million of impairment charges primarily related to the closures of the Reno, Nevada and Fredericksburg, Virginia plants, (3) $10.5 million of World Color Press integration costs and (4) $16.0 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities within the International segment:

	Year Ended December 31,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$487.5	$343.2	$144.3	42.0%
Services	11.0	11.1	(0.1)	(0.9)%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(19.4)	(53.2)	33.8	63.5%
Operating Margin	(3.9)%	(15.0)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$7.3	$33.3	$(26.0)	(78.1)%
Equity in Earnings of Unconsolidated Entities	3.1	8.6	(5.5)	(64.0)%

Net Sales

Product sales for the International segment increased $144.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to $134 million in net sales related to the World Color Press acquisition and $14 million in net sales related to the Transcontinental Mexican acquisition.

Operating Loss

Operating loss for the International segment decreased $33.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to a $26.0 million decrease in restructuring, impairment and integration expenses and cost reductions in Poland as a result of the 2010 restructuring actions.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2011 were $7.3 million, consisting of: (1) $3.1 million of employee termination costs related to various workforce reduction initiatives, (2) $1.1 million of impairment charges for machinery and equipment and (3) $3.1 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2010 were $33.3 million, consisting of: (1) $3.3 million of employee termination costs related to the Pila, Poland plant closure, (2) $24.4 million of impairment charges related to the closure of the Pila, Poland plant, (3) $3.9 million of integration charges and (4) $1.7 million of other restructuring charges.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and has an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural Editora e Grafica ("Plural"), a commercial printer based in São Paulo, Brazil, as well as a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings of unconsolidated entities in the International segment decreased $5.5 million for the year ended December 31, 2011 primarily due to lower earnings at Plural largely attributed to start up activities associated with recently added press capacity to meet growing demand.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2011	2010
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$95.3	$90.3
Restructuring, Impairment and Transaction-Related Charges	51.4	58.4

Corporate operating expenses increased $5.0 million for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to the World Color Press acquisition, partially offset by a $7.0 million decrease in restructuring, impairment and transaction-related charges. Additional corporate expenses were incurred in 2011 due to the compliance and support costs associated with the Company's new status as a publicly traded entity, which includes increased levels of administrative staff (information technology, finance, legal, human resources, treasury, internal audit and other administrative labor).

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2011 were $51.4 million, consisting of: (1) $3.4 million of employee termination costs for workforce reductions initiatives, (2) $2.9 million of transaction costs incurred primarily in connection with the Transcontinental transaction, (3) $44.9 million of World Color Press integration costs (net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations) and (4) $0.2 million of various other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2010 were $58.4 million, consisting of: (1) $2.6 million of employee termination costs for workforce reduction initiatives, (2) $41.0 million of transaction costs related primarily to the acquisition of World Color Press, (3) $13.4 million of World Color Press integration costs and (4) $1.4 million of various other restructuring charges.

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Summary Results

The Company's operating income, operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the year ended December 31, 2010 changed from the year ended December 31, 2009 as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Year Ended December 31, 2009	$112.4	6.3%	$52.8	$1.81
2010 Restructuring, Impairment and Transaction-Related Charges(1)	(147.5)	(4.6)%	(90.0)	(2.40)
2009 Restructuring and Impairment Charges(2)	11.2	0.6%	10.8	0.37
2009 Transaction Expenses(3)	2.8	0.2%	2.6	0.09
Increase in Interest Expense(4)	N/A	N/A	5.6	0.15
Increase in Income Tax Expense(5)	N/A	N/A	(257.6)	(6.87)
Increase in Loss from Discontinued Operations, net of tax(6)	N/A	N/A	(4.6)	(0.12)
Increase in Operating Income(7)	82.7	(0.6)%	30.3	0.30
For the Year Ended December 31, 2010	$61.6	1.9%	$(250.1)	$(6.67)
__________________________________

(1)	Restructuring, impairment and transaction-related charges of $147.5 million incurred during the year ended December 31, 2010 included:

a.	$26.7 million of employee termination costs related to plant closures and other various workforce reduction initiatives;

b.	$32.9 million of impairment charges on assets primarily related to the Pila, Poland, Fredericksburg, Virginia and Reno, Nevada plant closures;

c.	$41.0 million of transaction costs related primarily to the acquisition of World Color Press (and to a much lesser extent the 2010 acquisition of HGI);

d.	$27.8 million of World Color Press acquisition integration costs; and

e.	$19.1 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

(2)	Restructuring and impairment charges of $11.2 million incurred during the year ended December 31, 2009 included $10.1 million for headcount reductions and $1.1 million for lease termination costs.

(3)
Transaction expenses included outside professional services fees incurred during the year ended December 31, 2009 in connection with the acquisition of World Color Press and were included within selling, general and administrative expenses in the 2009 consolidated statements of operations. In 2010, transaction expenses were classified within restructuring, impairment and transaction-related charges in the consolidated statements of operations.

(4)
Interest expense increased $28.8 million ($5.6 million net of tax) during the year ended December 31, 2010 to $92.9 million. This change was due to the increased overall debt levels as a result of the World Color Press acquisition and the Company entering into a $1.23 billion debt financing arrangement on April 23, 2010.

(5)
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

(6)
The loss from discontinued operations, net of tax, related to the Canadian operations increased $4.6 million for the year ended December 31, 2010. The Company acquired the Canadian operations as part of the World Color Press acquisition on July 2, 2010, thus there are no financial results from the Canadian operations for 2009.

(7)
Operating income increased $82.7 million primarily due to the World Color Press acquisition. While operating income increased due to the larger scale of the business, operating margin decreased in the period as the World Color Press business operates at a lower operating margin than the legacy Quad/Graphics business. Additionally, higher paper sales, which generally represent a pass through cost to customers, continued pricing pressures and higher retirement and incentive compensation costs led to overall decreased operating margins, partially offset by an increase in byproduct profits. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below (excluding the Canadian discontinued operations):

	Year Ended December 31,
	2010		2009
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$2,813.7	88.3%	$1,574.2	88.0%	$1,239.5	78.7%
Services	372.1	11.7%	214.3	12.0%	157.8	73.6%
Total Net Sales	3,185.8	100.0%	1,788.5	100.0%	1,397.3	78.1%
Cost of Sales:
Products	2,131.1	66.9%	1,129.3	63.2%	1,001.8	88.7%
Services	275.2	8.6%	144.9	8.1%	130.3	89.9%
Total Cost of Sales	2,406.3	75.5%	1,274.2	71.3%	1,132.1	88.8%
Selling, General & Administrative Expenses	303.0	9.5%	194.0	10.8%	109.0	56.2%
Restructuring, Impairment and Transaction-Related Charges	147.5	4.7%	11.2	0.6%	136.3	1,217.0%
Depreciation and Amortization	267.4	8.4%	196.7	11.0%	70.7	35.9%
Total Operating Expenses	3,124.2	98.1%	1,676.1	93.7%	1,448.1	86.4%
Operating Income From Continuing Operations	$61.6	1.9%	$112.4	6.3%	$(50.8)	(45.2)%

Net Sales

Product sales increased $1,239.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the World Color Press acquisition. Additionally, product sales for the legacy Quad/Graphics business increased primarily as a result of increased paper sales, increased byproduct sales and increased volume at legacy Quad/Graphics plants. These increases were partially offset by continued pricing pressures related to industry overcapacity and, to a lesser extent, negative effects of foreign currency translation.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $157.8 million in the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the World Color Press acquisition, higher fuel prices and increased data and imaging services.

Cost of Sales

Cost of product sales increased $1,001.8 million for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily as a result of the World Color Press acquisition. Additionally, cost of product sales increased due to increased paper sales volume, increased retirement and incentive compensation costs, increased labor costs with higher print volumes and frictional costs incurred in 2010 in hiring and training additional employees to prepare certain print plants to receive transferred volumes from closing plants. These cost increases were partially offset by acquisition synergy savings related to purchasing and distribution efficiencies realized.

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

Cost of service sales increased $130.3 million for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the World Color Press acquisition and higher fuel prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $109.0 million for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the World Color Press acquisition. Additionally, selling, general and administrative expenses in 2010 increased after the acquisition due to the increased size of the Company and the compliance and support costs associated with the Company's new status as a publicly traded entity, which includes: (1) increased non-labor costs primarily related to outside service provider fees and insurance premiums, (2) increased levels of administrative staff in the United States (information technology, finance, legal, human resources, treasury and other administrative labor), and (3) increased retirement and incentive compensation. Retirement and incentive compensation expense increased in 2010 to reestablish benefits that had been reduced in 2009. These increases were partially offset by decreased bad debt expense in 2010 on the Quad/Graphics pre-acquisition business primarily due to provisions for two significant customer bankruptcies in 2009.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $136.3 million for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the World Color Press acquisition including $101.7 million of transaction-related charges, integration costs and impairment charges related to plant closures, a $16.6 million increase in employee termination costs related to plant closures announced in 2010, and a $18.0 million increase in other restructuring costs.

Restructuring, impairment and transaction-related charges of $147.5 million incurred in the year ended December 31, 2010 included: (1) $26.7 million of employee termination costs related to plant closures and various other workforce reduction initiatives, (2) $32.9 million of impairment charges related to the closure of the Pila, Poland, Reno, Nevada and Fredericksburg, Virginia plants, (3) $41.0 million of transaction-related charges primarily incurred in connection with the World Color Press acquisition, (4) $27.8 million of World Color Press integration costs, and (5) $19.1 million of various other restructuring charges including utility contract termination costs, lease exit charges and costs to maintain and exit closed facilities.

Restructuring and impairment charges of $11.2 million incurred during the year ended December 31, 2009 included $10.1 million of employee termination costs related to various workforce reduction initiatives and $1.1 million for lease exit charges.

Depreciation and Amortization

Depreciation and amortization increased $70.7 million for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the World Color Press acquisition.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the year ended December 31, 2010 compared to the year ended December 31, 2009 were as follows:

	Year Ended December 31,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$333.4	10.5%	$315.1	17.6%

EBITDA increased $18.3 million for the year ended December 31, 2010 primarily due to the World Color Press acquisition, the related synergy savings from integrating World Color Press and lower incentive compensation, partially offset by continued pricing pressure. EBITDA margin decreased for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the incremental restructuring, impairment and transaction-related charges recorded during 2010 related to the integration of World Color Press, lower relative operating margins at the acquired World Color Press business as compared to the pre-acquisition Quad/Graphics business, increased retirement and incentive compensation costs and synergy savings from integrating World Color Press.

EBITDA represents net earnings (loss) attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense and (iii) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings (loss) attributable to Quad/Graphics common shareholders follows:

	Year Ended December 31,
	2010	2009
	(dollars in millions)
Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders(1)	$(250.1)	$52.8
Interest Expense	92.9	64.1
Income Tax Expense	223.2	1.5
Depreciation and Amortization	267.4	196.7
EBITDA	$333.4	$315.1
__________________________________

(1)	Net earnings (loss) attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $147.5 million and $11.2 million for the years ended December 31, 2010 and 2009, respectively; and

b.
Loss from discontinued operations, net of tax, of $4.6 million for the year ended December 31, 2010. EBITDA from discontinued operations was $2.4 million for the year ended December 31, 2010, and includes restructuring, impairment and transaction related charges of $15.0 million for the year ended December 31, 2010.

North America Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability, within the North America Print and Related Services segment (excluding the Canadian discontinued operations):

	Year Ended December 31,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$2,470.5	$1,351.2	$1,119.3	82.8%
Services	361.0	203.0	158.0	77.8%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	205.1	134.3	70.8	52.7%
Operating Margin	7.2%	8.6%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$55.8	$10.9	$44.9	411.9%

Net Sales

Product sales for the North America Print and Related Services segment increased $1,119.3 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the World Color Press acquisition. Additionally, product sales increased due to increased paper and byproduct sales and volume increases at pre-acquisition Quad/Graphics plants, partially offset by lower pricing due to continued pricing pressures related to industry overcapacity.

Service sales for the North America Print and Related Services segment increased $158.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the World Color Press acquisition. Additionally, service sales increased as a result of higher fuel surcharges to customers, and increased data and imaging services.

Operating Income

Operating income for the North America Print and Related Services segment increased $70.8 million for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily as a result of the World Color Press acquisition, partially offset by a $44.9 million increase in restructuring, impairment and integration expenses. Operating margin decreased for the year ended December 31, 2010 compared with the year ended December 31, 2009 due to: (i) the $44.9 million increase in restructuring, impairment and transaction-related costs due to the integration of World Color Press, (ii) lower relative operating margins at the acquired World Color Press business as compared to the pre-acquisition Quad/Graphics business, (iii) increased retirement and incentive compensation costs, (iv) increased paper sales, which are billed to customers generally at pass-through rates, and (v) frictional costs incurred in hiring and training additional employees to prepare certain print plants to receive transferred volumes from closing plants.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment increased $44.9 million for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to a $14.9 million increase in various restructuring charges, a $11.0 million increase from employee termination costs related to plant closures announced in 2010, a $10.5 million increase from World Color Press integration costs and a $8.5 million increase from impairment charges related to plant closures.

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the year ended December 31, 2010 were $55.8 million, consisting of: (1) $20.8 million of employee termination costs for plant closures and various workforce reduction initiatives, (2) $8.5 million of impairment charges primarily related to the closures of the Reno, Nevada and Fredericksburg, Virginia plants, (3) $10.5 million of World Color Press integration costs and (4) $16.0 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the North America Print and Related Services segment for the year ended December 31, 2009 were $10.9 million, which included $9.8 million of employee termination costs related to various workforce reduction initiatives and $1.1 million related to lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities, within the International segment:

	Year Ended December 31,
	2010	2009
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$343.2	$223.0	$120.2	53.9%
Services	11.1	11.3	(0.2)	(1.8)%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(53.2)	(10.7)	(42.5)	(397.2)%
Operating Margin	(15.0)%	(4.6)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$33.3	$0.3	$33.0	11,000.0%
Equity in Earnings of Unconsolidated Entities	8.6	6.3	2.3	36.5%

Net Sales

Product sales for the International segment increased $120.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the World Color Press acquisition. Additionally, product sales increased due to increased byproduct and paper sales as well as increased sales in Argentina, partially offset by a negative impact from foreign currency translation.

Operating Loss

Operating loss for the International segment increased $42.5 million for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the $33.0 million of incremental restructuring and impairment charges incurred between years due to the Pila, Poland plant closure, as well as increased operating losses at the Company's European business primarily as a result of frictional costs related to the consolidation of the Company's European plants. The European operating losses were partially offset by operating income from the acquired Latin American operations of World Color Press.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2010 were $33.3 million, consisting of: (1) $3.3 million of employee termination costs related to the Pila, Poland plant closure, (2) $24.4 million of impairment charges related to the closure of the Pila, Poland plant, (3) $3.9 million of integration costs and (4) $1.7 million of various other restructuring charges.

Restructuring and impairment charges for the International segment for the year ended December 31, 2009 were $0.3 million, all of which related to employee termination costs for workforce reduction initiatives.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and has an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil, as well as a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings of unconsolidated entities in the International segment increased $2.3 million during the year ended December 31, 2010 primarily due to increased volumes with existing customers at Plural and due to the Company's share of Chile's income since the World Color Press acquisition date.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2010	2009
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$90.3	$11.2
Restructuring, Impairment and Transaction-Related Charges	58.4	—

Corporate operating expenses increased $79.1 million for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the World Color Press acquisition, including $58.4 million of restructuring, integration and transaction-related charges incurred during 2010 to acquire and integrate World Color Press. Operating expenses in 2010 also increased as a result of additional corporate expenses due to the increased size of the Company and the compliance and support costs associated with the Company's new status as a publicly traded entity, which includes: (1) increased levels of administrative staff in the United States (information technology, finance, legal, human resources, treasury and other administrative labor), (2) increased retirement and incentive compensation and (3) increased insurance premiums and outside service provider fees.

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2010 were $58.4 million, consisting of: (1) $2.6 million of employee termination costs for workforce reduction initiatives, (2) $41.0 million of transaction costs related primarily to the acquisition of World Color Press, (3) $13.4 million of World Color Press integration costs and (4) $1.4 million of various other restructuring charges.

There were no restructuring or impairment charges incurred in the Corporate segment for the year ended December 31, 2009. There were $2.8 million of transaction expenses in 2009 related to the acquisition of World Color Press; however, those expenses were classified as selling, general and administrative expenses during 2009.

Liquidity and Capital Resources

The Company utilizes cash flows from operations and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operations and unused available capacity under its revolving credit facilities of $730.1 million as of December 31, 2011 provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to the acquired World Color Press and Transcontinental Mexican operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plans withdrawal liabilities, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. Borrowings under the revolving credit facility were $85.0 million as of December 31, 2011, and peak borrowings were $251.1 million during the year ended December 31, 2011. The Company's borrowing capacity increased, and its ongoing cost of borrowings reduced with the execution of a $1.5 billion debt financing agreement on July 26, 2011 (see "Description of Significant Outstanding Debt Obligations as of December 31, 2011" below).

Cash Flows Provided by Operating Activities

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities was $371.1 million for the year ended December 31, 2011, compared to $152.8 million for the year ended December 31, 2010, resulting in a $218.3 million increase. The increase in net cash provided by operating activities was primarily due to a $203.4 million decrease in net loss and lower working capital uses of cash.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities was $152.8 million for the year ended December 31, 2010, compared to $242.4 million for the year ended December 31, 2009, resulting in a $89.6 million decrease. The decrease was primarily related to increased restructuring and integration payments, as well as increased transaction costs, related primarily to the World Color Press acquisition of $108.4 million, $34.9 million of cash paid in 2010 related to the acquired World Color Press pension and postretirement benefit plans and $19.9 million of cash payments for World Color Press bankruptcy claims. From a working capital perspective, receivables and inventory were higher due to increased volume (the addition of World Color Press in 2010 contributed to higher working capital). Partially offsetting the decline in operating cash flows was an increase in operating income, after excluding the restructuring, integration, transaction and pension cash payments discussed above.

Cash Flows Used in Investing Activities

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash used in investing activities was $184.3 million for the year ended December 31, 2011, compared to $118.1 million for the year ended December 31, 2010, resulting in a $66.2 million increase.  The increase in net cash used in investing activities was primarily due to a $50.8 million deposit made in 2011 on the Transcontinental Mexico acquisition (as further discussed in Note 3 to the consolidated financial statements), a $55.7 million increase in capital expenditures related primarily to the integration of World Color Press operations and a $15.8 million increase in cash used for acquisitions. These impacts were partially offset by a $63.1 million benefit generated from reducing restricted cash balances.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash used in investing activities was $118.1 million for the year ended December 31, 2010, compared to $68.2 million for the year ended December 31, 2009, resulting in a $49.9 million increase. The increase was primarily related to a $38.5 million increase in World Color Press bankruptcy-related restricted cash. Property, plant and equipment additions also increased $24.8 million in 2010 due to the increased requirements of the post-acquisition company and expenditures related to the integration of the World Color Press operations. These increases in cash used between years were partially offset by $10.0 million of cash acquired in 2010, generated from the World Color acquisition.

Cash Flows Used in Financing Activities

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash used in financing activities was $173.5 million for the year ended December 31, 2011, compared to $30.1 million for the year ended December 31, 2010, resulting in a $143.4 million increase.  The increase in net cash used in financing activities was due primarily to $109.5 million in net debt repayments in 2011, as compared to $178.6 million in net borrowings in 2010, resulting in a $288.1 million increase in net cash used in financing activities between years. Also, net cash used in financing activities increased due to a $13.8 million reduction in the liability for unsecured notes to be issued in connection with the World Color Press bankruptcy. These increases in net cash used in financing activities were partially offset by reduced shareholder cash distributions of $131.0 million and $34.3 million in lower debt issuance cost payments. Shareholder cash distributions decreased in 2011 due to a $140.0 million cash distribution made in 2010 to the Company's pre-acquisition common shareholders as part of the World Color Press acquisition.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash used in financing activities was $30.1 million for the year ended December 31, 2010, compared to $184.6 million for the year ended December 31, 2009, resulting in a $154.5 million decrease in net cash used in financing activities. The decrease was primarily related to borrowings on the Company's former $1.23 billion debt financing agreement entered into during 2010. Net cash provided by borrowings was $178.6 million in 2010 compared to net debt reductions of $147.9 million in 2009, resulting in a $326.5 million decrease in net cash used in financing activities between years. Also, net cash used in financing activities decreased in 2010 because the Company made $13.1 million of treasury stock purchases in 2009, with none in 2010. Those decreases in financing cash uses were partially offset by 2010 acquisition related payments, including the $140.0 million shareholder cash distribution discussed above and a $45.8 million payment of debt issuance costs.

Free Cash Flow

Free Cash Flow is defined as cash flows provided by operating activities less capital expenditures.

The Company's management assesses Free Cash Flow as a measure to quantify cash available for (1) strategic capital deployment through investments in the business, including acquisitions, (2) strengthening the balance sheet, including debt and pension repayment, and (3) returning value to the shareholders, including dividends and share repurchases. The priorities for capital deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items, such as payments related to completing the World Color Press bankruptcy process. Free Cash Flow is a non-GAAP measure. Free Cash Flow should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of Free Cash Flow may be different from similar calculations used by other companies and, therefore, comparability may be limited.

Free Cash Flow for the year ended December 31, 2011 compared to the year ended December 31, 2010 was as follows:

	Year Ended December 31,
	2011	2010
	(dollars in millions)
Cash Flows Provided by Operating Activities(1)	$371.1	$152.8
Less: Capital Expenditures	(168.3)	(112.6)
Free Cash Flow	$202.8	$40.2
__________________________________

(1)	Cash flows provided by operating activities includes the effects of:

a.	Restructuring and transaction-related cash payments of $125.2 million and $118.5 million for the years ended December 31, 2011 and 2010, respectively; and

b.	Bankruptcy payments of $12.4 million and $24.8 million for the years ended December 31, 2011 and 2010, respectively.

Free Cash Flow increased $162.6 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to $218.3 million increase in cash flows provided by operating activities, partially offset by $55.7 million in increased capital expenditures primarily related to the integration of World Color Press. Please refer to the Cash Flows Provided by Operating Activities section above for further explanations of the increase in operating cash flows.

Description of Significant Outstanding Debt Obligations as of December 31, 2011

As of December 31, 2011, the Company utilized a combination of debt instruments to fund cash requirements, including:

•	$1.5 Billion Debt Financing Agreement discussed further below which includes:

◦	$850.0 million revolving credit facility ($85.0 million outstanding as of December 31, 2011);

◦	$450.0 million Term Loan A ($450.0 million outstanding as of December 31, 2011); and

◦	$200.0 million Term Loan B ($198.6 million outstanding as of December 31, 2011);

•	Master Note and Security Agreement ($616.0 million outstanding as of December 31, 2011); and

•
Facilities Agreement - a $88.3 million foreign currency denominated facilities agreement including both term loan and revolving credit facility components (total of $72.6 million outstanding as of December 31, 2011).

$1.5 Billion Debt Financing Agreement

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

This debt financing agreement was entered into to reduce the Company's borrowing costs with lower interest rates and to create more flexibility with a higher revolving credit capacity and improvement in financial terms. The proceeds from the Term Loan A, Term Loan B and revolving credit facility were used to repay all outstanding balances and terminate the Company's $1.23 billion debt financing agreement (which included the $700.0 million term loan and the $530.0 million revolving credit facility), as well as to pay the $11.5 million of new debt issuance costs incurred for the refinancing.

The $1.5 billion debt financing agreement is secured by substantially all of the unencumbered assets of the Company. The $1.5 billion debt financing agreement also requires the Company to provide additional collateral to the lenders in certain limited circumstances.
Master Note and Security Agreement (sometimes referred to as senior notes)

On September 1, 1995, and as last amended on January 26, 2006, the Company entered into the Master Note and Security Agreement pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.13 billion in various tranches. These senior notes have a weighted-average interest rate of 7.51% at December 31, 2011, which is fixed to maturity, and interest is payable semiannually. Principal payments commenced September 1997 and extend through April 2036. The notes are collateralized by certain United States land, buildings and press and finishing equipment under the terms of the Master Note and Security Agreement. At December 31, 2011, the borrowings outstanding were $616.0 million.

Facilities Agreement

On December 16, 2008, Quad/Winkowski Sp. Z.o.o. ("Quad/Winkowski") entered into a secured facilities agreement (the "Facilities Agreement"). The Facilities Agreement includes a Euro denominated term loan of $73.8 million that expires on December 16, 2015 (which was used to refinance Quad/Winkowski's then existing indebtedness) and a multicurrency revolving credit facility for $14.5 million that was renewed and currently expires on December 16, 2012 (which is used for Quad/Winkowski's working capital and general business needs). At December 31, 2011, the borrowings outstanding on the Euro denominated term loan were $65.9 million. At December 31, 2011, the borrowings outstanding on the multicurrency revolving credit facility were $6.7 million, leaving $7.8 million available for future borrowings. The terms of the Facilities Agreement include a guarantee by Quad/Graphics and a security agreement that includes collateralizing substantially all of the Quad/Winkowski assets. The facilities bear interest at the aggregate of the Euro Interbank Offered Rate ("EURIBOR") or the Warsaw Interbank Offered Rate ("WIBOR") and margin. The weighted-average interest rate of the Euro denominated term loan was 3.60% at December 31, 2011. The weighted-average interest rate of the multicurrency revolving credit facility was 3.30% at December 31, 2011.

Covenants and Compliance

As of December 31, 2011, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2011 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt financing agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2011, the Company's leverage ratio was 2.27 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.25 to 1.00 (for the twelve months ended December 31, 2011, the Company's interest coverage ratio was 6.63 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended December 31, 2011, the Company's fixed charge coverage ratio was 3.23 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of December 31, 2011, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.24 billion).

In addition to those covenants, the $1.5 billion debt financing agreement also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.

As of and for the twelve-month period ended December 31, 2011, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Pension and Postretirement Benefit Obligations

Upon acquiring World Color Press, the Company had pension and postretirement defined benefit obligations of $546.9 million, including single employer and multiemployer pension plans ("MEPPs") in the United States and Canada. The Company is focused on reducing its pension and postretirement benefit obligations through the following methods:

•	Contributions - The Company has made $93.0 million in pension and postretirement contributions and benefit payments since the July 2, 2010 World Color Press acquisition.

•
Divestitures - As part of the divestiture of the Canadian operations in the Transcontinental exchange transaction, Transcontinental will assume pension, postretirement and MEPPs obligations pertaining to the Canadian employees. These obligations total $86.6 million, and are currently included in the Company's balance sheet within discontinued operations as the Canadian portion of the transaction had not closed by December 31, 2011.

•
MEPP Withdrawals - Due to the significantly underfunded status of the MEPPs, the Company began the process to withdraw from all MEPPs and to replace these benefits with a Company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. The Company has reached agreements with the unions of participating plants to withdraw from the MEPPs, relieving the Company's obligation to make future annual benefit contributions. The Company then notified the MEPP trustees of the Company's withdrawal, and is conducting discussions with the trustees that the Company expects will ultimately conclude with a future cash payment to settle the obligation.

Excluding $86.6 million in pension, postretirement and MEPPs liabilities from the Canadian discontinued operations, the Company had $391.9 million recorded at December 31, 2011, for pension, postretirement and MEPPs benefit obligations. The Company has reduced its pension and postretirement liability by $155.0 million since the July 2, 2010 World Color Press acquisition date primarily due to cash contributions and the divestiture of the Canadian operations, despite a $75.6 million increase in the liability as of the December 31, 2011 valuation as a result of a decrease in the liability discount rate and below expected asset returns.

Share Repurchase Program

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. Through December 31, 2011, the Company repurchased 0.4 million shares of class A stock in the open market for $8.2 million.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Except as set forth below in the Contractual Obligations and Other Commitments table and in Note 17, "Lease Obligations," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K (including operating leases and future interest on debt and capital leases to be incurred), the Company has no off-balance sheet arrangements, financings or special purpose entities that the Company expects to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of sales or expenses.

Contractual Obligations and Other Commitments

The Company's contractual cash obligations on continuing operations at December 31, 2011 were as follows (in millions):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Debt Obligations (1)	$1,844.5	$150.1	$166.1	$176.9	$207.5	$514.1	$629.8
Pension and Postretirement Benefits (2)	239.4	56.0	66.9	58.7	39.5	18.3	—
Operating Lease Obligations	168.7	37.2	31.7	23.6	19.5	16.3	40.4
Other Liabilities (3)	72.5	41.1	13.0	9.0	3.4	2.5	3.5
Capital Lease Obligations	50.1	23.0	10.5	10.6	2.5	2.0	1.5
Purchase Obligations (4)	24.2	24.2	—	—	—	—	—
Total (5)(6)(7)(8)	$2,399.4	$331.6	$288.2	$278.8	$272.4	$553.2	$675.2
__________________________________

(1)
Debt obligations include $419.6 million for anticipated future interest payments. With respect to the variable interest rate portions of the debt, the interest amounts were calculated by applying the December 31, 2011 weighted-average interest rate to determine the value of future interest payments. For the Master Note and Security Agreement, the weighted-average interest rate of the notes was applied to the average principal balance outstanding for each time period. Amounts included in "Thereafter" include principal payments and estimated interest expense through 2036.

(2)
For the pension and postretirement benefits, contributions and benefit payments to be funded from Company assets included in the table have been actuarially estimated over a 5 year period. While benefit payments under these benefit plans are expected to continue beyond 2016, the Company believes that an estimate beyond this period is unreasonable. The contractual obligations table above does not include a $83.5 million estimated withdrawal liability for the U.S. World Color Press MEPPs due to the uncertainty with the amount and timing of any potential withdrawal liability payment. See the "Pension and Postretirement Benefit Obligations" section above for further discussion of the withdrawal from the MEPPs.

(3)
Other liabilities consist primarily of the $20.0 million stock option termination payment, utility contracts of $13.6 million, restructuring-related severance payments of $10.7 million and deferred compensation arrangements.

(4)	Purchase obligations consist primarily of $20.4 million in firm commitments to purchase press and finishing equipment and other operational purchase requirements.

(5)
The contractual obligations table above does not include reserves for uncertain tax positions recorded in accordance with the accounting guidance on uncertainties in income taxes. The Company has taken tax positions for which the ultimate amount and the year(s) any necessary payments will be made that pertain to those tax positions is uncertain. The reserve as of December 31, 2011 for uncertain tax positions prior to interest and penalties is $106.0 million. The Company has also recorded accruals for interest and penalties related to uncertain tax positions of $5.8 million and $0.9 million, respectively, as of December 31, 2011.

(6)
The contractual obligations table above does not include the value of shares of the Company's class C stock classified as redeemable equity of $3.5 million on the consolidated balance sheet as of December 31, 2011.

(7)
The contractual obligations table above does not include the purchase price payable from the Transcontinental business exchange transaction as the payable will be settled by the Company with non-cash net assets of the Company's Canadian business. The Company believes that any cash payments to complete the sale will ultimately be immaterial. The Company announced on February 7, 2012, that it had received authorization by Canada's Competition Bureau to complete the sale of its Canadian operations to Transcontinental, which is expected to occur before March 31, 2012.

(8)
The contractual obligations table above does not include the share repurchase program as no repurchases are required under the program. See the "Share Repurchase Program" section above for further discussion, including the maximum potential cash payments under the program.

Critical Accounting Policies and Estimates

The Company's consolidated financial statements are prepared in accordance with GAAP. The Company's most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and which require the Company to make its most difficult and subjective estimates. Management is required to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company's management believes that such judgments and estimates are made with consistent and appropriate methods based on information available at the time, and that any reasonable deviation from those judgments and estimates would not have a material impact on the Company's consolidated financial position or results of operations. Actual results may differ from these estimates under different assumptions or conditions. To the extent that the estimates used differ from actual results, adjustments to the consolidated statements of operations and corresponding consolidated balance sheets would be necessary. These adjustments would be made in future statements.

The Company has identified the following as its critical accounting policies and estimates.

Revenue Recognition: The Company recognizes its printing revenues upon transfer of title and the passage of risk of loss, which is generally upon shipment to the customer. Under agreements with certain customers, products may be stored by the Company for future delivery. In these situations, the Company may receive warehouse management fees for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectability. Product returns are not significant because the majority of products are customized; however, the Company accrues for the estimated amount of customer allowances at the time of sale based on historical experience and known trends.

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

The Company also manufactures printing-related auxiliary equipment to ensure industry leading technology for its own printing operations as well as to sell to other businesses. Revenue is generally recognized for the equipment sales at time of shipment. Revenue from services related to the installation of equipment at customer sites are recognized upon completion of the installation. Payments can be received from customers during the manufacture of equipment and prior to shipment, or in the case of the installation services prior to completion of the installation. In all cases when payments are received in advance of meeting the applicable revenue recognition criteria, deferred revenue is recorded until the revenue recognition criteria are subsequently met.

Services account for greater than 10% of the Company's consolidated net sales; therefore, net sales and related costs of sales of products and services have been included as separate line items in the consolidated statements of operations in Item 8 of this Annual Report on Form 10-K.

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as a principal or net of related costs as an agent. Billings for third-party shipping and handling costs, primarily in the Company's logistics operations, and out-of-pocket expenses are recorded gross in net sales and cost of sales in the consolidated statements of operations in Item 8 of this Annual Report on Form 10-K. Many of the Company's operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper. Revenues for Company-supplied paper are recognized on a gross basis.

Impairment of Property, Plant and Equipment and Finite-lived Intangible Assets: The Company performs impairment evaluations of its long-lived assets, of which the most significant are property, plant and equipment and the customer relationship intangible assets recorded with the World Color Press acquisition, whenever business conditions, events or circumstances indicate that those assets may be impaired, including whether the estimated useful life of such long-lived assets may warrant revision or whether the remaining balance of an asset may not be recoverable. Assessing the impairment of long-lived assets requires the Company to make important estimates and assumptions, including, but not limited to, the expected future cash flows that the assets will generate, how the assets will be used based on the strategic direction, their remaining useful life and their residual value, if any. Considerable judgment is also applied in incorporating the potential impact of the current economic climate on customer demand and selling prices, the cost of production and the limited activity on secondary markets for the assets and on the cost of capital. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair value and a charge is recorded to current operations. The Company uses internal undiscounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. Based on the assessments completed in the year ended December 31, 2011, the Company recognized total fixed asset impairment charges of $13.8 million, of which $3.6 million was related to the closure of the Stillwater, Oklahoma plant and $10.2 million related to machinery and equipment at other facilities. In 2010, the Company recognized total impairment charges of $32.9 million, including $24.4 million, $6.4 million and $2.1 million, respectively, related to the plant closures in Pila, Poland, Reno, Nevada and Fredericksburg, Virginia. There were no impairment charges recorded during 2011 or 2010 for the customer relationship intangibles.

The Company continues to monitor groups of assets to identify any new events or changes in circumstances that could indicate that their carrying values are not recoverable, particularly in light of potential declines in profitability that may result from the highly competitive industry landscape and continued uncertainty in the global economy. In the event that there are significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers and/or changes in technology or markets, or that actual results differ from management's estimates, a provision for impairment could be required in a future period.

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

Accounting guidance requires that goodwill impairment is to be tested at the reporting unit level on at least an annual basis. Within its three reportable segments, the Company has identified four reporting units: (1) United States, (2) Canada, (3) Latin America and (4) Europe. As of December 31, 2011, the amount of goodwill included in continuing operations totaled $787.1 million, of which $757.4 million was allocated to the United States reporting unit and $29.7 million was allocated to the Latin America reporting unit. Goodwill allocated to the Canada reporting unit totaled $20.9 million at December 31, 2011 and was included within discontinued operations. The European reporting unit has no goodwill allocated to it.

The Company performs its annual goodwill impairment test as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A two-step method is used for determining goodwill impairment. In the first step, the Company compares the estimated fair value of each reporting unit with goodwill allocated to it to its carrying amount, including the goodwill. Fair value was determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. This fair value determination was categorized as Level 3 in the fair value hierarchy. If the carrying amount of such reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment charge. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of the goodwill, which is then compared to the corresponding carrying value of the goodwill to compute the goodwill impairment charge. The Company's methodologies for valuing goodwill are applied consistently on a year-over-year basis. The assumptions used in performing the 2011 impairment calculations were evaluated in light of market and business conditions. The Company continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units.

As discussed above, goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. One of these indicators is a change in business climate, which may be evidenced by, among other things, a decline in a company's market capitalization below book value. During the third quarter of 2011, the Company's stock price decreased such that the Company's market capitalization was less than the carrying value of its equity. As a result, the Company conducted an interim goodwill impairment assessment of the United States and Latin American reporting units which included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of August 31, 2011, the date of the interim assessment. The European reporting unit does not have any goodwill and the Canadian reporting unit was assessed separately for goodwill impairment as part of the pending sale of the Canadian operations.

In performing the interim impairment assessment as of August 31, 2011, fair value was determined using an equal weighting of both the income and market approaches. Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, and working capital levels, a weighted-average cost of capital of 10.2% for the United States reporting unit and 13.4% for the Latin America reporting unit and terminal value multiples. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples. Because the estimated fair value of each of the Company's United States and Latin American reporting units exceeded its carrying amount, management concluded that no impairment existed as of August 31, 2011.

In performing the Company's annual impairment assessment as of October 31, 2011, fair value was determined using an equal weighting of both the income and market approaches. Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, and working capital levels, a weighted average cost of capital of 10.0% for the United States reporting unit and 15.1% for the Latin America reporting unit and terminal value multiples. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples. Because the estimated fair value of each of the Company's United States and Latin American reporting units exceeded its carrying amount, management concluded that no impairment existed as of October 31, 2011. No additional indications of impairment have been identified between October 31, 2011 and December 31, 2011.

In addition, the Company performed a sensitivity analysis as of October 31, 2011 on the material assumptions used in the discounted cash flow valuation models for the three reporting units to which goodwill has been allocated. Further, in performing the annual goodwill impairment assessment, the percentage by which estimated fair value exceeded carrying value was more than 10% in both the United States and Latin America reporting units. Based on the goodwill impairment assessments through 2011, no goodwill impairment charge pertaining to goodwill from continuing operations has been required to be recorded. However, the Company recorded a $13.9 million goodwill impairment charge during the third quarter of 2011 for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican acquired from Transcontinental. The goodwill impairment loss is included in the loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2011.

During certain periods in 2011, the Company's market capitalization was below its book value. Accordingly, the Company monitors changes in the share price between annual impairment tests to ensure that the estimated fair value of the reporting units continues to exceed the carrying value of the net assets of the reporting units. A decline in market capitalization that corresponds to an overall deterioration in stock market conditions is considered to be less of an indicator of goodwill impairment than a unilateral decline in the Company market capitalization, which would reflect adverse changes in the Company's underlying operating performance, cash flows, financial condition and/or liquidity. In the event that the Company's market capitalization declines below its book value, the reason for the decline is considered when assessing whether a potential goodwill impairment exists. The Company believes that fluctuations in share price may not necessarily reflect underlying values.

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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of items reported in the financial statements. Under this method, deferred tax assets and liabilities are measured based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the effective date of enactment.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. This determination is based upon all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. The realization of deferred tax assets depends upon the Company's ability to generate future taxable income. The Company has recorded deferred tax assets related to domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period, and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded.

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

The determination of the Company's worldwide tax provision and related tax assets and liabilities requires the use of significant judgment, estimates, and the interpretation of complex tax laws. In the ordinary course of business, there are transactions and calculations where the final tax outcome is uncertain. While the Company believes it has the appropriate support for the positions taken, certain positions may be successfully challenged by taxing authorities. The Company applies the provisions of the authoritative guidance on accounting for uncertain tax positions to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions. The consolidated financial statements as of December 31, 2011 and 2010 reflect these tax positions. The determination of the Company's worldwide tax provision includes the impact of any changes to the amount of tax benefits recognized with respect to uncertain tax positions. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company's historical financial statements.

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

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs for each pension plan based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date. The weighted-average discount rate for the pension plans at December 31, 2011 was 4.7%, and for the postretirement benefit plans was 3.9%.

The Company employs a total return on investment approach for its pension plans whereby a diversified mix of equities and fixed income investments are used to maximize the long-term pension plan assets. The intent of this strategy is to outperform the growth in plan liabilities over the long run, such that plan contributions can be decreased, balanced with maintaining a lower degree of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. The target asset allocation is 65% equity, 35% fixed income. The actual asset allocation as of December 31, 2011 was approximately 64% equity, 35% debt securities and 1% other. The expected return on plan assets assumption at December 31, 2011 and 2010 was 6.5% for the Company's funded U.S. pension plans. Certain pension plans and all postretirement benefit plans are unfunded (those plans do not hold plan assets).

The health care cost trend rates used in valuing the Company's postretirement medical benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2011, the current weighted average health care cost trend rate assumption for the U.S. postretirement plans was 8.0% for both pre-age and post-age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 5.0%. A one percentage point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $1.6 million and increase the postretirement benefit service and interest cost components, net by $0.1 million. A one percentage point decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $1.4 million and decrease the postretirement benefit service and interest cost components, net by $0.1 million.

In addition, as a result of the acquisition of World Color Press, the Company participates in MEPPs. The Company records the required cash contributions to the MEPPs as expenses in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. Due to the significantly underfunded status of the MEPPs, at the time of the World Color Press acquisition the Company began the process to withdraw from all significant MEPPs and replace these benefits with a Company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the purchase price allocation process based on information received from the MEPP's trustees. The estimated withdrawal liability will be updated as new withdrawal liability projections are provided from each plan's trustees until the final withdrawal liability is determined and paid. The exact amount of its withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and timing of any triggering events and the funded status of the plans at that time.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on the disclosures about an employer's participation in MEPPs. This new guidance requires additional disclosures regarding the significant MEPPs in which an employer participates. This includes the level of an employer's contributions in MEPPs, and whether those contributions represent more than five percent of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant MEPPs including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The Company adopted this guidance effective December 31, 2011. The adoption of this guidance impacted the Company's disclosures and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company began the process of withdrawing from all significant MEPPs in 2010, and recorded an estimated $83.5 million withdrawal liability based on information provided by each plan's trustees.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. This new guidance gives entities, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Subsequently in December 2011, the FASB issued an update to the recently issued guidance on the presentation of comprehensive income. This update defers the effective date of the requirement to present on the face of the financial statements reclassification adjustments for each component of accumulated other comprehensive income. This guidance is effective retrospectively for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt the requirements of this guidance with retrospective application. Upon adoption of this guidance, the Company reported a separate consolidated statement of comprehensive income (loss) for all periods presented. The adoption of this guidance amended the presentation of the components of comprehensive income and did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued new guidance on fair value measurements. This new guidance amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between GAAP and International Financial Reporting Standards. This new guidance requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance is effective prospectively for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued new guidance on disclosures of supplementary pro forma information for business combinations. This new guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. The Company adopted this guidance effective January 1, 2011. The adoption of this guidance impacted the Company's disclosures and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of December 31, 2011, the Company had fixed rate debt and capital leases outstanding of $661.6 million at a current weighted average interest rate of 7.4% and variable rate debt outstanding of $808.9 million at a current weighted average interest rate of 3.0%. The variable rate debt outstanding at December 31, 2011 is primarily comprised of the $1.5 billion variable rate debt financing agreement entered into in July 2011, including $450.0 million outstanding on the $450.0 million term loan A, $198.6 million outstanding on the $200.0 million term loan B and $85.0 million outstanding on the $850.0 million revolving credit facility, as well as $72.6 million of international variable rate debt. The term loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage. At December 31, 2011, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.96% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at December 31, 2011 by approximately $20.0 million.

Foreign Currency Risk and Translation Exposure

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-U.S. subsidiaries and business units, fluctuations in such rates may affect the translation of these results into the Company's consolidated financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign exchange forward contracts to hedge the currency risk.

As further discussed in Note 3 to the consolidated financial statements, the Company entered into short-term foreign currency forward exchange contracts to hedge exchange rate exposure related to the 50.0 million Canadian dollar deposit related to the Transcontinental Mexico acquisition. Excluding this fair value hedge entered into specifically due to the unique Transcontinental Mexico acquisition, the Company's hedging operations have historically not been material, and gains or losses from these operations have not been material to the Company's results of operations, financial position or cash flows. The Company does not use derivative financial instruments for trading or speculative purposes.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $73.7 million as of December 31, 2011, and during the year ended December 31, 2011 the Company recorded provisions for doubtful accounts of $9.8 million, respectively.

The Company had a large, diverse customer base prior to the acquisition of World Color Press; however, the credit risk from customer concentration further decreased after the acquisition with the addition of new customers, geographies and products the Company now produces. The Company does not have a high degree of concentration with any single customer account. During the year ended December 31, 2011, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

Commodity Risk

The primary raw materials used by the Company are paper, ink and energy. At this time, the Company's supply of raw materials is readily available from numerous suppliers; however, based on market conditions, that could change in the future. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the purchase process.

The majority of paper used in the printing process is supplied directly by the Company's customers. For those customers that do not supply paper, the Company generally includes price adjustment clauses in sales contracts. The Company produces the majority of ink used in its print production. Raw materials for the ink manufacturing process are purchased externally from a variety of suppliers. The Company generally includes price adjustment clauses for ink and other critical raw materials in the printing process in its sales contracts.

The Company generally cannot pass on to customers the impact of higher electric and natural gas energy prices on its manufacturing costs, and increases in energy prices result in higher manufacturing costs for certain of its operations. The Company mitigates its risk through natural gas hedges when appropriate. In its logistic operations, however, the Company is able to pass a substantial portion of any increase in fuel prices directly to its customers.

As a result, management believes a hypothetical 10% change in the price of paper and other raw materials would not have a significant direct impact on the Company's consolidated annual results of operations or cash flows; however, significant increases in commodity pricing or tight supply could influence future customers' demand for printed products. Inflation has not had a significant impact on the Company historically.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2011. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present this information fairly when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

UNAUDITED INTERIM FINANCIAL INFORMATION
(In millions, except per share data)
	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Net sales(1)	$1,022.4	$977.2	$1,109.4	$1,215.6	$4,324.6
Operating income from continuing operations(1)	24.8	10.9	56.1	65.1	156.9

Net earnings (loss) from continuing operations(1)	3.0	(14.4)	(5.5)	8.9	(8.0)
Earnings (loss) from discontinued operations, net of tax(4)	(10.3)	4.2	(16.8)	(15.7)	(38.6)
Net loss	(7.3)	(10.2)	(22.3)	(6.8)	(46.6)
Net loss attributable to Quad/Graphics common shareholders(1)	(7.3)	(10.3)	(22.4)	(6.9)	(46.9)
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders
Continuing operations	0.07	(0.31)	(0.12)	0.19	(0.18)
Discontinued operations	(0.22)	0.09	(0.36)	(0.34)	(0.82)
Loss per diluted share attributable to Quad/Graphics common shareholders	(0.15)	(0.22)	(0.48)	(0.15)	(1.00)

Closing stock price high	45.12	42.78	39.10	20.70	45.12
Closing stock price low	41.75	38.01	18.00	12.63	12.63
Closing stock price at quarter-end	42.54	38.86	18.07	14.34	14.34

2010
Net sales(1)	$403.6	$394.3	$1,129.1	$1,258.8	$3,185.8
Operating income (loss) from continuing operations(1)	4.0	(23.7)	(2.4)	83.7	61.6

Net earnings (loss) from continuing operations(1)	(8.5)	(35.6)	(230.3)	29.0	(245.4)
Loss from discontinued operations, net of tax(4)	—	—	(2.1)	(2.5)	(4.6)
Net earnings (loss)	(8.5)	(35.6)	(232.4)	26.5	(250.0)
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	(8.5)	(35.7)	(232.5)	26.6	(250.1)
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders(2)
Continuing operations(2)	(0.30)	(1.27)	(4.97)	0.60	(6.55)
Discontinued operations(2)	—	—	(0.04)	(0.05)	(0.12)
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders(2)	(0.30)	(1.27)	(5.01)	0.55	(6.67)

Closing stock price high(3)	N/A	N/A	48.80	46.33	48.80
Closing stock price low(3)	N/A	N/A	40.27	41.25	40.27
Closing stock price at quarter-end(3)	N/A	N/A	46.72	41.26	41.26
_________________________________________________

(1)	Reflects results of acquired businesses from the relevant acquisition dates.

(2)	Full-year amounts do not equal the sum of the quarters due to rounding and the 18.7 million increase in class A common shares on July 2, 2010 as a result of the World Color Press acquisition.

(3)	On July 6, 2010, the Company's class A stock commenced trading on the NYSE. Prior to that time, there was no trading value for the Company's class A stock.

(4)
The results of operations of the Company's Canadian operations are included in the loss from discontinued operations (see Note 4, "Discontinued Operations," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K). The Company's Canadian operations were originally acquired by the Company as part of the World Color Press acquisition on July 2, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quad/Graphics, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), redeemable equity, common stock and other equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quad/Graphics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quad/Graphics, Inc. and subsidiaries:

We have audited the internal control over financial reporting of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph related to the Company changing its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which has been applied retrospectively to all periods presented.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 29, 2012

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales
Products	$3,825.6	$2,813.7	$1,574.2
Services	499.0	372.1	214.3
Total net sales	4,324.6	3,185.8	1,788.5

Cost of sales
Products	2,921.7	2,131.1	1,129.3
Services	380.4	275.2	144.9
Total cost of sales	3,302.1	2,406.3	1,274.2

Selling, general and administrative expenses	407.0	303.0	194.0
Depreciation and amortization	344.6	267.4	196.7
Restructuring, impairment and transaction-related charges	114.0	147.5	11.2
Total operating expenses	4,167.7	3,124.2	1,676.1

Operating income from continuing operations	156.9	61.6	112.4

Interest expense	108.0	92.9	64.1
Loss on debt extinguishment	34.0	—	—

Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entities	14.9	(31.3)	48.3

Income tax expense	26.0	223.2	1.5

Earnings (loss) from continuing operations before equity in earnings of unconsolidated entities	(11.1)	(254.5)	46.8

Equity in earnings of unconsolidated entities	3.1	9.1	6.3

Net earnings (loss) from continuing operations	$(8.0)	$(245.4)	$53.1

Loss from discontinued operations, net of tax	(38.6)	(4.6)	—

Net earnings (loss)	$(46.6)	$(250.0)	$53.1

Net earnings attributable to noncontrolling interests	(0.3)	(0.1)	(0.3)

Net earnings (loss) attributable to Quad/Graphics common shareholders	$(46.9)	$(250.1)	$52.8

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$(0.18)	$(6.55)	$1.87
Discontinued operations	(0.82)	(0.12)	—
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$(1.00)	$(6.67)	$1.87

Diluted:
Continuing operations	$(0.18)	$(6.55)	$1.81
Discontinued operations	(0.82)	(0.12)	—
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$(1.00)	$(6.67)	$1.81

Weighted average number of common shares outstanding:
Basic	47.1	37.5	28.3
Diluted	47.1	37.5	29.2

Amounts attributable to Quad/Graphics common shareholders:
Earnings (loss) from continuing operations	$(8.3)	$(245.5)	$52.8
Loss from discontinued operations	(38.6)	(4.6)	—
Earnings (loss) attributable to Quad/Graphics common shareholders	$(46.9)	$(250.1)	$52.8
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2011	2010	2009
Net earnings (loss)	$(46.6)	$(250.0)	$53.1
Other comprehensive income (loss)
Currency translation adjustments	(26.2)	(2.8)	6.7
Translation of long-term loans to foreign subsidiaries	0.1	7.0	(2.3)
Reclassification adjustment for gain on cash flow hedge included in net earnings	—	—	2.5
Pension and other postretirement benefit plans:
Prior service credit arising during period	—	19.7	—
Net (loss) gain arising during period	(110.5)	62.5	—
Amortization of prior service credit included in net loss	(3.5)	—	—
Amortization of net actuarial loss included in net loss	0.4	—	—
Plan curtailments included in net loss	11.8	—	—
Pension and other postretirement benefit plans, net	(101.8)	82.2	—

Other comprehensive income (loss), before tax	(127.9)	86.4	6.9

Income tax benefit (expense) related to items of other comprehensive income (loss)	37.5	(30.0)	—

Other comprehensive income (loss), net of tax	(90.4)	56.4	6.9

Total comprehensive income (loss)	(137.0)	(193.6)	60.0

Less: comprehensive income attributable to noncontrolling interests	—	(0.4)	(0.3)

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(137.0)	$(194.0)	$59.7

See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$25.6	$20.5
Receivables, less allowances for doubtful accounts of $73.7 at December 31, 2011 and $85.5 at December 31, 2010	656.1	786.4
Inventories	249.5	247.4
Prepaid expenses and other current assets	142.3	64.3
Deferred income taxes	86.7	76.8
Short-term restricted cash	8.5	16.0
Current assets of discontinued operations (Note 4)	72.6	—

Total current assets	1,241.3	1,211.4

Property, plant and equipment—net	2,123.3	2,317.8
Goodwill	787.1	814.7
Other intangible assets—net	295.6	368.3
Long-term restricted cash	67.4	84.5
Equity method investments in unconsolidated entities	69.4	82.5
Other long-term assets	46.2	67.8
Long-term assets of discontinued operations (Note 4)	104.9	—

Total assets	$4,735.2	$4,947.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$301.9	$332.4
Amounts owing in satisfaction of bankruptcy claims	19.5	26.1
Accrued liabilities	393.9	427.1
Purchase price payable on business exchange transaction (Note 3)	62.4	—
Short-term debt and current portion of long-term debt	82.1	102.6
Current portion of capital lease obligations	20.7	14.5
Current liabilities of discontinued operations (Note 4)	48.4	—

Total current liabilities	928.9	902.7

Long-term debt	1,342.8	1,418.4
Unsecured notes to be issued	38.7	52.5
Capital lease obligations	24.9	43.2
Deferred income taxes	471.9	433.8
Other long-term liabilities	521.5	603.8
Long-term liabilities of discontinued operations (Note 4)	99.6	—

Total liabilities	3,428.3	3,454.4

Commitments and contingencies (Note 13)

Redeemable equity (Note 23)	3.5	10.6

Quad/Graphics common stock and other equity (Note 23)
Preferred stock, $0.01 par value; Authorized: 0.5 million shares; Issued: None	—	—
Common stock, Class A, $0.025 par value; Authorized: 80.0 million shares; Issued: 40.0 million shares at December 31, 2011 and 2010	1.0	1.0
Common stock, Class B, $0.025 par value; Authorized: 80.0 million shares; Issued: 15.0 million shares at December 31, 2011 and 2010	0.4	0.4
Common stock, Class C, $0.025 par value; Authorized: 20.0 million shares; Issued: 0.2 million shares at December 31, 2011 and 2010	—	—
Additional paid-in capital	984.2	1,002.0
Treasury stock, at cost, 8.6 million shares at December 31, 2011 and 8.4 million shares at December 31, 2010	(295.4)	(295.7)
Retained earnings	650.2	720.9
Accumulated other comprehensive income (loss)	(37.7)	52.7

Quad/Graphics common stock and other equity	1,302.7	1,481.3

Noncontrolling interests	0.7	0.7

Total common stock and other equity and noncontrolling interests	1,303.4	1,482.0

Total liabilities and shareholders' equity	$4,735.2	$4,947.0
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net earnings (loss)	$(46.6)	$(250.0)	$53.1
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	353.0	274.5	196.7
Impairment and other non-cash integration charges	27.7	44.4	—
Amortization of debt issuance costs	8.6	5.9	—
Loss on debt extinguishment	34.0	—	—
Stock-based compensation charges	14.9	5.1	4.4
Gain on casualty insurance claim	—	(7.1)	(12.2)
(Gain) loss on sales or disposal of property, plant and equipment	(0.7)	0.5	0.8
Deferred income taxes	36.5	192.6	0.7
Equity in earnings of unconsolidated entities	(3.1)	(9.1)	(6.3)
Dividends from unconsolidated entities	7.5	4.7	6.0
Changes in operating assets and liabilities—net of acquisitions:
Receivables	82.9	(116.6)	78.3
Inventories	(2.5)	(16.6)	14.7
Prepaid expenses and other current assets	(33.6)	17.8	1.9
Accounts payable and accrued liabilities	(96.9)	(11.5)	(90.0)
Other	(10.6)	18.2	(5.7)
Net cash provided by operating activities	371.1	152.8	242.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(168.3)	(112.6)	(87.8)
Net proceeds from casualty insurance	—	3.3	19.2
Proceeds from the sale of property, plant and equipment	16.0	19.7	0.4
Transfers from (to) restricted cash	24.6	(38.5)	—
Deposit made related to business exchange transaction (Note 3)	(50.8)	—	—
Acquisition of businesses—net of cash acquired	(5.8)	10.0	—
Net cash used in investing activities	(184.3)	(118.1)	(68.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	649.0	689.2	—
Payments of long-term debt	(759.7)	(514.9)	(43.4)
Payments of capital lease obligations	(15.6)	(26.3)	(7.1)
Borrowings on revolving credit facilities	896.4	837.0	563.0
Payments on revolving credit facilities	(879.6)	(806.4)	(660.4)
Payment of debt issuance costs	(11.5)	(45.8)	—
Bankruptcy claim payments on unsecured notes to be issued	(13.8)	—	—
Proceeds from issuance of common stock	1.6	1.1	1.1
Purchase of treasury stock	(8.2)	—	(13.1)
Tax benefit on exercise of stock options	0.9	—	—
Payment of cash distributions	—	(140.0)	—
Payment of cash dividends	(28.2)	(14.0)	(14.1)
Payment of tax distributions	(4.8)	(10.0)	(10.6)
Net cash used in financing activities	(173.5)	(30.1)	(184.6)
Effect of exchange rates on cash and cash equivalents	(8.2)	7.0	0.5
Net increase (decrease) in cash and cash equivalents	5.1	11.6	(9.9)
Cash and cash equivalents at beginning of period	20.5	8.9	18.8
Cash and cash equivalents at end of period	$25.6	$20.5	$8.9

SUPPLEMENTAL NON-CASH DISCLOSURE
Acquisition of noncontrolling interest	$—	$—	$8.9
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$94.4	$80.2	$64.6
Income taxes paid (received)	18.7	13.0	(1.5)
Acquisitions of businesses (Note 3):
Fair value of assets acquired, net of cash	$68.0	$2,009.6
Liabilities assumed	(15.5)	(1,877.3)
Goodwill	11.1	773.7
Net equity issued for acquisition of businesses	—	(916.0)
Purchase price payable on business exchange transaction	(62.4)	—
Fair value of assets acquired, net of cash, other acquisitions	4.6	—
Acquisition of businesses—net of cash acquired	$(5.8)	$10.0
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY, COMMON STOCK
AND OTHER EQUITY AND NONCONTROLLING INTERESTS
(in millions)

			Quad/Graphics Common Stock and Other Equity
									Accumulated Other Comprehensive Income (Loss)	Quad/Graphics Common Stock and Other Equity
	Redeemable Equity		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings			Noncontrolling Interests
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2009	4.5	$166.5	32.3	$0.8	$92.4	(8.5)	$(298.2)	$961.1	$(10.6)	$745.5	$—
Net earnings	—	—	—	—	—	—	—	52.8	—	52.8	0.3
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4.4	4.4	—
Unrealized gain on cash flow hedges	—	—	—	—	—	—	—	—	2.5	2.5	—
Cash dividends declared	—	(1.8)	—	—	—	—	—	(12.3)	—	(12.3)	—
Tax distributions dividends declared	—	—	—	—	—	—	—	(18.0)	—	(18.0)	—
Purchase of treasury stock	—	—	—	—	—	(0.4)	(13.1)	—	—	(13.1)	—
Elimination of redemption features	(1.1)	(35.1)	1.1	—	—	—	—	35.1	—	35.1	—
Stock-based compensation charges	—	4.4	—	—	—	—	—	—	—	—	—
Sale of stock for options exercised	0.2	1.1	(0.2)	—	(5.7)	0.2	6.8	(1.1)	—	—	—
Increase in redemption value of redeemable equity	—	6.4	—	—	—	—	—	(6.4)	—	(6.4)	—
Acquisition of noncontrolling interest	—	—	—	—	(8.9)	—	—	—	—	(8.9)	—
Balance at December 31, 2009	3.6	$141.5	33.2	$0.8	$77.8	(8.7)	$(304.5)	$1,011.2	$(3.7)	$781.6	$0.3
Net earnings (loss)	—	—	—	—	—	—	—	(250.1)	—	(250.1)	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4.2	4.2	0.3
Cash distribution from World Color Press acquisition	—	(3.7)	—	—	—	—	—	(136.3)	—	(136.3)	—
Cash dividends declared	—	(1.8)	—	—	—	—	—	(12.2)	—	(12.2)	—
Tax distributions dividends declared	—	—	—	—	—	—	—	(5.2)	—	(5.2)	—
Elimination of redemption features	(3.3)	(129.9)	3.3	—	14.4	—	—	115.5	—	129.9	—
Stock-based compensation charges	—	2.5	—	—	2.6	—	—	—	—	2.6	—
Sale of stock for options exercised	—	0.2	—	—	(3.2)	0.1	3.0	(0.2)	—	(0.4)	—
Increase in redemption value of redeemable equity	—	1.8	—	—	—	—	—	(1.8)	—	(1.8)	—
Tax benefit from stock options	—	—	—	—	0.8	—	—	—	—	0.8	—
Issuance of stock for acquisition of businesses	—	—	18.7	0.6	909.6	0.2	5.8	—	—	916.0	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	52.2	52.2	—
Balance at December 31, 2010	0.3	$10.6	55.2	$1.4	$1,002.0	(8.4)	$(295.7)	$720.9	$52.7	$1,481.3	$0.7
Net earnings (loss)	—	—	—	—	—	—	—	(46.9)	—	(46.9)	0.3
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(26.1)	(26.1)	(0.3)
Cash dividends declared	—	(0.3)	—	—	—	—	—	(27.9)	—	(27.9)	—
Tax distributions dividends declared	—	—	—	—	—	—	—	(2.7)	—	(2.7)	—
Stock option termination	—	—	—	—	(25.1)	—	—	—	—	(25.1)
Stock-based compensation charges	—	—	—	—	14.9	—	—	—	—	14.9	—
Sale of stock for options exercised	—	—	—	—	(3.9)	0.1	3.9	—	—	—	—
Issuance of restricted stock and deferred stock units	—	—	—	—	(4.6)	0.1	4.6	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(0.4)	(8.2)	—	—	(8.2)	—
Decrease in redemption value of redeemable equity	—	(6.8)	—	—	—	—	—	6.8	—	6.8	—
Tax benefit from stock options	—	—	—	—	0.9	—	—	—	—	0.9	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	(64.3)	(64.3)	—
Balance at December 31, 2011	0.3	$3.5	55.2	$1.4	$984.2	(8.6)	$(295.4)	$650.2	$(37.7)	$1,302.7	$0.7
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

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of operations and accounts of businesses acquired are included in the consolidated financial statements from the dates of acquisition (see Note 3). Investments in entities where the Company has both the ability to exert significant influence but not control and an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting. Intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations—The results of operations of the Company's Canadian operations (with the exception of the Company's Vancouver, British Columbia facility) have been reported as discontinued operations for all periods presented. The corresponding Canadian assets and liabilities have been reclassified in accordance with the authoritative literature on assets held for sale as of December 31, 2011, but were not reclassified as of December 31, 2010. As a result, the consolidated balance sheets and related footnotes are not comparable between periods. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Canadian discontinued operations. See Note 3 and Note 4 for information about the Company's pending sale of the Canadian operations.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of redeemable equity, common stock and other equity and noncontrolling interests while transaction gains and losses are recorded in selling, general and administrative expenses on the consolidated statements of operations. The Company's international operations are conducted in Europe through Quad/Winkowski Sp. Z o.o. ("Quad/Winkowski"), as well as in the following Latin American countries: Argentina, Brazil, Chile, Colombia, Mexico and Peru. The Company owns 85% of certain operations in Argentina, consolidates those amounts into the Company's consolidated financial statements and presents the 15% not owned by the Company as noncontrolling interest. The Company owns 49% of certain operations in Brazil and 50% of the operations in Chile, and accounts for those entities using the equity method of accounting (see Note 11 for further discussion). There are no other significant noncontrolling interests or unconsolidated entities.

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

Revenue Recognition—The Company recognizes its printing revenues upon transfer of title and the passage of risk of loss, which is generally upon shipment to the customer. Under agreements with certain customers, products may be stored by the Company for future delivery. In these situations, the Company may receive warehouse management fees for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectibility. Product returns are not significant because the majority of products are customized; however, the Company accrues for the estimated amount of customer allowances at the time of sale based on historical experience and known trends.

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

The Company also manufactures printing-related auxiliary equipment to ensure industry leading technology for its own printing operations, as well as to sell to other businesses. Revenue is generally recognized for the equipment sales at time of shipment. Revenue from services related to the installation of equipment at customer sites are recognized upon completion of the installation. Payments can be received from customers during the manufacture of equipment and prior to shipment or in the case of the installation services prior to completion of the installation. In all cases when payments are received in advance of meeting the applicable revenue recognition criteria, deferred revenue is recorded until the criteria are subsequently met.

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

Derivative instruments are recorded on the consolidated balance sheets as either assets or liabilities measured at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged item affects earnings.

The ineffective portions of the changes in the fair value of hedges are recognized in earnings. Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the consolidated statements of cash flows in the same category as the item being hedged.

Fair Value Measurement—The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements on a recurring basis. Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.

Research and development—Research and development costs related to the development of new products or the adaptation of existing products are expensed as incurred, included in cost of sales and totaled $16.9 million, $17.3 million and $14.3 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Receivables—Receivables are stated net of allowances for doubtful accounts. No single customer comprised more than 10% of the Company's consolidated net sales in 2011, 2010 or 2009 or 10% of the Company's consolidated accounts receivable as of December 31, 2011 or 2010. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company's historical collection experience.

Inventories—Inventories include material, labor, and plant overhead and are stated at the lower of cost or market. The Company also maintains inventory reserves for excess and obsolete inventories determined in part by future demand forecasts. At December 31, 2011 and 2010, all inventories were valued using the first-in, first-out ("FIFO") method.

Property, plant and equipment—Property, plant and equipment are recorded at cost, and are depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. Major improvements that extend the useful lives of existing assets are capitalized and charged to the asset accounts. Repairs and maintenance, which do not improve or extend the useful lives of the respective assets, are expensed as incurred. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset.

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

Goodwill and Indefinite-lived Intangible Assets—Goodwill and indefinite-lived intangible assets are reviewed annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit's fair value estimated based on comparable company market valuations and/or expected future discounted cash flows to be generated by the reporting unit to its carrying value. If the carrying value exceeds the reporting unit's fair value, the Company performs a fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified. See Note 6 for further discussion.

Income Taxes—In connection with the July 2, 2010 acquisition of World Color Press Inc. ("World Color Press") and the public registration of the Quad/Graphics class A stock, the Company changed the tax status of remaining entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). From that point forward, the Company is subject to federal and state income taxes.

Prior to July 2, 2010, the majority of entities within the Company's structure were an S corporation. As an S corporation, the Company was contractually required under a shareholders' agreement to pay tax distributions to shareholders in connection with the Company's election to be taxed as an S corporation. Certain entities, representing less than 5% of the Company's book and taxable income, were C corporations for administrative and legal purposes. The C corporations are taxable at a legal entity level. Also, certain states impose entity level taxes on the S corporations. The Company has recorded deferred income taxes on temporary differences in the financial reporting and income tax basis of certain assets and liabilities at

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

applicable income tax rates for those entities which are subject to tax at the entity level.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of items reported in the financial statements. Under this method, deferred tax assets and liabilities are measured based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the effective date of enactment.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. This determination is based upon all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. If the Company determines the deferred income tax assets will be realized in the future in excess of their net recorded amount, then an adjustment to a valuation allowance will be made, which would reduce the Company's provision for income taxes.

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

In addition, as a result of the acquisition of World Color Press, the Company participated in six union multiemployer pension plans ("MEPPs"). The Company records the required cash contributions to the MEPPs as expenses in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. Due to the significantly underfunded status of the MEPPs, at the time of the World Color Press acquisition the Company began the process to withdraw from all significant MEPPs and replace these benefits with a Company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the purchase price allocation process based on information received from the MEPP's trustees. The estimated withdrawal liability will be updated as new withdrawal liability projections are provided from each plan's trustees until the final withdrawal liability is determined and paid. The exact amount of its withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and timing of any triggering events and the funded status of the plans at that time. See Note 20 for further discussion.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Stock-Based Compensation—The Company recognizes stock-based compensation expense over the vesting period for all stock-based awards made to employees and directors based on the fair value of the instrument at the time of grant.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of unrecognized actuarial gains and losses and prior service costs for pension and postretirement plans and foreign currency translation adjustments and is presented in the consolidated statements of redeemable equity, common stock and other equity and noncontrolling interests. The components of accumulated other comprehensive income (loss) consist of the following at December 31, 2011, 2010 and 2009:

	2011	2010	2009
Translation adjustments	$(25.6)	$0.5	$(3.7)
Pension and other postretirement benefit liability adjustments, net of tax of $7.5 million, $(30.0) million and $0 at December 31, 2011, 2010 and 2009, respectively	(12.1)	52.2	—
Accumulated other comprehensive income (loss)	$(37.7)	$52.7	$(3.7)

Transaction gains and losses are included in selling, general and administrative expenses in the consolidated statements of operations. Foreign exchange transactions resulted in losses of $4.5 million in 2011, $6.8 million in 2010 and $3.0 million in 2009.

Note 2. New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on the disclosures about an employer's participation in MEPPs. This new guidance requires additional disclosures regarding the significant MEPPs in which an employer participates. This includes the level of an employer's contributions in the MEPPs, and whether those contributions represent more than five percent of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant MEPPs including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The Company adopted this guidance effective December 31, 2011. The adoption of this guidance impacted the Company's disclosures and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company began the process of withdrawing from all significant MEPPs in 2010, and recorded an estimated $83.5 million withdrawal liability based on information provided by each plan's trustees.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. This new guidance gives entities, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Subsequently in December 2011, the FASB issued an update to the recently issued guidance on the presentation of comprehensive income. This update defers the effective date of the requirement to present on the face of the financial statements reclassification adjustments for each component of accumulated other comprehensive income. This guidance is effective retrospectively for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt the requirements of this guidance with retrospective application. Upon adoption of this guidance, the Company reported a separate consolidated statement of comprehensive income (loss) for all periods presented. The adoption of this guidance amended the presentation of the components of comprehensive income and did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

In May 2011, the FASB issued new guidance on fair value measurements. This new guidance amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between GAAP and International Financial Reporting Standards. This new guidance requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance is effective prospectively for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued new guidance on disclosures of supplementary pro forma information for business combinations. This new guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. The Company adopted this guidance effective January 1, 2011. The adoption of this guidance impacted the Company's disclosures and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3. Acquisitions

2011 Acquisitions

On July 12, 2011, the Company and Transcontinental Inc. ("Transcontinental") entered into a definitive agreement whereby Quad/Graphics acquired 100% of Transcontinental's Mexican operations in exchange for the Company's Canadian operations (with the exception of the Company's Vancouver, British Columbia facility). Transcontinental's Mexican operations printed magazines, catalogs, retail inserts, books and other printed materials, and employed approximately 900 people among its three facilities in Azcapotzalco, Toluca and Xochimilco, Mexico. The Transcontinental Mexican operations are included within the International segment.

The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011. The Company's determination of the acquired operations' fair value as of December 31, 2011, was $63.6 million. As a component of the purchase price, the terms of the definitive agreement require cash consideration to be paid monthly to Transcontinental for the period between the acquisition of Transcontinental's Mexican operations and the completion of the sale of the Company's Canadian operations. The Company has estimated these payments will total $3.3 million, of which $1.2 million has been paid to Transcontinental as of December 31, 2011, and $2.1 million will be paid in 2012. The remaining $62.4 million purchase price payable in the December 31, 2011 consolidated balance sheet will be settled by the Company with the non-cash net assets of the Company's Canadian business and the $2.1 million in 2012 cash payments.

In connection with the acquisition of Transcontinental's Mexican operations, the definitive agreement required the Company to deposit 50.0 million Canadian dollars with Transcontinental until the Canadian operations sale is completed. On February 7, 2012, the Company announced that it has been authorized by Canada's Competition Bureau to complete the sale of its Canadian operations to Transcontinental. As the Canada Competition Bureau has authorized the closing to proceed, the Company expects to be refunded the 50.0 million Canadian dollar deposit upon the close of the transaction. The Company expects the sale to be completed before March 31, 2012. At December 31, 2011, the deposit was classified in prepaid expenses and other current assets in the consolidated balance sheet.

The Company elected to hedge foreign currency exchange rate exposure related to the 50.0 million Canadian dollar deposit by entering into short-term foreign currency forward exchange contracts. The Company intends to continue using rolling short-term forward exchange contracts pertaining to this foreign currency denominated deposit as a fair value hedge until the close of the sale of the Canadian discontinued operations. During the year ended December 31, 2011, $0.5 million of unrealized mark-to-market loss and $2.2 million of realized mark-to-market gain on the derivative contracts were offset by the $1.7 million transaction loss on translation of the foreign currency denominated deposit within selling, general and administrative expenses. The fair value determination of the foreign currency forward exchange contracts was categorized as Level 2 in the fair value hierarchy (see Note 18 for the definition of Level 2 inputs).

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

This acquisition was accounted for using the acquisition method of accounting under existing GAAP. As of December 31, 2011, the Canadian transaction had not yet closed, therefore the Company recorded a preliminary allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the acquisition date. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation
Accounts receivable	$15.3
Other current assets	11.9
Property, plant and equipment	35.7
Identifiable intangible assets	4.6
Other long-term assets	0.5
Accounts payable and accrued liabilities	(14.9)
Other long-term liabilities	(0.6)
Goodwill	11.1
Preliminary purchase price	$63.6

The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The preliminary purchase price of $63.6 million was estimated by utilizing a discounted cash flow model, following an income approach that incorporates various assumptions including expected future revenue growth, profit margins, capital expenditures, working capital levels and a weighted-average cost of capital. The nonrecurring fair value measurement was classified as Level 3 in the valuation hierarchy (see Note 18 for the definition of Level 3 inputs). Purchased identifiable intangible assets will be amortized on a straight-line basis over six years. The results of operations of the acquired business have been included since the respective dates of acquisition in the accompanying consolidated financial statements. Pro forma information related to the acquisition is not included because the impact on the Company's consolidated results of operations is considered to be immaterial. The Company expects to complete the purchase price allocation during 2012 upon the completion of the sale of the Canadian operations.

2010 Acquisitions

On February 28, 2010, the Company acquired a 47% interest in HGI Company, LLC ("HGI"), a Wisconsin-based commercial printer for $10.0 million. On October 29, 2010, the Company purchased the remaining 53% of HGI's equity to increase the Company's ownership to 100% for $5.1 million in cash and $7.4 million in Company stock. The total purchase price for HGI was $22.5 million. The Company also assumed $12.8 million of debt. This was accounted for using the acquisition method of accounting under existing GAAP. HGI specializes in short to medium-run books, manuals, directories, publications, marketing collateral and in-store/point-of-purchase materials. HGI is included within the North America Print and Related Services segment. HGI was accounted for using the equity method of accounting from February 28, 2010 until October 29, 2010 and was then consolidated subsequent to October 29, 2010 upon acquiring 100% ownership.

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

Concurrent with the closing of the acquisition, Quad/Graphics received a $250.0 million advance from its then existing revolving credit facility and $689.2 million from the term loan portion of the Company's former $1.23 billion debt financing agreement. These amounts, as well as Quad/Graphics and World Color Press cash, were used on July 2, 2010 to fund:

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

(4)	The pro forma amounts were restated to exclude the Canadian discontinued operations (see Note 4).

	Year Ended December 31,
	2011	2010
	(actual)	(pro forma)
Pro forma net sales	$4,324.6	$4,398.7
Pro forma net loss from continuing operations attributable to common shareholders	(8.3)	(212.7)
Pro forma diluted loss per share from continuing operations attributable to common shareholders	(0.18)	(4.54)

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

Purchase Price Allocation
Cash and cash equivalents	$114.6
Other current assets	629.4
Property, plant and equipment	843.0
Identifiable intangible assets	386.7
Other long-term assets	124.7
Current liabilities	(527.8)
Long-term debt and long-term capital lease obligations	(499.1)
Long-term deferred income taxes, net	(162.0)
Pension and postretirement obligations	(526.2)
Other long-term liabilities	(138.3)
Goodwill	756.9
Purchase price	$1,001.9

The allocation of the purchase price is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The Company completed the purchase price allocation during 2011 and such allocation was recorded in the North America Print and Related Services segment and the International Segment. The historical World Color Press United States and Canadian operations that will be retained after the sale of certain Canadian operations to Transcontinental (see above and Note 4) are included within the North American Print and Related Services segment. The historical World Color Press Latin American operations are included within the International segment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 4. Discontinued Operations

As discussed in Note 3, on July 12, 2011, the Company and Transcontinental entered into a definitive agreement whereby, among other things, Transcontinental agreed to acquire the Company's Canadian operations (with the exception of the Company's Vancouver, British Columbia facility). As part of the transaction, Transcontinental will assume pension and post-retirement obligations pertaining to the Canadian employees. Quad/Graphics employs approximately 1,500 people among its seven facilities being sold to Transcontinental, which are located in Aurora, Concord and Markham, Ontario; LaSalle and Montreal, Quebec; Edmonton, Alberta and Dartmouth, Nova Scotia.

As of December 31, 2011, the sale of the Company's Canadian operations remained subject to customary regulatory clearances, including clearance under the Canadian Competition Act. On February 7, 2012, the Company announced that it has been authorized by Canada's Competition Bureau to complete the sale of its Canadian operations to Transcontinental. The Company expects the sale to be completed before March 31, 2012.

The following table summarizes the results of operations of the Canadian operations, which are included in the loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2011, and 2010 (the results for 2010 are only from July 2, 2010 to December 31, 2010 as that is the period of time the Company owned the Canadian operations):

	2011	2010
Total net sales	$343.9	$205.9

Loss from discontinued operations before income taxes	(34.2)	(4.6)
Income tax expense	4.4	—
Loss from discontinued operations, net of tax	$(38.6)	$(4.6)

The Company continued to execute restructuring events related to plant closures, workforce reductions and other restructuring initiatives, as well as transaction costs related to the sale of the Canadian operations. Due to these initiatives, the Company has recognized $45.1 million and $15.0 million in restructuring, impairment and transaction-related costs for the years ended December 31, 2011 and 2010, respectively, within discontinued operations in the consolidated statements of operations. The 2011 restructuring expense included a $17.9 million charge to recognize a pension curtailment loss and a $13.9 million goodwill impairment charge in the third quarter of 2011 for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican net assets acquired from Transcontinental.

Due to the year-end benefit plan actuarial valuation, the Canadian pension liability increased $34.6 million at December 31, 2011, and as a result the net assets of the Canadian operations to be sold decreased below the fair value of the Mexican operations acquired.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table summarized the current and non-current assets and liabilities held for sale of the discontinued Canadian operations included in the consolidated balance sheet at December 31, 2011:

December 31, 2011
Receivables—net	$64.1
Inventories	7.5
Prepaid expenses and other current assets	1.0
Current assets of discontinued operations	72.6

Property, plant and equipment—net	71.8
Goodwill	20.9
Other intangible assets—net	12.2
Long-term assets of discontinued operations	104.9

Total assets	$177.5

Accounts payable	$15.0
Accrued liabilities	33.4
Current liabilities of discontinued operations	48.4

Other long-term liabilities	99.6
Long-term liabilities of discontinued operations	99.6

Total liabilities	$148.0

Net assets of discontinued operations	$29.5

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the years ended December 31, 2011, 2010 and 2009 as follows:

	2011	2010	2009
Employee terminations	$29.5	$26.7	$10.1
Impairment charges	13.8	32.9	—
Transaction-related charges	2.9	41.0	—
Integration costs	45.7	27.8	—
Other restructuring charges	22.1	19.1	1.1
Total	$114.0	$147.5	$11.2

The Company's restructuring actions from the July 2, 2010 World Color Press acquisition through December 31, 2011 have resulted in approximately 6,200 gross full-time equivalent positions eliminated (approximately 4,500 net positions eliminated, after considering job additions related to work transferred to other facilities) related to 12 plant closures and other workforce reductions announced through the fourth quarter of 2011. Approximately 600 of these reductions and two of the plant closures relate to restructuring activities completed in Canada prior to the pending sale of the Canadian operations to Transcontinental.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

For restructuring, impairment and transaction-related charges by segment, see Note 24.

2011 Restructuring, Impairment and Transaction-Related Charges

For the year ended December 31, 2011, the Company recorded: (1) $29.5 million of employee termination costs for plant closures and other workforce reduction initiatives, (2) $13.8 million of impairment charges related to the closure of the Stillwater, Oklahoma plant as well as for machinery and equipment at other facilities, (3) $2.9 million of transaction costs incurred primarily in connection with the transaction with Transcontinental (see Note 3), (4) $45.7 million of World Color Press integration costs and (5) $22.1 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges. The $45.7 million of integration costs recognized during the year ended December 31, 2011 includes $6.4 million of stock based compensation expense related to the termination and liquidation of stock options and the grant of new options (see Note 22). Integration costs were partially offset by a $15.6 million gain on the collection of a note receivable from the June 2008 sale of World Color Press' European operations.

On October 17, 2011, the Company announced the closure of the Richmond, Virginia and Stillwater, Oklahoma plants. As part of the closure of the Richmond plant, the Company recognized $2.0 million of employee termination costs and $0.1 million of other restructuring costs during the year ended December 31, 2011. As part of the closure of the Stillwater plant, the Company recognized $1.3 million of employee termination costs and $3.6 million of impairment charges during the year ended December 31, 2011. The Company expects to incur additional restructuring charges for the Richmond and Stillwater plant closures in the future.

On April 18, 2011, the Company announced the closure of the Buffalo, New York plant. As part of the closure, the Company recognized $1.7 million of employee termination costs and $2.4 million of other restructuring charges related to equipment removal costs and facility carrying costs for the year ended December 31, 2011. Restructuring costs were partially offset by a postretirement benefit obligation curtailment gain of $7.0 million. The Company expects to incur additional restructuring charges for the Buffalo plant closure in the future.

On March 15, 2011, the Company announced the closure of the Mt. Morris, Illinois plant. As part of the closure, the Company recognized $3.5 million of employee termination costs and $2.6 million of other restructuring charges related to equipment removal costs and facility carrying costs for the year ended December 31, 2011. The Company expects to incur additional restructuring charges for the Mt. Morris plant closure in the future.

In addition to these plant closures, the Company continued to execute various workforce reductions and other restructuring initiatives related to the integration of the operations of World Color Press, as well as certain corporate and administrative functions. Severance costs also continue to be incurred related to previously announced plant closures and workforce reductions. The Company recognized the following charges related to these restructuring activities for the year ended December 31, 2011: (1) $21.0 million of employee termination costs, (2) $10.2 million of impairment charges for machinery and equipment, (3) $10.9 million of facility carrying costs, (4) $5.9 million of lease exit charges and (5) $7.2 million of other restructuring charges. The Company expects to incur additional restructuring charges related to these and other initiatives in the future.

2010 Restructuring, Impairment and Transaction-Related Charges

For the year ended December 31, 2010, the Company recorded: (1) $26.7 million of employee termination costs for plant closures and other workforce reduction initiatives, (2) $32.9 million of impairment charges on assets primarily related to the closures of the Pila, Poland, Fredericksburg, Virginia and Reno, Nevada plants, (3) $41.0 million of transaction costs incurred primarily in connection with the acquisition of World Color Press, (4) $27.8 million of World Color Press integration costs and (5) $19.1 million of various other restructuring charges including utility contract costs, costs to maintain and exit closed facilities, and lease exit charges.

On November 30, 2010, the Company announced the closure of the Fredericksburg, Virginia plant and workforce reductions at the Mt. Morris, Illinois plant. As part of the closure of the Fredericksburg plant, the Company recognized $1.2 million of severance charges and $2.1 million of impairment charges. As a part of the workforce reductions in Mt. Morris, the Company recognized $0.8 million of severance charges for the year ended December 31, 2010.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

On August 5, 2010, the Company announced plant closures in Reno, Nevada; Clarksville, Tennessee; Corinth, Mississippi; and Cincinnati (Lebanon), Ohio, as well as the acceleration of the previously announced plant closure in Dyersburg, Tennessee. The operations of these plants were consolidated into other existing facilities as part of the integration efforts to streamline the operations of the Company. Each of these plants ceased production during 2010. As part of these closures, the Company recognized $12.6 million of severance charges, $6.4 million of impairment charges, $4.4 million of facility, equipment dismantling and other restructuring charges, $4.0 million of long-term utility contract costs, and $0.3 million of lease exit charges for the year ended December 31, 2010. In addition, as a result of the closure of the Clarksville plant, a one-time pension curtailment gain of $3.4 million was recorded.

On June 16, 2010, the Company announced the closure of a printing plant in Pila, Poland and consolidation of these operations into the Company's Wyszkow, Poland printing plant. The Company began equipment relocations in July and completed the majority of the relocations by the end of 2010. As part of this plant closure, the Company recognized $3.3 million of severance charges, $24.4 million of asset impairment charges and $1.2 million of equipment dismantling charges and other restructuring charges for the year ended December 31, 2010.

In addition to these plant closures, the Company executed various workforce reductions and other restructuring initiatives related to the integration of the operations of World Color Press, as well as certain corporate and administrative functions, including the closure of the World Color Press Corporate Headquarters in Montreal, Quebec. The Company recognized the following charges related to these restructuring activities for the year end December 31, 2010: (1) $5.1 million of employee termination costs, (2) $7.1 million of lease exit charges and (3) $5.5 million of facility and other restructuring charges. In addition, prior to the acquisition, World Color Press implemented a retention bonus plan for certain employees, for which $3.7 million of expense was recognized for the year ended December 31, 2010.

2009 Restructuring, Impairment and Transaction-Related Charges

For the year ended December 31, 2009, the Company recorded: (1) $10.1 million of employee termination costs for workforce reduction initiatives and (2) $1.1 million of lease exit charges.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the years ended December 31, 2011 and 2010 was as follows:

	Employee Terminations	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at January 1, 2010	$0.1	$—	$—	$—	$1.4	$1.5
Acquisitions (see Note 3)	18.6	—	11.9	—	36.8	67.3
Expense from continuing operations	26.7	32.9	41.0	27.8	19.1	147.5
Expense from discontinued operations	11.9	—	0.5	—	2.6	15.0
Cash payments	(32.6)	—	(53.4)	(12.3)	(20.2)	(118.5)
Non-cash adjustments	—	(32.9)	—	(14.4)	2.9	(44.4)
Balance at December 31, 2010	$24.7	$—	$—	$1.1	$42.6	$68.4
Reclassify Canadian restructuring reserves to discontinued operations	(1.8)	—	—	—	(1.8)	(3.6)
Expense from continuing operations	29.5	13.8	2.9	45.7	22.1	114.0
Cash payments	(43.1)	—	(2.9)	(21.4)	(42.7)	(110.1)
Non-cash adjustments	—	(13.8)	—	(7.2)	6.5	(14.5)
Balance at December 31, 2011	$9.3	$—	$—	$18.2	$26.7	$54.2

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

These reserves are classified as accrued liabilities in the consolidated balance sheets, as the Company expects the reserves to be paid within the next twelve months. Restructuring actions related to the Canadian discontinued operations are not reflected in the 2011 amounts above, but are further detailed in Note 4.

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

Fair value was determined using an equal weighting of both the income and market approaches. This fair value determination was categorized as Level 3 in the fair value hierarchy. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. Because the estimated fair value of each of the Company's United States and Latin American reporting units exceeded the respective carrying amounts, management concluded that no impairment existed as of August 31, 2011.

The Company completed its annual goodwill impairment assessment as of October 31, 2011 utilizing the same approach that was performed during the interim impairment assessment. The estimated fair value of each of the Company's United States and Latin American reporting units exceeded the respective carrying amounts, and as a result management concluded that no impairment existed as of October 31, 2011. The fair value of the reporting units exceed their respective carrying values by greater than ten percent. No additional indications of impairment have been identified between October 31, 2011 and December 31, 2011.

Goodwill related to the continuing operations at December 31, 2011, 2010, and 2009 did not include any accumulated impairment losses. No goodwill impairment was recorded related to continuing operations during the years ended December 31, 2011 or 2010. However, a $13.9 million goodwill impairment was recorded related to the Canadian discontinued operations in the year ended December 31, 2011 (see Note 4).

Activity impacting the Company's goodwill for the years ended December 31, 2011 and 2010 was as follows:

	North America Print and Related Services	International	Total
Balance at January 1, 2010	$37.5	$2.1	$39.6
World Color Press acquisition	744.3	16.0	760.3
HGI acquisition	13.4	—	13.4
Translation adjustment	1.3	0.1	1.4
Balance at December 31, 2010	$796.5	$18.2	$814.7
Reclassify Canadian goodwill to discontinued operations	(35.7)	—	(35.7)
World Color Press acquisition	(3.4)	—	(3.4)
Transcontinental Mexico acquisition	—	11.1	11.1
Translation Adjustment	—	0.4	0.4
Balance at December 31, 2011	$757.4	$29.7	$787.1

The Company has finalized the World Color Press and HGI purchase price allocation. The Company expects to complete the Transcontinental Mexico purchase price allocation during 2012 upon the completion of the sale of the Canadian

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

operations. Goodwill related to the Canadian discontinued operations is not reflected in the above balance at December 31, 2011 (see Note 4).

The components of other intangible assets at December 31, 2011 and 2010 were as follows:

	December 31, 2011					December 31, 2010
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.7	$(9.6)	$—	$1.1	5	$10.0	$(9.0)	$—	$1.0
Customer relationships	6	383.6	(95.7)	—	287.9	6	393.7	(32.3)	—	361.4
Capitalized software	5	4.1	(1.7)	—	2.4	5	4.1	(1.0)	—	3.1
Acquired technology	5	8.0	(4.0)	—	4.0	5	5.3	(2.7)	—	2.6

Total finite-lived intangible assets		406.4	(111.0)	—	295.4		413.1	(45.0)	—	368.1

Other indefinite-lived intangible assets		0.2	—	—	0.2		1.2	—	(1.0)	0.2
Total		$406.6	$(111.0)	$—	$295.6		$414.3	$(45.0)	$(1.0)	$368.3

Intangible assets related to the Canadian discontinued operations are not reflected in the above balance at December 31, 2011 (see Note 4).

Amortization expense for other intangible assets was $65.8 million, $34.0 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2011:

2012	$66.7
2013	66.0
2014	64.9
2015	64.5
2016	32.9
2017	0.4
Total	$295.4

Note 7. Receivables

Transactions affecting the allowance for doubtful accounts during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Balance at beginning of year	$85.5	$22.4	$26.9
Reclassify Canadian allowance to discontinued operations	(4.7)	—	—
Acquisitions	2.7	63.8	—
Provisions charged to expense	9.8	3.7	21.9
Write-offs	(19.6)	(4.4)	(26.4)
Balance at end of year	$73.7	$85.5	$22.4

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 8. Inventories

The components of the Company's inventories at December 31, 2011 and 2010 were as follows:

	2011	2010
Raw materials and manufacturing supplies	$124.9	$164.4
Work in process	72.0	52.7
Finished goods	52.6	30.3
Total	$249.5	$247.4

Inventories related to the Canadian discontinued operations are not reflected in the above balance at December 31, 2011 (see Note 4).

Note 9. Property, Plant and Equipment

The components of the Company's property, plant and equipment at December 31, 2011 and 2010 were as follows:

	2011	2010
Land	$140.9	$136.4
Buildings	930.1	919.1
Machinery and equipment	3,398.2	3,344.0
Other	201.7	182.4
Construction in progress	23.0	45.2
	4,693.9	4,627.1
Less: Accumulated depreciation	(2,570.6)	(2,309.3)
Total	$2,123.3	$2,317.8

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment. The net book value of property, plant and equipment related to Canadian discontinued operations is not reflected in the above balance at December 31, 2011 (see Note 4).

During 2011, the Company recorded impairment charges of $13.8 million to reduce the carrying amount of certain building and production equipment to fair value primarily related to the closure of the Stillwater, Oklahoma and Mt. Morris, Illinois manufacturing facilities, as well as other restructuring and integration activities. During 2010, the Company recorded impairment charges of $30.0 million to reduce the carrying amount of certain buildings and production equipment to fair value primarily related to the closure of the Pila, Poland and Reno, Nevada manufacturing facilities, as well as other restructuring and integration activities. During 2009, no events or changes in circumstances indicated that the carrying value of such property, plant and equipment may not be recoverable.

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

The Company recognized depreciation expense of $278.8 million, $233.4 million and $194.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Assets Held for Sale from Continuing Operations

Certain closed facilities are considered held for sale. The net book value of the assets held for sale from continuing operations was $14.3 million and $20.0 million as of December 31, 2011 and 2010, respectively. These assets were valued at their fair value, less the estimated costs to sell. Assets held for sale from continuing operations are included in prepaid expenses and other current assets in the consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 10. Restricted Cash

The components of the Company's restricted cash at December 31, 2011 and 2010 were as follows:

	2011	2010
Defeasance of unsecured notes to be issued (see Note 14)	$75.4	$89.2
Collateralization of letters of credit	—	4.8
Other	0.5	6.5
Total restricted cash	$75.9	$100.5
Less: short-term restricted cash	(8.5)	(16.0)
Long-term restricted cash	$67.4	$84.5

Note 11. Equity Method Investments in Unconsolidated Entities

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

The Company's equity earnings of Plural's and Chile's operations are recorded in the line item entitled equity in earnings of unconsolidated entities in the Company's consolidated statements of operations, and is included within the International segment.

The combined condensed balance sheets for Plural and Chile at December 31, 2011 and 2010 are presented below:

	2011	2010
Current assets	$63.4	$104.3
Long-term assets	109.7	206.1
Total assets	$173.1	$310.4

Current liabilities	$57.5	$84.5
Long-term liabilities	21.0	51.3
Total liabilities	$78.5	$135.8

The combined condensed statements of operations for Plural and Chile for years ended December 31, 2011, 2010 and 2009 are presented below:

	2011	2010	2009
Net sales	$221.5	$166.9	$143.1
Operating income	12.6	22.7	18.4
Net earnings	6.0	16.9	12.8

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 12. Accrued Liabilities

The components of the Company's accrued liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Employee-related liabilities	$183.1	$178.6
Restructuring reserves	54.2	68.4
Taxes and income taxes	45.1	53.7
Interest and rent	17.8	22.5
Other	93.7	103.9
Total accrued liabilities	$393.9	$427.1

Employee-related liabilities consist primarily of payroll, bonus and profit sharing, vacation, health and workers' compensation. Accrued liabilities related to the Canadian discontinued operations are not reflected in the above balance at December 31, 2011 (see Note 4).

Note 13. Commitments and Contingencies

Commitments

The Company had firm commitments of $20.4 million to purchase press and finishing equipment at December 31, 2011.

Litigation

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company.  In the opinion of management, the liabilities, if any, which ultimately result from such lawsuits are not expected to have a material impact on the consolidated financial statements of the Company.

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

Note 14. World Color Press Insolvency Proceedings

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

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $19.5 million and $26.1 million of such recorded claims have yet to be paid as of December 31, 2011 and December 31, 2010, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. In the event that the total of all allowed Class 3 Claims exceeds $150.0 million, each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which is $89.2 million). In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 Claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 Claim or (2) upon all Class 3 Claims being resolved any excess amount will revert to the Company. In the year ended December 31, 2011, $13.8 million was paid to Class 3 Claim creditors, therefore $75.4 million remains at December 31, 2011 and is classified as restricted cash in the consolidated balance sheets (see Note 10). Based on the Company's analysis of the outstanding claims, the Company has recorded a liability, classified as unsecured notes to be issued in the consolidated balance sheet, of $38.7 million at December 31, 2011.

	Restricted Cash	Unsecured Notes to be Issued
Balance at July 2, 2010 World Color Press acquisition date	$89.2	$52.5
Class 3 Claim payments during 2010	—	—
Balance at December 31, 2010	$89.2	$52.5
Class 3 Claim payments during 2011	(13.8)	(13.8)
Balance at December 31, 2011	$75.4	$38.7

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, amounts owing in satisfaction of bankruptcy claims on the consolidated balance sheet could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's December 31, 2011 estimate of total Class 3 Claim payments is $38.7 million. In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

Note 15. Income Taxes

In connection with the July 2, 2010 acquisition of World Color Press (see Note 3) and the public registration of the Quad/Graphics class A stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code, as amended. From that point forward, these entities are subject to federal and state income taxes. The impact from the conversion to C corporation status resulted in the recognition of net short-term deferred tax assets of $23.6 million, net long-term deferred tax liabilities of $223.3 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of $0.8 million, and recognition of income tax expense for the year ended December 31, 2010 of $200.5 million.

From January 1, 2005 to July 1, 2010, Quad/Graphics was contractually required under a shareholders' agreement to pay tax distributions to shareholders in connection with the Company's election to be taxed as an S corporation. As a result of the Company's issuance of shares of class A stock pursuant to the acquisition of World Color Press and the termination of the S corporation election, the shareholders' agreement was amended to terminate the obligation to pay tax distributions for periods following July 1, 2010 and to revise certain provisions concerning adjustments to tax distributions related to the S corporation periods prior to July 1, 2010. The shareholders during the S corporation years will receive adjusting payments if there is ultimately an increased tax liability or will be required to reimburse the Company if the tax liability decreases from what was previously estimated and distributed for such prior periods. Adjustments could be required for audits or other necessary adjustments of prior periods. All such adjustments made will be recorded to retained earnings on the consolidated balance sheet.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Income taxes have been based on the following components of earnings before income taxes and equity in earnings of unconsolidated entities for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
U.S.	$41.8	$59.3	$72.6
Foreign	(26.9)	(90.6)	(24.3)
Total	$14.9	$(31.3)	$48.3

The components of income tax expense consist of the following for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Federal:
Current	$(15.2)	$23.5	$(1.5)
Deferred	24.6	185.4	2.2
State:
Current	0.2	3.6	1.7
Deferred	9.2	11.1	—
Foreign:
Current	4.5	3.5	0.6
Deferred	2.7	(3.9)	(1.5)
Total	$26.0	$223.2	$1.5

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company's effective tax rate for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Tax adjustment due to S corporation status	—	(52.3)	(36.0)
Nondeductible transaction costs	5.2	(13.3)	—
Increase in uncertain tax positions	19.1	—	—
Adjustment to deferred tax liabilities	52.6	—	—
Foreign rate differential	21.0	(35.7)	(1.5)
State taxes, net of federal benefit	12.4	(6.9)	1.6
Expiration of deferred tax assets	18.3	—	—
Adjustment to valuation allowances	48.0	(33.7)	—
Credits—generated / expired	4.1	2.7	—
Loss from foreign branches	(54.3)	70.6	—
Establish net deferred tax liabilities due to S corporation status termination	—	(640.4)	—
Other	13.1	(39.0)	4.0
Effective income tax rate	174.5%	(713.0)%	3.1%

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Deferred Income Taxes

The significant deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Accrued liabilities	$44.3	$78.9
Accrued compensation	41.8	32.7
Allowance for doubtful accounts	23.7	25.7
Interest limitation	102.1	104.9
Pension, postretirement and workers compensation benefits	160.4	168.5
Net operating loss and other tax carry forwards	112.9	163.2
Other	36.2	48.3

Total deferred tax assets	521.4	622.2
Valuation allowance	(125.2)	(227.7)

Net deferred tax assets	$396.2	$394.5

Deferred tax liabilities:
Property, plant and equipment	$(468.1)	$(441.9)
Goodwill and intangible assets	(106.1)	(118.5)
Investment in U.S. subsidiaries	(178.3)	(169.5)
Other	(28.9)	(21.6)

Total deferred tax liabilities	(781.4)	(751.5)

Net deferred tax liabilities	$(385.2)	$(357.0)

The net deferred tax assets (liabilities) above are classified on the consolidated balance sheets at December 31, 2011 and 2010 as follows:

	2011	2010
Current net deferred tax asset	$86.7	$76.8
Non-current net deferred tax liability	(471.9)	(433.8)
Total	$(385.2)	$(357.0)

Deferred tax assets (liabilities) related to the Canadian discontinued operations are not reflected in the above balance at December 31, 2011 (see Note 4).

At December 31, 2011, the Company had federal net operating loss carry forwards of $6.2 million, foreign net operating loss carry forwards of $185.5 million and state net operating loss carry forwards of $585.5 million. The federal net operating loss carry forward expires in 2030. Of the foreign net operating loss carry forwards, $95.3 million is available without expiration while the remainder expires through 2020. The state net operating loss carry forwards expire in varying amounts beginning in 2011 and continuing through 2031. The Company also has $54.1 million of various federal, state and foreign credit carry forwards of which $30.8 million is available without expiration while the remainder expires beginning in 2011 through 2031. At December 31, 2011, the Company has recorded a valuation allowance of $125.2 million against deferred tax assets that are not expected to be realized.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company completed the liquidation of its Icelandic subsidiary on October 26, 2011. At October 26, 2011 and December 31, 2010, the subsidiary had gross net operating loss carry forwards of $958.9 million. These net operating losses expire in varying amounts through 2020. At both October 26, 2011 and December 31, 2010, the Company had recorded a full valuation allowance against these deferred tax assets as they were not expected to be realized. As a result of the liquidation, the Company has forfeited the Iceland net operating losses. Due to the full valuation allowance that was recorded, there is no impact to the financial statements as a result of the liquidation of the subsidiary.

The Company considers its foreign earnings to be permanently invested. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of such subsidiaries at December 31, 2011 are not material.

Uncertain Tax Provisions

The following table summarizes the activity of the Company's liability for unrecognized tax benefits at December 31, 2011, 2010 and 2009, $44.7 million of which would impact the Company's effective tax rate, if recognized:

	2011	2010	2009
Balance at beginning of period	$129.7	$7.8	$7.4
Additions due to acquisitions	0.3	122.3	—
Additions for tax positions of the current year	—	0.3	0.5
Additions for tax positions of prior years	5.4	0.5	—
Reductions for tax positions of prior years	(1.4)	(0.3)	(0.1)
Settlements during the period	(1.4)	(1.6)	—
Lapses of applicable statutes of limitations	(1.2)	(0.2)	—
Foreign exchange and other	—	0.9	—
Reclassify Canadian uncertain tax positions to discontinued operations	(25.4)	—	—
Balance at end of period	$106.0	$129.7	$7.8

As of December 31, 2011, it is reasonably possible that $98.8 million of the total amount of unrecognized tax benefits will decrease within 12 months due to resolution of audits or statute expirations.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest (income) expense related to tax uncertainties recognized in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 was $(0.7) million, $0 and $0.5 million, respectively. Penalties in the amount of $(0.1) million, $0 and $0 were recognized for the years ended December 31, 2011, 2010 and 2009, respectively. Accrued interest of $1.1 million and $0 related to income tax uncertainties was reported as a component of other current liabilities and accrued interest of $4.7 million and $6.4 million related to income tax uncertainties was reported as a component of other long-term liabilities on the consolidated balance sheets at December 31, 2011 and 2010, respectively. Accrued penalties of $0.2 million and $0 related to income tax uncertainties were reported in other current liabilities and accrued penalties of $0.7 million and $0.8 million related to income tax uncertainties were reported in other long-term liabilities on the consolidated balance sheets at December 31, 2011 and 2010, respectively.

The Company has tax years from 2008 through 2011 that remain open and subject to examination by the Internal Revenue Service. Tax years from 1995 through 2011 remain open and subject to examination in the Company's various major state jurisdictions within the United States. In Poland, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2006.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Debt

Long-term debt consisted of the following as of December 31, 2011 and 2010:

	Weighted Average Interest Rate	2011	2010
Master note and security agreement(a)	7.51%	$616.0	$672.0
Term loan A—$450.0 million(b)	2.56%	450.0	—
Term loan B—$200.0 million(b)	4.00%	198.6	—
Revolving credit facility—$850.0 million(b)	2.56%	85.0	—
Term loan—$700.0 million(c)		—	686.5
Revolving credit facility—$530.0 million(c)		—	57.0
International term loan—$73.8 million(d)	3.60%	65.9	72.1
International revolving credit facility—$14.5 million(d)	3.30%	6.7	14.9
Domestic term loan(e)		—	11.3
Domestic revolving credit agreement(e)		—	1.0
Other	4.36%	2.7	6.2
Total debt		$1,424.9	$1,521.0
Less: short-term debt and current portion of long-term debt		(82.1)	(102.6)
Long-term debt		$1,342.8	$1,418.4
__________________________________

(a)
These senior notes have a weighted-average interest rate of 7.51%, which is fixed to maturity, with interest payable semiannually. Principal payments commenced September 1997 and extend through April 2036 in various tranches. The notes are collateralized by certain U.S. land, buildings and press and finishing equipment under the terms of the master note and security agreement.

(b)
On July 26, 2011, the Company entered into a $1.5 billion debt financing agreement with certain lenders. The $1.5 billion debt financing agreement includes three different loan facilities. The first is a revolving facility in the amount of $850.0 million with a term of five years maturing on July 25, 2016. The second facility is a Term Loan A in the aggregate amount of $450.0 million with a term of five years maturing on July 25, 2016. The third facility is a Term Loan B in the amount of $200.0 million (net of a $1.0 million original issue discount) with a term of seven years maturing on July 25, 2018, subject to certain required amortization. At December 31, 2011, the Company had borrowings of $85.0 million on the revolving credit agreement, as well as $34.9 million of issued letters of credit, leaving $730.1 million available for future borrowings.

Borrowings under the revolving facility and Term Loan A loans made under the $1.5 billion debt financing agreement bear interest at London Interbank Offered Rate ("LIBOR") plus 2.25%, or 1.25% in excess of an alternate base rate, and Term Loan B loans bear interest at 3.00% in excess of LIBOR, with a LIBOR floor of 1.00%, or 2.00% in excess of an alternative base rate at the Company's option.

This debt financing agreement was entered into to reduce the Company's borrowing costs with lower interest rates and to create more flexibility with a higher revolving credit capacity and improvement in financial terms. The proceeds from the Term Loan A, Term Loan B and revolving credit facility were used to repay all outstanding balances and terminate the Company's $1.23 billion debt financing agreement (which included the $700.0 million term loan and the $530.0 million revolving credit facility), as well as to pay the new debt issuance costs incurred for the refinancing.

The $1.5 billion debt financing agreement is secured by substantially all of the unencumbered assets of the Company.

(c)
The Company's former $1.23 billion debt financing agreement (which included the $700.0 million term loan and the $530.0 million revolving credit facility) was replaced with the $1.5 billion debt financing agreement described in (b).

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

(d)
On December 16, 2008, debt related to the Company's international operations was refinanced by entering into a secured credit agreement ("Facilities Agreement"). The Facilities Agreement includes a Euro denominated term loan and a multicurrency revolving credit facility. The term loan principal payments commenced in December 2009 and it matures on December 16, 2015. The multicurrency revolving credit facility is used for financing its working capital and general business needs, was renewed in December 2011 and will expire on December 16, 2012. At December 31, 2011, the Company's international operations had borrowings of $6.7 million under the multicurrency revolving credit facility, leaving $7.8 million available for future borrowing. The terms of the Facilities Agreement include certain financial covenants, a guarantee of the Facilities Agreement by the Company and a security agreement that includes collateralizing substantially all of the Quad/Winkowski assets. The facilities bear interest at the aggregate of the Warsaw Interbank Offered Rate ("WIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and margin.

(e)	The domestic term loan and domestic revolving credit agreement were paid off in June 2011.

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.4 billion at December 31, 2011.

The Company incurred $11.5 million in debt issuance costs in connection with the July 26, 2011, $1.5 billion debt financing agreement. In addition, prior to the execution of the new debt agreement, there were $35.7 million of remaining unamortized debt issuance costs and $8.9 million of remaining original issue discount from the terminated $1.23 billion debt financing agreement. In accordance with the accounting guidance for treatment of debt issuance costs in a debt extinguishment, of the $56.1 million of combined debt issuance costs and the remaining original issue discount, the Company accounted for the amounts as follows:

	Loss on Debt Extinguishment	Capitalized Debt Issuance Costs	Totals
Debt issuance costs from $1.5 billion debt agreement from July 2011	$4.2	$7.3	$11.5
Debt issuance costs from $1.23 billion debt agreement from July 2010	20.9	14.8	35.7
Original issue discount from $1.23 billion debt agreement from July 2010	8.9	—	8.9
Total	$34.0	$22.1	$56.1
The $34.0 million recognized in the year ended December 31, 2011 was classified as loss on debt extinguishment in the consolidated statements of operations. The $22.1 million of capitalized debt issuance costs were classified as other long-term assets in the consolidated balance sheet and will be amortized over the 5 and 7 year lives of the new debt instruments. A new original issue discount of $1.0 million related to the Term Loan B was classified as a reduction of long-term debt.

As of December 31, 2011, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2011 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2011, the Company's leverage ratio was 2.27 to 1.00).

•
 On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.25 to 1.00 (for the twelve months ended December 31, 2011, the Company's interest coverage ratio was 6.63 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended December 31, 2011, the Company's fixed charge coverage ratio was 3.23 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of December 31, 2011, the Company's consolidated net worth under the most restrictive covenant

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

per the various debt agreements was $1.24 billion).

In addition to those covenants, the $1.5 billion debt financing agreement also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. As of and for the twelve-month period ended December 31, 2011, the Company was in compliance with all financial covenants in its debt agreements.

Approximate annual principal amounts due on long-term debt are as follows during the years ending December 31:

2012	$82.1
2013	102.0
2014	119.2
2015	156.1
2016	472.3
2017	42.1
2018	224.9
2019 - 2023	130.1
2024 - 2028	59.4
2029 - 2033	27.2
2034 - 2036	9.5
Total	$1,424.9

Note 17. Lease Obligations

The Company entered into various master lease agreements for press and finishing equipment. These leases provide the Company with options to purchase the related equipment at the termination value, as defined, and at various early buyout dates during the term of the lease. These leases are accounted for as capital leases on the consolidated balance sheets.

Assets recorded under capital leases are as follows as of December 31, 2011 and 2010:

	2011	2010
Presses and equipment—leased	$85.1	$85.6
Less—accumulated depreciation	(54.4)	(45.2)
Net presses and equipment—leased	$30.7	$40.4

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

At December 31, 2011, the future maturities of capitalized leases consisted of the following:

2012	$23.0
2013	10.5
2014	10.6
2015	2.5
2016	2.0
2017	1.5
Total minimum payments	$50.1
Less—amounts representing interest	(4.5)

Present value of minimum payments	$45.6
Less—current portion	(20.7)

Long-term capital lease obligations	$24.9

The Company has various operating lease agreements. Future minimum rental commitments under non-cancelable leases are as follows:

2012	$37.2
2013	31.7
2014	23.6
2015	19.5
2016	16.3
2017 and thereafter	40.4
Total	$168.7

Rent expense under these operating lease agreements totaled $22.8 million, $25.9 million and $10.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Note 18. Financial Instruments and Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. Assets measured at fair value on a nonrecurring basis include property, plant and equipment, assets held for sale, income tax accounts, goodwill and other intangible assets. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of December 31, 2011 and 2010. See Note 16 for further discussion on the fair value of the Company's debt and Note 20 for the details of Level 1 and Level 2 inputs related to Employee Retirement Plans. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 assets or liabilities as of December 31, 2011.

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

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. During the years ended December 31, 2011 and 2010, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.

The Company held open short-term foreign currency forward exchange contracts to hedge exchange rate exposure on the 50.0 million Canadian dollars deposit related to the Transcontinental Mexico acquisition as of December 31, 2011 (see Note 3). There were no open foreign currency exchange contracts as of December 31, 2010. For the years ended December 31, 2011, 2010 and 2009, the impact on the consolidated statements of operations of hedge ineffectiveness was not material.

Note 19. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Single employer pension and postretirement obligations	$300.9	$330.7
Multiemployer pension plans—withdrawal liability	83.5	100.1
Tax-related liabilities	30.7	34.8
Employee-related liabilities	45.0	53.2
Other	61.4	85.0
Total	$521.5	$603.8

The single employer pension and postretirement obligation, as well as the withdrawal liability for the multiemployer pension plans pertaining to the Canadian operations, are not reflected in the 2011 amounts above, but are included in Note 4.

Note 20. Employee Retirement Plans

The Company assumed multiple defined benefit pension and postretirement benefit plans and became a participant in multiemployer pension plans as a part of the World Color Press acquisition. Prior to the acquisition, the Company had a defined contribution plan referred to as the Personal Enrichment Plan (the "PEP Plan"). Effective July 2, 2010, the Company split the PEP Plan into two separate plans and formally established the Quad/Graphics Employee Stock Ownership Plan (the "ESOP Plan") and the Quad/Graphics Diversified Plan (the "Diversified Plan").

Defined Contribution Plans

The Diversified Plan is comprised of participant directed 401(k) contributions, Company match and profit sharing-contributions. Company 401(k) matching contributions were $12.8 million, $6.2 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The ESOP Plan holds profit sharing contributions of Company stock, which are made at the discretion of the Company's Board of Directors. The annual profit sharing contributions totaled $13.4 million, $14.8 million and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2010, the Company loaned $9.6 million to the PEP Plan to fund annual common stock purchases from employees who retired or terminated employment with the Company. The loan was made in anticipation of the Company's public registration of Quad/Graphics common shares owned by the PEP Plan as part of the Company's overall public registration of its class A stock. The loan was settled by December 31, 2010, with $7.9 million of the loan being repaid in cash and the remaining $1.7 million was applied as a prepayment of the 2010 profit sharing contribution, as approved by the Company's Board of Directors.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company assumed a defined contribution plan in the United States as part of the acquisition of World Color Press. That plan was comprised of participant directed 401(k) contributions, and, in prior years, also included employer match contributions. The employer match was frozen by World Color Press prior to the July 2, 2010 acquisition, and the Company made no cash contributions to this plan in 2010. This plan was merged with the PEP Plan on January 1, 2011.

Defined Benefit Plans and Other Postretirement Benefit Plans

The Company sponsors various funded and unfunded pension plans for a portion of its full-time employees in the U.S. and Canada. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all qualified plans using actuarial cost methods and assumptions acceptable under government regulations. In addition to pension benefits, the Company provides certain healthcare and life insurance benefits for some retired employees. The pension and postretirement obligations related to the Canadian discontinued operations are not reflected in the 2011 amounts below.

The components of the net periodic pension and postretirement benefit expense (income) for the years ended December 31, 2011 and 2010 are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$0.4	$0.3	$0.4	$0.2
Interest cost	34.1	17.2	1.4	1.2
Expected return on plan assets	(27.6)	(11.9)	—	—
Amortization of prior service credit	—	—	(3.5)	—
Amortization of actuarial loss	—	—	0.4	—
Net periodic benefit cost (income)	6.9	5.6	(1.3)	1.4
Curtailment/settlement gain	—	(3.4)	(7.0)	—
Total expense (income)	$6.9	$2.2	$(8.3)	$1.4

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The pension and postretirement obligations are calculated using generally accepted actuarial methods and are measured as of December 31. The following provides a reconciliation of the projected benefit obligation, fair value of plan assets and the funded status of the pension and postretirement plans as of December 31, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Changes in benefit obligation
Projected benefit obligation, beginning of year	$962.0	$—	$48.5	$—
Reclassify Canadian benefit obligation to discontinued operations	(282.8)	—	(12.2)	—
Valuation of acquired obligation benefit	(20.7)	971.7	—	60.8
Service cost	0.4	2.6	0.4	0.3
Interest cost	34.1	24.7	1.4	1.5
Plan participants contributions	—	0.9	0.3	0.5
Plan amendments	—	—	—	(19.7)
Curtailments and settlements	(0.8)	(4.2)	0.1	—
Actuarial loss (gain)	46.8	(1.7)	(8.0)	7.2
Benefits paid	(46.2)	(32.0)	(2.7)	(2.1)
Projected benefit obligation, end of year	$692.8	$962.0	$27.8	$48.5

Changes in plan assets
Fair value of plan assets, beginning of year	$672.4	$—	$—	$—
Reclassify Canadian pension plan assets to discontinued operations	(247.9)	—	—	—
Acquired assets	—	583.1	—	—
Actual return on plan assets	(9.6)	87.2	—	—
Employer contributions	43.5	33.2	2.4	1.6
Plan participants contributions	—	0.9	0.3	0.5
Benefits paid	(46.2)	(32.0)	(2.7)	(2.1)
Fair value of plan assets, end of year	$412.2	$672.4	$—	$—
Funded status	$(280.6)	$(289.6)	$(27.8)	$(48.5)

Summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2011 and 2010 are as follows:

	Pension Benefits
	2011	2010
Accumulated benefit obligation	$692.7	$946.5
Fair value of plan assets	412.2	672.4

Amounts recognized on the consolidated balance sheets as of December 31, 2011 and 2010 are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Current liabilities	$(4.4)	$(2.5)	$(3.1)	$(4.9)
Noncurrent liabilities	(276.2)	(287.1)	(24.7)	(43.6)
Total amount recognized	$(280.6)	$(289.6)	$(27.8)	$(48.5)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table provides a reconciliation of the Company's accumulated other comprehensive income (loss) prior to any deferred tax effects at December 31, 2011 and 2010 are as follows:

	Pension Benefits	Postretirement Benefits
	Actuarial Gain / (Loss), net	Actuarial Gain / (Loss), net	Prior Service Credit/(Cost)	Total
Accumulated other comprehensive income (loss)
As of December 31, 2010	$69.7	$(7.2)	$19.7	$12.5
Amount arising during the period	(119.3)	8.8	—	8.8
Amortization included in net loss	—	0.4	(3.5)	(3.1)
Plan curtailments included in net loss	20.0	(1.1)	(7.1)	(8.2)
As of December 31, 2011	$(29.6)	$0.9	$9.1	$10.0

Included in the plan curtailments above is a $17.9 million Canada pension curtailment loss recorded within discontinued operations in the consolidated statement of operations.

Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan assets are recognized as a component of net periodic benefit costs over the average remaining service period of a plan's active employees. Unrecognized prior service costs or credit are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan's active employees. The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic pension and postretirement benefit expense over the next year are as follows:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$—	$—
Net prior service credit	—	(2.0)
Total	$—	$(2.0)

The weighted average assumptions separately for the pension and postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate (end of year rate)	4.7%	5.2%	3.9%	4.4%
Rate of compensation increase	3.5%	3.3%	3.5%	3.5%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate (beginning of year rate)	5.2%	5.2%	4.2%	5.2%
Rate of compensation increase	3.5%	3.3%	3.5%	3.5%
Expected long-term return on plan assets	6.5%	6.7%	N/A	N/A

The Company determines its assumed discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0% at the end of 2011 and is expected to gradually decline through 2024 to an ultimate trend rate of 5.0% and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement expense	$0.1	$(0.1)
Postretirement benefit obligation	1.6	(1.4)

Estimated Company Contributions and Benefit Payments

In 2012, the Company expects to make cash contributions of $52.0 million to its qualified defined benefit pension plans and make estimated benefit payments of $4.0 million to its non-qualified defined benefit pension and postretirement plans. The actual pension contributions may differ based on the funding calculations, and the Company may choose to make additional discretionary contributions. The estimated benefit payments may differ based on actual claim experience.

Estimated Future Benefit Payments by the Plans to or on behalf of Plan Participants

An estimate of future benefit payments on qualified, non-qualified and postretirement plans to be made are as follows:

	Pension Benefits	Postretirement Benefits
2012	$41.1	$3.1
2013	40.5	1.9
2014	40.1	2.0
2015	40.0	2.2
2016	39.7	2.2
2017-2021	207.3	14.8
Total	$408.7	$26.2

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

The target allocations for plan assets on a weighted-average basis are 65% equity securities and 35% fixed-income, including cash and cash equivalents. The actual asset allocation as of December 31, 2011 was approximately 64% for equity, 35% debt securities and 1% other. Equity investments are diversified by country, issuer and industry sector. Fixed income securities consist of government bonds and corporate bonds from diversified industries. Other types of investments consist of currency forward contracts, fixed income futures contracts and real estate funds.

The expected long-term rate of return on assets assumption is selected by first identifying the expected range of long-term rates of return for each major asset class. Expected long-term rates of return are developed based on long-term historical averages, current expectations of future returns and anticipated inflation rates. The expected long-term rate of return on plan assets is then calculated by weighting each asset class. To the extent that individual pension plans have different target asset

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

mixes, the expected long-term rate of return on assets may differ across plans.

The fair values of the Company's pension plan assets at December 31, 2011 and 2010, by asset category are as follows:

	December 31, 2011				December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.5	$0.5	$—	$—	$2.7	$2.7	$—	$—
Fixed income	145.7	—	145.7	—	238.5	54.4	184.1	—
Equities	264.8	223.8	41.0	—	429.2	383.2	46.0	—
Others	1.2	—	1.2	—	2.0	0.1	1.9	—
Total	$412.2	$224.3	$187.9	$—	$672.4	$440.4	$232.0	$—

There are no Level 3 assets or liabilities as of December 31, 2011 and 2010.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2011:

Cash and cash equivalents—Carrying value approximates fair value and these assets are classified as Level 1.

Fixed Income—This category consists of bonds and short-term fixed income securities fair valued based on a compilation of primarily observable market information or broker quotes in over-the-counter markets and are classified as Level 2.

Equities—This category consists of equity investments and equity pooled funds and these assets are classified as Level 1 or Level 2. The fair value of equity investments is based on quoted prices in an active market. The fair value of the equity pooled funds is based on the funds' Net Asset Value ("NAV") established by the funds' administrator.

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

Multiemployer Pension Plans

As a result of the acquisition of World Color Press on July 2, 2010, the Company participates in a number of MEPPs under terms of Collective Bargaining Agreements that cover a number of its employees. The risks of participating in these MEPPs are different from single employer plans in the following aspects:

•	Assets contributed to the MEPPs by one company may be used to provide benefits to employees of other participating companies.

•	If a participating company stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating companies.

•
If the Company stops participating in some or all of its MEPPs, and continues in business, the Company would be required to pay an amount, referred to as withdrawal liability, based on the unfunded status of the plan.

The Company records the required cash contributions to the MEPPs as expenses in the period incurred and a liability is recognized for any contributions due and unpaid, with the exception of recognition of a withdrawal liability, which is recorded in other long-term liabilities. During the years ended December 31, 2011 and 2010, the Company made cash contributions in the aggregate to the MEPPs of $0.3 million and $1.8 million, respectively.

Due to the significantly underfunded status of the MEPPs, the Company began the process to withdraw from all significant MEPPs and to replace these pension benefits with a Company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. As a result of the decision to withdraw, the Company accrued a $83.5 million estimated withdrawal liability based on information provided by each plan's trustee, as part of the purchase price allocation for World Color Press. The $83.5 million estimated withdrawal liability was classified in other long-term liabilities in the consolidated balance sheets as of December 31, 2011 and 2010.

As of December 31, 2011, the Company participated in two MEPPs that were determined significant based on their underfunded status and potential withdrawal liability.

The Graphics Communications International Union - Employer Retirement Fund ("GCIU Plan"), is a defined benefit plan that provides retirement benefits, total and permanent disability benefits, and pre-retirement death benefits for the participating union employees of the Company. The funded status of the GCIU Plan is classified as critical based on the GCIU Plan's 2011 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65% and is projected to have an accumulated funding deficit over the next four plan years. As a result, the GCIU Plan implemented a rehabilitation plan to improve the plan's funded status, and the Company paid a surcharge on contributions made to the GCIU Plan.

During the years ended December 31, 2011 and 2010, the Company made cash contributions to the GCIU Plan of $0.3 million and $1.3 million, respectively. The Company estimates that contributions made to the GCIU Plan by the Company (and World Color Press) represent greater than 5% of total contributions made by all participating employers in the 2009 plan year (the plan year ended December 31, 2009, is the latest available financial information provided by the GCIU Plan). During 2011, the Company reached an agreement with the participating local unions to withdraw from the GCIU Plan, relieving the Company's obligation to make future annual benefit contributions to the GCIU Plan. Subsequently, the Company notified the GCIU Plan trustee of the Company's withdrawal at the end of the plan year, which is as of December 31, 2011. The Company is currently waiting for the withdrawal liability calculation from the GCIU Plan's trustee.

The Graphics Communications Conference of the International Brotherhood of Teamsters National Pension Fund ("GCC Plan"), is a defined benefit plan that provides retirement benefits, disability benefits, and early retirement benefits for the participating union employees of the Company. The funded status of the GCC Plan is classified as critical based on the GCC Plan's 2011 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65% and is projected to have an accumulated funding deficit over the next four plan years. As a result, the GCC Plan implemented a rehabilitation plan to improve the plan's funded status, and the Company paid a surcharge on contributions made to the GCC

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Plan.

During the years ended December 31, 2011 and 2010, the Company made cash contributions to the GCC Plan of $0 and $0.5 million, respectively. The Company estimates that contributions made to the GCC Plan by the Company (and World Color Press) represent greater than 5% of total contributions made by all participating employers in the 2010 plan year (the plan year ended April 30, 2010, is the latest available financial information provided by the GCC Plan). During 2011, the Company reached an agreement with the participating local unions to withdraw from the GCC Plan, relieving the Company's obligation to make future annual benefit contributions to the GCC Plan. Subsequently, the Company notified the GCC Plan trustee of the Company's withdrawal at the end of the plan year, which is as of April 30, 2011. The Company is in process of determining the final withdrawal liability with the GCC Plan's trustee.

Note 21. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed by dividing net earnings (loss) attributable to Quad/Graphics common shareholders by the weighted average common shares outstanding of 47.1 million, 37.5 million and 28.3 million shares for the years ended December 31, 2011, 2010 and 2009, respectively. The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share, and accordingly, the Company excludes them from the calculation. Due to the net loss attributable to Quad/Graphics common shareholders incurred during the years ended December 31, 2011 and 2010, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation. Anti-dilutive stock options to purchase 1.5 million shares of class A stock were excluded from the computations of diluted net earnings per share for 2009.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, including the impact of discontinued operations, for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	2011	2010	2009
Numerator:
Net earnings (loss) from continuing operations	$(8.0)	$(245.4)	$53.1
Net earnings attributable to noncontrolling interests	(0.3)	(0.1)	(0.3)
Earnings (loss) from continuing operations	(8.3)	(245.5)	52.8
Loss from discontinued operations, net of tax	(38.6)	(4.6)	—
Earnings (loss) attributable to Quad/Graphics common shareholders	$(46.9)	$(250.1)	$52.8

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.1	37.5	28.3
Plus: effect of dilutive equity incentive instruments	—	—	0.9
Diluted weighted average number of common shares outstanding for all classes of common shares	47.1	37.5	29.2

Net earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$(0.18)	$(6.55)	$1.87
Discontinued operations	(0.82)	(0.12)	—
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$(1.00)	$(6.67)	$1.87

Diluted:
Continuing operations	$(0.18)	$(6.55)	$1.81
Discontinued operations	(0.82)	(0.12)	—
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$(1.00)	$(6.67)	$1.81

Cash dividends paid per common share for all classes of common shares	$0.60	$0.50	$0.50

Cash distributions paid per common share to Quad/Graphics pre-acquisition common shareholders as part of the World Color Press acquisition	$—	$4.98	$—

Note 22. Stock and Incentive Programs

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and non-employee directors using the Black-Scholes option pricing model. The total compensation expense recognized related to all equity incentive programs was $14.9 million, $5.1 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and was recorded in selling, general and administrative expenses and restructuring, impairment and transaction-related charges in the consolidated statements of operations. The Company recognizes compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the awards, which is generally the vesting term. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

For grants made prior to January 1, 2011, equity incentive compensation expense only included the Company's 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan. For grants beginning January 1, 2011, the shareholders of the Company approved the Quad/Graphics Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. Concurrent with the July 2, 2010 closing of the World Color Press acquisition, an additional 2.3 million shares of Class A stock were approved for issuance under the Company's Omnibus Plan. The Omnibus Plan replaced the 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan and, as of January 1, 2011, all equity grants are made from the Omnibus Plan. Within the framework of the Omnibus Plan, the Company's board of directors approved the form of a new stock option award agreement, a restricted stock award agreement, a restricted stock unit award agreement and a deferred stock unit award agreement. Each equity incentive instrument granted has an exercise price of no less than 100% of the fair market value of the class A stock on the date of grant. As of December 31, 2011, there are 1.8 million shares available for issuance under the Omnibus Plan.

Stock Options

On November 18, 2011, the Company announced that the Board of Directors had approved the termination of the outstanding stock options under the Company's 1990 Stock Option Plan and 1999 Nonqualified Stock Option Plan (the “409A Options”). As a result of this termination, the option holders will receive an aggregate termination payment of $20.0 million, which is based on the number of 409A Options held by the option holders, the Company's weighted volume adjusted stock price of $13.47 as of November 18, 2011 and the exercise price of the 409A Options.

In addition, the option holders were granted new options under the Omnibus Plan equal to the number of terminated 409A Options held by them. All of the new options were granted at an exercise price equal to or greater than the fair market value of $13.47 per share, and if the exercise price of an option holders' 409A Options was greater than $13.47, then the new options were issued at such greater price. Therefore, none of the new options were granted with an exercise price below fair market value and all of the new options were granted at an exercise price equal to or greater than the corresponding 409A Option that was canceled.

In accordance with the authoritative literature for the termination and modification of stock options, the Company recorded a $20.0 million liability for the termination payment and $6.4 million of incremental stock option expense, which is recorded in restructuring, impairment and transaction-related charges in the consolidated statements of operations. In addition, the Company recorded a $5.1 million reduction to additional paid in capital to reduce the deferred tax asset associated with the termination of the 409A Options.

Prior to their termination, 409A Options granted prior to 2011 generally vested at a rate of 5% to 10% per year and expired 90 days after the respective employee's termination from the Company. For new option grants beginning January 1, 2011, options vest over four years, with no vesting in the first year and one-third vesting upon the second, third and fourth anniversary dates. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, death, disability or normal retirement of the grantee. For the new option grants beginning January 1, 2011, options expire upon the earliest of the tenth anniversary of the grant date, twenty-four months after termination for death, thirty-six months after termination for normal retirement or disability and 90 days after termination of employment for any other reason. While stock options granted prior to 2011 were credited with dividend declarations, the new option grants after that time are not credited with dividend declarations. Stock options are only to be granted to employees and will only be granted under the new option grant terms from January 1, 2011 forward.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Excluding the 3,571,652 new options granted on November 18, 2011, the Company granted 451,029 stock options under the Omnibus Plan during 2011. The Company granted 495,000 options under the pre-2011 stock option plans on January 1, 2010 which were since terminated on November 18, 2011. The grant date weighted average fair value of options was $13.17, $18.78 and $16.24 for the grants during the years ended December 31, 2011, 2010 and 2009, respectively. Excluding the 3,571,652 New Options granted on November 18, 2011, the fair value of each stock option grant is estimated on the date of grant with the following weighted average assumptions for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected volatility	36.0%	27.0%	23.0%
Risk-free interest rate	2.3%	3.8%	2.3%
Expected life (years)	7.0	9.8	9.8
Dividend yield	2.0%	—%	—%

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

Compensation expense recognized related to stock options was $12.7 million, $5.1 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total future compensation expense for all stock options granted as of December 31, 2011 is approximately $29.5 million, which is expected to be recognized over 3.1 years with a weighted-average vesting period of 1.5 years.

Cash received from option exercises was $1.6 million, $1.1 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table is a summary of the stock option activity for the year ended December 31, 2011:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	3,736	$13.12	6.9	$105.1
Granted(1)	451	41.20	9.0
Exercised	(112)	(2.26)
Cancelled/forfeited/expired/modified(1)	(91)	25.75
Outstanding at December 31, 2011	3,984	$21.09	7.7	$1.1

Vested and expected to vest at December 31, 2011	3,685	$20.90	7.7	$1.1
Exercisable at December 31, 2011	1,871	$18.48	7.7	$0.7
__________________________________
(1) The termination of the 3,571,652 409A Options at a weighted average exercise price of $13.12 and the grant of 3,571,652 New Options at a weighted average exercise price of $18.74 are excluded from the options granted and modified above.

The intrinsic value of options exercisable and options outstanding at December 31, 2011, 2010 and 2009 is based on the fair value of the stock price.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Share-based compensation activity for the years ended December 31, 2011, 2010 and 2009 is noted below:

	2011	2010	2009
Total intrinsic value of stock options exercised	$3.7	$2.9	$5.0
Cash received from stock option exercises	1.6	1.1	1.1
Total fair value of stock options vested	5.4	6.4	5.5

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Restricted stock ("RS") and restricted stock unit ("RSU") awards consist of shares or the rights to shares of the Company's class A stock which are awarded to employees of the Company. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. RSU awards are typically granted to eligible employees outside of the United States. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee. Grantees receiving RS grants are able to exercise full voting rights and receive full credit for dividends during the vesting period. All such dividends will be paid to the RS grantee within 45 days of full vesting. Grantees receiving RSUs are not entitled to vote and do not earn dividends. Upon vesting, RSUs will be settled either through cash payment equal to the fair market value of the RSUs on the vesting date or through issuance of Company class A stock.

The following table is a summary of RS and RSU award activity for the year ended December 31, 2011:

	Restricted Stock			Restricted Stock Units
	Shares (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2010	—	$—	—	—	$—	—
Granted	120.0	41.21	3.0	15.8	38.19	3.0
Vested	—	—	—	—	—	—
Forfeited	(9.8)	41.26	—	(5.7)	38.86	—
Nonvested at December 31, 2011	110.2	$41.21	2.0	10.1	$37.81	2.0

All of the RS shares and the RSUs will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense of $1.6 million was recognized related to RS and RSUs for the year ended December 31, 2011. Total future compensation expense for all RS and RSUs granted as of December 31, 2011 is approximately $3.3 million, which is expected to be recognized over 2.0 years with a weighted-average vesting period of 1 year. The aggregate fair value of outstanding RSUs as of December 31, 2011 was $0.6 million.

On January 1, 2011, 13,704 deferred stock units ("DSU") were granted at a grant date fair value of $41.26 to non-employee directors. The deferred stock units are fully vested on the grant date. Each DSU entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control or death or disability as defined in the individual DSU grant agreement. Grantees of DSUs may not exercise voting rights, but are credited with dividends and those dividends will be converted into additional DSUs based on the closing price of the class A stock upon settlement. As of December 31, 2011, 11,740 deferred stock units were outstanding. For the year ended December 31, 2011, the compensation expense recorded for these awards was $0.6 million. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A stock to meet the stock requirements of its awards in the

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

future.

Note 23. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Issued Shares Classified as Common Stock	Issued Shares Classified as Redeemable Equity	Total Issued Shares
Class A stock ($0.025 par value)	80.0
December 31, 2011		32.4	7.6	40.0	—	40.0
December 31, 2010		32.6	7.4	40.0	—	40.0	(1)
December 31, 2009		9.5	8.5	18.0	3.3	21.3

Class B stock ($0.025 par value)	80.0
December 31, 2011		14.2	0.8	15.0	—	15.0
December 31, 2010		14.2	0.8	15.0	—	15.0
December 31, 2009		15.0	—	15.0	—	15.0

Class C stock ($0.025 par value)	20.0
December 31, 2011		—	0.2	0.2	0.3	0.5
December 31, 2010		—	0.2	0.2	0.3	0.5
December 31, 2009		—	0.2	0.2	0.3	0.5
__________________________________

(1)
As discussed in Note 3, the increase in 2010 of 18.7 million shares of class A stock issued represents the consideration provided to the World Color Press common shareholders in exchange for their World Color Press common shares.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at December 31, 2011, 2010 and 2009. The Company has no present plans to issue any preferred stock.

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's class A, class B and class C stock for the years ended December 31, 2011, 2010 and 2009:

Declaration Date	Record Date	Payment Date	Dividend Amount per Share
November 10, 2011	November 30, 2011	December 10, 2011	$0.20
August 9, 2011	August 29, 2011	September 9, 2011	0.20
May 10, 2011	May 27, 2011	June 10, 2011	0.20
January 2, 2010	January 2, 2010	January 22, 2010	0.50
December 18, 2009	December 18, 2009	December 22, 2009	0.50

In addition, as part of the July 2010 acquisition of World Color Press, there was a cash distribution of $140.0 million paid to Quad/Graphics' pre-acquisition common shareholders.

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

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Through December 31, 2011, the Company repurchased

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

0.4 million shares of class A stock in the open market for $8.2 million.

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

The redemption value of the class C qualified employee retirement plan shares at December 31, 2011, 2010 and 2009 totaled $3.5 million, $10.6 million, and $8.4 million, respectively. There were no class C common shares redeemed by the Company during the years ended December 31, 2011 and 2010.  During the year ended December 31, 2009, the redemption features were eliminated on 4,362 redeemable class C common shares at a weighted average price of $31.75 per share.

Prior to January 24, 2010, under the terms of the Company PEP Plan, class A stock held in participant accounts associated with profit sharing contributions made prior to December 31, 1999 ("Pre-2000 Accounts") could be distributed to the participant upon retirement or termination in the form of stock subject to an automatic call provision. The PEP Plan was amended on January 24, 2010 to change the forms of distribution for the Pre-2000 Accounts. As a result of this PEP Plan amendment, the class A common shares in the Pre-2000 Accounts are not required to be classified as redeemable. Further, through June 30, 2010, the class A stock resulting from exercised stock options and vested stock options were also classified as redeemable equity. As a result of commencement on July 6, 2010 of the trading of the Company's class A stock on the NYSE and the shares related to the Company's non-qualified stock option plans being registered with the SEC during the third quarter of 2010, a readily tradable market now exists for the Company's class A common shares, thereby eliminating the put right under the applicable stock option agreements. The combination of these events resulted in $129.9 million being reclassified from redeemable equity to common stock and other equity on the consolidated balance sheet during 2010.

There is no redemption value of the class A common shares at December 31, 2011 and 2010 as there is now a readily tradable market. The redemption value of class A common shares at December 31, 2009 totaled $133.1 million which included $24.3 million of aggregate intrinsic value of outstanding unexercised vested stock options. The redemption features were eliminated on 3.3 million and 1.1 million redeemable class A common shares held by former employees at a weighted average price of $39.36 and $31.75 per share during the years ended December 31, 2010 and 2009, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Subsequent changes to the redemption value of the securities due to changes in stock valuation or dividend declarations are charged to retained earnings, while decreases in redemption value due to elimination of redemption features are credited to additional paid-in capital and retained earnings. During the year ended December 31, 2011 the balance of redeemable equity decreased by $7.1 million. Additional information regarding the changes in redeemable equity for the years ended December 31, 2011, 2010 and 2009 is provided in the table below:

	Class A Common Stock		Class C Common Stock		Total Redeemable Equity
	Shares	Redemption Value	Shares	Redemption Value
Balance at January 1, 2009	4.2	$158.2	0.3	$8.3	$166.5

Cash dividends declared	—	(1.7)	—	(0.1)	(1.8)
Elimination of redemption features	(1.1)	(35.0)	—	(0.1)	(35.1)
Stock-based compensation charges	—	4.4	—	—	4.4
Sale of stock for options exercised	0.2	1.1	—	—	1.1
Increase in redemption value of redeemable equity	—	6.1	—	0.3	6.4
Balance at December 31, 2009	3.3	$133.1	0.3	$8.4	$141.5

Cash distribution from World Color Press acquisition	—	(2.4)	—	(1.3)	(3.7)
Cash dividends declared	—	(1.7)	—	(0.1)	(1.8)
Elimination of redemption features	(3.3)	(129.9)	—	—	(129.9)
Stock-based compensation charges	—	2.5	—	—	2.5
Sale of stock for options exercised	—	0.2	—	—	0.2
(Decrease) increase in redemption value of redeemable equity	—	(1.8)	—	3.6	1.8
Balance at December 31, 2010	—	$—	0.3	$10.6	$10.6

Cash dividends declared	—	—	—	(0.3)	(0.3)
Decrease in redemption value of redeemable equity	—	—	—	(6.8)	(6.8)
Balance at December 31, 2011	—	$—	0.3	$3.5	$3.5

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

North America Print and Related Services

The North America Print and Related Services segment includes the Company's United States printing operations, as well as the Canadian printing operations in Vancouver, British Columbia that will be retained after the sale of the Company's Canadian operations to Transcontinental (see Note 4). This segment is managed as one integrated platform and its products include catalogs, magazines, retail inserts, books, directories, special interest publications and direct marketing materials. The related service offerings include digital photography, digital imaging, binding, mailing and distribution, and data optimization and analytics services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink.

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

	Net Sales		Operating Income/(Loss)	Total Assets	Depreciation and Amortization	Capital Expenditures	Restructuring, Impairment and Transaction-Related Charges
	Products	Services
Year ended December 31, 2011
North America Print and Related Services	$3,338.1	$488.0	$271.6	$4,016.4	$308.4	$151.9	$55.3
International	487.5	11.0	(19.4)	589.0	34.3	16.3	7.3
Total operating segments	3,825.6	499.0	252.2	4,605.4	342.7	168.2	62.6
Corporate	—	—	(95.3)	129.8	1.9	0.1	51.4
Total	$3,825.6	$499.0	$156.9	$4,735.2	$344.6	$168.3	$114.0

Year ended December 31, 2010
North America Print and Related Services	$2,470.5	$361.0	$205.1	$4,200.4	$239.9	$73.1	$55.8
International	343.2	11.1	(53.2)	596.1	25.1	23.0	33.3
Total operating segments	2,813.7	372.1	151.9	4,796.5	265.0	96.1	89.1
Corporate	—	—	(90.3)	150.5	2.4	16.5	58.4
Total	$2,813.7	$372.1	61.6	$4,947.0	$267.4	$112.6	$147.5

Year ended December 31, 2009
North America Print and Related Services	$1,351.2	$203.0	$134.3	$1,731.7	$177.6	$50.4	$10.9
International	223.0	11.3	(10.7)	370.7	19.1	37.4	0.3
Total operating segments	1,574.2	214.3	123.6	2,102.4	196.7	87.8	11.2
Corporate	—	—	(11.2)	6.8	—	—	—
Total	$1,574.2	$214.3	$112.4	$2,109.2	$196.7	$87.8	$11.2

Restructuring, impairment and transaction-related charges for the years ended December 31, 2011, 2010 and 2009 are further described in Note 5 and are included in the Operating Income/(Loss) results by segment above. Total assets of the Canadian discontinued operations of $177.5 million as of December 31, 2011 and capital expenditures of the Canadian discontinued operations of $7.2 million for the year ended December 31, 2011 are included in the North America Print and Related Services segment above.

A reconciliation of operating income to earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entities as reported in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Operating income from continuing operations	$156.9	$61.6	$112.4
Less: interest expense	108.0	92.9	64.1
Less: loss on debt extinguishment	34.0	—	—
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entities	$14.9	$(31.3)	$48.3

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 25. Geographic Area and Product Information

The table below presents net sales and long-lived assets by geographic region for the years ended December 31, 2011, 2010 and 2009. The amounts in this table differ from the segment data presented in Note 24 because each operating segment includes operations in multiple geographic regions, based on the Company's management reporting structure.

	U.S.	Canada	Europe	Latin America	Other	Combined
2011
Net Sales
Products	$3,313.6	$—	$196.8	$303.9	$11.3	$3,825.6
Services	485.0	—	12.6	—	1.4	499.0
Property, plant and equipment	1,871.0	—	145.8	106.3	0.2	2,123.3

2010
Net Sales
Products	$2,447.0	$—	$196.3	$161.1	$9.3	$2,813.7
Services	358.6	—	12.6	—	0.9	372.1
Property, plant and equipment	1,986.5	87.3	164.2	79.3	0.5	2,317.8

2009
Net Sales
Products	$1,321.9	$—	$204.0	$38.4	$9.9	$1,574.2
Services	202.5	—	11.4	—	0.4	214.3
Property, plant and equipment	1,459.6	—	211.2	6.2	0.3	1,677.3

The table below presents consolidated net sales by products and services for the years ended December 31, 2011, 2010 and 2009.

Products and Services	2011	2010	2009
Catalog, magazines and retail inserts	$2,826.0	$2,173.1	$1,349.3
Direct mail, books, directories and other printed products	964.1	614.1	196.3
Other	35.5	26.5	28.6
Total products	$3,825.6	$2,813.7	$1,574.2

Logistics services	370.4	268.5	129.7
Imaging and other services	128.6	103.6	84.6
Total services	499.0	372.1	214.3
Total net sales	$4,324.6	$3,185.8	$1,788.5

Note 26. Subsequent Events

Declaration of Quarterly Dividend

On February 28, 2012, the Company declared a quarterly dividend of $0.25 per share, which will be paid on March 23, 2012, to shareholders of record as of March 12, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The Company's management, including the Company's Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

The Company's management, including the Company's Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management has concluded that, as of December 31, 2011, the Company's internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, which is included herein.

February 29, 2012

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Item 9B.	Other Information

The Company has no other information to report pursuant to this item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Miscellaneous—Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive Proxy Statement for its 2012 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption "Corporate Governance—Board Committees—Audit Committee" in the Proxy Statement and is incorporated herein by reference.

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

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption "Stock Ownership of Management and Others" in the Proxy Statement and is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of February 24, 2012. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 22, "Stock and Incentive Programs," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	937,166	$25.12	940,038
Total	937,166	$25.12	940,038
__________________________________

(1)	Consists of the Company's 2010 Omnibus Incentive Plan.

(2)
The termination of the 3,571,652 stock options at a weighted-average exercise price of $13.12 under the 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan and the grant of 3,571,652 new stock options at a weighted-average exercise price of $18.74 under the 2010 Omnibus Incentive Plan are excluded from the table above. These stock options are excluded as the Company is seeking shareholder approval to increase the authorized securities available for issuance during its 2012 Annual Meeting of Shareholders. The Quad/Graphics voting trust, which holds a controlling interest of 63% of the total Quad/Graphics voting power (see Item 1A "Risk Factors"), has approved these grants.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Consolidated financial statements—The consolidated financial statements listed in the accompanying index to consolidated financial statements are filed as part of this Annual Report on Form 10-K.

2.
Financial statement schedule—All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits—The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page in this Form 10-K

Report of Independent Registered Public Accounting Firm	60
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011	62
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2011	63
Consolidated Balance Sheets as of December 31, 2011 and 2010	64
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011	65
Consolidated Statements of Redeemable Equity, Common Stock and Other Equity and Noncontrolling Interests for each of the three years in the period ended December 31, 2011	66
Notes to Consolidated Financial Statements	67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February 2012.

QUAD/GRAPHICS, INC.

By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Joel Quadracci	Chairman, President and Chief Executive Officer	February 29, 2012
J. Joel Quadracci	(Principal Executive Officer)

/s/ John C. Fowler	Executive Vice President and Chief Financial Officer	February 29, 2012
John C. Fowler	(Principal Financial Officer)

/s/ David J. Honan	Vice President, Corporate Controller and Chief Accounting Officer	February 29, 2012
David J. Honan	(Principal Accounting Officer)

/s/ Betty Ewens Quadracci	Director	February 29, 2012
Betty Ewens Quadracci

/s/ William J. Abraham, Jr.	Director	February 29, 2012
William J. Abraham, Jr.

/s/ Douglas P. Buth	Director	February 29, 2012
Douglas P. Buth

/s/ Christopher B. Harned	Director	February 29, 2012
Christopher B. Harned

/s/ Thomas O. Ryder	Director	February 29, 2012
Thomas O. Ryder

/s/ John S. Shiely	Director	February 29, 2012
John S. Shiely

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2)+
Arrangement Agreement, dated as of January 25, 2010, between Quad/Graphics, Inc. and World Color Press Inc., as acceded to by 7345933 Canada Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-4 (Reg. No 333-165259)).

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

(10.1)++	Quad/Graphics, Inc. 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.2)++	Form of Stock Option Agreement under the 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.3)++
Form of Director Stock Option Agreement under the 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

Exhibit Number	Exhibit Description
(10.4)++	Quad/Graphics, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.5)++	Form of 2005 Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.6)++	Form of 2008 Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.7)++	Dividend/Discount Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.8)++
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and James Joel Quadracci, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.9)++
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and John C. Fowler (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.10)++
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and David A. Blais (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.11)++
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and Thomas J. Frankowski (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.12)++
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and Elizabeth E. Quadracci, as amended (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.13)++
Form of Executive Salary Continuation Plan for James Joel Quadracci, Elizabeth E. Quadracci, John C. Fowler, David A. Blais and Thomas J. Frankowski (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.14)++	Executive Supplemental Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.15)++	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.16)++	Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 24, 2011).

(10.17)++
Form of Stock Option Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).

Exhibit Number	Exhibit Description
(10.18)++
Form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).

(10.19)++
Form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).

(10.20)++
Form of Deferred Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).

(10.21)++
Quad/Graphics, Inc. Synergy Rewards Program and Bonus Pool Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed on November 15, 2010).

(10.22)++	Severance Agreement and General Release, dated December 23, 2011, between Quad/Graphics, Inc. and Brian Freschi.

(21)	Subsidiaries of Quad/Graphics, Inc.

(23)	Consent of Deloitte & Touche LLP.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99)
Proxy Statement for the 2012 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2011; except to the extent specifically incorporated by reference, the Proxy Statement for the 2012 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101*)
Financial statements from the Annual Report on Form 10-K of Quad/Graphics, Inc. for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Redeemable Equity, Common Stock and Other Equity and Noncontrolling Interests, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

__________________________________

+
The disclosure schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.

++	A management contract or compensatory plan or arrangement.

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