Form 10-Q
period 2012-03-31
Quad/Graphics, Inc.
filed 2012-05-10
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of May 7, 2012

Class A Common Stock	32,725,188

Class B Common Stock	14,198,464

Class C Common Stock	245,353

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net sales
Products	$875.2	$905.0
Services	114.4	117.4
Total net sales	989.6	1,022.4

Cost of sales
Products	686.7	697.0
Services	86.2	86.7
Total cost of sales	772.9	783.7

Selling, general and administrative expenses	92.0	97.9
Depreciation and amortization	84.6	87.3
Restructuring, impairment and transaction-related charges	38.2	28.7
Total operating expenses	987.7	997.6

Operating income from continuing operations	1.9	24.8

Interest expense	21.4	29.8

Loss from continuing operations before income taxes and equity in earnings of unconsolidated entities	(19.5)	(5.0)

Income tax benefit	(33.8)	(7.2)

Earnings from continuing operations before equity in earnings of unconsolidated entities	14.3	2.2

Equity in earnings of unconsolidated entities	1.1	0.8

Net earnings from continuing operations	$15.4	$3.0

Loss from discontinued operations, net of tax	(3.2)	(10.3)
Gain on disposal of discontinued operations, net of tax	35.3	—

Net earnings (loss)	$47.5	$(7.3)

Net earnings attributable to noncontrolling interests	(0.1)	—

Net earnings (loss) attributable to Quad/Graphics common shareholders	$47.4	$(7.3)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$0.33	$0.07
Discontinued operations	0.68	(0.22)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$1.01	$(0.15)

Diluted:
Continuing operations	$0.33	$0.06
Discontinued operations	0.68	(0.21)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$1.01	$(0.15)

Weighted average number of common shares outstanding:
Basic	46.8	47.2
Diluted	46.9	48.5

Amounts attributable to Quad/Graphics common shareholders:
Net earnings from continuing operations	$15.4	$3.0
Net earnings attributable to noncontrolling interests	(0.1)	—
Net earnings from continuing operations attributable to Quad/Graphics common shareholders	$15.3	$3.0

Loss from discontinued operations, net of tax	$(3.2)	$(10.3)
Gain on disposal of discontinued operations, net of tax	35.3	—
Net gain (loss) from discontinued operations, net of tax	$32.1	$(10.3)

Net earnings (loss) attributable to Quad/Graphics common shareholders	$47.4	$(7.3)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net earnings (loss)	$47.5	$(7.3)

Other comprehensive income
Foreign currency translation adjustments	13.0	13.0
Pension and other postretirement benefit liability amortization, net of tax	(0.3)	(0.5)
Total other comprehensive income	12.7	12.5

Total comprehensive income	60.2	5.2

Less: comprehensive income attributable to noncontrolling interests	(0.1)	(0.2)

Comprehensive income attributable to Quad/Graphics common shareholders	$60.1	$5.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$27.1	$25.6
Receivables, less allowances for doubtful accounts of $78.0 at March 31, 2012 and $73.7 at December 31, 2011	561.2	656.1
Inventories	250.7	249.5
Prepaid expenses and other current assets	94.1	142.3
Deferred income taxes	68.8	86.7
Short-term restricted cash	10.4	8.5
Current assets of discontinued operations (Note 4)	—	72.6

Total current assets	1,012.3	1,241.3

Property, plant and equipment—net	2,083.5	2,123.3
Goodwill	787.4	787.1
Other intangible assets—net	279.7	295.6
Long-term restricted cash	58.0	67.4
Equity method investments in unconsolidated entities	74.2	69.4
Other long-term assets	50.5	46.2
Long-term assets of discontinued operations (Note 4)	—	104.9

Total assets	$4,345.6	$4,735.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$261.3	$301.9
Amounts owing in satisfaction of bankruptcy claims	16.9	19.5
Accrued liabilities	355.0	393.9
Purchase price payable on business exchange transaction (Note 3)	—	62.4
Short-term debt and current portion of long-term debt	95.0	82.1
Current portion of capital lease obligations	10.1	20.7
Current liabilities of discontinued operations (Note 4)	—	48.4

Total current liabilities	738.3	928.9

Long-term debt	1,252.6	1,342.8
Unsecured notes to be issued	31.3	38.7
Capital lease obligations	23.2	24.9
Deferred income taxes	438.9	471.9
Other long-term liabilities	504.0	521.5
Long-term liabilities of discontinued operations (Note 4)	—	99.6

Total liabilities	2,988.3	3,428.3

Commitments and contingencies (Note 11)

Redeemable equity (Note 20)	3.4	3.5

Quad/Graphics common stock and other equity (Note 20)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	976.1	984.2
Treasury stock, at cost	(283.7)	(295.4)
Retained earnings	684.3	650.2
Accumulated other comprehensive loss	(25.0)	(37.7)

Quad/Graphics common stock and other equity	1,353.1	1,302.7

Noncontrolling interests	0.8	0.7

Total common stock and other equity and noncontrolling interests	1,353.9	1,303.4

Total liabilities and shareholders' equity	$4,345.6	$4,735.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net earnings (loss)	$47.5	$(7.3)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	84.6	90.5
Impairment charges	8.4	—
Amortization of debt issuance costs	1.1	3.3
Stock-based compensation charges	3.6	2.6
Gain on disposal of discontinued operations, net of tax	(35.3)	—
Loss on sales or disposal of property, plant and equipment	1.1	0.7
Deferred income taxes	(13.5)	10.3
Equity in earnings of unconsolidated entities	(1.1)	(0.8)
Dividends from unconsolidated entities	—	0.3
Changes in operating assets and liabilities—net of acquisitions	14.2	(62.9)

Net cash provided by operating activities	110.6	36.7

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(21.6)	(40.5)
Investment in ManipalTech (Note 3)	(18.1)	—
Proceeds from the sale of property, plant and equipment	2.4	0.2
Transfers from restricted cash	7.5	9.6
Deposit refunded related to business exchange transaction (Note 3)	50.0	—
Purchase price payments on business exchange transaction (Note 3)	(4.2)	—
Acquisition of business—net of cash acquired	(6.6)	—

Net cash provided by (used in) investing activities	9.4	(30.7)

FINANCING ACTIVITIES
Payments of long-term debt	(4.5)	(5.2)
Payments of capital lease obligations	(13.4)	(7.2)
Borrowings on revolving credit facilities	40.2	84.8
Payments on revolving credit facilities	(116.0)	(85.7)
Bankruptcy claim payments on unsecured notes to be issued	(7.4)	—
Proceeds from issuance of common stock	—	1.6
Payment of cash dividends	(11.7)	—
Payment of tax distributions	—	(1.1)

Net cash used in financing activities	(112.8)	(12.8)

Effect of exchange rates on cash and cash equivalents	(5.7)	1.0

Net increase (decrease) in cash and cash equivalents	1.5	(5.8)

Cash and cash equivalents at beginning of period	25.6	20.5

Cash and cash equivalents at end of period	$27.1	$14.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC on February 29, 2012.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2012 and 2011. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

The results of operations of the Company's Canadian operations have been reported as discontinued operations for all periods presented. As the sale of the Canadian operations was completed on March 1, 2012, the corresponding Canadian assets and liabilities are no longer included in the condensed consolidated balance sheet at March 31, 2012. At December 31, 2011, the Canadian assets and liabilities were presented in accordance with the authoritative literature on assets held for sale. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Canadian discontinued operations. See Note 4 for information about the Company's sale of the Canadian operations.

Note 2. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on testing goodwill for impairment. This new guidance gives entities, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company adopted this guidance effective January 1, 2012. Annual impairment tests of goodwill are performed in the fourth quarter of each year. The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued new guidance on fair value measurements. This new guidance amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between GAAP and International Financial Reporting Standards. This new guidance requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance impacted the Company's disclosures and had no impact on the Company's condensed consolidated financial position, results of operations or cash flows.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Note 3. Acquisitions and Strategic Investments

2012 Acquisitions and Strategic Investments

On March 28, 2012, the Company entered into a strategic partnership with India-based Manipal Technologies Limited ("ManipalTech") whereby Quad/Graphics paid $18.1 million for a minority equity ownership interest in ManipalTech. ManipalTech is one of India's largest providers of printing services and supports clients' marketing, branding and communication needs through print services and technology solutions. The Company's investment in ManipalTech is accounted for as a cost method investment and is recorded within other long-term assets in the condensed consolidated balance sheet.

2011 Acquisitions and Strategic Investments

On July 12, 2011, the Company and Transcontinental Inc. ("Transcontinental") entered into a definitive agreement whereby Quad/Graphics acquired 100% of Transcontinental's Mexican operations in exchange for the Company's Canadian operations. Transcontinental's Mexican operations printed magazines, catalogs, retail inserts, books and other printed materials, and employed approximately 900 people among its three facilities in Azcapotzalco, Toluca and Xochimilco, Mexico. The Transcontinental Mexican operations are included within the International segment.

The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011, and completed the sale of the Company's Canadian operations on March 1, 2012. See Note 4 for further discussion of the sale of the Canadian discontinued operations.

In connection with the acquisition of Transcontinental's Mexican operations, the definitive agreement required the Company to deposit 50.0 million Canadian dollars with Transcontinental until the Canadian operations sale was completed. The Company elected to hedge the foreign currency exchange rate exposure related to the 50.0 million Canadian dollar deposit by entering into short-term foreign currency forward exchange contracts. The Company hedged this foreign currency exposure until the March 1, 2012 sale of the Canadian net assets and refund of the 50.0 million Canadian dollar deposit occurred. During the three months ended March 31, 2012, $1.6 million of realized mark-to-market losses on the derivative contracts were offset by $1.6 million of transaction gains on translation of the foreign currency denominated deposit within selling, general and administrative expenses. The fair value determination of the foreign currency forward exchange contracts was categorized as Level 2 in the fair value hierarchy (see Note 15 for the definition of Level 2 inputs).

The Company's determination of the Mexican acquired operations' fair value was $63.6 million. Of the $63.6 million purchase price, $5.4 million was paid in cash ($1.2 million was paid in 2011 and $4.2 million was paid in 2012). The remaining purchase price of $58.2 million was satisfied by the exchange transaction of the Company's Canadian business.

This acquisition was accounted for using the acquisition method of accounting. As of March 31, 2012, the Company recorded a preliminary allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the acquisition date. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The preliminary purchase price allocation is as follows:

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
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price of $63.6 million was estimated by utilizing a discounted cash flow model, following an income approach that incorporates various assumptions including expected future revenue trends, profit margins, capital expenditures, working capital levels and a weighted-average cost of capital. The nonrecurring fair value measurement was classified as Level 3 in the valuation hierarchy (see Note 15 for the definition of Level 3 inputs). Purchased identifiable intangible assets will be amortized on a straight-line basis over six years. The results of operations of the acquired business have been included since the respective dates of acquisition in the accompanying condensed consolidated financial statements. Pro forma information related to the acquisition is not included because the impact on the Company's condensed consolidated results of operations is considered to be immaterial. The Company will finalize the purchase price allocation during 2012.

Note 4. Discontinued Operations

On March 1, 2012, the Company completed the sale of its Canadian operations to Transcontinental (see Note 3 for a description of the business exchange transaction). The gain on disposal of discontinued operations, net of tax, was determined as follows:

As of March 1, 2012
Fair value of the acquired Transcontinental Mexican operations	$63.6
Cash paid to Transcontinental	(5.4)
Net proceeds	$58.2
Net assets of discontinued operations	(26.3)
Cumulative translation adjustment of discontinued operations	3.4
Gain on disposal of discontinued operations, net of tax(1)	$35.3
__________________________________

(1)
For tax purposes the disposal of discontinued operations resulted in a long-term capital loss, for which a deferred tax asset was recorded. An offsetting valuation allowance against the deferred tax asset was recorded to reflect the expected value at which the asset will be recovered.

The results of operations of the Canadian operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented. The following table summarizes the results of operations of the Canadian operations, which are included in the loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the period from January 1, 2012 through March 1, 2012, and for the three months ended March 31, 2011:

	2012	2011
Total net sales	$32.2	$79.9

Loss from discontinued operations before income taxes	(3.2)	(10.3)
Income tax expense	—	—
Loss from discontinued operations, net of tax	$(3.2)	$(10.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

As a result of the March 1, 2012 sale of the Canadian operations, there were no net assets of discontinued operations at March 31, 2012. The following table summarizes the current and non-current assets and liabilities held for sale of the discontinued Canadian operations included in the consolidated balance sheet at December 31, 2011:

December 31, 2011
Receivables—net	$64.1
Inventories	7.5
Prepaid expenses and other current assets	1.0
Current assets of discontinued operations	72.6

Property, plant and equipment—net	71.8
Goodwill	20.9
Other intangible assets—net	12.2
Long-term assets of discontinued operations	104.9

Total assets	$177.5

Accounts payable	$15.0
Accrued liabilities	33.4
Current liabilities of discontinued operations	48.4

Other long-term liabilities	99.6
Long-term liabilities of discontinued operations	99.6

Total liabilities	$148.0

Net assets of discontinued operations	$29.5

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2012 and 2011, as follows:

	Three Months Ended March 31,
	2012	2011
Employee termination charges	$10.4	$11.0
Impairment charges	8.4	—
Transaction-related charges	1.5	—
Integration costs	11.9	6.4
Other restructuring charges	6.0	11.3
Total	$38.2	$28.7

The costs related to these activities have been recorded on the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 21 for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure as part of the integration of the July 2, 2010 World Color Press, Inc. ("World Color Press") acquisition. The Company has since expanded its restructuring program to include the cost reduction programs associated with the September 8, 2011 Transcontinental Mexico acquisition as well as other cost reduction programs.

During the first quarter of 2012, the Company announced the closures of the Jonesboro, Arkansas plant and the Mexico City, Mexico plant. Since 2010, the Company has announced a total of 14 plant closures and has reduced headcount by approximately 5,500. As a result of these restructuring programs, the Company recorded the following charges for the three months ended March 31, 2012 and 2011:

•
Employee termination charges of $10.4 million and $11.0 million during the three months ended March 31, 2012 and 2011, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $11.9 million and $6.4 million during the three months ended March 31, 2012 and 2011, respectively. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies. The integration costs during the three months ended March 31, 2011 are presented net of a $7.1 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations.

•
Other restructuring charges of $6.0 million and $11.3 million during the three months ended March 31, 2012 and 2011, respectively. The Company recognized the following other restructuring charges for the three months ended March 31, 2012: (1) $3.5 million of vacant facility carrying costs, (2) $2.2 million of equipment and infrastructure removal costs from closed plants and (3) $0.3 million of other restructuring charges. The Company recognized the following other restructuring charges for the three months ended March 31, 2011: (1) $3.9 million of lease exit charges, (2) $3.3 million of vacant facility carrying costs and (3) $4.1 million of other restructuring charges.

The restructuring charges recorded are based on plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives in 2012.

Impairment Charges

As a result of plant closures related to capacity reduction restructuring initiatives, certain buildings and equipment are no longer utilized in production. The Company recognized impairment charges of $8.4 million during the three months ended March 31, 2012, primarily related to the Company's vacant Pila, Poland facility. There were no impairment charges recognized during the three months ended March 31, 2011.

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $1.5 million during the three months ended March 31, 2012, incurred primarily in connection with the transaction with Transcontinental (see Note 3). There were no transaction-related charges recognized during the three months ended March 31, 2011. The transaction costs are expensed as incurred in accordance with the applicable accounting guidance on business combinations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the three months ended March 31, 2012 was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2011	$9.3	$—	$—	$18.2	$26.7	$54.2
Expense from continuing operations	10.4	8.4	1.5	11.9	6.0	38.2
Cash payments	(10.1)	—	(0.8)	(9.2)	(10.0)	(30.1)
Non-cash adjustments	—	(8.4)	—	—	(1.6)	(10.0)
Balance at March 31, 2012	$9.6	$—	$0.7	$20.9	$21.1	$52.3

These reserves are classified as accrued liabilities in the condensed consolidated balance sheets, as the Company expects the reserves to be paid within the next twelve months.

Note 6. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Goodwill at March 31, 2012 did not include any accumulated impairment losses. No indications of impairment have been identified during the three months ended March 31, 2012. As a result, no goodwill impairment was recorded during the three months ended March 31, 2012 or 2011.

Activity impacting the Company's goodwill for the three months ended March 31, 2012 was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2011	$757.4	$29.7	$787.1
Translation adjustment	—	0.3	0.3
Balance at March 31, 2012	$757.4	$30.0	$787.4

The components of other intangible assets at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31, 2011
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.8	$(9.7)	$1.1	5	$10.7	$(9.6)	$1.1
Customer relationships	6	383.6	(111.0)	272.6	6	383.6	(95.7)	287.9
Capitalized software	5	4.1	(1.9)	2.2	5	4.1	(1.7)	2.4
Acquired technology	5	8.0	(4.4)	3.6	5	8.0	(4.0)	4.0

Total finite-lived intangible assets		406.5	(127.0)	279.5		406.4	(111.0)	295.4

Other indefinite-lived intangible assets		0.2	—	0.2		0.2	—	0.2
Total		$406.7	$(127.0)	$279.7		$406.6	$(111.0)	$295.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Amortization expense for other intangible assets was $16.8 million and $16.1 million for the three months ended March 31, 2012 and 2011, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2012:

Remainder of 2012	$50.3
2013	66.2
2014	65.0
2015	64.6
2016	33.0
2017	0.4
Total	$279.5

Note 7. Inventories

The components of the Company's inventories at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Raw materials and manufacturing supplies	$161.7	$124.9
Work in process	41.4	72.0
Finished goods	47.6	52.6
Total	$250.7	$249.5

Note 8. Property, Plant and Equipment

The components of the Company's property, plant and equipment at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Land	$140.4	$140.9
Buildings	927.8	930.1
Machinery and equipment	3,420.3	3,398.2
Other	206.9	201.7
Construction in progress	30.0	23.0
	4,725.4	4,693.9
Less: accumulated depreciation	(2,641.9)	(2,570.6)
Total	$2,083.5	$2,123.3

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

The Company recognized depreciation expense of $67.8 million and $71.2 million for the three months ended March 31, 2012 and 2011, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Assets Held for Sale from Continuing Operations

Certain closed facilities are considered held for sale. The net book value of the assets held for sale from continuing operations was $13.3 million and $14.3 million as of March 31, 2012 and December 31, 2011, respectively. These assets were valued at their fair value, less the estimated costs to sell. Assets held for sale from continuing operations are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Note 9. Restricted Cash

The components of the Company's restricted cash at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Defeasance of unsecured notes to be issued (see Note 12)	$68.0	$75.4
Other	0.4	0.5
Total restricted cash	$68.4	$75.9
Less: short-term restricted cash	(10.4)	(8.5)
Long-term restricted cash	$58.0	$67.4

Note 10. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural Editora e Gráfica ("Plural"), a commercial printer based in São Paulo, Brazil, and a 50% ownership interest in Quad/Graphics Chile S.A. ("Chile"), a commercial printer based in Santiago, Chile. The Company's ownership interest in Plural and Chile is accounted for using the equity method of accounting for all periods presented. The Company's equity earnings of Plural's and Chile's operations are recorded in the line item entitled equity in earnings of unconsolidated entities in the Company's condensed consolidated statements of operations, and is included within the International segment.

The combined condensed statements of operations for Plural and Chile for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31,
	2012	2011
Net sales	$52.6	$54.0
Operating income	3.8	2.2
Net earnings	2.3	1.4

Note 11. Commitments and Contingencies

Commitments

The Company had firm commitments of $24.2 million to purchase press and finishing equipment at March 31, 2012.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2012
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

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $16.9 million and $19.5 million of such recorded claims have yet to be paid as of March 31, 2012 and December 31, 2011, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. In the event that the total of all allowed Class 3 Claims exceeds $150.0 million, each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which is $89.2 million). In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 Claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 Claim or (2) upon all Class 3 Claims being resolved any excess amount will revert to the Company. In the three months ended March 31, 2012, $7.4 million was paid to Class 3 Claim creditors. At March 31, 2012, $68.0 million remains and is classified as restricted cash in the condensed consolidated balance sheets (see Note 9). Based on the Company's analysis of the outstanding claims, the Company has recorded a liability, classified as unsecured notes to be issued in the condensed consolidated balance sheet, of $31.3 million at March 31, 2012.

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2011	$75.4	$38.7
Class 3 Claim payments during 2012	(7.4)	(7.4)
Balance at March 31, 2012	$68.0	$31.3

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, amounts owing in satisfaction of bankruptcy claims on the condensed consolidated balance sheet could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's March 31, 2012 estimate of total Class 3 Claim payments is $31.3 million. In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Note 13. Debt

Long-term debt consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Master note and security agreement	$613.4	$616.0
Term loan A—$450.0 million	450.0	450.0
Term loan B—$200.0 million	198.1	198.6
Revolving credit facility—$850.0 million	—	85.0
International term loan—$76.0 million	67.1	65.9
International revolving credit facility—$16.1 million	12.6	6.7
Other	6.4	2.7
Total debt	$1,347.6	$1,424.9
Less: short-term debt and current portion of long-term debt	(95.0)	(82.1)
Long-term debt	$1,252.6	$1,342.8

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.3 billion at March 31, 2012. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 15 for the definition of Level 2 inputs).

As of March 31, 2012, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2012 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2012, the Company's leverage ratio was 2.18 to 1.00).

•
 On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.25 to 1.00 (for the twelve months ended March 31, 2012, the Company's interest coverage ratio was 6.96 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended March 31, 2012, the Company's fixed charge coverage ratio was 3.52 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of March 31, 2012, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.28 billion).

In addition to those covenants, the $1.5 billion debt financing agreement entered into on July 26, 2011 also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. As of March 31, 2012, the Company was in compliance with all financial covenants in its debt agreements.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Note 14. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period. The actual effective income tax rate for the interim period can differ from the statutory tax rate, as it reflects changes in valuation allowances due to expected current year earnings or loss and other discrete items, such as changes in the liability for unrecognized tax benefits for establishment and settlement of income tax exposures.

During the three months ended March 31, 2012, the Company's liability for unrecognized tax benefits was reduced by $70.9 million, primarily related to settlement of Internal Revenue Service ("IRS") audits. In connection with the settlements, the Company recorded an income tax benefit of $31.2 million in the condensed consolidated statement of operations. The Company does not anticipate a material change in total unrecognized tax benefits within the next 12 months.

Note 15. Financial Instruments and Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. Nonrecurring fair value measurements during the quarter were not significant. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of March 31, 2012 and December 31, 2011. See Note 13 for further discussion on the fair value of the Company's debt. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of March 31, 2012.

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

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. During the three months ended March 31, 2012 and 2011, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.

The Company settled the short-term foreign currency forward exchange contract to hedge exchange rate exposure on the 50.0 million Canadian dollars deposit related to the Transcontinental Mexico acquisition on March 1, 2012 (see Note 3). There were no open foreign currency exchange contracts as of March 31, 2012. For the three months ended March 31, 2012 and 2011, the impact on the condensed consolidated statements of operations of hedge ineffectiveness was not material.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Single employer pension and postretirement obligations	$294.9	$300.9
Multiemployer pension plans—withdrawal liability	82.8	83.5
Tax-related liabilities	18.0	30.7
Employee-related liabilities	44.6	45.0
Other	63.7	61.4
Total	$504.0	$521.5

Note 17. Pension and Other Postretirement Benefits

The Company sponsors various funded and unfunded pension plans for a portion of its full-time employees in the United States. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all qualified plans using actuarial cost methods and assumptions acceptable under government regulations. In addition to pension benefits, the Company provides certain healthcare and life insurance benefits for some retired employees.

The components of the net pension expense and net postretirement benefits income from continuing operations for the three months ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,
	2012	2011
Pension expense
Service cost	$0.1	$0.1
Interest cost	7.8	8.5
Expected return on plan assets	(6.8)	(6.9)
Net periodic pension benefit expense	1.1	1.7
Settlement loss	0.1	—
Net pension expense	$1.2	$1.7

Postretirement benefits income
Service cost	$0.1	$0.1
Interest cost	0.3	0.4
Amortization of deferred gains, net	(0.5)	(0.8)
Net postretirement benefits income	$(0.1)	$(0.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

During the three months ended March 31, 2012, the Company made the following contributions and benefits payments to its defined benefit pension and postretirement plans in its continuing operations:

Three Months Ended
March 31, 2012
Contributions on qualified pension plans	$7.5
Settlement payments on non-qualified pension plans	3.2
Benefit payments on non-qualified pension plans	0.3
Benefit payments on postretirement plans	0.2
Total benefit plan payments	$11.2

Multiemployer Pension Plans

The Company is in process of withdrawing from all significant multiemployer pension plans ("MEPPs") and, during 2011, replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union - Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and will require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed.

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, and is in the process of determining the final withdrawal payment with both MEPPs' administrators. As of March 31, 2012, the Company has reserved $97.6 million as its estimate of the total MEPPs withdrawal liability, of which $82.8 million is recorded in other long-term liabilities, $9.3 million is recorded in accrued liabilities and $5.5 million is recorded in unsecured notes to be issued in the condensed consolidated balance sheet. This estimate may change depending on the final agreement with the MEPPs' administrators. During this process the Company began making monthly payments as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators.

Note 18. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed by dividing net earnings (loss) attributable to Quad/Graphics common shareholders by the weighted average common shares outstanding of 46.8 million and 47.2 million shares for the three months ended March 31, 2012 and 2011, respectively. The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity incentive instruments of 3.2 million and 0.5 million class A common shares were excluded from the computations of diluted net earnings per share for the three months ended March 31, 2012 and 2011, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, including the impact of discontinued operations, for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net earnings from continuing operations	$15.4	$3.0
Net earnings attributable to noncontrolling interests	(0.1)	—
Net earnings from continuing operations attributable to Quad/Graphics common shareholders	$15.3	$3.0

Loss from discontinued operations, net of tax	$(3.2)	$(10.3)
Gain on disposal of discontinued operations, net of tax	35.3	—
Net gain (loss) from discontinued operations, net of tax	$32.1	$(10.3)

Earnings (loss) attributable to Quad/Graphics common shareholders	$47.4	$(7.3)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	46.8	47.2
Plus: effect of dilutive equity incentive instruments	0.1	1.3
Diluted weighted average number of common shares outstanding for all classes of common shares	46.9	48.5

Net earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$0.33	$0.07
Discontinued operations	0.68	(0.22)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$1.01	$(0.15)

Diluted:
Continuing operations	$0.33	$0.06
Discontinued operations	0.68	(0.21)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$1.01	$(0.15)

Cash dividends paid per common share for all classes of common shares	$0.25	$—

Note 19. Equity Incentive Programs

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and non-employee directors using the Black-Scholes option pricing model. The total compensation expense recognized related to all equity incentive programs was $3.6 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognizes compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the awards, which is generally the vesting term. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
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

As of March 31, 2012, there are 1.0 million shares available for issuance under the Omnibus Plan.

Stock Options

Stock options vest over four years, with no vesting in the first year and one-third vesting upon the second, third and fourth anniversary dates. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, death, disability or normal retirement of the grantee. Options expire no later than the tenth anniversary of the grant date, twenty-four months after termination for death, thirty-six months after termination for normal retirement or disability and 90 days after termination of employment for any other reason. Excluding options granted on November 18, 2011, options are not credited with dividend declarations. Stock options are typically granted only to employees.

The Company granted 448,154 stock options under the Omnibus Plan on both January 1, 2012 and 2011. The grant date weighted average fair value of options was $2.25 and $13.19 for the grants during the three months ended March 31, 2012 and 2011, respectively. The fair value of each stock option grant is estimated on the date of grant with the following weighted average assumptions for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Expected volatility	36.7%	36.0%
Risk-free interest rate	1.3%	2.3%
Expected life (years)	7.0	7.0
Dividend yield	7.1%	2.0%

The Company determined expected volatility based on the volatility of comparable company stock. The average risk-free interest rate is based on the United States treasury security rate in effect as of the grant date over the term of the expected life. The expected life is based on the term and vesting period of each grant adjusted for historical experience in vesting.

Compensation expense recognized related to stock options was $2.4 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively. Total future compensation expense for all stock options granted as of March 31, 2012 is estimated to be $27.8 million. Estimated future compensation expense is $7.5 million for 2012, $10.1 million for 2013, $10.0 million for 2014, and $0.2 million for 2015.

There were no option exercises in the three months ended March 31, 2012. Cash received from option exercises was$1.6 million for the three months ended March 31, 2011.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the three months ended March 31, 2012:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2011	3,984	$21.09	7.7	$1.1
Granted	448	14.14	7.0
Exercised	—	—
Cancelled/forfeited/expired	(2)	29.68
Outstanding at March 31, 2012	4,430	$20.35	7.7	$0.5

Vested and expected to vest at March 31, 2012	4,086	$20.28	7.7	$0.5
Exercisable at March 31, 2012	1,875	$18.46	7.4	$0.4

The intrinsic value of options exercisable and options outstanding at March 31, 2012 and 2011 is based on the fair value of the stock price.

Share-based compensation activity for the three months ended March 31, 2012 and 2011 is noted below:

	Three Months Ended March 31,
	2012	2011
Total intrinsic value of stock options exercised	$—	$3.1
Cash received from stock option exercises	—	1.6
Total fair value of stock options vested	—	5.4

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Restricted stock ("RS") and restricted stock unit ("RSU") awards consist of shares or the rights to shares of the Company's class A stock which are awarded to employees of the Company. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. RSU awards are typically granted to eligible employees outside of the United States. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee. Grantees receiving RS grants are able to exercise full voting rights and receive full credit for dividends during the vesting period. All such dividends will be paid to the RS grantee within 45 days of full vesting. Grantees receiving RSUs granted prior to January 1, 2012 are not entitled to vote and do not earn dividend equivalents. Grantees receiving RSUs after January 1, 2012 are not entitled to vote but do earn dividends equivalents. Upon vesting, RSUs will be settled either through cash payment equal to the fair market value of the RSUs on the vesting date or through issuance of Company class A stock.

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2012:

	Restricted Stock			Restricted Stock Units
	Shares (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2011	110.2	$41.21	2.0	10.1	$37.81	2.0
Granted	310.7	14.34	3.0	15.8	14.34	3.0
Vested	—	—	—	—	—	—
Forfeited	(0.6)	41.26	—	(3.5)	38.86	—
Nonvested at March 31, 2012	420.3	$21.35	2.5	22.4	$21.17	2.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

On January 1, 2012, RS awards of 310,651 shares and RSU awards of 15,760 units were granted at a grant date fair value of $14.34. On January 1, 2011, RS awards of 119,315 shares and RSU awards of 14,625 units were granted at a grant date fair value of $41.26 and $38.86, respectively. All of the RS shares and the RSUs will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense of $0.8 million and $0.4 million was recognized related to RS and RSUs for the three months ended March 31, 2012 and 2011. Total future compensation expense for all RS and RSUs granted as of March 31, 2012 is estimated to be $6.8 million. Estimated future compensation expense is $2.3 million for 2012, $3.1 million for 2013, and $1.4 million for 2014. The aggregate fair value of outstanding RSUs as of March 31, 2012 was $0.5 million.

The Company granted 32,280 and 13,704 deferred stock units ("DSU") on January 1, 2012 and 2011, respectively. The grant date fair value of deferred stock units was $14.34 and $41.26 during the three months ended March 31, 2012 and 2011, respectively. The deferred stock units are fully vested on the grant date. Each DSU entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control or death or disability as defined in the individual DSU grant agreement. Grantees of DSUs may not exercise voting rights, but are credited with dividends and those dividends will be converted into additional DSUs based on the closing price of the class A stock upon settlement. As of March 31, 2012, 44,020 deferred stock units were outstanding. For the three months ended March 31, 2012 and 2011, the compensation expense recorded for these awards was $0.4 million and $0.6 million, respectively. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A stock to meet the stock requirements of its awards in the future.

Note 20. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Issued Shares Classified as Common Stock	Issued Shares Classified as Redeemable Equity	Total Issued Shares
Class A stock ($0.025 par value)	80.0
March 31, 2012		32.7	7.3	40.0	—	40.0
December 31, 2011		32.4	7.6	40.0	—	40.0

Class B stock ($0.025 par value)	80.0
March 31, 2012		14.2	0.8	15.0	—	15.0
December 31, 2011		14.2	0.8	15.0	—	15.0

Class C stock ($0.025 par value)	20.0
March 31, 2012		—	0.2	0.2	0.3	0.5
December 31, 2011		—	0.2	0.2	0.3	0.5

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2012 and 2011. The Company has no present plans to issue any preferred stock.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's class A, class B and class C stock for the three months ended March 31, 2012 and 2011:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2012
Q1 2012 Dividend	February 28, 2012	March 12, 2012	March 23, 2012	$0.25
2011
Q1 2011 Dividend(1)	N/A	N/A	N/A	—
__________________________________

(1)	There was no dividend declared during the three months ended March 31, 2011.

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of stock. The Company's class C stock is held by the Quad/Graphics Employee Stock Ownership Plan (and can only be owned by, or transferred to, a Company employee benefit plan which is intended to satisfy the qualification requirements of Section 401 of the Internal Revenue Code).

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

The redemption value of the class C qualified employee retirement plan shares at March 31, 2012 and December 31, 2011 totaled $3.4 million and $3.5 million, respectively. There were no class C common shares redeemed by the Company during the three months ended March 31, 2012. Subsequent changes to the redemption value of the securities due to changes in stock valuation or dividend declarations are charged to retained earnings, while decreases in redemption value due to elimination of redemption features are credited to additional paid-in capital and retained earnings. During the three months ended March 31, 2012 the balance of redeemable equity decreased by $0.1 million. Additional information regarding the changes in redeemable equity for the three months ended March 31, 2012 is provided in the table below:

	Class C Common Stock		Total Redeemable Equity
	Shares	Redemption Value
Balance at December 31, 2011	0.3	$3.5	$3.5
Cash dividends declared	—	(0.1)	(0.1)
Balance at March 31, 2012	0.3	$3.4	$3.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

Common stock and other equity and noncontrolling interests

Activity impacting the Company's common stock and other equity and noncontrolling interests for the three months ended March 31, 2012 was as follows:

	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2011	$1,302.7	$0.7
Net earnings attributable to Quad/Graphics common shareholders	47.4	—
Net earnings attributable to noncontrolling interests	—	0.1
Foreign currency translation adjustments	13.0	—
Cash dividends declared	(13.3)	—
Stock-based compensation charges	3.6	—
Pension and other postretirement benefit liability adjustments, net of tax	(0.3)	—
Balance at March 31, 2012	$1,353.1	$0.8

Note 21. Segment Information

The Company operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. As a result of the divestiture of the Company's Canadian operations to Transcontinental on March 1, 2012 as discussed in Note 4, the former North America Print and Related Services segment is now referred to as the United States Print and Related Services segment. All United States Print and Related Services segment amounts have been restated to exclude the Canadian discontinued operations. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company's reportable and operating segments and their product and service offerings are summarized below:

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and its products include catalogs, consumer magazines, special insert publications, direct mail, packaging and other commercial and specialty printed products, retail inserts, books and directories. The related service offerings include creative, digital imaging, video, photography, workflow solutions, interactive technology including mobile and social media, response data analytics services, mailing, distribution, logistics and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including the acquired Transcontinental Mexican operations (see Note 3). This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment.

Corporate

The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In millions, except share and per share data and unless otherwise indicated)

	Net Sales		Operating Income/(Loss)	Restructuring, Impairment and Transaction-Related Charges
	Products	Services
Three months ended March 31, 2012
United States Print and Related Services	$751.6	$111.7	$33.7	$14.3
International	123.6	2.7	(8.2)	10.5
Total operating segments	875.2	114.4	25.5	24.8
Corporate	—	—	(23.6)	13.4
Total	$875.2	$114.4	$1.9	$38.2

Three months ended March 31, 2011
United States Print and Related Services	$792.6	$114.6	$46.7	$21.4
International	112.4	2.8	(4.8)	1.5
Total operating segments	905.0	117.4	41.9	22.9
Corporate	—	—	(17.1)	5.8
Total	$905.0	$117.4	$24.8	$28.7

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2012 and 2011 are further described in Note 5 and are included in the operating income/(loss) results by segment above.

A reconciliation of operating income to loss from continuing operations before income taxes and equity in earnings of unconsolidated entities as reported in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Operating income from continuing operations	$1.9	$24.8
Less: interest expense	21.4	29.8
Loss from continuing operations before income taxes and equity in earnings of unconsolidated entities	$(19.5)	$(5.0)

Note 22. Subsequent Events

Declaration of Quarterly Dividend

On May 9, 2012, the Company declared a quarterly dividend of $0.25 per share, which will be paid on June 22, 2012, to shareholders of record as of June 11, 2012.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three months ended March 31, 2012 and 2011, including the notes thereto, included elsewhere in this report and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2011, and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for the three months ended March 31, 2012 to the three months ended March 31, 2011. The comparability of the Company's results of operations between periods was impacted by the September 8, 2011 acquisition of Transcontinental's Mexican operations. Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

•
Liquidity and Capital Resources. This section provides an analysis of the Company's capitalization and cash flows. The cash flows of the Company's Canadian operations have not been reported as discontinued operations and are included in all cash flow analysis. Forward-looking statements important to understanding the Company's financial condition are also included in this section. This section also provides a discussion of Free Cash Flow, a non-GAAP financial measure the Company uses to assess liquidity and capital deployment.

•
New Accounting Pronouncements. This section provides a discussion of new accounting pronouncements and the anticipated impact of those accounting pronouncements to the Company's condensed consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements

To the extent any statements in this Quarterly Report on Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, the objectives, goals, strategies, beliefs, intentions, plans, estimates, prospects, projections and outlook of the Company, and can generally be identified by the use of words such as "may", "will", "expect", "intend", "estimate", "anticipate", "plan", "foresee", "believe" or "continue" or the negatives of these terms, variations on them and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Part I, Item 1A of the Company's 2011 Annual Report on Form 10-K, filed with the SEC on February 29, 2012, as may be amended or supplemented in Part II, Item 1A of the Company's subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

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

•	The liabilities of World Color Press with respect to pension, postretirement benefits and MEPPs could grow in the future and create additional costs;

•	Restrictions imposed by various covenants in the Company's debt facilities may affect the Company's ability to operate its business;

•	Failure to successfully integrate the operations of Quad/Graphics and World Color Press;

•	Risks associated with the Company's operations outside of the United States;

•	The inability to retain and attract additional, key employees, or the adverse effects of any strikes or other labor protests.
Quad/Graphics cautions that the foregoing list of risks, uncertainties and other factors is not exhaustive and you should carefully consider the other factors detailed from time to time in Quad/Graphics' filings with the SEC and other uncertainties and potential events when reviewing the Company's forward-looking statements.

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

Overview

Business Overview

Quad/Graphics is a leading global provider of print and related products and services that are designed to provide integrated multichannel solutions to marketers and publishers in the United States, Latin America and Europe. The Company's products and services include:

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

As a result of the divestiture of the Company's Canadian operations to Transcontinental on March 1, 2012, the former North America Print and Related Services segment is now referred to as the United States Print and Related Services segment. All United States Print and Related Services segment amounts have been restated to exclude the Canadian discontinued operations. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company has three reportable segments: United States Print and Related Services, International and Corporate.

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and includes all of the product and related service offerings described above. The United States Print and Related Services segment accounted for approximately 87% of the Company's consolidated net sales during the three months ended March 31, 2012.

The International segment consists of the Company's printing operations in Europe and Latin America, including the acquired Transcontinental Mexican operations. This segment produces and delivers all of Quad/Graphics' product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 13% of the Company's consolidated net sales during the three months ended March 31, 2012.

The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

Key Performance Metrics Overview

The Company's management believes the ability to generate net sales growth, profit increases and positive cash flow are key indicators of the successful execution of the Company's business strategy and will increase shareholder value. The Company uses period over period net sales growth, EBITDA, EBITDA margin, net cash provided by operating activities and Free Cash Flow as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin and Free Cash Flow are non-GAAP financial measures (see the definitions of EBITDA, EBITDA margin and the reconciliation of net earnings (loss) attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section below, and see the definition of Free Cash Flow and the reconciliation of net cash provided by operating activities to Free Cash Flow in the "Liquidity and Capital Resources" section below).

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

Net cash provided by operating activities. The Company uses net cash provided by operating activities as a metric to assess liquidity. The Company's management assesses net cash provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund integration and restructuring requirements related to the acquired World Color Press and Transcontinental Mexican operations, as well as to fund capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plans withdrawal payments, acquisitions and other investments in future growth, shareholder dividends and share repurchases. Net cash provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

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

Overview of Trends Affecting Quad/Graphics

Competition in the highly fragmented printing industry remains intense. The industry has excess manufacturing capacity created by declines in industry volumes, which is causing the printing industry to face continued downward pricing pressures. In addition, the growth and adaptation of alternative marketing technologies (such as online distribution and hosting of content and mobile technologies), as well as alternative delivery of content has resulted in marketers and publishers allocating their marketing and advertising spend across a wide and expanding selection of non-print media options, which further exacerbates industry overcapacity. Management anticipates that volume and pricing pressures will continue throughout 2012, and, in response, management will continue its focus on financial flexibility, a strong balance sheet and an efficient cost structure.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management currently is balancing the use of cash between deleveraging the Company's balance sheet through reduction in debt and pension and postretirement obligations, compelling investment opportunities, and returns to shareholders including a quarterly shareholder dividend of $0.25 per share and a share repurchase program approved in the third quarter of 2011 (there were no purchases under this program during the three months ended March 31, 2012). The Company reduced consolidated debt and capital leases by $90 million during the three months ended March 31, 2012 and $415 million since the July 2, 2010 World Color Press acquisition date, despite incurring significant costs related to acquisition integration and restructuring programs.

The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's own brand of ERP software tools to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 through March 31, 2012 have resulted in the announcement of 14 plant closures and have reduced headcount by approximately 5,500. Upon completion of the World Color Press integration, which will be completed by the end of 2012, management estimates the annual synergy savings will be more than $250 million. Since the acquisition and through March 31, 2012, the Company has achieved approximately $221 million in total synergy savings. Management expects that these synergy savings will be achieved within the estimated integration-related costs range of $195 million to $240 million. There can be no assurance that the synergy savings target will be fully realized or that the integration-related costs will not exceed the estimate. In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through Lean Manufacturing and Continuous Improvement initiatives in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees.

In this increasingly multichannel marketplace, the Company believes that the printing industry will be driven to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers. The Company invested $22 million in capital projects during the first quarter of 2012, and intends to invest a total of $125 million to $150 million in new capital projects in 2012.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities, acquisitions or divestitures.

On July 12, 2011, the Company and Transcontinental entered into a definitive agreement pursuant to which Quad/Graphics acquired Transcontinental's Mexican operations in exchange for the Company's Canadian operations. As part of the Canadian transaction, Transcontinental assumed pension and post-retirement obligations pertaining to the Canadian employees. The Company believes with the acquisition of Transcontinental's Mexican operations it will be able to create an industry-leading print platform in an economy with a higher growth rate than that of Canada, and also achieve beneficial synergy savings through operational consolidation. The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011, and completed the sale of its Canadian operations to Transcontinental on March 1, 2012.

On March 28, 2012, the Company entered into a strategic partnership with India-based ManipalTech through the purchase of a minority equity ownership interest. ManipalTech is one of India's largest providers of printing services and supports clients' marketing, branding and communication needs through print services and technology solutions. The strategic investment expanded Quad/Graphics' geographic reach to Asia and broadened its product and service scope.

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

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Summary Results

The Company's operating income from continuing operations, operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the three months ended March 31, 2012 changed from the three months ended March 31, 2011 as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended March 31, 2011	$24.8	2.4%	$(7.3)	$(0.15)
2012 Restructuring, Impairment and Transaction-Related Charges(1)	(38.2)	(3.9)%	(22.9)	(0.49)
2011 Restructuring, Impairment and Transaction-Related Charges(2)	28.7	2.8%	17.2	0.35
Decrease in Interest Expense(3)	N/A	N/A	5.0	0.11
Income Tax Benefit from Settlement of IRS Audits(4)	N/A	N/A	31.2	0.67
Decrease in Loss from Discontinued Operations, net of tax(5)	N/A	N/A	7.1	0.15
Increase in Gain on Disposal of Discontinued Operations, net of tax(6)	N/A	N/A	35.3	0.75
Decrease in Operating Income(7)	(13.4)	(1.1)%	(18.2)	(0.38)
For the Three Months Ended March 31, 2012	$1.9	0.2%	$47.4	$1.01
__________________________________

(1)	Restructuring, impairment and transaction-related charges of $38.2 million incurred during the three months ended March 31, 2012 included:

a.	$10.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$8.4 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's vacant Pila, Poland facility;

c.	$1.5 million of transaction-related charges incurred primarily in connection with the transaction with Transcontinental;

d.	$11.9 million of acquisition-related integration costs; and

e.	$6.0 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.
In connection with the restructuring program that began in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure as part of the integration of the July 2, 2010 World Color Press acquisition and the September 8, 2011 Transcontinental Mexico acquisition, as well as other cost reduction programs, the Company expects to incur additional restructuring and integration costs in future reporting periods.

(2)	Restructuring, impairment and transaction-related charges of $28.7 million incurred during the three months ended March 31, 2011 included:

a.	$11.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$6.4 million of acquisition-related integration costs, net of a $7.1 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations; and

c.	$11.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense decreased $8.4 million ($5.0 million net of tax) during the three months ended March 31, 2012 to $21.4 million. This change was due to a reduction in debt in 2012 and lower interest rates as a result of the $1.5 billion debt financing agreement entered into on July 26, 2011.

(4)	The Company settled IRS audits which resulted in an income tax benefit of $31.2 million during the three months ended March 31, 2012.

(5)
Loss on discontinued operations, net of tax, decreased $7.1 million during the three months ended March 31, 2012 to a $3.2 million loss primarily due to one less month of Canadian operations in 2012 as the Canadian discontinued operations were sold on March 1, 2012. Additionally, depreciation expense decreased $3.2 million in 2012, as the Company, in accordance with applicable accounting guidance, discontinued depreciation expense on the Canadian discontinued operations on July 12, 2011 (when the definitive agreement was entered into with Transcontinental to sell the Canadian business).

(6)
Gain on disposal of discontinued operations, net of tax, was $35.3 million during the three months ended March 31, 2012, due to the March 1, 2012 completion of the sale of the Company's Canadian operations to Transcontinental.

(7)
Operating income decreased $13.4 million primarily due to the margin impact of a $32.8 million, or 3.2%, decline in net sales and $9.5 million in increased restructuring, impairment and transaction-related charges, partially offset by $25 million in incremental synergy savings from the integration of World Color Press' operations and $2.7 million in reduced depreciation and amortization expense. The $18.2 million decrease in net earnings in the table above reflects the $13.4 million decrease in operating income discussed in the previous sentence, and additional tax expense recorded primarily related to an increase in the liability for unrecognized tax benefits and losses for which tax benefits were fully valued against. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below (excluding the Canadian discontinued operations):

	Three Months Ended March 31,
	2012		2011
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$875.2	88.4%	$905.0	88.5%	$(29.8)	(3.3)%
Services	114.4	11.6%	117.4	11.5%	(3.0)	(2.6)%
Total Net Sales	989.6	100.0%	1,022.4	100.0%	(32.8)	(3.2)%
Cost of Sales:
Products	686.7	69.4%	697.0	68.2%	(10.3)	(1.5)%
Services	86.2	8.7%	86.7	8.5%	(0.5)	(0.6)%
Total Cost of Sales	772.9	78.1%	783.7	76.7%	(10.8)	(1.4)%
Selling, General & Administrative Expenses	92.0	9.3%	97.9	9.6%	(5.9)	(6.0)%
Restructuring, Impairment and Transaction-Related Charges	38.2	3.9%	28.7	2.8%	9.5	33.1%
Depreciation and Amortization	84.6	8.5%	87.3	8.5%	(2.7)	(3.1)%
Total Operating Expenses	987.7	99.8%	997.6	97.6%	(9.9)	(1.0)%
Operating Income From Continuing Operations	$1.9	0.2%	$24.8	2.4%	$(22.9)	(92.3)%

Net Sales

Product sales decreased $29.8 million, or 3.3%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to lower volumes, decreased paper and byproduct sales and lower pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $3.0 million, or 2.6%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to lower sales on imaging and logistics and distribution services.

Cost of Sales

Cost of product sales decreased $10.3 million for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to decreased print volumes and synergy savings related to labor, purchasing and other manufacturing savings primarily resulting from the Company's World Color Press and Transcontinental Mexico integration restructuring programs, which have resulted in 14 announced plant closures.

Cost of product sales as a percentage of net sales increased from 68.2% for the three months ended March 31, 2011 to 69.4% for the three months ended March 31, 2012 primarily due to lower pricing on byproduct recoveries and lower print pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry. These increases in cost of product sales as a percentage of net sales were partially offset by synergy cost savings related to the World Color Press and Transcontinental Mexico acquisition integration programs.

Cost of service sales decreased $0.5 million for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to lower sales on imaging and logistics and distribution services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.9 million for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to synergy savings from the integration of World Color Press, partially offset by $2 million in higher bad debt provision recorded in 2012. Selling, general and administrative expenses as a percentage of net sales decreased from 9.6% to 9.3% between years due to synergy savings from the integration of World Color Press.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $9.5 million for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to a $8.4 million increase in impairment charges, a $5.5 million increase in acquisition-related integration costs and a $1.5 million increase in transaction-related charges incurred primarily in connection with the Transcontinental transaction, partially offset by a $5.3 million decrease in other restructuring costs and a $0.6 million decrease in employee termination charges.

Restructuring, impairment and transaction-related charges of $38.2 million incurred in the three months ended March 31, 2012 included: (1) $10.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $8.4 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's vacant Pila, Poland facility, (3) $1.5 million of transaction-related charges incurred primarily in connection with the transaction with Transcontinental, (4) $11.9 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies, and (5) $6.0 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $28.7 million incurred in the three months ended March 31, 2011 included: (1) $11.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $6.4 million of acquisition-related integration costs and (3) $11.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Depreciation and Amortization

Depreciation and amortization decreased $2.7 million for the three months ended March 31, 2012 compared with the three months ended March 31, 2011, due primarily to decreased capital expenditures for property, plant and equipment, and the impact of the Company's restructuring activities, which have resulted in 14 announced plant closures.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$119.6	12.1%	$102.6	10.0%

EBITDA increased $17.0 million for the three months ended March 31, 2012 primarily due to the $35.3 million gain on the disposal of the Canadian discontinued operations, $25 million in incremental World Color Press synergy savings from integrating World Color Press' operations, and a $7.1 million decrease in loss from discontinued operations. These improvements in EBITDA were partially offset by the margin impact of a $32.8 million, or 3.2% decline in net sales and $9.5 million in increased restructuring, impairment and transaction-related charges. EBITDA margin increased for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to reasons described above.

EBITDA represents net earnings (loss) attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense (if applicable) and (iii) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings (loss) attributable to Quad/Graphics common shareholders follows:

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)
Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders(1)	$47.4	$(7.3)
Interest Expense	21.4	29.8
Income Tax Benefit	(33.8)	(7.2)
Depreciation and Amortization	84.6	87.3
EBITDA	$119.6	$102.6
__________________________________

(1)	Net earnings (loss) attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $38.2 million and $28.7 million for the three months ended March 31, 2012 and 2011, respectively;

b.
Loss from discontinued operations, net of tax, was $3.2 million and $10.3 million for the three months ended March 31, 2012 and 2011, respectively. EBITDA from discontinued operations was $3.2 million and $7.0 million for the three months ended March 31, 2012 and 2011, respectively, and include restructuring, impairment and transaction-related charges of $1.7 million and $6.1 million for the three months ended March 31, 2012 and 2011, respectively; and

c.	Gain on disposal of discontinued operations, net of tax, was $35.3 million for the three months ended March 31, 2012.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment (excluding the Canadian discontinued operations):

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$751.6	$792.6	$(41.0)	(5.2)%
Services	111.7	114.6	(2.9)	(2.5)%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	33.7	46.7	(13.0)	(27.8)%
Operating Margin	3.9%	5.1%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$14.3	$21.4	$(7.1)	(33.2)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $41.0 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to lower volumes, decreased paper and byproduct sales and lower pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry.

Service sales for the United States Print and Related Services segment decreased $2.9 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to lower sales on imaging and logistics and distribution services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $13.0 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to margin impact of a$41.0 million, or 5.2% decline in net sales, partially offset by synergy savings from the integration of World Color Press' operations and $7.1 million in decreased restructuring, impairment and transaction-related charges.

Operating margin for the United States Print and Related Services segment decreased from 5.1% for the three months ended March 31, 2011 to 3.9% for the three months ended March 31, 2012, primarily due to the reasons discussed in the preceding paragraph.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2012 were $14.3 million, consisting of: (1) $8.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.6 million of impairment charges for equipment no longer being utilized in production as a result of facility consolidations, and (3) $5.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2011 were $21.4 million, consisting of: (1) $10.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.8 million of acquisition-related integration costs and (3) $10.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities within the International segment:

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$123.6	$112.4	$11.2	10.0%
Services	2.7	2.8	(0.1)	(3.6)%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(8.2)	(4.8)	(3.4)	(70.8)%
Operating Margin	(6.5)%	(4.2)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	10.5	1.5	9.0	600.0%
Equity in Earnings of Unconsolidated Entities	$1.1	$0.8	$0.3	37.5%

Net Sales

Product sales for the International segment increased $11.2 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to a $15.0 million increase in net sales in Latin America primarily related to the Transcontinental Mexican acquisition, which was completed on September 8, 2011, partially offset by lower volumes in Europe.

Operating Loss

Operating loss for the International segment increased $3.4 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to a $9.0 million increase in restructuring, impairment and integration expenses, partially offset by the margin impact of the $11.2 million sales increase.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2012 were $10.5 million, consisting of: (1) $2.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $7.8 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's vacant Pila, Poland facility and (3) $0.7 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2011 were $1.5 million, consisting of: (1) $0.6 million of employee termination costs related to workforce reduction initiatives and (2) $0.9 million of other restructuring charges.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence but not control are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil, as well as a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings of unconsolidated entities in the International segment increased $0.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to an increase in earnings in Chile.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$23.6	$17.1
Restructuring, Impairment and Transaction-Related Charges	13.4	5.8

Corporate operating expenses increased $6.5 million for the three months ended March 31, 2012, compared with the three months ended March 31, 2011, primarily due to a $7.6 million increase in restructuring, impairment and transaction-related charges, partially offset by synergy savings from the integration of World Color Press.

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2012 were $13.4 million, consisting of: (1) $1.5 million of transaction-related charges incurred primarily in connection with the transaction with Transcontinental and (2) $11.9 million of acquisition-related integration costs.

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2011 were $5.8 million, consisting of: (1) $0.1 million of employee termination costs related to workforce reduction initiatives, (2) $5.6 million of acquisition-related integration costs, net of a $7.1 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations, and (3) $0.1 million of various other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and unused available capacity under its revolving credit facilities, net of issued letters of credit, was $815.6 million as of March 31, 2012, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to the acquired World Color Press and Transcontinental Mexican operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plans withdrawal payments, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. There were no borrowings under the $850.0 million revolving credit facility as of March 31, 2012, and peak borrowings were $104.9 million during the three months ended March 31, 2012.

Net Cash Provided by Operating Activities

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net cash provided by operating activities was $110.6 million for the three months ended March 31, 2012, compared to $36.7 million for the three months ended March 31, 2011, resulting in a $73.9 million increase in cash provided by operating activities. The increase was primarily due to lower working capital uses of cash, primarily related to $94.9 million in lower receivables partially offset by $40.6 million in lower accounts payable. In addition, net payments for restructuring activities decreased by $24.6 million.

Net Cash From Investing Activities

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net cash provided by investing activities was $9.4 million for the three months ended March 31, 2012, compared to net cash used in investing activities of $30.7 million for the three months ended March 31, 2011, resulting in a $40.1 million increase in cash. The increase was primarily due to a $50.0 million refund of a deposit related to the Transcontinental Mexico acquisition (as further discussed in Note 3 to the condensed consolidated financial statements), and a $18.9 million decrease in capital expenditures. These increases were partially offset by the $18.1 million ManipalTech cost method investment made during the three months ended March 31, 2012, and a $10.8 million increase in cash payments for acquisitions.

Net Cash Used in Financing Activities

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net cash used in financing activities was $112.8 million for the three months ended March 31, 2012, compared to $12.8 million for the three months ended March 31, 2011, resulting in a $100.0 million increase in cash used for financing activities. The increase was due primarily to net debt repayments, which increased $80.4 million. Also, net cash used in financing activities increased due to higher shareholder cash distributions of $10.6 million and a $7.4 million reduction in the liability for unsecured notes to be issued in connection with the World Color Press bankruptcy during the three months ended March 31, 2012.

Free Cash Flow

Free Cash Flow is defined as net cash provided by operating activities less purchases of property, plant and equipment.

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

Free Cash Flow for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)
Net Cash Provided by Operating Activities(1)	$110.6	$36.7
Less: Purchases of Property, Plant and Equipment	(21.6)	(40.5)
Free Cash Flow	$89.0	$(3.8)
__________________________________

(1)	Net cash provided by operating activities includes:

a.
Net restructuring payments of $16.3 million and $40.9 million for the three months ended March 31, 2012 and 2011, respectively. Net restructuring payments consist of total restructuring payments, less restructuring cash receipts for a $14.7 million and a $7.1 million collection of disputed pre-acquisition World Color Press notes receivable for the three months ended March 31, 2012 and 2011, respectively; and

b.	Bankruptcy payments of $2.0 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.

Free Cash Flow increased $92.8 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to a $73.9 million increase in net cash provided by operating activities and $18.9 million in decreased capital expenditures. See the Net Cash Provided by Operating Activities section above for further explanations of the increase in operating cash flows.

Debt Obligations

During the three months ended March 31, 2012, the Company utilized a combination of the following significant debt instruments to fund cash requirements, including:

•	$1.5 Billion Debt Financing Agreement which includes:

◦	$850.0 million Revolving Credit Facility (no borrowings outstanding as of March 31, 2012);

◦	$450.0 million Term Loan A ($450.0 million outstanding as of March 31, 2012); and

◦	$200.0 million Term Loan B ($198.1 million outstanding as of March 31, 2012);

•	Master Note and Security Agreement ($613.4 million outstanding as of March 31, 2012); and

•
Facilities Agreement - a $92.1 million foreign currency denominated facilities agreement including both term loan and revolving credit facility components (total of $79.7 million outstanding as of March 31, 2012).

Covenants and Compliance

As of March 31, 2012, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2012 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt financing agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2012, the Company's leverage ratio was 2.18 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.25 to 1.00 (for the twelve months ended March 31, 2012, the Company's interest coverage ratio was 6.96 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended March 31, 2012, the Company's fixed charge coverage ratio was 3.52 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of March 31, 2012, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.28 billion).

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

As of March 31, 2012, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2012, the only off-balance sheet arrangements that existed were lease obligations, which have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table in the Company's Annual Report on Form 10-K filed on February 29, 2012. As of March 31, 2012, the Company's contractual obligations have not changed materially from the table and related notes to the table listed in such Form 10-K, except:

•	the Company reduced consolidated debt and capital leases by $89.6 million during the three months ended March 31, 2012, and

•
the purchase price payable from the Transcontinental business exchange transaction was satisfied during the three months ended March 31, 2012 with the March 1, 2012 sale of the Canadian operations to Transcontinental.

New Accounting Pronouncements

In September 2011, the FASB issued new guidance on testing goodwill for impairment. This new guidance gives entities, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company adopted this guidance effective January 1, 2012. Annual impairment tests of goodwill are performed in the fourth quarter of each year. The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued new guidance on fair value measurements. This new guidance amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between GAAP and International Financial Reporting Standards. This new guidance requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance impacted the Company's disclosures and had no impact on the Company's condensed consolidated financial position, results of operations or cash flows.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of March 31, 2012, the Company had fixed rate debt and capital leases outstanding of $646.7 million at a current weighted average interest rate of 7.4% and variable rate debt outstanding of $734.2 million at a current weighted average interest rate of 3.1%. The variable rate debt outstanding at March 31, 2012 is primarily comprised of the term loan components of the $1.5 billion variable rate debt financing agreement entered into on July 26, 2011, including $450.0 million outstanding on the $450.0 million term loan A and $198.1 million outstanding on the $200.0 million term loan B. Variable rate debt also includes $79.7 million of international variable rate debt outstanding as of March 31, 2012. There were no borrowings outstanding on the $850.0 million revolving credit facility as of March 31, 2012. The term loan B bears interest primarily based on the London Interbank Offered Rate ("LIBOR"); however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage. At March 31, 2012, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.98% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2012 by approximately $19.7 million.

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

As further discussed in Note 3 to the condensed consolidated financial statements, the Company settled the short-term foreign currency forward exchange contract entered into to hedge exchange rate exposure on the 50.0 million Canadian dollar deposit related to the Transcontinental Mexico acquisition. Excluding this fair value hedge entered into specifically due to the unique Transcontinental Mexico acquisition, the Company's hedging operations have historically not been material, and gains or losses from these operations have not been material to the Company's results of operations, financial position or cash flows. The Company does not use derivative financial instruments for trading or speculative purposes.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has an allowance for doubtful accounts of $78.0 million as of March 31, 2012, and during the three months ended March 31, 2012 the Company recorded provisions for doubtful accounts of $4.8 million.

The Company had a large, diverse customer base prior to the acquisition of World Color Press; however, the credit risk from customer concentration further decreased after the acquisition with the addition of new customers, geographies and products the Company now produces. The Company does not have a high degree of concentration with any single customer account. During the three months ended March 31, 2012, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A of the Company's 2011 Annual Report on Form 10-K, filed with the SEC on February 29, 2012. No material changes to such risk factors occurred during the period from January 1, 2012 through March 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The following table provides information about the Company's repurchases of its class A stock in the first quarter ended March 31, 2012:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 to January 31, 2012	—	$—	—	$91,768,100
February 1, 2012 to February 29, 2012	—	—	—	91,768,100
March 1, 2012 to March 31, 2012	—	—	—	91,768,100
Total	—		—
__________________________________

(1)
On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Such purchases may be made from time to time and can be discontinued at any time.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance," included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company's debt agreements that may restrict the Company's ability to pay dividends.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	May 10, 2012	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2012	By:	/s/ John C. Fowler
John C. Fowler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended March 31, 2012

Exhibits

Exhibit Number	Exhibit Description

(10.1)	Form of Stock Option and Dividend Equivalent Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan.

(10.2)	Form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101*)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

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