Form 10-Q
period 2012-06-30
Quad/Graphics, Inc.
filed 2012-08-08
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of August 6, 2012

Class A Common Stock	32,678,480

Class B Common Stock	14,198,464

Class C Common Stock	245,353

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended June 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
Products	$824.4	$863.1	$1,699.6	$1,768.1
Services	109.8	114.1	224.2	231.5
Total net sales	934.2	977.2	1,923.8	1,999.6

Cost of sales
Products	656.4	665.2	1,343.1	1,362.2
Services	84.4	91.4	170.6	178.1
Total cost of sales	740.8	756.6	1,513.7	1,540.3

Selling, general and administrative expenses	80.6	104.6	172.6	202.5
Depreciation and amortization	84.7	83.5	169.3	170.8
Restructuring, impairment and transaction-related charges	37.7	21.6	75.9	50.3
Total operating expenses	943.8	966.3	1,931.5	1,963.9

Operating income (loss) from continuing operations	(9.6)	10.9	(7.7)	35.7

Interest expense	20.7	29.3	42.1	59.1

Loss from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	(30.3)	(18.4)	(49.8)	(23.4)

Income tax benefit	(10.3)	(3.7)	(44.1)	(10.9)

Loss from continuing operations before equity in earnings (loss) of unconsolidated entities	(20.0)	(14.7)	(5.7)	(12.5)

Equity in earnings (loss) of unconsolidated entities	(0.8)	0.3	0.3	1.1

Net loss from continuing operations	$(20.8)	$(14.4)	$(5.4)	$(11.4)

Earnings (loss) from discontinued operations, net of tax	—	4.2	(3.2)	(6.1)
Gain on disposal of discontinued operations, net of tax	—	—	35.3	—

Net earnings (loss)	$(20.8)	$(10.2)	$26.7	$(17.5)

Net earnings attributable to noncontrolling interests	—	(0.1)	(0.1)	(0.1)

Net earnings (loss) attributable to Quad/Graphics common shareholders	$(20.8)	$(10.3)	$26.6	$(17.6)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic and diluted:
Continuing operations	$(0.44)	$(0.31)	$(0.12)	$(0.24)
Discontinued operations	—	0.09	0.69	(0.13)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$(0.44)	$(0.22)	$0.57	$(0.37)

Weighted average number of common shares outstanding:
Basic and diluted	46.8	47.3	46.8	47.3

Amounts attributable to Quad/Graphics common shareholders:
Net loss from continuing operations	$(20.8)	$(14.4)	$(5.4)	$(11.4)
Net earnings attributable to noncontrolling interests	—	(0.1)	(0.1)	(0.1)
Net loss from continuing operations attributable to Quad/Graphics common shareholders	$(20.8)	$(14.5)	$(5.5)	$(11.5)

Earnings (loss) from discontinued operations, net of tax	$—	$4.2	$(3.2)	$(6.1)
Gain on disposal of discontinued operations, net of tax	—	—	35.3	—
Net gain (loss) from discontinued operations, net of tax	$—	$4.2	$32.1	$(6.1)

Net earnings (loss) attributable to Quad/Graphics common shareholders	$(20.8)	$(10.3)	$26.6	$(17.6)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings (loss)	$(20.8)	$(10.2)	$26.7	$(17.5)

Other comprehensive income (loss)
Foreign currency translation adjustments	(15.2)	15.0	(2.2)	27.8
Postretirement benefit plan amendment, net of tax	4.5	—	4.5	—
Pension and other postretirement benefit amortization, net of tax	(0.3)	(0.5)	(0.6)	(1.0)
Total other comprehensive income (loss)	(11.0)	14.5	1.7	26.8

Total comprehensive income (loss)	(31.8)	4.3	28.4	9.3

Less: comprehensive income attributable to noncontrolling interests	—	(0.1)	(0.1)	(0.1)

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(31.8)	$4.2	$28.3	$9.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$17.6	$25.6
Receivables, less allowances for doubtful accounts of $68.3 at June 30, 2012 and $73.7 at December 31, 2011	531.9	656.1
Inventories	252.5	249.5
Prepaid expenses and other current assets	75.7	142.3
Deferred income taxes	70.6	86.7
Short-term restricted cash	17.2	8.5
Current assets of discontinued operations (Note 4)	—	72.6

Total current assets	965.5	1,241.3

Property, plant and equipment—net	2,023.2	2,123.3
Goodwill	787.3	787.1
Other intangible assets—net	262.1	295.6
Long-term restricted cash	47.3	67.4
Equity method investments in unconsolidated entities	68.2	69.4
Other long-term assets	49.0	46.2
Long-term assets of discontinued operations (Note 4)	—	104.9

Total assets	$4,202.6	$4,735.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$266.2	$301.9
Amounts owing in satisfaction of bankruptcy claims	10.4	19.5
Accrued liabilities	341.0	393.9
Purchase price payable on business exchange transaction (Note 3)	—	62.4
Short-term debt and current portion of long-term debt	98.7	82.1
Current portion of capital lease obligations	10.3	20.7
Current liabilities of discontinued operations (Note 4)	—	48.4

Total current liabilities	726.6	928.9

Long-term debt	1,208.7	1,342.8
Unsecured notes to be issued	27.6	38.7
Capital lease obligations	20.5	24.9
Deferred income taxes	432.4	471.9
Other long-term liabilities	470.9	521.5
Long-term liabilities of discontinued operations (Note 4)	—	99.6

Total liabilities	2,886.7	3,428.3

Commitments and contingencies (Note 11)

Redeemable equity (Note 20)	3.5	3.5

Quad/Graphics common stock and other equity (Note 20)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	979.4	984.2
Treasury stock, at cost	(283.7)	(295.4)
Retained earnings	650.6	650.2
Accumulated other comprehensive loss	(36.0)	(37.7)

Quad/Graphics common stock and other equity	1,311.7	1,302.7

Noncontrolling interests	0.7	0.7

Total common stock and other equity and noncontrolling interests	1,312.4	1,303.4

Total liabilities and shareholders' equity	$4,202.6	$4,735.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net earnings (loss)	$26.7	$(17.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	169.3	178.2
Impairment charges	14.1	—
Amortization of debt issuance costs	2.3	5.6
Stock-based compensation charges	6.9	4.6
Gain on disposal of discontinued operations, net of tax	(35.3)	—
(Gain) loss on sales or disposal of property, plant and equipment	0.1	(0.2)
Deferred income taxes	(25.5)	9.4
Equity in earnings of unconsolidated entities	(0.3)	(1.1)
Dividends from unconsolidated entities	—	1.6
Changes in operating assets and liabilities—net of acquisitions	12.2	(63.9)

Net cash provided by operating activities	170.5	116.7

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(54.2)	(98.5)
Investment in ManipalTech (Note 3)	(18.1)	—
Proceeds from the sale of property, plant and equipment	10.0	8.2
Transfers from restricted cash	11.4	17.3
Deposit refunded related to business exchange transaction (Note 3)	50.0	—
Purchase price payments on business exchange transaction (Note 3)	(4.2)	—
Acquisition of business—net of cash acquired	(6.6)	—

Net cash used in investing activities	(11.7)	(73.0)

FINANCING ACTIVITIES
Payments of long-term debt	(35.9)	(43.6)
Payments of capital lease obligations	(15.9)	(8.8)
Borrowings on revolving credit facilities	65.1	389.5
Payments on revolving credit facilities	(142.6)	(360.9)
Bankruptcy claim payments on unsecured notes to be issued	(11.1)	(8.0)
Proceeds from issuance of common stock	—	1.6
Tax benefit on exercise of stock options	—	0.8
Payment of cash dividends	(23.4)	(9.4)
Payment of tax distributions	—	(4.2)

Net cash used in financing activities	(163.8)	(43.0)

Effect of exchange rates on cash and cash equivalents	(3.0)	(4.6)

Net decrease in cash and cash equivalents	(8.0)	(3.9)

Cash and cash equivalents at beginning of period	25.6	20.5

Cash and cash equivalents at end of period	$17.6	$16.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2011, and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC on February 29, 2012.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 2012 and 2011. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

The results of operations of the Company's Canadian operations have been reported as discontinued operations for all periods presented. As the sale of the Canadian operations was completed on March 1, 2012, the corresponding Canadian assets and liabilities are no longer included in the condensed consolidated balance sheet at June 30, 2012. At December 31, 2011, the Canadian assets and liabilities were presented in accordance with the authoritative literature on assets held for sale. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Canadian discontinued operations. See Note 4 for information about the Company's sale of the Canadian operations.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
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

In connection with the acquisition of Transcontinental's Mexican operations, the definitive agreement required the Company to deposit 50.0 million Canadian dollars with Transcontinental until the Canadian operations sale was completed. The Company elected to hedge the foreign currency exchange rate exposure related to the 50.0 million Canadian dollar deposit by entering into short-term foreign currency forward exchange contracts. The Company hedged this foreign currency exposure until the March 1, 2012 sale of the Canadian net assets and refund of the 50.0 million Canadian dollar deposit occurred. During the six months ended June 30, 2012, $1.6 million of realized mark-to-market losses on the derivative contracts were offset by $1.6 million of transaction gains on translation of the foreign currency denominated deposit within selling, general and administrative expenses. The fair value determination of the foreign currency forward exchange contracts was categorized as Level 2 in the fair value hierarchy (see Note 15 for the definition of Level 2 inputs).

The Company's determination of the Mexican acquired operations' fair value was $63.6 million. Of the $63.6 million purchase price, $5.4 million was paid in cash ($1.2 million was paid in 2011 and $4.2 million was paid in 2012). The remaining purchase price of $58.2 million was satisfied by the exchange transaction of the Company's Canadian business.

This acquisition was accounted for using the acquisition method of accounting. The Company recorded the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the acquisition date. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The final purchase price allocation is as follows:

Purchase Price Allocation
Accounts receivable	$15.3
Other current assets	11.9
Property, plant and equipment	35.7
Identifiable intangible assets	4.6
Other long-term assets	0.5
Accounts payable and accrued liabilities	(14.9)
Other long-term liabilities	(0.6)
Goodwill	11.1
Purchase price	$63.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

The purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price of $63.6 million was estimated by utilizing a discounted cash flow model, following an income approach that incorporates various assumptions including expected future revenue trends, profit margins, capital expenditures, working capital levels and a weighted-average cost of capital. The nonrecurring fair value measurement was classified as Level 3 in the valuation hierarchy (see Note 15 for the definition of Level 3 inputs). Purchased identifiable intangible assets will be amortized on a straight-line basis over six years. The results of operations of the acquired business have been included since the respective dates of acquisition in the accompanying condensed consolidated financial statements. Pro forma information related to the acquisition is not included because the impact on the Company's condensed consolidated results of operations is considered to be immaterial.

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

The results of operations of the Canadian operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented. The following table summarizes the results of operations of the Canadian operations, which are included in the earnings (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total net sales	$—	$93.3	$32.2	$173.2

Earnings (loss) from discontinued operations before income taxes	—	4.3	(3.2)	(6.0)
Income tax expense	—	0.1	—	0.1
Earnings (loss) from discontinued operations, net of tax	$—	$4.2	$(3.2)	$(6.1)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

As a result of the March 1, 2012 sale of the Canadian operations, there were no net assets of discontinued operations at June 30, 2012. The following table summarizes the current and non-current assets and liabilities held for sale of the discontinued Canadian operations included in the condensed consolidated balance sheet at December 31, 2011:

December 31, 2011
Receivables—net	$64.1
Inventories	7.5
Prepaid expenses and other current assets	1.0
Current assets of discontinued operations	72.6

Property, plant and equipment—net	71.8
Goodwill	20.9
Other intangible assets—net	12.2
Long-term assets of discontinued operations	104.9

Total assets	$177.5

Accounts payable	$15.0
Accrued liabilities	33.4
Current liabilities of discontinued operations	48.4

Other long-term liabilities	99.6
Long-term liabilities of discontinued operations	99.6

Total liabilities	$148.0

Net assets of discontinued operations	$29.5

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2012 and 2011, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee termination charges	$10.2	$4.8	$20.6	$15.8
Impairment charges	5.7	—	14.1	—
Transaction-related charges	0.8	1.0	2.3	1.0
Integration costs	11.2	8.9	23.1	15.3
Other restructuring charges	9.8	6.9	15.8	18.2
Total	$37.7	$21.6	$75.9	$50.3

The costs related to these activities have been recorded on the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 21 for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
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

During the six months ended June 30, 2012, the Company announced the closures of the Jonesboro, Arkansas plant and two plants in Mexico City, Mexico. Since 2010, the Company has announced a total of 15 plant closures and has reduced headcount by approximately 5,800. As a result of these restructuring programs, the Company recorded the following charges for the three and six months ended June 30, 2012 and 2011:

•
Employee termination charges of $10.2 million and $20.6 million during the three and six months ended June 30, 2012, respectively, and $4.8 million and $15.8 million during the three and six months ended June 30, 2011, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $11.2 million and $23.1 million during the three and six months ended June 30, 2012, respectively, and $8.9 million and $15.3 million during the three and six months ended June 30, 2011, respectively. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies. The integration costs during the six months ended June 30, 2011, are presented net of a $7.1 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations.

•
Other restructuring charges of $9.8 million and $15.8 million during the three and six months ended June 30, 2012, respectively, consisted of: (1) $3.2 million and $6.7 million, respectively, of vacant facility carrying costs, (2) $3.0 million and $5.2 million, respectively, of equipment and infrastructure removal costs from closed plants and (3) $3.6 million and $3.9 million, respectively, of lease exit charges. Other restructuring charges during the six months ended June 30, 2012, are presented net of a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable. Other restructuring charges of $6.9 million and $18.2 million during the three and six months ended June 30, 2011, respectively, consisted of: (1) $2.6 million and $7.4 million, respectively, of vacant facility carrying costs, (2) $2.2 million and $4.8 million, respectively, of equipment and infrastructure removal costs from closed plants and (3) $2.1 million and $6.0 million, respectively, of lease exit charges.

The restructuring charges recorded are based on plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives in 2012.

Impairment Charges

As a result of plant closures related to capacity reduction restructuring initiatives, certain buildings and equipment are no longer utilized in production. The Company recognized impairment charges of $5.7 million and $14.1 million during the three and six months ended June 30, 2012, respectively, primarily related to the Company's closed Pila, Poland and Stillwater, Oklahoma facilities. The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy and were estimated based on broker quotes and internal expertise related to current marketplace conditions. These assets were written down to their estimated fair values of $3.4 million at the time of impairment. There were no impairment charges recognized during the three and six months ended June 30, 2011.

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $0.8 million and $2.3 million

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

during the three and six months ended June 30, 2012, respectively. The Company recognized transaction related charges of $1.0 million during the three and six months ended June 30, 2011. The transaction costs are expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the six months ended June 30, 2012, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2011	$9.3	$—	$—	$18.2	$26.7	$54.2
Expense from continuing operations	20.6	14.1	2.3	23.1	15.8	75.9
Cash payments	(20.2)	—	(2.0)	(15.3)	(19.4)	(56.9)
Non-cash adjustments	—	(14.1)	—	—	(1.8)	(15.9)
Balance at June 30, 2012	$9.7	$—	$0.3	$26.0	$21.3	$57.3

These reserves are classified as accrued liabilities in the condensed consolidated balance sheets as the Company expects to complete these restructuring program actions within the next twelve months.

Note 6. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Goodwill at June 30, 2012 did not include any accumulated impairment losses. No indications of impairment have been identified during the six months ended June 30, 2012. As a result, no goodwill impairment was recorded during the six months ended June 30, 2012 or 2011.

Activity impacting the Company's goodwill for the six months ended June 30, 2012, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2011	$757.4	$29.7	$787.1
Translation adjustment	—	0.2	0.2
Balance at June 30, 2012	$757.4	$29.9	$787.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

The components of other intangible assets at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012				December 31, 2011
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.4	$(9.4)	$1.0	5	$10.7	$(9.6)	$1.1
Customer relationships	6	383.6	(127.7)	255.9	6	383.6	(95.7)	287.9
Capitalized software	5	4.1	(2.1)	2.0	5	4.1	(1.7)	2.4
Acquired technology	5	8.0	(4.8)	3.2	5	8.0	(4.0)	4.0

Total finite-lived intangible assets		406.1	(144.0)	262.1		406.4	(111.0)	295.4

Other indefinite-lived intangible assets		—	—	—		0.2	—	0.2
Total		$406.1	$(144.0)	$262.1		$406.6	$(111.0)	$295.6

Amortization expense for other intangible assets was $16.4 million and $33.2 million for the three and six months ended June 30, 2012, respectively, and $16.5 million and $32.6 million for the three and six months ended June 30, 2011, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of June 30, 2012:

Remainder of 2012	$33.6
2013	65.7
2014	65.0
2015	64.4
2016	33.0
2017	0.4
Total	$262.1

Note 7. Inventories

The components of the Company's inventories at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Raw materials and manufacturing supplies	$161.1	$124.9
Work in process	44.1	72.0
Finished goods	47.3	52.6
Total	$252.5	$249.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

Note 8. Property, Plant and Equipment

The components of the Company's property, plant and equipment at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Land	$138.4	$140.9
Buildings	905.7	930.1
Machinery and equipment	3,388.5	3,398.2
Other	203.2	201.7
Construction in progress	30.7	23.0
	4,666.5	4,693.9
Less: accumulated depreciation	(2,643.3)	(2,570.6)
Total	$2,023.2	$2,123.3

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

The Company recognized depreciation expense of $68.3 million and $136.1 million for the three and six months ended June 30, 2012, respectively, and $67.0 million and $138.2 million for the three and six months ended June 30, 2011, respectively.

Assets Held for Sale from Continuing Operations

Certain closed facilities are considered held for sale. The net book value of the assets held for sale from continuing operations was $11.5 million and $14.3 million as of June 30, 2012 and December 31, 2011, respectively. These assets were valued at their fair value, less the estimated costs to sell. Assets held for sale from continuing operations are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Note 9. Restricted Cash

The components of the Company's restricted cash at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Defeasance of unsecured notes to be issued (see Note 12)	$64.3	$75.4
Other	0.2	0.5
Total restricted cash	$64.5	$75.9
Less: short-term restricted cash	(17.2)	(8.5)
Long-term restricted cash	$47.3	$67.4

Note 10. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural Editora e Gráfica ("Plural"), a commercial printer based in São Paulo, Brazil, and a 50% ownership interest in Quad/Graphics Chile S.A. ("Chile"), a commercial printer based in Santiago, Chile. The Company's ownership interest in Plural and Chile is accounted for using the equity method of accounting for all periods presented. The Company's equity earnings of Plural's and Chile's operations are recorded in the line item entitled equity in earnings (loss) of unconsolidated entities in the Company's condensed consolidated statements of operations, and is included within the International segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

The combined condensed statements of operations for Plural and Chile for the three and six months ended June 30, 2012 and 2011 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$43.6	$49.1	$96.2	$103.1
Operating income (loss)	(1.9)	1.6	1.9	3.8
Net earnings (loss)	(2.2)	0.6	0.1	2.0

Note 11. Commitments and Contingencies

Commitments

The Company had firm commitments of $12.0 million to purchase press and finishing equipment at June 30, 2012.

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

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $10.4 million and $19.5 million of such recorded claims have yet to be paid as of June 30, 2012 and December 31, 2011, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. In the event that the total of all allowed Class 3 Claims exceeds $150.0 million, each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which is $89.2 million). In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

Claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 Claim or (2) upon all Class 3 Claims being resolved any excess amount will revert to the Company. In the six months ended June 30, 2012, $11.1 million was paid to Class 3 Claim creditors. At June 30, 2012, $64.3 million remains and is classified as restricted cash in the condensed consolidated balance sheets (see Note 9). Based on the Company's analysis of the outstanding claims, the Company has recorded a liability, classified as unsecured notes to be issued in the condensed consolidated balance sheet, of $27.6 million at June 30, 2012.

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2011	$75.4	$38.7
Class 3 Claim payments during 2012	(11.1)	(11.1)
Balance at June 30, 2012	$64.3	$27.6

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, amounts owing in satisfaction of bankruptcy claims on the condensed consolidated balance sheet could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's estimate of total Class 3 Claim payments to be made is $52.5 million ($24.9 million paid out and $27.6 million remaining estimated liability as of June 30, 2012). In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

Note 13. Debt

Long-term debt consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Master note and security agreement	$583.4	$616.0
Term loan A—$450.0 million	450.0	450.0
Term loan B—$200.0 million	197.6	198.6
Revolving credit facility—$850.0 million	—	85.0
International term loan—$72.1 million	62.4	65.9
International revolving credit facility—$14.9 million	9.9	6.7
Other	4.1	2.7
Total debt	$1,307.4	$1,424.9
Less: short-term debt and current portion of long-term debt	(98.7)	(82.1)
Long-term debt	$1,208.7	$1,342.8

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.2 billion at June 30, 2012. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 15 for the definition of Level 2 inputs).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

As of June 30, 2012, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of June 30, 2012 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2012, the Company's leverage ratio was 2.16 to 1.00).

•
 On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.25 to 1.00 (for the twelve months ended June 30, 2012, the Company's interest coverage ratio was 7.30 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended June 30, 2012, the Company's fixed charge coverage ratio was 3.52 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of June 30, 2012, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.25 billion).

In addition to those covenants, the $1.5 billion debt financing agreement entered into on July 26, 2011 also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. As of June 30, 2012, the Company was in compliance with all financial covenants in its debt agreements.

Note 14. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period. The actual effective income tax rate for the interim period can differ from the statutory tax rate, as it reflects changes in valuation allowances due to expected current year earnings or loss and other discrete items, such as changes in the liability for unrecognized tax benefits related to establishment and settlement of income tax exposures.

During the six months ended June 30, 2012, the Company's liability for unrecognized tax benefits was reduced by $70.8 million, primarily related to settlement of Internal Revenue Service ("IRS") audits. In connection with the settlements, the Company recorded an income tax benefit of $31.2 million in the condensed consolidated statement of operations. The Company does not anticipate a material change in total unrecognized tax benefits within the next 12 months.

Note 15. Financial Instruments and Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. Nonrecurring fair value measurements during the quarter were not significant. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of June 30, 2012, and December 31, 2011. See Note 13 for further discussion on the fair value of the Company's debt. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

Level 2:
Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:
Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of June 30, 2012. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 5 for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets as of June 30, 2012.

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

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. During the three and six months ended June 30, 2012 and 2011, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.

The Company settled the short-term foreign currency forward exchange contract to hedge exchange rate exposure on the 50.0 million Canadian dollars deposit related to the Transcontinental Mexico acquisition on March 1, 2012 (see Note 3). There were no open foreign currency exchange contracts as of June 30, 2012. For the three and six months ended June 30, 2012 and 2011, the impact on the condensed consolidated statements of operations of hedge ineffectiveness was not material.

Note 16. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Single employer pension and postretirement obligations	$277.6	$300.9
Multiemployer pension plans—withdrawal liability	80.4	83.5
Tax-related liabilities	13.1	30.7
Employee-related liabilities	44.1	45.0
Other	55.7	61.4
Total	$470.9	$521.5

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

The components of the net pension expense and net postretirement benefits income from continuing operations for the three and six months ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pension expense
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	7.8	8.5	15.6	17.0
Expected return on plan assets	(6.8)	(6.9)	(13.6)	(13.8)
Net periodic pension benefit expense	1.0	1.7	2.1	3.4
Settlement loss	—	—	0.1	—
Net pension expense	$1.0	$1.7	$2.2	$3.4

Postretirement benefits income
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.4	0.5	0.8
Amortization of deferred gains, net	(0.5)	(0.8)	(1.0)	(1.6)
Net postretirement benefits income	$(0.2)	$(0.3)	$(0.3)	$(0.6)

During the six months ended June 30, 2012, the Company announced the elimination of life insurance coverage for all current and future retirees in all locations and the elimination of reimbursements of medical costs for certain retirees. Due to the plan amendments, the plan obligations as of June 30, 2012, were reduced by $7.4 million. There was no impact to the postretirement benefits income in the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Company made the following contributions and benefits payments to its defined benefit pension and postretirement plans in its continuing operations:

Six Months Ended
June 30, 2012
Contributions on qualified pension plans	$18.3
Settlement payments on non-qualified pension plans	3.2
Benefit payments on non-qualified pension plans	0.6
Benefit payments on postretirement plans	0.3
Total benefit plan payments	$22.4

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

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, and is in the process of determining the final withdrawal payment with both MEPPs' administrators. During this process the Company began making monthly payments as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators. As of June 30, 2012, the Company has reserved $94.6 million as its estimate of the total MEPPs withdrawal liability, of which $80.4 million is recorded in other long-term liabilities, $8.7 million is recorded in

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

accrued liabilities and $5.5 million is recorded in unsecured notes to be issued in the condensed consolidated balance sheet. This estimate may change depending on the final agreement with the MEPPs' administrators.

Note 18. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed by dividing net earnings (loss) attributable to Quad/Graphics common shareholders by the weighted average common shares outstanding of 46.8 million for the three and six months ended June 30, 2012, respectively, and 47.3 million shares for the three and six months ended June 30, 2011, respectively. The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Due to the net loss from continuing operations attributable to Quad/Graphics common shareholders incurred during the three and six months ended June 30, 2012 and 2011, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted earnings (loss) per share attributable to Quad/Graphics common shareholders calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, including the impact of discontinued operations, for the three and six months ended June 30, 2012 and 2011, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss from continuing operations	$(20.8)	$(14.4)	$(5.4)	$(11.4)
Net earnings attributable to noncontrolling interests	—	(0.1)	(0.1)	(0.1)
Net loss from continuing operations attributable to Quad/Graphics common shareholders	$(20.8)	$(14.5)	$(5.5)	$(11.5)

Earnings (loss) from discontinued operations, net of tax	$—	$4.2	$(3.2)	$(6.1)
Gain on disposal of discontinued operations, net of tax	—	—	35.3	—
Net gain (loss) from discontinued operations, net of tax	$—	$4.2	$32.1	$(6.1)

Net earnings (loss) attributable to Quad/Graphics common shareholders	$(20.8)	$(10.3)	$26.6	$(17.6)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	46.8	47.3	46.8	47.3
Plus: effect of dilutive equity incentive instruments	—	—	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	46.8	47.3	46.8	47.3

Net earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic and diluted:
Continuing operations	$(0.44)	$(0.31)	$(0.12)	$(0.24)
Discontinued operations	—	0.09	0.69	(0.13)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$(0.44)	$(0.22)	$0.57	$(0.37)

Cash dividends paid per common share for all classes of common shares	$0.25	$0.20	$0.50	$0.20

Note 19. Equity Incentive Programs

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and non-employee directors using the Black-Scholes option pricing model. The total compensation expense recognized related to all equity incentive programs was $3.3 million and $6.9 million for the three and six months ended June 30, 2012, respectively, and $2.0 million and $4.6 million for the three and six months ended June 30, 2011, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognizes compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the awards, which is generally the vesting term. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
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

As of June 30, 2012, there are 1.0 million shares available for issuance under the Omnibus Plan.

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

The Company granted 448,154 stock options under the Omnibus Plan on both January 1, 2012 and 2011 with a weighted average fair value of $2.25 and $13.19 for the grants, respectively. The fair value of each stock option grant is estimated on the date of grant with the following weighted average assumptions for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
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

Compensation expense recognized related to stock options was $2.6 million and $5.0 million for the three and six months ended June 30, 2012, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2011, respectively. Total future compensation expense for all stock options granted as of June 30, 2012 is estimated to be $25.5 million. Estimated future compensation expense is $5.1 million for 2012, $10.1 million for 2013, $10.1 million for 2014, and $0.2 million for 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the six months ended June 30, 2012:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2011	3,984	$21.09	7.7	$1.1
Granted	448	14.14
Exercised	—	—
Cancelled/forfeited/expired	(2)	29.68
Outstanding at June 30, 2012	4,430	$20.35	7.4	$1.2

Vested and expected to vest at June 30, 2012	4,086	$20.28	7.4	$1.2
Exercisable at June 30, 2012	1,875	$18.46	7.2	$0.8

The intrinsic value of options exercisable and options outstanding at June 30, 2012 and 2011 is based on the fair value of the stock price. There were no option exercises in the three and six months ended June 30, 2012. Cash received from option exercises was $0 and $1.6 million for the three and six months ended June 30, 2011, respectively. Share-based compensation activity for the three and six months ended June 30, 2012 and 2011 is noted below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total intrinsic value of stock options exercised	$—	$—	$—	$3.1
Cash received from stock option exercises	—	—	—	1.6
Total fair value of stock options vested	—	—	—	5.4

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Restricted stock ("RS") and restricted stock unit ("RSU") awards consist of shares or the rights to shares of the Company's class A stock which are awarded to employees of the Company. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. RSU awards are typically granted to eligible employees outside of the United States. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee. Grantees receiving RS grants are able to exercise full voting rights and receive full credit for dividends during the vesting period. All such dividends will be paid to the RS grantee within 45 days of full vesting. Grantees receiving RSUs granted prior to January 1, 2012 are not entitled to vote and do not earn dividend equivalents. Grantees receiving RSUs on or after January 1, 2012 are not entitled to vote but do earn dividends equivalents. Upon vesting, RSUs will be settled either through cash payment equal to the fair market value of the RSUs on the vesting date or through issuance of Company class A stock.

The following table is a summary of RS and RSU award activity for the six months ended June 30, 2012:

	Restricted Stock			Restricted Stock Units
	Shares (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units (thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2011	110.2	$41.21	2.0	10.1	$37.81	2.0
Granted	310.7	14.34	—	15.8	14.34	—
Vested	—	—	—	—	—	—
Forfeited	(3.0)	41.26	—	(3.5)	38.86	—
Nonvested at June 30, 2012	417.9	$21.23	2.3	22.4	$21.17	2.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

On January 1, 2012, RS awards of 310,651 shares and RSU awards of 15,760 units were granted at a grant date fair value of $14.34. On January 1, 2011, RS awards of 119,315 shares and RSU awards of 14,625 units were granted at a grant date fair value of $41.26 and $38.86, respectively. All of the RS shares and the RSUs will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense of $0.7 million and $1.5 million for the three and six months ended June 30, 2012, respectively, $0.4 million and $0.8 million for the three and six months ended June 30, 2011, respectively, was recognized related to RS and RSUs. Total future compensation expense for all RS and RSUs granted as of June 30, 2012 is estimated to be $6.0 million. Estimated future compensation expense is $1.5 million for 2012, $3.1 million for 2013, and $1.4 million for 2014.

The Company granted 31,525 and 13,704 deferred stock units ("DSU") on January 1, 2012 and 2011, respectively. The grant date fair value of deferred stock units was $14.34 and $41.26 during the six months ended June 30, 2012 and 2011, respectively. The deferred stock units are fully vested on the grant date. Each DSU entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control or death or disability as defined in the individual DSU grant agreement. Grantees of DSUs may not exercise voting rights, but are credited with dividends and those dividends will be converted into additional DSUs based on the closing price of the class A stock. Dividend equivalents were granted during the six months ended June 30, 2012 and 2011 of 810 and 66 units, respectively. As of June 30, 2012, 44,830 deferred stock units were outstanding. The compensation expense recorded for these awards was $0 and $0.4 million for the three and six months ended June 30, 2012, respectively, and $0 and $0.6 million for the three and six months ended June 30, 2011, respectively. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A stock to meet the stock requirements of its awards in the future.

Note 20. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Issued Shares Classified as Common Stock	Issued Shares Classified as Redeemable Equity	Total Issued Shares
Class A stock ($0.025 par value)	80.0
June 30, 2012		32.7	7.3	40.0	—	40.0
December 31, 2011		32.4	7.6	40.0	—	40.0

Class B stock ($0.025 par value)	80.0
June 30, 2012		14.2	0.8	15.0	—	15.0
December 31, 2011		14.2	0.8	15.0	—	15.0

Class C stock ($0.025 par value)	20.0
June 30, 2012		—	0.2	0.2	0.3	0.5
December 31, 2011		—	0.2	0.2	0.3	0.5

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at June 30, 2012 and December 31, 2011. The Company has no present plans to issue any preferred stock.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's class A, class B and class C stock for the six months ended June 30, 2012 and 2011:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2012
Q2 2012 Dividend	May 9, 2012	June 11, 2012	June 22, 2012	$0.25
Q1 2012 Dividend	February 28, 2012	March 12, 2012	March 23, 2012	0.25
2011
Q2 2011 Dividend	May 10, 2011	May 27, 2011	June 10, 2011	$0.20
Q1 2011 Dividend(1)	N/A	N/A	N/A	—
__________________________________

(1)	There was no dividend declared during the first quarter of 2011.

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

The redemption value of the class C qualified employee retirement plan shares at June 30, 2012 and December 31, 2011, was $3.5 million. There were no class C common shares redeemed by the Company during the six months ended June 30, 2012. Subsequent changes to the redemption value of the securities due to changes in stock valuation or dividend declarations are charged to retained earnings, while decreases in redemption value due to elimination of redemption features are credited to additional paid-in capital and retained earnings. Information regarding the changes in redeemable equity for the six months ended June 30, 2012, is provided in the table below:

	Class C Common Stock		Total Redeemable Equity
	Shares	Redemption Value
Balance at December 31, 2011	0.3	$3.5	$3.5
Cash dividends declared	—	(0.1)	(0.1)
Increase in redemption value of redeemable equity	—	0.1	0.1
Balance at June 30, 2012	0.3	$3.5	$3.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

Common stock and other equity and noncontrolling interests

Activity impacting the Company's common stock and other equity and noncontrolling interests for the six months ended June 30, 2012, was as follows:

	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2011	$1,302.7	$0.7
Net earnings attributable to Quad/Graphics common shareholders	26.6	—
Net earnings attributable to noncontrolling interests	—	0.1
Foreign currency translation adjustments	(2.2)	(0.1)
Cash dividends declared	(26.2)	—
Stock-based compensation charges	6.9	—
Postretirement benefit plan amendment, net of tax	4.5	—
Pension and other postretirement benefit amortization, net of tax	(0.6)	—
Balance at June 30, 2012	$1,311.7	$0.7

Note 21. Segment Information

The Company operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. As a result of the divestiture of the Company's Canadian operations to Transcontinental on March 1, 2012, as discussed in Note 4, the former North America Print and Related Services segment is now referred to as the United States Print and Related Services segment. All United States Print and Related Services segment amounts have been restated to exclude the Canadian discontinued operations. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company's reportable and operating segments and their product and service offerings are summarized below:

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and its products include catalogs, consumer magazines, special insert publications, direct mail, packaging and other commercial and specialty printed products, retail inserts, books and directories. The related service offerings include creative, digital imaging, video, photography, workflow solutions, interactive print solutions using mobile technology, response data analytics services, mailing, distribution, logistics and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

	Net Sales		Operating Income/(Loss)	Restructuring, Impairment and Transaction-Related Charges
	Products	Services
Three months ended June 30, 2012
United States Print and Related Services	$701.1	$107.5	$22.7	$18.1
International	123.3	2.3	(9.8)	7.6
Total operating segments	824.4	109.8	12.9	25.7
Corporate	—	—	(22.5)	12.0
Total	$824.4	$109.8	$(9.6)	$37.7

Three months ended June 30, 2011
United States Print and Related Services	$748.6	$110.9	$40.7	$9.4
International	114.5	3.2	(6.0)	0.9
Total operating segments	863.1	114.1	34.7	10.3
Corporate	—	—	(23.8)	11.3
Total	$863.1	$114.1	$10.9	$21.6

Six months ended June 30, 2012
United States Print and Related Services	$1,452.7	$219.2	$56.4	$32.4
International	246.9	5.0	(18.0)	18.1
Total operating segments	1,699.6	224.2	38.4	50.5
Corporate	—	—	(46.1)	25.4
Total	$1,699.6	$224.2	$(7.7)	$75.9

Six months ended June 30, 2011
United States Print and Related Services	$1,541.2	$225.5	$87.4	$30.8
International	226.9	6.0	(10.8)	2.4
Total operating segments	1,768.1	231.5	76.6	33.2
Corporate	—	—	(40.9)	17.1
Total	$1,768.1	$231.5	$35.7	$50.3

Restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2012 and 2011 are further described in Note 5 and are included in the operating income/(loss) results by segment above.

A reconciliation of operating income to loss from continuing operations before income taxes and equity in earnings of unconsolidated entities as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating income (loss) from continuing operations	$(9.6)	$10.9	$(7.7)	$35.7
Less: interest expense	20.7	29.3	42.1	59.1
Loss from continuing operations before income taxes and equity in earnings of unconsolidated entities	$(30.3)	$(18.4)	$(49.8)	$(23.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(In millions, except share and per share data and unless otherwise indicated)

Note 22. Subsequent Events

Declaration of Quarterly Dividend

On August 7, 2012, the Company declared a quarterly dividend of $0.25 per share, which will be paid on September 21, 2012, to shareholders of record as of September 10, 2012.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011, including the notes thereto, included elsewhere in this report and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2011, and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the three months ended June 30, 2012, to the three months ended June 30, 2011, and (2) the six months ended June 30, 2012, to the six months ended June 30, 2011. The comparability of the Company's results of operations between periods was impacted by the September 8, 2011 acquisition of Transcontinental's Mexican operations. Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

•
An other than temporary decline in operating results and enterprise value could lead to non-cash impairment charges due to the impairment of goodwill, other intangible assets and property, plant and equipment, which could have a material adverse effect on the Company's results of operations and financial position and could result in the Company being in non-compliance with certain of its debt facility covenants;

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

•	Media Solutions: including creative, digital imaging, video, photography, workflow solutions, interactive print solutions using mobile technology, and response data analytics services.

•	Logistics Services: including mailing, distribution, logistics and data optimization and hygiene services.

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

From a client-facing perspective, Quad/Graphics has focused on integrating new media to redefine print for its customers. The Company's Media Solutions group is dedicated to delivering innovative solutions across multiple media channels. Media Solutions' core building blocks include creative, digital imaging, video, photography, workflow solutions, interactive print solutions using mobile technology, and response data analytics services. These building blocks are seamlessly integrated to help clients optimize content and create experiences that connect with customers and subscribers across multiple channels including print, web, mobile, e-mail, e-book, tablet and in-store.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and includes all of the product and related service offerings described above. The United States Print and Related Services segment accounted for approximately 87% of the Company's consolidated net sales during the three and six months ended June 30, 2012.

The International segment consists of the Company's printing operations in Europe and Latin America, including the acquired Transcontinental Mexican operations. This segment produces and delivers all of Quad/Graphics' product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 13% of the Company's consolidated net sales during the three and six months ended June 30, 2012.

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

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management currently is balancing the use of cash between deleveraging the Company's balance sheet through reduction in debt and pension and postretirement obligations, compelling investment opportunities, and returns to shareholders including a quarterly shareholder dividend of $0.25 per share and a share repurchase program approved in the third quarter of 2011 (there were no purchases under this program during the six months ended June 30, 2012). The Company reduced consolidated debt and capital leases by $132 million during the six months ended June 30, 2012, and $457 million since the July 2, 2010 World Color Press acquisition date, despite incurring significant costs related to acquisition integration and restructuring programs.

The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's own brand of ERP software tools to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 through June 30, 2012 have resulted in the announcement of 15 plant closures and have reduced headcount by approximately 5,800.

The Company has substantially completed the World Color Press integration as of June 30, 2012. Management estimates the annual synergy savings will be more than $275 million, which is $50 million greater than the Company's originally stated target of $225 million. The Company has recognized $242 million in total synergy savings as of June 30, 2012, and expects the remaining estimated synergy savings to be substantially recognized by December 31, 2012. Management also expects that the one-time costs incurred to achieve these synergy savings will be less than $225 million, which is within the original estimated integration-related costs range of $195 million to $240 million established at the start of the integration, despite exceeding the total expected synergy savings.

In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through Lean Manufacturing and Continuous Improvement initiatives in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees.

In this increasingly multichannel marketplace, the Company believes that the printing industry will make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers. The Company invested $54 million in capital projects during the six months ended June 30, 2012, and intends to invest a total of $125 million to $150 million in new capital projects in 2012.

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

The Company's market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. The Company's management believes continued weakening of macroeconomic conditions globally and in the print industry contributed to volatility in the Company's market capitalization over the last 9 to 12 months. However, the Company believes that deterioration in the Company's market capitalization may not necessarily reflect the Company's actual operating performance, cash flows, financial condition and/or liquidity. If the Company's market capitalization remains below the Company's carrying value for a sustained period of time, an interim goodwill impairment test may need to be performed and may result in a non-cash goodwill impairment. A non-cash goodwill impairment charge would have the effect of decreasing the Company's earnings or increasing the Company's losses in the period in which the impairment charge is taken.

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Summary Results

The Company's operating income (loss) from continuing operations, operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the three months ended June 30, 2012, changed from the three months ended June 30, 2011, as follows (dollars in millions, except per share data):

	Operating Income (Loss) from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended June 30, 2011	$10.9	1.1%	$(10.3)	$(0.22)
2012 Restructuring, Impairment and Transaction-Related Charges(1)	(37.7)	(4.0)%	(22.6)	(0.48)
2011 Restructuring, Impairment and Transaction-Related Charges(2)	21.6	2.2%	13.0	0.27
Decrease in Interest Expense(3)	N/A	N/A	5.2	0.11
Decrease in Earnings from Discontinued Operations, net of tax(4)	N/A	N/A	(4.2)	(0.09)
Decrease in Operating Income(5)	(4.4)	(0.3)%	(1.9)	(0.03)
For the Three Months Ended June 30, 2012	$(9.6)	(1.0)%	$(20.8)	$(0.44)
__________________________________

(1)	Restructuring, impairment and transaction-related charges of $37.7 million incurred during the three months ended June 30, 2012 included:

a.	$10.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$5.7 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's Stillwater, Oklahoma and Pila, Poland facilities;

c.	$0.8 million of transaction-related charges consisting of professional service fees related to business acquisition and divestiture activities;

d.	$11.2 million of acquisition-related integration costs; and

e.	$9.8 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.
The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with the restructuring program that began in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure as part of the integration of the July 2, 2010 World Color Press acquisition, the September 8, 2011 Transcontinental Mexico acquisition, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $21.6 million incurred during the three months ended June 30, 2011, included:

a.	$4.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$1.0 million of transaction-related charges incurred primarily in connection with the transaction with Transcontinental;

c.	$8.9 million of acquisition-related integration costs; and

d.	$6.9 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense decreased $8.6 million ($5.2 million net of tax) during the three months ended June 30, 2012, to $20.7 million. This change was due to a reduction in debt in 2012, and lower interest rates as a result of the $1.5 billion debt financing agreement entered into on July 26, 2011.

(4)
Earnings from discontinued operations, net of tax, decreased $4.2 million during the three months ended June 30, 2012, due to the sale of the Canadian discontinued operations on March 1, 2012. As the Canadian discontinued operations were sold during the first quarter of 2012, there is no activity to report for the three months ended June 30, 2012.

(5)
Operating income decreased $4.4 million primarily due to the margin impact of a $43.0 million, or 4.4%, decline in net sales and $1.2 million in increased depreciation and amortization expense, partially offset by $21 million in incremental synergy savings from the integration of World Color Press' operations and lower selling, general and administrative expenses. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below (excluding the Canadian discontinued operations):

	Three Months Ended June 30,
	2012		2011
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$824.4	88.2%	$863.1	88.3%	$(38.7)	(4.5)%
Services	109.8	11.8%	114.1	11.7%	(4.3)	(3.8)%
Total Net Sales	934.2	100.0%	977.2	100.0%	(43.0)	(4.4)%
Cost of Sales:
Products	656.4	70.3%	665.2	68.1%	(8.8)	(1.3)%
Services	84.4	9.0%	91.4	9.4%	(7.0)	(7.7)%
Total Cost of Sales	740.8	79.3%	756.6	77.5%	(15.8)	(2.1)%
Selling, General & Administrative Expenses	80.6	8.6%	104.6	10.7%	(24.0)	(22.9)%
Restructuring, Impairment and Transaction-Related Charges	37.7	4.0%	21.6	2.2%	16.1	74.5%
Depreciation and Amortization	84.7	9.1%	83.5	8.5%	1.2	1.4%
Total Operating Expenses	943.8	101.0%	966.3	98.9%	(22.5)	(2.3)%
Operating Income (Loss) From Continuing Operations	$(9.6)	(1.0)%	$10.9	1.1%	$(20.5)	(188.1)%

Net Sales

Product sales decreased $38.7 million, or 4.5%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to lower print volumes, lower print pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry and lower pricing of byproduct sales, partially offset by an increase in paper sales.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $4.3 million, or 3.8%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to lower sales of logistics and distribution services.

Cost of Sales

Cost of product sales decreased $8.8 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, primarily due to lower print volumes and synergy savings related to labor, purchasing and other manufacturing savings resulting from the Company's World Color Press integration restructuring programs, which resulted in 15 announced plant closures.

Cost of product sales as a percentage of net sales increased from 68.1% for the three months ended June 30, 2011, to 70.3% for the three months ended June 30, 2012, primarily due to lower print unit volumes, lower print pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry, lower pricing on byproduct recoveries and an increase in paper sales, which are generally sold at pass through prices reflecting minimal profit margin. These increases in cost of product sales as a percentage of net sales were partially offset by synergy cost savings related to the World Color Press integration.

Cost of service sales decreased $7.0 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, primarily due to lower sales of logistics and distribution services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $24.0 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, primarily due to $6 million of synergy savings from the integration of World Color Press, $6 million decrease in the bad debt provision (mostly related to a change in payment terms for an existing customer), $4 million in reduced employee costs, $2 million decrease in legal and environmental reserves (primarily related to the sale of vacant facilities), $2 million decrease in professional fee expense, $1 million in reduced information technology costs and other net miscellaneous spending reductions. Selling, general and administrative expenses as a percentage of net sales decreased from 10.7% to 8.6% between periods due to the items discussed in the preceding sentence.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $16.1 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, primarily due to a $5.7 million increase in impairment charges, a $5.4 million increase in employee termination charges, a $2.9 million increase in other restructuring costs and a $2.3 million increase in acquisition-related integration costs, partially offset by a $0.2 million decrease in transaction-related charges.

Restructuring, impairment and transaction-related charges of $37.7 million incurred in the three months ended June 30, 2012, included: (1) $10.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $5.7 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's Stillwater, Oklahoma and Pila, Poland facilities, (3) $0.8 million of transaction-related charges consisting of professional service fees related to business acquisition and divestiture activities, (4) $11.2 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $9.8 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $21.6 million incurred in the three months ended June 30, 2011, included: (1) $4.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.0 million of transaction-related charges incurred primarily in connection with the transaction with Transcontinental, (3) $8.9 million of acquisition-related integration costs and (4) $6.9 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Depreciation and Amortization

Depreciation and amortization increased $1.2 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, were as follows:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$74.3	8.0%	$98.8	10.1%

EBITDA decreased $24.5 million for the three months ended June 30, 2012, primarily due to the margin impact of a $43.0 million, or 4.4% decline in net sales, $16.1 million in increased restructuring, impairment and transaction-related charges and a $4.2 million decrease in earnings from discontinued operations. These declines were partially offset by $21 million in incremental synergy savings from integrating World Color Press' operations and lower selling, general and administrative expenses. EBITDA margin decreased for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, primarily due to reasons described in the preceding sentence.

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

	Three Months Ended June 30,
	2012	2011
	(dollars in millions)
Net Loss Attributable to Quad/Graphics Common Shareholders(1)	$(20.8)	$(10.3)
Interest Expense	20.7	29.3
Income Tax Benefit	(10.3)	(3.7)
Depreciation and Amortization	84.7	83.5
EBITDA	$74.3	$98.8
__________________________________

(1)	Net loss attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $37.7 million and $21.6 million for the three months ended June 30, 2012, and 2011, respectively;

b.
As the Company completed the sale of the Company's Canadian operations to Transcontinental on March 1, 2012, there is no impact from discontinued operations for the three months ended June 30, 2012. Earnings from discontinued operations, net of tax, was $4.2 million for the three months ended June 30, 2011. EBITDA from discontinued operations was $8.7 million for the three months ended June 30, 2011, and include restructuring, impairment and transaction-related charges of $1.8 million for the three months ended June 30, 2011.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment (excluding the Canadian discontinued operations):

	Three Months Ended June 30,
	2012	2011
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$701.1	$748.6	$(47.5)	(6.3)%
Services	107.5	110.9	(3.4)	(3.1)%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	22.7	40.7	(18.0)	(44.2)%
Operating Margin	2.8%	4.7%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$18.1	$9.4	$8.7	92.6%

Net Sales

Product sales for the United States Print and Related Services segment decreased $47.5 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to lower print volumes, lower print pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry and lower pricing of byproduct sales, partially offset by an increase in paper sales.

Service sales for the United States Print and Related Services segment decreased $3.4 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to lower sales of logistics and distribution services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $18.0 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to margin impact of a $50.9 million, or 5.9% decline in net sales and $8.7 million in increased restructuring, impairment and transaction-related charges, partially offset by $21 million in synergy savings from the integration of World Color Press' operations and lower selling, general and administrative expenses.

Operating margin for the United States Print and Related Services segment decreased from 4.7% for the three months ended June 30, 2011, to 2.8% for the three months ended June 30, 2012, primarily due to the reasons discussed in the preceding paragraph.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended June 30, 2012, were $18.1 million, consisting of: (1) $6.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $2.9 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's Stillwater, Oklahoma facility and (3) $8.9 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended June 30, 2011, were $9.4 million, consisting of: (1) $3.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs and (2) $6.0 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings (loss) of unconsolidated entities within the International segment:

	Three Months Ended June 30,
	2012	2011
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$123.3	$114.5	$8.8	7.7%
Services	2.3	3.2	(0.9)	(28.1)%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(9.8)	(6.0)	(3.8)	(63.3)%
Operating Margin	(7.8)%	(5.1)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	7.6	0.9	6.7	744.4%
Equity in Earnings (Loss) of Unconsolidated Entities	$(0.8)	$0.3	$(1.1)	(366.7)%

Net Sales

Product sales for the International segment increased $8.8 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to a $17.8 million increase in net sales in Latin America (mostly related to the Transcontinental Mexican acquisition, which was completed on September 8, 2011), partially offset by lower print volumes primarily in Argentina and Brazil and a negative impact from currency translation.

Operating Loss

Operating loss for the International segment increased $3.8 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to a $6.7 million increase in restructuring, impairment and integration expenses, partially offset by the margin impact of the $8.8 million sales increase.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended June 30, 2012, were $7.6 million, consisting of: (1) $3.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $2.8 million of impairment charges for equipment no longer being utilized in production as a result of facility consolidations primarily related to the Pila, Poland facility and (3) $0.9 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended June 30, 2011 were $0.9 million, consisting of: (1) $0.1 million of employee termination costs related to workforce reduction initiatives and (2) $0.8 million of other restructuring charges.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence but not control are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil, as well as a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings of unconsolidated entities in the International segment decreased $1.1 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, due to decreased earnings at Plural.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended June 30,
	2012	2011
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$22.5	$23.8
Restructuring, Impairment and Transaction-Related Charges	12.0	11.3

Corporate operating expenses decreased $1.3 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, primarily due to synergy savings from the integration of World Color Press, partially offset by a $0.7 million increase in restructuring, impairment and transaction-related charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended June 30, 2012, were $12.0 million, consisting of: (1) $0.8 million of transaction-related charges consisting of professional service fees related to business acquisition and divestiture activities and (2) $11.2 million of acquisition-related integration costs.

Corporate restructuring, impairment and transaction-related charges for the three months ended June 30, 2011, were $11.3 million, consisting of: (1) $1.3 million of employee termination costs related to workforce reduction initiatives, (2) $8.9 million of acquisition-related integration costs, (3) $1.0 million of transaction-related charges incurred primarily in connection with the transaction with Transcontinental and (4) $0.1 million of various other restructuring charges.

Results of Operations for the Six Months Ended June 30, 2012, Compared to the Six Months Ended June 30, 2011

Summary Results

The Company's operating income (loss) from continuing operations, operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the six months ended June 30, 2012, changed from the six months ended June 30, 2011, as follows (dollars in millions, except per share data):

	Operating Income (Loss) from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Six Months Ended June 30, 2011	$35.7	1.8%	$(17.6)	$(0.37)
2012 Restructuring, Impairment and Transaction-Related Charges(1)	(75.9)	(3.9)%	(45.5)	(0.97)
2011 Restructuring, Impairment and Transaction-Related Charges(2)	50.3	2.5%	30.2	0.64
Decrease in Interest Expense(3)	N/A	N/A	10.2	0.22
Income Tax Benefit from Settlement of IRS Audits(4)	N/A	N/A	31.2	0.67
Decrease in Loss from Discontinued Operations, net of tax(5)	N/A	N/A	2.9	0.06
Increase in Gain on Disposal of Discontinued Operations, net of tax(6)	N/A	N/A	35.3	0.75
Decrease in Operating Income(7)	(17.8)	(0.8)%	(20.1)	(0.43)
For the Six Months Ended June 30, 2012	$(7.7)	(0.4)%	$26.6	$0.57
__________________________________

(1)	Restructuring, impairment and transaction-related charges of $75.9 million incurred during the six months ended June 30, 2012, included:

a.	$20.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$14.1 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's Stillwater, Oklahoma and Pila, Poland facilities;

c.	$2.3 million of transaction-related charges consisting of professional service fees related to business acquisition and divestiture activities;

d.	$23.1 million of acquisition-related integration costs; and

e.
$15.8 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with the restructuring program that began in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure as part of the integration of the July 2, 2010 World Color Press acquisition, the September 8, 2011 Transcontinental Mexico acquisition, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $50.3 million incurred during the six months ended June 30, 2011, included:

a.	$15.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$1.0 million of transaction-related charges incurred primarily in connection with the transaction with Transcontinental;

c.	$15.3 million of acquisition-related integration costs, net of a $7.1 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations; and

d.	$18.2 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense decreased $17.0 million ($10.2 million, net of tax) during the six months ended June 30, 2012, to $42.1 million. This change was due to a reduction in debt in 2012 and lower interest rates as a result of the $1.5 billion debt financing agreement entered into on July 26, 2011.

(4)	The Company settled IRS audits which resulted in an income tax benefit of $31.2 million during the six months ended June 30, 2012.

(5)
Loss on discontinued operations, net of tax, decreased $2.9 million during the six months ended June 30, 2012 to a $3.2 million loss primarily due to four less months of Canadian operations in 2012 as the Canadian discontinued operations were sold on March 1, 2012.

(6)
Gain on disposal of discontinued operations, net of tax, was $35.3 million during the six months ended June 30, 2012, due to the March 1, 2012, completion of the sale of the Company's Canadian operations to Transcontinental.

(7)
Operating income decreased $17.8 million primarily due to the margin impact of a $75.8 million, or 3.8%, decline in net sales, partially offset by $46.0 million in incremental synergy savings from the integration of World Color Press' operations, reduced selling, general and administrative costs and $1.5 million in reduced depreciation and amortization expense. The $20.1 million decrease in net earnings in the table above reflects the $17.8 million decrease in operating income discussed in the previous sentence, and additional tax expense recorded primarily related to an increase in the liability for unrecognized tax benefits and for losses with no tax benefits recorded due to valuation allowances. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below (excluding the Canadian discontinued operations):

	Six Months Ended June 30,
	2012		2011
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$1,699.6	88.3%	$1,768.1	88.4%	$(68.5)	(3.9)%
Services	224.2	11.7%	231.5	11.6%	(7.3)	(3.2)%
Total Net Sales	1,923.8	100.0%	1,999.6	100.0%	(75.8)	(3.8)%
Cost of Sales:
Products	1,343.1	69.8%	1,362.2	68.1%	(19.1)	(1.4)%
Services	170.6	8.9%	178.1	8.9%	(7.5)	(4.2)%
Total Cost of Sales	1,513.7	78.7%	1,540.3	77.0%	(26.6)	(1.7)%
Selling, General & Administrative Expenses	172.6	9.0%	202.5	10.1%	(29.9)	(14.8)%
Restructuring, Impairment and Transaction-Related Charges	75.9	3.9%	50.3	2.5%	25.6	50.9%
Depreciation and Amortization	169.3	8.8%	170.8	8.6%	(1.5)	(0.9)%
Total Operating Expenses	1,931.5	100.4%	1,963.9	98.2%	(32.4)	(1.6)%
Operating Income (Loss) From Continuing Operations	$(7.7)	(0.4)%	$35.7	1.8%	$(43.4)	(121.6)%

Net Sales

Product sales decreased $68.5 million, or 3.9%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to lower print volumes, lower print pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry and lower pricing of byproduct sales, partially offset by increased paper sales.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $7.3 million, or 3.2%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to lower sales on logistics and distribution services and imaging.

Cost of Sales

Cost of product sales decreased $19.1 million for the six months ended June 30, 2012, compared with the six months ended June 30, 2011, primarily due to decreased print volumes and synergy savings related to labor, purchasing and other manufacturing savings resulting from the Company's World Color Press integration restructuring programs, which resulted in 15 announced plant closures.

Cost of product sales as a percentage of net sales increased from 68.1% for the six months ended June 30, 2011, to 69.8% for the six months ended June 30, 2012, primarily due to lower print pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry, lower pricing on byproduct recoveries and an increase in paper sales, which are generally sold at pass through prices reflecting minimal profit margin. These increases in cost of product sales as a percentage of net sales were partially offset by synergy cost savings related to the World Color Press integration.

Cost of service sales decreased $7.5 million for the six months ended June 30, 2012, compared with the six months ended June 30, 2011, primarily due to lower sales on logistics and distribution services and imaging.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $29.9 million for the six months ended June 30, 2012, compared with the six months ended June 30, 2011, primarily due to $11 million of synergy savings from the integration of World Color Press, $4 million decrease in the bad debt provision (mostly related to a change in payment terms for an existing customer), $3 million in reduced employee costs, $3 million in reduced information technology costs, $2 million decrease in legal and environmental reserves (primarily related to the sale of vacant facilities), $1 million decrease in professional fee expense and other net miscellaneous spending reductions. Selling, general and administrative expenses as a percentage of net sales decreased from 10.1% to 9.0% between years due to the items discussed in the preceding sentence.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $25.6 million for the six months ended June 30, 2012, compared with the six months ended June 30, 2011, primarily due to a $14.1 million increase in impairment charges, a $7.8 million increase in acquisition-related integration costs, a $4.8 million increase in employee termination charges and a $1.3 million increase in transaction-related charges, partially offset by a $2.4 million decrease in other restructuring costs.

Restructuring, impairment and transaction-related charges of $75.9 million incurred in the six months ended June 30, 2012, included: (1) $20.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $14.1 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's Pila, Poland and Stillwater, Oklahoma facilities, (3) $2.3 million of transaction-related charges consisting of professional service fees related to business acquisition and divestiture activities, (4) $23.1 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $15.8 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

Restructuring, impairment and transaction-related charges of $50.3 million incurred in the six months ended June 30, 2011, included: (1) $15.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.0 million of transaction-related charges incurred primarily in connection with the transaction with Transcontinental, (3) $15.3 million of acquisition-related integration costs, net of a $7.1 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations and (4) $18.2 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Depreciation and Amortization

Depreciation and amortization decreased $1.5 million for the six months ended June 30, 2012, compared with the six months ended June 30, 2011, due primarily to decreased capital expenditures for property, plant and equipment, and the impact of the Company's restructuring activities, which have resulted in 15 announced plant closures.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, were as follows:

	Six Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$193.9	10.1%	$201.4	10.1%

EBITDA decreased $7.5 million for the six months ended June 30, 2012, primarily due to the margin impact of a $75.8 million, or 3.8% decline in net sales and $25.6 million of increased restructuring, impairment and transaction-related charges. These declines were partially offset by $46.0 million in incremental synergy savings from integrating World Color Press' operations, a $35.3 million gain on the disposal of the Canadian discontinued operations and a $2.9 million decrease in loss from discontinued operations. EBITDA margin remained the same for the six months ended June 30, 2012, compared with the six months ended June 30, 2011.

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

	Six Months Ended June 30,
	2012	2011
	(dollars in millions)
Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders(1)	$26.6	$(17.6)
Interest Expense	42.1	59.1
Income Tax Benefit	(44.1)	(10.9)
Depreciation and Amortization	169.3	170.8
EBITDA	$193.9	$201.4
__________________________________

(1)	Net earnings (loss) attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $75.9 million and $50.3 million for the six months ended June 30, 2012, and 2011, respectively;

b.
Loss from discontinued operations, net of tax, was $3.2 million and $6.1 million for the six months ended June 30, 2012, and 2011, respectively. EBITDA from discontinued operations was $(3.2) million and $1.7 million for the six months ended June 30, 2012, and 2011, respectively, and include restructuring, impairment and transaction-related charges of $1.7 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively; and

c.	Gain on disposal of discontinued operations, net of tax, was $35.3 million for the six months ended June 30, 2012.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment (excluding the Canadian discontinued operations):

	Six Months Ended June 30,
	2012	2011
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$1,452.7	$1,541.2	$(88.5)	(5.7)%
Services	219.2	225.5	(6.3)	(2.8)%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	56.4	87.4	(31.0)	(35.5)%
Operating Margin	3.4%	4.9%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$32.4	$30.8	$1.6	5.2%

Net Sales

Product sales for the United States Print and Related Services segment decreased $88.5 million, or 5.7%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to lower print volumes, lower pricing of byproduct sales and lower print pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry, partially offset by increased paper sales

Service sales for the United States Print and Related Services segment decreased $6.3 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to lower sales on logistics and distribution services and, to a lesser extent, lower sales in media solutions.

Operating Income

Operating income for the United States Print and Related Services segment decreased $31.0 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to margin impact of a $94.8 million, or 5.4% decline in net sales and $1.6 million in increased restructuring, impairment and transaction-related charges, partially offset by $46.0 million in incremental synergy savings from the integration of World Color Press' operations.

Operating margin for the United States Print and Related Services segment decreased from 4.9% for the six months ended June 30, 2011, to 3.4% for the six months ended June 30, 2012, primarily due to the reasons discussed in the preceding paragraph, and the overall negative margin impact from an increase in paper sales, which are generally sold at pass through prices reflecting minimal profit margin.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the six months ended June 30, 2012, were $32.4 million, consisting of: (1) $14.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.5 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's Stillwater, Oklahoma facility and (3) $14.2 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the six months ended June 30, 2011, were $30.8 million, consisting of: (1) $13.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.8 million of acquisition-related integration costs and (3) $16.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities within the International segment:

	Six Months Ended June 30,
	2012	2011
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$246.9	$226.9	$20.0	8.8%
Services	5.0	6.0	(1.0)	(16.7)%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(18.0)	(10.8)	(7.2)	(66.7)%
Operating Margin	(7.1)%	(4.6)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	18.1	2.4	15.7	654.2%
Equity in Earnings of Unconsolidated Entities	$0.3	$1.1	$(0.8)	(72.7)%

Net Sales

Product sales for the International segment increased $20.0 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to a $35.7 million increase in net sales in Latin America (mostly related to the Transcontinental Mexican acquisition, which was completed on September 8, 2011), partially offset by lower volumes primarily in Brazil, and a negative impact from currency translation.

Operating Loss

Operating loss for the International segment increased $7.2 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to a $15.7 million increase in restructuring, impairment and integration expenses, partially offset by the margin impact of the $20.0 million sales increase.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the six months ended June 30, 2012, were $18.1 million, consisting of: (1) $5.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $10.6 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's Pila, Poland facility and (3) $1.6 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the six months ended June 30, 2011, were $2.4 million, consisting of: (1) $0.7 million of employee termination costs related to workforce reduction initiatives and (2) $1.7 million of other restructuring charges.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence but not control are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil, as well as a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings of unconsolidated entities in the International segment decreased $0.8 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, due to decreased earnings at Plural.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Six Months Ended June 30,
	2012	2011
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$46.1	$40.9
Restructuring, Impairment and Transaction-Related Charges	25.4	17.1

Corporate operating expenses increased $5.2 million for the six months ended June 30, 2012, compared with the six months ended June 30, 2011, primarily due to a $8.3 million increase in restructuring, impairment and transaction-related charges, partially offset by synergy savings from the integration of World Color Press.

Corporate restructuring, impairment and transaction-related charges for the six months ended June 30, 2012, were $25.4 million, consisting of: (1) $2.3 million of transaction-related charges consisting of professional service fees related to business acquisition and divestiture activities and (2) $23.1 million of acquisition-related integration costs.

Corporate restructuring, impairment and transaction-related charges for the six months ended June 30, 2011, were $17.1 million, consisting of: (1) $1.4 million of employee termination costs related to workforce reduction initiatives, (2) $14.5 million of acquisition-related integration costs, net of a $7.1 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations, (3) $1.0 million of transaction-related charges incurred primarily in connection with the transaction with Transcontinental and (4) $0.2 million of various other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and unused available capacity under its revolving credit facilities, net of issued letters of credit (which was $816.6 million as of June 30, 2012) provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to the acquired World Color Press and Transcontinental Mexican operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press multiemployer pension plans withdrawal payments, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. There were no borrowings under the $850.0 million revolving credit facility as of June 30, 2012, and peak borrowings during the three and six months ended June 30, 2012, were $32.8 million and $104.9 million, respectively.

Net Cash Provided by Operating Activities

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Net cash provided by operating activities was $170.5 million for the six months ended June 30, 2012, compared to $116.7 million for the six months ended June 30, 2011, resulting in a $53.8 million increase in cash provided by operating activities. The increase was primarily due to cash provided by the change in working capital of $76.1 million, primarily related to lower inventory levels at June 30, 2012 compared to June 30, 2011, and a reduction in income tax receivables. This improvement in working capital was partially offset by an $34.9 million increase in the non-cash adjustment for deferred income taxes related to an IRS settlement.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Net cash used in investing activities was $11.7 million for the six months ended June 30, 2012, compared to $73.0 million for the six months ended June 30, 2011, resulting in a $61.3 million increase in cash. The increase was primarily due to a $50.0 million refund of a deposit related to the Transcontinental Mexico acquisition (as further discussed in Note 3 to the condensed consolidated financial statements), and a $44.3 million decrease in capital expenditures. These increases were partially offset by the $18.1 million ManipalTech cost method investment made during the six months ended June 30, 2012, and a $10.8 million increase in cash payments for acquisitions.

Net Cash Used in Financing Activities

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Net cash used in financing activities was $163.8 million for the six months ended June 30, 2012, compared to $43.0 million for the six months ended June 30, 2011, resulting in a $120.8 million increase in cash used for financing activities. The increase was due primarily to net debt repayments of $132.3 million, which increased $105.5 million over 2011. Also, net cash used in financing activities increased due to increased shareholder dividends of $14.0 million and a $3.1 million increase in payments on unsecured notes to be issued in connection with the World Color Press bankruptcy during the six months ended June 30, 2012.

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

Free Cash Flow for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was as follows:

	Six Months Ended June 30,
	2012	2011
	(dollars in millions)
Net Cash Provided by Operating Activities(1)	$170.5	$116.7
Less: Purchases of Property, Plant and Equipment	(54.2)	(98.5)
Free Cash Flow	$116.3	$18.2
__________________________________

(1)	Net cash provided by operating activities includes:

a.
Net restructuring payments of $43.1 million and $77.9 million for the six months ended June 30, 2012, and 2011, respectively. Net restructuring payments include total restructuring payments, less restructuring cash receipts of $14.7 million and $7.1 million related to collections of a disputed pre-acquisition World Color Press notes receivable for the six months ended June 30, 2012, and 2011, respectively; and

b.	Bankruptcy payments of $7.9 million and $5.7 million for the six months ended June 30, 2012, and 2011, respectively.

Free Cash Flow increased $98.1 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, due to a $53.8 million increase in net cash provided by operating activities and a decrease in capital expenditures of $44.3 million. See the Net Cash Provided by Operating Activities section above for further explanations of the increase in operating cash flows.

Debt Obligations

During the six months ended June 30, 2012, the Company utilized a combination of the following significant debt instruments to fund cash requirements, including:

•	$1.5 Billion Debt Financing Agreement which includes:

◦	$850.0 million Revolving Credit Facility (no borrowings outstanding as of June 30, 2012);

◦	$450.0 million Term Loan A ($450.0 million outstanding as of June 30, 2012); and

◦	$200.0 million Term Loan B ($197.6 million outstanding as of June 30, 2012);

•	Master Note and Security Agreement ($583.4 million outstanding as of June 30, 2012); and

•
Facilities Agreement - a $87.0 million foreign currency denominated facilities agreement including both term loan and revolving credit facility components (total of $72.3 million outstanding as of June 30, 2012).

Covenants and Compliance

As of June 30, 2012, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of June 30, 2012 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt financing agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2012, the Company's leverage ratio was 2.16 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.25 to 1.00 (for the twelve months ended June 30, 2012, the Company's interest coverage ratio was 7.30 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended June 30, 2012, the Company's fixed charge coverage ratio was 3.52 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of June 30, 2012, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.25 billion).

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

As of June 30, 2012, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2012, the only off-balance sheet arrangements that existed were operating lease obligations, which have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table in the Company's Annual Report on Form 10-K filed on February 29, 2012. As of June 30, 2012, the Company's contractual obligations have not changed materially from the table and related notes to the table listed in such Form 10-K, except:

•	the Company reduced its debt and capital lease obligations by $181.0 million, which includes $48.7 million of interest payments, during the six months ended June 30, 2012, and

•
the purchase price payable from the Transcontinental business exchange transaction was satisfied during the six months ended June 30, 2012, with the March 1, 2012 sale of the Canadian operations to Transcontinental.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of June 30, 2012, the Company had fixed rate debt and capital leases outstanding of $614.2 million at a current weighted average interest rate of 7.4% and variable rate debt outstanding of $724.0 million at a current weighted average interest rate of 3.0%. The variable rate debt outstanding at June 30, 2012 is primarily comprised of the term loan components of the $1.5 billion variable rate debt financing agreement entered into on July 26, 2011, including $450.0 million outstanding on the $450.0 million term loan A and $197.6 million outstanding on the $200.0 million term loan B. Variable rate debt also includes $72.3 million of international variable rate debt outstanding as of June 30, 2012. There were no borrowings outstanding on the $850.0 million revolving credit facility as of June 30, 2012. The term loan B bears interest primarily based on the London Interbank Offered Rate ("LIBOR"); however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage. At June 30, 2012, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 3.02% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at June 30, 2012, by approximately $18.7 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has an allowance for doubtful accounts of $68.3 million as of June 30, 2012 and $73.7 million as of December 31, 2011.

The Company had a large, diverse customer base prior to the acquisition of World Color Press; however, the credit risk from customer concentration further decreased after the acquisition with the addition of new customers, geographies and products the Company now produces. The Company does not have a high degree of concentration with any single customer account. During the three and six months ended June 30, 2012, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A of the Company's 2011 Annual Report on Form 10-K, filed with the SEC on February 29, 2012. No material changes to such risk factors occurred during the period from January 1, 2012 through June 30, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The following table provides information about the Company's repurchases of its class A stock in the second quarter ended June 30, 2012:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 to April 30, 2012	—	$—	—	$91,768,100
May 1, 2012 to May 31, 2012	—	—	—	91,768,100
June 1, 2012 to June 30, 2012	—	—	—	91,768,100
Total	—		—
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

QUAD/GRAPHICS, INC.

Date:	August 8, 2012	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2012	By:	/s/ John C. Fowler
John C. Fowler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended June 30, 2012

Exhibits

Exhibit Number	Exhibit Description

(10)	Quad/Graphics, Inc. 2010 Omnibus Incentive Plan, as amended.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101*)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

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