Form 10-K
period 2012-12-31
Quad/Graphics, Inc.
filed 2013-03-08
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the class A common stock (based on the closing price of $14.38 per share on the New York Stock Exchange, LLC) on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, held by non-affiliates was $470,553,648. Neither of the registrant's class B common stock or class C common stock is listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant's class B common stock and class C common stock is convertible into one share of the registrant's class A common stock. In August 2012, all outstanding shares of class C common stock were converted into shares of class A common stock.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of March 4, 2013

Class A Common Stock	33,364,542
Class B Common Stock	14,198,464
Class C Common Stock	—
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

QUAD/GRAPHICS, INC.
FORM 10-K INDEX
For the Year Ended December 31, 2012

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Item 1A, "Risk Factors," of this Annual Report on Form 10-K, as such may be amended or supplemented in Part II, Item 1A, "Risk Factors," of the Company's subsequently filed Quarterly Reports on Form 10-Q, and the following:

•	The impact of significant overcapacity in the highly competitive commercial printing industry, which creates downward pricing pressure and fluctuating demand for printing services;

•	The inability of the Company to reduce costs and improve operating efficiency rapidly enough to meet market conditions;

•	The impact of electronic media and similar technological changes including digital substitution by consumers;

•	The impact of changing future economic conditions;

•	The failure to renew long-term contracts with clients on favorable terms or at all;

•	The failure of clients to perform under long-term contracts due to financial or other reasons or due to client consolidation;

•	Failure to successfully identify, manage, complete and integrate acquisitions and investments, including the integration of the operations of Vertis Holdings, Inc. ("Vertis");

•	The impact of changes in postal rates, service levels or regulations;

•	The impact of fluctuations in costs (including labor-related costs, energy costs, freight rates and raw materials) and the impact of fluctuations in the availability of raw materials;

•	The impact of increased business complexity as a result of the Company's entry into additional markets;

•	The impact of regulatory matters and legislative developments or changes in laws, including changes in privacy and environmental laws;

•	Significant capital expenditures may be needed to maintain the Company's platform and processes and to remain technologically and economically competitive; and

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

Overview

Quad/Graphics is a leading global printer and media channel integrator founded in Pewaukee, Wisconsin, as a Wisconsin corporation, in 1971 by the late Harry V. Quadracci. As of December 31, 2012, the Company had approximately 21,400 employees in North America, Latin America, and Europe, and served a diverse base of approximately 6,700 clients from 117 facilities located in 21 countries. Following the January 16, 2013, acquisition of substantially all of the assets of Vertis, the Company had approximately 25,300 employees in North America, Latin America and Europe, and served a diverse base of approximately 7,900 clients from 153 facilities located in 21 countries.

The Company believes it is well-positioned to help its clients integrate new, emerging media with proven channels such as print as part of an overall multichannel marketing strategy. With consultative ideas, worldwide capabilities, leading-edge technology and single-source simplicity, the Company believes it has the resources and knowledge to help its clients maximize the revenue they derive from their marketing spend and minimize their total cost of print production and distribution. The Company's print and related products and services in North America, Latin America and Europe primarily include:

•
Print Solutions. Includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging and other commercial and specialty printed products.

•
Media Solutions. Includes marketing strategy, media planning and placement, data insights, creative services, videography, photography, workflow solutions, digital imaging, digital publishing, interactive print solutions and augmented reality triggered by image recognition, near field communication and response data analytics services.

•	Logistics Services. Includes mailing, distribution, logistics, and data optimization and hygiene services.

Quad/Graphics has contractual relationships with leading magazine publishers, including Condé Nast, Hearst Magazines, Meredith Corporation, The National Geographic Society, Rodale Inc., The Reader's Digest Association Ltd., Source Interlink Media, LLC, Time Inc., and Wenner Media LLC. Quad/Graphics prints retail newspaper inserts for major retailers such as Bass Pro Shops, The Bon-Ton Stores, Inc., J.C. Penney Company, Inc., Shopko Stores Operating Co., LLC, and Target Corporation; catalogs for industry-leading marketers such as Cabela's Incorporated, J.Crew Group, Inc., L.L. Bean, Limited Brands Inc. (Victoria's Secret), and Redcats USA; and direct mail products for companies such as Charter Communications, American Family Insurance, American Eagle Outfitters, Publishers Clearing House, Inc., and Weight Watchers International, Inc. Quad/Graphics prints books for publishers such as Harlequin Enterprises Limited, The McGraw‑Hill Companies, Inc. and Simon & Schuster, Inc.; and directories for publishers such as Yellow Book USA, Inc. and Yellow Pages Group Limited.

The Company remains focused on four primary strategic goals, which it believes will allow it to be successful despite ongoing economic and industry challenges. These goals are summarized as follows:

1.	Transform the Industry

The Company believes it is well-positioned to transform the industry in the following three ways:

•
Maximize the revenue clients derive from their marketing spend through media channel integration. As a printer and media channel integrator, Quad/Graphics uses a client-centric approach to help marketers and publishers connect strategy and content with multiple media channels to create measurable client value.

Through its full range of integrated solutions, Quad/Graphics' clients benefit from better end user engagement, improved response and increased revenue derived from multichannel marketing campaigns.

•
Minimize clients' total cost of production and distribution by utilizing an efficient, innovative and fully-integrated U.S. national distribution network to provide enhanced value to clients through increased efficiency and postal cost-savings.

•
Create opportunity through disciplined, value-driven industry consolidation that adds complementary capabilities, allowing the Company to provide an enhanced range of products and services, and create significant efficiencies in the overall print production and distribution processes.

2.	Maximize Operational and Technological Excellence

Quad/Graphics utilizes a disciplined return on capital framework to make significant investments in its print manufacturing platform, research and development, technological innovation and data management capabilities, resulting in what it believes is one of the most integrated, automated, efficient and modern platforms in the industry.

3.	Empower, Engage and Develop Employees

Quad/Graphics believes that its distinct corporate culture encourages an organization-wide entrepreneurial spirit and an opportunistic mentality, where employees embrace responsibility, take ownership of projects and are encouraged to create solutions that advance the Company's strategic goals.

4.	Enhance Financial Strength

Given current economic and industry challenges, Quad/Graphics believes that its strategy to enhance financial strength will contribute to its long-term success. Key components of this strategy are centered on the Company's disciplined financial approach to maximize earnings and free cash flow; use of consistent financial policies to ensure it maintains a strong balance sheet and liquidity levels; and ability to retain the financial flexibility needed to strategically allocate and deploy capital.

Quad/Graphics believes that its four primary strategic goals are supported by a unique set of competitive advantages including its: commitment to an efficient, flexible and modern manufacturing platform; leading mailing and distribution capabilities; commitment to ongoing innovation, rapid adoption of technology and integration of new media; client-centric approach; disciplined and consistent financial approach; and distinct corporate culture. These strategies and competitive advantages have resulted in the Company being one of the most profitable commercial printing companies in the markets in which it competes, as measured by Adjusted EBITDA margin (defined as EBITDA before restructuring, impairment and transaction-related charges, loss on debt extinguishment, gain on disposal of discontinued operations and loss from discontinued operations as a percentage of net sales). EBITDA is defined as net earnings (loss) attributable to the Company's common shareholders plus interest expense, income tax expense (if applicable) and depreciation and amortization, and less income tax benefit (if applicable). EBITDA is a financial measure not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) that is reconciled to net earnings (loss) in the Results of Operations for the Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011, and for the Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010, included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K. EBITDA is an important measure by which the Company gauges the profitability and assesses the performance of its business. It should not be considered an alternative to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity.

More information regarding Quad/Graphics is available on the Company's website at www.QG.com. Quad/Graphics is not including the information contained on or available through its website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K. The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge through a link appearing on the Company's website. Quad/Graphics provides access to such materials through its website as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

Industry

The global printing industry encompasses a wide range of sectors, including general commercial printing, newspapers and newspaper retail inserts, directories, books, direct mail, packaging, financial printing, business forms, greeting cards, and label and wrapper printing. Printing is one of the largest industries in the United States, with more than 950,000 employees and approximately 49,000 companies generating an estimated $162 billion in annual sales, according to the Printing Industries of America/Graphic Arts Technical Foundation ("PIA/GATF") 2011 Print Market Atlas ("Print Market Atlas"). Quad/Graphics operates primarily in the commercial print portion of the printing industry. The PIA/GATF defines this portion to include advertising printing such as direct mail, circulars, brochures, displays, inserts / pamphlets, business cards, stationery, catalogs, directories, newspapers, magazines and books. According to the Print Market Atlas, the United States commercial printing sector, excluding newspapers, is estimated to generate approximately $82 billion in sales annually. The commercial printing industry, excluding newspapers, is also highly fragmented and competitive, with the largest 400 printers representing less than 55% of the overall United States and Canadian market, based on the 2012 Printing Impressions PI400 and the Print Market Atlas.

Demand for printed products and related services is impacted by real gross domestic product growth, as economic activity and advertising spending are key drivers of customer demand. In times of global economic uncertainty, advertisers reduce spending. Magazine publishers, facing diminished advertising pages, reduce total page counts; catalog marketers reduce page counts, circulation and the frequency of print campaigns; retailers curb investments in store inventory and cut back advertising; and other advertisers reduce their direct mail campaigns, particularly in the banking, insurance, credit card, real estate and nonprofit industries. In addition, the Company believes the commercial print industry has moved toward shorter print runs and increased production efficiency of products with lower page counts and increasing complexity. This, combined with increases in postage expenses (which significantly outpaced inflation over the last 10 years) and the increased use of alternative marketing technologies have led many printing businesses to fail and the industry to undergo ongoing consolidation.

Competition in the highly fragmented printing industry remains intense. The industry has excess manufacturing capacity created by declines in industry volumes during the past recession, which in turn has created continued downward pricing pressures. In addition, digital delivery of documents and data, including the online distribution and hosting of media content and mobile technologies, offer alternatives to traditional delivery of printed documents. Increasing consumer acceptance of digital delivery of content has resulted in marketers and publishers allocating their marketing and advertising spend across the expanding selection of digital delivery options, which further reduces demand and contributes to industry overcapacity. In addition, the Company faces competition from print management firms, which look to streamline processes and reduce the overall print spend of the Company's clients, as well as from strategic marketing firms focused on helping businesses integrate multiple channels into their marketing campaigns.

Quad/Graphics believes that traditional business users of print and print-related services are focused on generating and tracking the highest returns on their marketing dollars. The Company believes that its clients receive the greatest return on their marketing and advertising dollars when they effectively utilize data to target the appropriate customers and combine digital alternatives with customized print products in a targeted, multichannel marketing campaign driven by an overall marketing strategy. Quad/Graphics believes it is well positioned as a printer to help its clients navigate through the changing media channels and connect and integrate new media with print.

Finally, the Company believes that successful commercial printing companies will invest in mailing and logistics capabilities because, for many clients, mailing and distribution represent their largest cost—typically two to three times the cost of their print expense. Therefore, Quad/Graphics believes a printer's ability to impact mailing and distribution expenses through data hygiene and sophisticated, automated printing, finishing and distribution equipment creates value for clients by minimizing their total manufacturing and distribution cost.

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

Strategy

Quad/Graphics remains focused on four primary strategic goals, which it believes will allow the Company to be successful despite ongoing economic and industry challenges. These four goals are as follows:

•	Transform the Industry

•	Maximize Operational and Technological Excellence

•	Empower, Engage and Develop Employees

•	Enhance Financial Strength

1.	Transform the Industry

The Company believes it is well positioned to transform the industry in the following three ways:

•	Maximize the Revenue Clients Derive From Their Marketing Spend Through Media Channel Integration.

•	Minimize Clients' Total Cost of Production and Distribution.

•	Pursue Value-Driven Industry Consolidation.

Maximize the Revenue Clients Derive From Their Marketing Spend Through Media Channel Integration. Quad/Graphics understands that its clients are faced with an ever-changing media landscape and an increasingly demanding consumer. As a printer and media channel integrator, the Company believes that it is uniquely positioned to help clients navigate today's multichannel world by capitalizing on print's ability to complement and connect with other media channels. This has created an opportunity for Quad/Graphics to help maximize the revenue clients derive from their overall marketing spend. With its consultative ideas, worldwide capabilities, leading-edge technology and single-source simplicity, Quad/Graphics uses a client-centric approach to help marketers and publishers connect strategy and content with multiple media channels to create measurable client value. The Company's integrated solutions, which use data to leverage and connect all channels including print, email, tablet, mobile, video, social and web, help its clients engage consumers and readers, drive higher response rates, promote a consistent brand across channels and create returns for advertisers on their marketing dollars.

According to a 2012 study by InfoTrends, marketers report an average improvement of 45% for multichannel campaigns (using print, email, web landing pages and mobile technology) over print-only campaigns. In addition, more than 50% of marketers are utilizing three or more forms of media in their marketing campaigns, according to a 2012 InfoTrends study. Using a client-centric approach, the Company intends to continue to redefine print communications as the foundation of how it will integrate media channels by:

•
consulting with clients on marketing strategies to integrate personalized, targeted print communications with other media channels including video, mobile, social, email and Web-based media to drive higher response rates;

•
leveraging its integrated data analytics, finishing technology and logistics operations, which allow clients to create and track customized and relevant communications across channels on a cost-effective basis, with the objective of delivering higher responses at a lower cost;

•	improving the cost effectiveness of local advertising investments through an improved understanding of best customers' shopping behavior, messaging preferences and media consumption habits;

•	developing workflow solutions to help clients streamline content management across multiple channels;

•
deploying its interactive media capabilities, including planning, executing and monitoring interactive print campaigns, email, personalized URLs, mobile solutions and digital editions, and creating and maintaining microsites in support of effective, print-focused marketing campaigns; and

•	investing in leading-edge technologies and capabilities to ensure it can provide the most desirable and effective multichannel solutions to marketers and publishers.

Minimize Clients' Total Cost of Production and Distribution. Quad/Graphics has made strategic capital expenditure and information technology ("IT") investments to build what it believes is one of the most efficient and innovative distribution networks in the commercial printing industry. The Company's goal, and an integral component of how Quad/Graphics creates client value, is to maintain and utilize a fully-integrated, national distribution network that includes:

•
technology and data processes to reduce postage expenses for its U.S. clients, typically their largest expense, including an extensive distributive co-mail program that combines and drop ships numerous clients' mailpieces together to capture sorting and handling discounts from the United States Postal Service;

•	unique software to merge mailstreams on a large scale and leverage the mailing platform to provide even greater co-mailing cost and efficiency benefits to its clients;

•	advanced finishing capabilities that enable enhanced co-mailing efficiencies;

•	in-house transportation and logistics services; and

•	a robust national distribution network with the ability to deliver to more than 1,600 U.S. Postal Service processing facilities and thousands of local newspapers.

Pursue Value-Driven Industry Consolidation. Given the challenges in the printing industry, including overcapacity and some secular decline in certain product categories, Quad/Graphics' efficient manufacturing platform and financial strength provide the Company with the ability to select and execute on value-added consolidation acquisition opportunities. The Company believes this will create measurable value through the addition of complementary capabilities, allowing the Company to provide an enhanced range of products and services, and create significant efficiencies in the overall print production and distribution processes. Quad/Graphics uses a disciplined, value-driven approach to ensure that the following criteria are met before an opportunity is selected:

•
The Company conducts a thorough review process to ensure a potential acquisition will be a good strategic fit. For example, with the Company's recent acquisition of Vertis (see Note 26, "Subsequent Events," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K), complementary capabilities in retail advertising inserts, direct marketing and in-store marketing provides clients with an enhanced range of products and services, expanded vertical market expertise, allows a significant level of consolidation onto the Company's most efficient production platforms and an extended geographic footprint, and provides new opportunities to realize mailing and distribution cost-savings.

•
The Company follows a disciplined process to ensure that the economics make sense and will create value through an enhanced range of products and services, revenue-generating solutions and increased efficiencies. Key economics include the negotiated purchase price, targeted efficiencies from integrating the companies together and the necessary cost to achieve those synergies.

•
The Company makes certain that the integration plan is executable in a timely manner and without risk of significant client disruption. The Company has a holistic approach to integration and measures success with four key elements: financial metrics, client retention and satisfaction, employee integration, and IT and platform integration.

•	The Company ensures that post-acquisition, it retains the financial strength and flexibility it had prior to the acquisition.

2.	Maximize Operational and Technological Excellence

Quad/Graphics utilizes a disciplined return on capital framework to make significant investments in its print manufacturing platform and data management capabilities, resulting in what it believes is one of the most integrated, automated, efficient and modern manufacturing platforms in the industry. The Company has built a platform that encompasses a combination of mega plants (facilities greater than 1.0 million square feet) that have a number of different product lines under one roof, mega zones where multiple facilities in close geographic proximity are managed as one large facility, and strategically located smaller facilities. In addition, a commitment to Lean Manufacturing, Lean Enterprise and a culture of continuous process improvement is a high priority throughout the Company and supports its goal of being the low-cost producer in its industry. For example, the Company's in-house research and development division has been instrumental in developing and deploying what the Company believes are industry-leading manufacturing solutions, which has allowed the Company to reduce its cost structure over the years. This includes closed-loop color systems, press controls, cut-off controls and register guidance systems.

3.	Empower, Engage and Develop Employees

In keeping with its culture of employee empowerment, Quad/Graphics encourages all of its employees to act as entrepreneurs by taking ownership of their work and providing innovative solutions that advance the Company's strategic goals. The Company helps employees keep current on skills through education and training programs offered on the job and in the classroom. For example, the Company has a “Leading Within Quad” management training program to help all leaders develop a deeper understanding of the business, the industry and their leadership competencies. Much of this education is developed specifically for its workforce by its in-house education division, QuadEducation, in cooperation with its Continuous Improvement and Safety business units. The Company reinforces with employees the eight core values that drive all of its business decisions: Trust in Trust, Do the Right Thing, Innovate, Grow, Believe in People, Make Money, Have Fun, and Do Things for the Rose (i.e., the sake of excellence). The Company demonstrates its care for employees through innovative benefits such as QuadMed, which focuses on prevention and wellness delivered through onsite fitness centers and primary care clinics, and advanced telemedicine systems.

4.	Enhance Financial Strength

Given current economic and industry challenges, the Company has taken a disciplined approach to maintaining and enhancing financial strength as a key strategic goal. This strategy is centered on the Company's ability to maximize free cash flow, earnings, operating margins and Adjusted EBITDA; maintain consistent financial policies to ensure a strong balance sheet and liquidity level is maintained; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. The priorities for capital allocation and deployment are adjusted based on prevailing circumstances and what the Company thinks is best for shareholder value creation at any particular point in time. Those priorities currently include:

•	deleveraging the Company's balance sheet through debt and pension reduction;

•
making value creating investments that drive: profitable organic growth and productivity in the Company's current business; expansion into higher growth geographic markets; and the addition of new strategic competencies and capabilities; and

•	returning cash back to shareholders.

Competitive Advantages

Quad/Graphics believes its success has been fueled by a number of key competitive advantages that drive its four primary strategic goals, including: an efficient, flexible and modern manufacturing platform; leading mailing and distribution capabilities; a commitment to ongoing innovation, rapid adoption of technology and integration of new media; a client-centric approach; a disciplined and consistent financial approach; and a distinct corporate culture that empowers and engages employees to think and act like owners to drive business results.

Efficient, Flexible and Modern Manufacturing Platform

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

Another key aspect of the Company's modern manufacturing platform is the combination of its footprint of mega plants (facilities greater than 1.0 million square feet) that have a number of different products under one roof; mega zones where multiple facilities in close geographic proximity are managed as one large facility; and smaller strategically located facilities. The Company has continued to evolve its platform, equipping facilities to be product line agnostic, which enables the Company to maximize equipment utilization. Quad/Graphics believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as magazines and catalogs) due to efficiencies of scale and from investments in automation and technology. Complementing its mega plant and mega zone footprints are smaller facilities, strategically located nearer to final distribution points for expedited delivery. This allows clients greater deadline flexibility for adjusting content or marketing strategy, especially for commercial products, direct mail and retail inserts. Its platform provides the Company with the flexibility to meet complex customer service requirements, such as quick turns for time-sensitive material, or when weather patterns threaten production or delivery in a specific area of the country.

Quad/Graphics has also focused on investments in automation designed to reduce headcount and labor costs. Capital investments in advanced applications of robotics and automation and manufacturing process improvements have allowed the Company to lower personnel costs through attrition, reduction of overtime and temporary labor, and workforce reductions.

To be the low-cost producer, Quad/Graphics makes a concerted effort to treat all costs as variable and maintains a stringent focus on achieving productivity improvements and sustainable cost reductions through a variety of continuous improvement programs in both manufacturing and administrative areas. The Company believes it is making progress toward this goal by remaining focused on:

•	the implementation of sustainable reductions in non-labor and indirect labor spending areas;

•	a disciplined approach to improving capacity utilization and productivity across the entire platform; and

•
a focused effort to take out direct costs through a variety of means, including the maximization of labor mix and the expansion of continuous improvement programs to reduce waste, eliminate redundancies and shorten cycle times.

Finally, Quad/Graphics has invested in vertically-integrated, non-print capabilities to assist it in delivering lower costs for its clients, enhancing customer service levels, increasing flexibility and providing more aggregated services to each client. Such capabilities include data management, imaging, logistics and distribution, ink manufacturing, and equipment research and design. This vertical integration allows substantial control over critical links in the overall print supply chain, such as the Company's ink manufacturing capabilities, that help it control the quality, cost and availability of a key input in the printing process.

Leading Mailing Distribution Capabilities

Quad/Graphics creates targeted and personalized printed materials for its clients, which increase consumer response rates, maximize return on print spending, and reduce overall costs. Quad/Graphics uses its in-house list services bureau to analyze mail list data, demographics data, consumer transaction data and other consumer-specific data to help its clients target consumers through personalized printed materials. Personalization and targeting create the opportunity to reach the right recipients with the right (or relevant) message at the right time. The Company believes that integrating its analysis of mail list data with its logistics services allows it to reduce client freight costs for shipments to newsstands and postal centers, while providing a high level of dependability and rapid response times that are crucial to the delivery of time-sensitive materials. Further, the Company uses a national consolidation network to combine like-destination freight to maximize cost-effectiveness.

Postal rates are a significant component of many clients' cost structures and Quad/Graphics believes that postal costs influence the number of pieces that its clients print and mail. The Company has invested significantly in its mail preparation and distribution capabilities to offset increasing postage costs, and help clients successfully navigate the ever-changing postal environment. Through its data analytics, finishing technology and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency and reduce these costs. The Company helps its U.S. clients reduce their overall postage costs through what it believes, based on information published by or otherwise made available from its competitors, is the industry's largest co-mail program. The Company's co-mail program involves the sorting and bundling of printed products to be mailed to consumers, in order to facilitate better integration with the United States Postal Service. The United States Postal Service offers significant work-sharing discounts for this sorting, bundling and drop-shipping to postal processing centers as it reduces handling by the United States Postal Service. By combining the products of multiple clients in the mailstream, the Company leverages the volume from all of its clients, regardless of the production facility, to achieve greater savings. In 2012, Quad/Graphics co-mailed approximately 5 billion magazines and catalogs, earning significant discounts from the United States Postal Service on behalf of its clients.

Quad/Graphics is also able to leverage the volume of products running through its plants for further client distribution savings by coordinating and consolidating shipments from single mega plants or multiple plants that create a mega zone, and then routing those shipments directly to newspaper, U.S. Postal Service or other distribution facilities. In addition, each major United States metropolitan area is within one day's drive of at least one of the Company's strategically located facilities, providing its clients the flexibility to print closest to their end consumers.

Commitment to Ongoing Innovation, Rapid Adoption of Technology and Integration of New Media

Quad/Graphics has had a continued commitment to research and development, manufacturing process improvements, and the rapid adoption of technological innovations and integration of new media.

From a client-facing perspective, Quad/Graphics believes it is at the forefront of the printing industry with creating and/or rapidly adopting solutions that help marketers and publishers integrate print with new media to drive business results. The Company's Media Solutions group is dedicated to developing, testing and delivering these innovative solutions. Media Solutions' core services include marketing strategy, media planning and placement, data insights, creative services, videography, photography, workflow solutions, digital imaging, digital publishing, interactive print solutions such as image recognition, augmented reality and near field communication, and response data analytics. These services are seamlessly integrated to help clients optimize content, promote brand awareness and loyalty, and create experiences that connect with consumers and readers across multiple channels including print, online, mobile, email, e-book, tablet and in-store.

The Company's engineers, designers and systems engineers, working closely with its press and finishing operators, have developed a range of advancements that enhance the Company's manufacturing platform. The value of Quad/Graphics' innovations to the industry is supported by the fact that it generates revenue by supplying some of these technology solutions and consulting services to other printers. In particular, the Company believes it is an internationally known, leading manufacturer of electronic process control systems and maintains offices in the Netherlands, India, Singapore, Japan and China to sell and service these products to equipment manufacturers and other printers.

Another example of Quad/Graphics' innovative approach is the integration of its imaging, manufacturing and distribution networks into a singular platform using a networked IT infrastructure. This platform—named Smartools®—provides seamless, real-time information flow across sales and estimating, production planning, scheduling, manufacturing, warehousing, logistics, invoicing, reporting and customer service.

Client-Centric Approach

Throughout its 40-plus-year history, the Company has put its clients at the center of its operations, creating solutions clients need to meet their business objectives. The Company uses a client-centric approach to help marketers and publishers take maximum advantage of the Company's full range of integrated multichannel solutions to help them better engage end users and drive improved response from print and print-related solutions. The Company's interactive print solutions, for example, connect print with mobile technologies such as Smartphones and tablets to create compelling calls to action that drive business results. Using QR codes, image recognition, augmented reality or near-field communication, the Company addresses clients' needs to extend content, encourage social sharing, facilitate shopping or subscription renewals, and more. Part of the interactive print solutions offering includes measurement and analytic tools so publishers and marketers can adjust their strategies and, since the destination content for interactive print solutions is cloud-based or Web-based, it can be changed nearly instantaneously as the client sees how consumers or readers are reacting. The Company will continue to evolve its offering as technologies and user preferences change.

Quad/Graphics' "high tech/high touch" approach has led to what the Company believes is an excellent client service reputation. The Company uses the latest technology and tools to better connect clients with employees and employees with each other. Its own brand of Smartools® not only link the Company's people and equipment across its entire network of plants, but extend to the Company's clients as well, creating true, real-time communications integration. For example, the Company's Smartools® provide clients with access to the very same up-to-the-minute information used by the Company's production, client service and sales representatives, allowing them to better manage current projects and plan future work.

Disciplined and Consistent Financial Approach

Quad/Graphics is a controlled public company with the Harry V. Quadracci family having voting control through ownership of high-vote stock. This structure provides consistency in ownership, leadership, strategy and financial policies and perpetuates a management culture of always striving to be “our own best investment.”

Quad/Graphics believes that its disciplined financial approach of focusing on maximizing earnings and free cash flow, and maintaining a strong balance sheet provides a competitive advantage. Continuous Improvement and Lean Manufacturing methodologies are among the tools that Quad/Graphics uses to improve manufacturing productivity and to ultimately maximize operating margins. The Company applies these same methodologies to its selling, general and administrative functions to create a truly Lean Enterprise. Additionally, Quad/Graphics has a culture of continuous cost reduction, which includes minimizing waste, increasing efficiencies and throughput, and simplifying and streamlining processes. The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. Quad/Graphics believes that its focused efforts to be the low-cost producer generates increased free cash flow and allows the Company to focus on maintaining a strong balance sheet through debt and pension reductions. The Company's disciplined financial approach has resulted in strong credit metrics and has allowed the Company to structure its debt agreements to maintain high liquidity as well as to avoid refinancing risk, with the nearest significant maturity not until July 2017.

The Company takes a very disciplined approach to its capital allocation decisions. A key part of this discipline is a goal of having returns on investment exceed the cost of capital, whether the investments are related to purchasing the right equipment or investing in the right strategic growth initiatives. The Company balances the use of cash between compelling investment opportunities; deleveraging the balance sheet through debt reductions or pension liability paydowns; or returning cash back to shareholders through dividends.

Distinct Corporate Culture

Quad/Graphics believes that its distinct corporate culture, which evolved from a core set of values conceived by the late founder Harry V. Quadracci, drives thoughtful decision-making, especially with regard to how it manages operations and creates solutions that redefine print in a multichannel media landscape, and better positions the Company to prevail in the dynamic and competitive printing industry. The Company fosters an entrepreneurial environment by inspiring and empowering employees to own projects and enact solutions that advance the Company's goals. Employees in the United States who have been employed for at least one full calendar year also may have a beneficial ownership in the Company through Company stock held in an employee stock ownership plan, enhancing their sense of ownership. The Company believes that the empowerment, engagement and development of its employee owners fosters a strong partnership approach within the business that delivers results.

Quad/Graphics invests in its employees in a variety of ways by providing technical, safety and continuous improvement training, personal improvement classes, financial and retirement planning and comprehensive health and wellness benefits. Through its own network of QuadMed primary care clinics located at larger worksite locations, the Company provides high-quality primary medical care and specialty services to employees and their families at a low cost. The Company demonstrates its commitment to wellness through on-site fitness centers at a number of printing plant locations, as well as by offering smoking cessation, weight-management and nutrition classes among other wellness-related programs; providing employee assistance program counseling services; and developing its own programs with financial incentives for managing chronic conditions such as diabetes and asthma (known as Well You) and promoting healthy lifestyles (known as Lean You). QuadMed also sells this business model of healthcare services to third-party businesses.

Quad/Graphics is led by an experienced management team with a proven track record in the printing industry that is committed to preserving the Company's values-based culture. The senior management team includes individuals with long tenure with the Company augmented with seasoned industry talent realized through strategic hiring or recent acquisitions, further supported by managers and employees committed to advancing print solutions in coordination with the ever-evolving multichannel media landscape. The Company believes the experience and stability of senior management, paired with next-generation entrepreneurially minded employees, will contribute to its long-term success.

Segment Description

Quad/Graphics operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer clients complete solutions for communicating their message to target audiences. As a result of the divestiture of the Company's Canadian operations to Transcontinental, Inc. ("Transcontinental") on March 1, 2012, the former North America Print and Related Services segment is now referred to as the United States Print and Related Services segment. All United States Print and Related Services segment amounts have been restated to exclude the Canadian discontinued operations. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company has three operating and reportable segments: United States Print and Related Services, International, and Corporate.

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, catalogs, consumer magazines, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging and other commercial and specialty printed products, together with the related service offerings, including marketing strategy, media planning and placement, data insights, creative services, videography, photography, workflow solutions, digital imaging, digital publishing, interactive print solutions such as image recognition, augmented reality and near field communication, and response data analytics services, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink. The United States Print and Related Services segment accounted for approximately 88%, 88% and 89% of Quad/Graphics' consolidated net sales in 2012, 2011 and 2010, respectively.

International

The International segment consists of Quad/Graphics' printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 12%, 12% and 11% of the Company's consolidated net sales in 2012, 2011 and 2010, respectively.

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

Competition

The printing industry, with approximately 49,000 companies in the United States, is highly fragmented and competitive. Although there has been industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry (excluding newspaper printing) still represent less than 55% of the United States and Canadian market, according to the 2012 Printing Impressions PI400 and the 2011 Print Market Atlas. According to the December 2012 Printing Impressions PI400, Quad/Graphics was the second largest commercial printer in the United States as measured by revenue.

In addition to being in a highly fragmented industry, the Company also faces competition due to the increased accessibility and quality of digital alternatives to traditional delivery of printed documents through the online distribution and hosting of media content, and the digital distribution of documents and data. In addition, the Company faces competition from print management firms, which look to streamline processes and reduce the overall print spend of the Company's clients, as well as from strategic marketing firms focused on helping businesses integrate multiple channels into their marketing campaigns.

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

Clients

Quad/Graphics enjoys long-standing relationships with a diverse base of clients, which includes both national and regional corporations in North America, Latin America and Europe. The Company's clients include industry - leading blue chip companies that operate in a wide range of industries and serve both businesses and consumers, including retailers, publishers and direct marketers. The Company's relationships with its largest clients average more than 18 years in duration and Quad/Graphics typically signs multi-year print agreements with these clients.

In 2012, Quad/Graphics served approximately 6,700 clients, and its 10 largest clients accounted for approximately 15% of consolidated sales, with none representing more than 5% individually. The Company believes that its large and diverse client base, broad geographic coverage and extensive range of printing and print-related capabilities are competitive strengths.

Patents, Trademarks and Trade Names

Quad/Graphics operates research and development facilities that support the development of new equipment, process improvements, raw materials and content management, and distribution technologies to better meet client needs and improve operating efficiencies. The Company continues to innovate within the printing and print-related industry and, as a result, has developed what it believes to be one of the most powerful patent portfolios in the print industry.

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

Raw Materials

The primary raw materials that Quad/Graphics uses in its print business are paper, ink and energy.

The majority of paper used by the Company is supplied directly by its clients. For those clients that do not directly supply their own paper, Quad/Graphics makes use of its purchasing efficiencies to supply paper by negotiating with leading paper suppliers, uses a wide variety of paper grades, weights and sizes, and does not rely on any one supplier. In addition, the Company generally includes price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate paper price risk, higher paper prices and tight paper supplies may have an impact on clients' demand for printed products. Quad/Graphics' working capital requirements, including the impact of seasonality, is partially mitigated through the direct purchasing of paper by the majority of Quad/Graphics' clients.

Quad/Graphics produces the majority of ink used in its print production, allowing it to control the quality, cost and supply of key inputs. Raw materials for the ink manufacturing process are purchased externally from a variety of suppliers.

Quad/Graphics generally cannot pass on to clients the impact of higher electric and natural gas energy prices on its manufacturing costs, and increases in energy prices result in higher manufacturing costs for certain of its operations. The Company mitigates its risk through natural gas hedges when appropriate. In its logistic operations, however, the Company is able to pass a substantial portion of any increase in fuel prices directly to its clients.

Environmental Stewardship

As the owner, lessee or operator of various real properties and facilities, Quad/Graphics is subject to various federal, state and local environmental laws and regulations, including those relating to air emissions; waste generation, handling, management, and disposal; and remediation of contaminated sites. Historically, compliance with these laws and regulations has not had a material adverse effect on the Company's results of operations, financial position or cash flows. Compliance with existing or new environmental laws and regulations may require the Company to make future expenditures.

Quad/Graphics strives to be the leader in the printing industry in adopting new technologies and processes to protect the environment. The Company believes it has long been known for its environmental stewardship. In the past decade alone, the Company has been awarded more than 25 major environmental achievement honors, both on a state and national level. Quad/Graphics' proactive approach to incorporate holistic practices has also positively impacted operating costs through the reduction of waste, energy use, emissions and labor, as well as through the implementation of water conservation solutions. The Company has also undertaken steps to reduce greenhouse gas emissions from its manufacturing processes and to improve fuel efficiency and reduce emissions in its fleet of Company-owned tractor trailers.

Employees

As of December 31, 2012, Quad/Graphics had approximately 21,400 employees in North America, Latin America and Europe. Within the United States, there were approximately 16,600 employees of which approximately 900 were covered by a collective bargaining agreement. Outside of the United States, there were approximately 4,800 employees of which approximately 1,700 were either governed by agreements that apply industry-wide, by a collective bargaining agreement or through works councils or similar agreements. Following the January 16, 2013, acquisition of substantially all of the assets of Vertis, the Company added approximately 3,900 employees within the United States of which approximately 400 were covered by a collective bargaining agreement. Quad/Graphics believes that its employee relations are good and that the Company maintains an employee-centric culture.

Business Acquisitions

On October 10, 2012, the Company and Vertis, a leading provider of retail advertising inserts, direct marketing and in-store marketing solutions, announced the execution of an Asset Purchase Agreement (the "Asset Agreement"). Pursuant to the Asset Agreement, Quad/Graphics Marketing, LLC, a wholly owned subsidiary of the Company, agreed to acquire substantially all of the assets comprising Vertis' businesses. To facilitate the sale, Vertis, along with its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and, at the same time, filed documents seeking the U.S. Bankruptcy Court's approval of the proposed Asset Agreement to the Company. The Asset Agreement with the Company comprised the initial stalking horse bid in the U.S. Bankruptcy Court-supervised auction process under Section 363 of the United States Bankruptcy Code. On November 26, 2012, Vertis filed a notice with the U.S. Bankruptcy Court naming Quad/Graphics as the successful bidder and on December 6, 2012, the U.S. Bankruptcy Court approved the transaction. The Company completed the acquisition of substantially all of the assets of Vertis on January 16, 2013.

On July 12, 2011, Quad/Graphics entered into a definitive agreement with Transcontinental whereby Quad/Graphics agreed to acquire Transcontinental's Mexican operations in exchange for the Quad/Graphics' Canadian operations (with the exception of the Company's Vancouver, British Columbia facility). The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011, and the Company completed the sale of its Canadian operations to Transcontinental on March 1, 2012.

Executive Officers of Quad/Graphics

The following table sets forth the names, ages (as of March 8, 2013) and positions of Quad/Graphics' executive officers.

Name	Age	Position
J. Joel Quadracci	44	Chairman, President and Chief Executive Officer
David A. Blais	50	Executive Vice President of Sales and Client Services
John C. Fowler	62	Executive Vice President and Chief Financial Officer
Thomas J. Frankowski	52	Executive Vice President of Manufacturing & Operations and President of Europe
Craig C. Faust	45	President of Commercial and Specialty
Steven D. Jaeger	48	President of Quad/Direct and Vice President of Information Systems & Infrastructure
David K. Riebe	51	President of Logistics & Distribution
Tony Scaringi	45	President and General Manager of Latin America
David J. Honan	44	Vice President, Controller & Chief Accounting Officer
Maura D. Packham	44	Vice President of Marketing & Communications
Andrew R. Schiesl	41	Vice President & General Counsel
Kelly A. Vanderboom	38	Vice President & Treasurer

Mr. Quadracci has been a director of Quad/Graphics since 2003, its President since January 2005, its President and Chief Executive Officer since July 2006, and its Chairman, President and Chief Executive Officer since January 2010. Mr. Quadracci joined Quad/Graphics in 1991 and, prior to becoming President and Chief Executive Officer, served in various capacities, including Sales Manager, Regional Sales Strategy Director, Vice President of Print Sales, Senior Vice President of Sales & Administration, and President and Chief Operating Officer. Mr. Quadracci also serves on the board of directors of the Wisconsin Manufacturers & Commerce, a trade organization. Mr. Quadracci received a Bachelor of Arts in Philosophy from Skidmore College in 1991. Mr. Quadracci is the son of Betty Ewens Quadracci, a director and employee of the Company, and the brother-in-law of Christopher B. Harned, a director of the Company. Quad/Graphics believes that Mr. Quadracci's experience in the printing industry and in leadership positions with the Company qualifies him for service as a director of the Company.

Mr. Blais has been Executive Vice President of Sales and Client Services since January 2012 and previously served as Executive Vice President and President of Magazines and Catalogs since July 2010. Mr. Blais was Senior Vice President of Sales & Administration from May 2005 to July 2010, Quad/Graphics' Vice President of Operations from 1999 to May 2005, and in various other capacities since he joined the Company in 1984.

Mr. Fowler joined Quad/Graphics in 1980 as its Vice President and Controller, which at the time was the Company's top financial position. Mr. Fowler was named Senior Vice President and Chief Financial Officer in May 2005, and became Executive Vice President and Chief Financial Officer in July 2010. Prior to joining Quad/Graphics, Mr. Fowler worked for Arthur Andersen LLP for six years.

Mr. Frankowski has been Executive Vice President of Manufacturing & Operations and President of Europe since July 2010. Mr. Frankowski was Senior Vice President of Manufacturing from 2004 to July 2010, President of Quad/Graphics Europe, Quad/Graphics' Polish subsidiary, from 2008 to July 2010, and he served in various other capacities since he joined Quad/Graphics in 1979.

Mr. Faust has been President of Commercial and Specialty since May 2011 and previously served as President and CEO of HGI Company since November 2010. Prior to joining Quad/Graphics, Mr. Faust was the President, Founder and CEO of HGI Company since 2003. Prior thereto, Mr. Faust was Divisions President of Consolidated Graphics.

Mr. Jaeger has served as President of Quad/Direct since August 2007 and as Vice President of Information Systems & Infrastructure for Quad/Graphics since 2006. Prior thereto, Mr. Jaeger had been Quad/Graphics' Vice President of Information Systems from 1998 to 2006 and had worked in various other capacities since he joined the Company in 1994. Prior to joining Quad/Graphics, Mr. Jaeger worked for Andersen Consulting for eight years.

Mr. Riebe has served as Quad/Graphics' President of Logistics & Distribution since July 2010. Prior thereto, Mr. Riebe was Vice President of Distribution from 1999 to July 2010 and served as Corporate Director of Distribution from 1987 to 1999. He joined Quad/Graphics in 1984. Mr. Riebe serves on the board of directors of IDEAlliance, an industry organization.

Mr. Scaringi joined Quad/Graphics as its Chief Financial Officer of Latin America in July 2010 and became President & General Manager of Latin America in August 2011. Prior to joining Quad/Graphics, Mr. Scaringi served World Color Press Inc. ("World Color Press") as Vice President of Finance and Administration for Latin America from 2002 to 2010. Mr. Scaringi joined World Color Press in 1993 and held various positions in auditing until 1997 and then in Latin America since 1997.

Mr. Honan has served as Quad/Graphics' Controller since he joined the Company in May 2009. He became Vice President and Controller in December 2009 and was named Chief Accounting Officer in July 2010. Prior to joining Quad/Graphics, Mr. Honan served as Vice President, General Manager and Chief Financial Officer of Journal Community Publishing Group, a subsidiary of media conglomerate Journal Communications Inc., for five years. Before joining Journal Community Publishing Group, Mr. Honan worked in executive-level roles in investor relations and corporate development at Newell Rubbermaid, a global marketer of consumer and commercial products. Mr. Honan also worked at accounting firm Arthur Andersen LLP for 11 years.

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

The industry in which the Company operates is highly competitive. The printing industry, with approximately 49,000 companies in the United States, is highly fragmented. Although there has been industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry (excluding newspaper printing) still represent less than 55% of the United States and Canadian markets, according to the 2012 Printing Impressions PI400 and the PIA/GATF 2011 Print Market Atlas. The Company competes for commercial business not only with large and mid-sized printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and client preference for local services, printers with better access to certain regions of a given country may be preferred by clients in such regions.

In recent years, the printing industry has experienced a reduction in demand for printed materials and overcapacity due to various factors including adverse economic conditions and competition from alternative sources of communication, including email, the Internet, electronic readers, interactive television and electronic retailing. The impacts of overcapacity and intense competition have led to continued downward pricing pressures. Printing industry revenues may continue to decrease in the future. Some of the industries that the Company services have been subject to consolidation efforts, leading to a smaller number of potential clients. Furthermore, if the smaller clients of Quad/Graphics are consolidated with larger companies using other printing companies, the Company could lose its clients to competing printing companies.

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

The impact of electronic media and similar technological changes including the substitution of printed products for digital content may continue to adversely affect the results of the Company's operations.

The media landscape is experiencing rapid change due to the impact of electronic media and digital content on printed products. Improvements in the accessibility and quality of digital media through the online distribution and hosting of media content, mobile technologies, e-reader technologies, electronic retailing and the digital distribution of documents and data has resulted and may continue to result in increased consumer substitution. Continued consumer acceptance of such digital media, as an alternative to print materials, is uncertain and difficult to predict and may decrease the demand for the Company's printed products, result in reduced pricing for its printing services and additional excess capacity in the printing industry and adversely affect the results of the Company's operations.

Future declines in economic conditions may adversely affect the Company's results of operations.

In general, demand for the Company's products and services is highly related to general economic conditions in the markets our clients serve. Declines in economic conditions in the U.S. or in other countries in which the Company operates may adversely impact the Company's financial results and these impacts may be material. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity has resulted and may continue to result in declines in prices for the Company's products and services. In addition, a prolonged decline in the global economy and an uncertain economic outlook has and could further reduce the demand in the printing industry. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. The Company has experienced, and expects to experience in the future, excess capacity and lower demand due to economic factors affecting consumers' and businesses' spending behavior. Uncertainty about future economic conditions makes it difficult for the Company to predict results of operations, financial position and cash flows and to make strategic decisions regarding the allocation and deployment of capital.

A significant portion of Quad/Graphics' revenues are derived from long-term contracts with clients, which may not be renewed on similar terms and conditions, or may not be renewed at all. In addition, clients may not perform under such contracts for their duration due to financial or other reasons or due to client consolidation. The failure to renew such contracts on similar terms or at all or the failure of clients to perform under such contracts could materially adversely affect Quad/Graphics' results of operations, financial condition and cash flows.

The Company has historically derived a significant portion of its revenue from long-term contracts with significant clients. If the Company loses significant clients, is unable to renew such contracts on similar terms and conditions, or at all, or is not awarded new long-term contracts with important clients in the future, its results of operations, financial condition and cash flows may be adversely affected.

The Company is exposed to risks of loss in the event of nonperformance by its clients. Some of the Company's clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses and loss of future business if its clients become bankrupt, insolvent or otherwise are unable to pay the Company for its work performed. Any increase in the nonpayment or nonperformance by clients could adversely affect the Company's results of operations and financial condition.

Certain of the industries in which the Company's clients operate are seeing consolidation. When client consolidation occurs, it is possible that the volume of work performed by the Company for a client after the consolidation will be less than it was before the consolidation or that the client's work will be completely moved to competitors. Any such reduction or loss of work could adversely affect the Company's results of operations and financial condition.

If Quad/Graphics fails to identify, manage, complete and integrate acquisitions, investment opportunities or other significant transactions, it may adversely affect the Company's future results.

As part of Quad/Graphics growth strategy, the Company may pursue acquisitions of, investment opportunities in or other significant transactions with companies that are complementary to the Company's business. In order to pursue this strategy successfully, the Company must identify attractive acquisition or investment opportunities, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. Quad/Graphics may not be able to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if the Company identifies and completes suitable corporate transactions, the Company may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: (1) failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; (2) substantial unanticipated integration costs; (3) loss of key employees including those of the acquired business; (4) diversion of management's attention from other operations; (5) failure to retain the clients of the acquired business; (6) failure to achieve any projected synergies and performance targets; (7) additional debt and/or assumption of known or unknown liabilities; (8) potential dilutive issuances of equity securities; and (9) a write-off of goodwill, client lists, other intangibles and amortization of expenses. If the Company fails to successfully integrate an acquisition, the Company may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected. In addition, the diversion of management's attention from the Company's other operations due to these acquisitions and integration effort could adversely affect its business and have a negative financial impact.

For example, the success of the January 2013 acquisition of Vertis will depend, in part, on Quad/Graphics' ability to realize the synergies expected to be produced from integrating Vertis' businesses with Quad/Graphics' pre-acquisition business. In such integration, the Company may incur more costs than currently expected in order to realize the anticipated synergies. While management believes that certain synergies are achievable, the Company may be unable to realize all of the synergies within the time frame expected or at all.

Changes in postal rates, postal regulations and postal services may adversely impact demand for Quad/Graphics' products and services.

Postal costs are a significant component of the cost structures of many of the Company's clients, and potential clients, and postal rate changes can influence the number of pieces that these clients will be willing to mail. Any resulting decline in print volumes mailed could have an adverse effect on the Company's business. In addition, integrated distribution with the postal service is an important component of the Company's business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The United States Postal Service has reported net losses in the last five fiscal years and has estimated a net loss for its current fiscal year and, as a result, may come under increased pressure to adjust its postal rates and service levels.

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

In general, the Company has been able to pass along increases in the cost of paper to many of its clients. If the Company is unable to continue to pass along increases in the cost of paper to its clients, future increases in paper costs would adversely affect its margins and profits. If Quad/Graphics passes along increases in the cost of paper and the price of the Company's products and services increases as a result, client demand could be adversely affected and thereby negatively impact Quad/Graphics' financial performance.

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

The Company has less frequently been able to pass along increases in the cost of ink and energy to its clients. If the Company is unable to pass along increases in the cost of ink and energy, future increases in these items would adversely affect its margins and profits. If Quad/Graphics is able to pass along increases in the costs of ink and energy and the price of the Company's products and services increases as a result, client demand could be adversely affected and thereby negatively impact Quad/Graphics' financial performance.

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

Freight rates and fuel costs also represent a significant component of the Company's cost structure. In general, the Company has been able to pass along increases in the cost of freight and fuel to many of its clients. If the Company is not able to pass along a substantial portion of increases in freight rates or in the price of fuel, future increases in these items would adversely impact the Company's margin and profits. If Quad/Graphics passes along increases in the cost of freight and fuel and the price of the Company's products and services increases as a result, client demand could be adversely affected and thereby negatively impact Quad/Graphics' financial performance.

Quad/Graphics entry into additional markets increases the complexity of the Company's business, and if the Company is unable to successfully adapt its business processes as required by these new markets, the Company will be at a competitive disadvantage and its ability to grow will be adversely affected.

As the Company expands its product line to provide additional marketing and publishing channels, the overall complexity of the Company's business increases at an accelerated rate and the Company becomes subject to different market dynamics. The new markets into which Quad/Graphics is expanding, or may expand, may have different characteristics from the markets in which the Company currently competes. These different characteristics may include, among other things, demand volume requirements, demand seasonality, product generation development rates, client concentrations and performance and compatibility requirements. The Company's failure to make the necessary adaptations to its business model to address these different characteristics, complexities and new market dynamics could adversely affect the Company's operating results.

Quad/Graphics and its facilities are subject to various consumer protection and privacy laws and regulations, and will become subject to additional laws and regulations in the future, which may subject the Company to material liability, require it to incur material costs or otherwise adversely affect its results of operations.

Quad/Graphics and its clients may be subject to various United States and foreign consumer protection, information security, data privacy and "do not mail" requirements at the federal, states, provincial and local levels. Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and privacy. In addition, the interpretation and application of consumer and data protection laws in the U.S. and elsewhere are often fluid and uncertain. To the extent that the Company or its clients become subject to additional or more stringent requirements, demand for the Company's services may decrease, which could adversely affect the Company's results of operations. In addition, such laws may be interpreted and applied in a manner inconsistent with our internal policies. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

If Quad/Graphics is not able to take advantage of technological developments in the printing industry on a timely basis, the Company may experience a decline in the demand for its services, be unable to implement its business strategy and experience reduced profits.

The printing industry is experiencing rapid change as new technologies are developed that offer clients an array of choices for their marketing and publication needs. In order to grow and remain competitive, the Company will need to adapt to future changes in technology, enhance the Company's existing offerings and introduce new offerings to address the changing demands of clients. If Quad/Graphics is unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, the Company could lose clients to competitors. In general, the development of new communication channels inside and outside the printing and media solutions industry requires the Company to anticipate and respond to the varied and continually changing demands of clients. The Company may not be able to accurately predict technological trends or the success of new services in the market.

Quad/Graphics may be required to make capital expenditures to maintain its platform and processes and to remain technologically and economically competitive, which may increase its costs or disrupt its operations.

The Company may need to make significant capital expenditures as it develops and continues to maintain its platform and processes. The Company also may be required to make capital expenditures to develop and integrate new technologies to remain technologically and economically competitive. In order to accomplish this effectively, the Company will need to deploy its resources efficiently, maintain effective cost controls and bear potentially significant market and raw material risks. If the Company's revenues decline, it may impact the Company's ability to expend the capital necessary to develop and implement new technology and be economically competitive. Debt or equity financing, or cash generated from operations, may not be available or sufficient for these requirements or for other corporate purposes or, if debt or equity financing is available, it may not be on terms favorable to the Company.

Currently, there is a limited active market for Quad/Graphics' class A common stock and, as a result, shareholders may be unable to sell their class A common stock without losing a significant portion of their investment.

The Company's class A common stock has been traded on The New York Stock Exchange, LLC ("NYSE") under the symbol "QUAD" since July 6, 2010. However, there is currently a limited active market for the class A common shares. The Company cannot predict the extent to which investor interest in the Company will lead to the development of an active trading market for its class A common stock on the NYSE or how liquid that market will become. If a more active trading market does not develop, shareholders may have difficulty selling any class A common stock without negatively affecting the stock price and thereby losing a significant portion of their investment.

Changes in the legal and regulatory environment could limit the Company's business activities, increase its operating costs, reduce demand for its products or result in litigation.

The conduct of the Company's businesses is subject to various laws and regulations administered by federal, state and local government agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which the Company operates. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes may include changes in environmental laws, requirements of United States and foreign occupational health and safety laws, accounting standards and taxation requirements. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which Quad/Graphics does business and, therefore, may impact its results or increase its costs or liabilities.

In addition, the Company and its subsidiaries are party to a variety of legal and environmental remediation obligations arising in the normal course of business, as well as environmental remediation and related indemnification proceedings in connection with certain historical activities, former facilities and contractual obligations of acquired businesses. Permits are required for the operation of certain parts of the Company's business, and these permits are subject to renewal, modification and, in some circumstances, revocation. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants on current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs the Company has estimated. Quad/Graphics cannot assure you that the Company's costs in relation to these matters will not exceed its established liabilities or otherwise have an adverse effect on its results of operations.

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

The Company has a material amount of goodwill, other intangible assets and property, plant and equipment on its balance sheet, due in part to acquisitions. As of December 31, 2012, the Company had the following long-lived assets on its December 31, 2012, balance sheet:

•	Goodwill, representing the excess of the total purchase price for its acquisitions over the fair value of the net assets acquired, of $768.6 million;

•	Other intangible assets, primarily representing the fair value of customer relationships acquired, of $229.9 million; and

•	Property, plant and equipment of $1,926.4 million.

As of December 31, 2012, these assets represented approximately 71% of the Company's total assets. The Company evaluates goodwill for impairment on an annual basis or more frequently if impairment indicators are present based on the estimated fair value of each reporting unit. The Company assesses impairment of other intangible assets and property, plant and equipment based upon the expected future cash flows of the respective assets. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. A decline in expected profitability, significant negative industry or economic trends, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. As a result, the recoverability of these assets could be called into question and the Company could be required to write down or write off these assets. Such an occurrence could have a material adverse effect on the Company's results of operations and financial position and could result in the Company being in non-compliance with certain of its debt facility covenants (see "Quad/Graphics' debt facilities include various covenants imposing restrictions that may affect the Company's ability to operate its business" below).

The Company has significant liabilities with respect to defined benefit pension plans and other postretirement benefits that could grow in the future and cause the Company to incur additional costs.

As a result of the acquisition of World Color Press, the Company sponsors defined benefit pension plans for certain of its employees in the United States. The majority of the plans' assets are held in North American and global equities and fixed income or debt securities. The asset allocation as of December 31, 2012, was approximately 64% equities, 35% debt securities and 1% other.

As of December 31, 2012, the Company had underfunded pension and other postretirement benefit liabilities of approximately $291 million for defined benefit plans and other postretirement benefits plans in the United States. Under current United States pension law, pension funding deficits are generally required to be funded over a seven-year period. In 2013, under current pension law, the contributions required to such plans are expected to total approximately $43 million (not including benefit payments). These pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan investment performance, pension legislation and other factors. Declines in global, and in particular North American, equity markets would increase the Company's potential pension funding obligations. Any significant increase in the Company's required contributions could have a material adverse impact on its business, financial condition, results of operations and cash flows.

In addition to the single employer defined benefit plans described above, the Company participates in multiemployer pension plans ("MEPPs") in the United States. Prior to the acquisition of World Color Press by Quad/Graphics, World Color Press received notice that certain plans in which it participated were in critical status, as defined in Section 432 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a result, the Company could have been subject to increased contribution rates associated with these plans or other MEPP's suffering from declines in their funding levels. Due to the significantly underfunded status of the United States multiemployer plans and the potential increased contribution rates, the Company withdrew from participation in these multiemployer plans and has replaced these pension benefits with a Company-sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to the Company's employees.

As of December 31, 2012, the Company estimates and has recorded in its financial statements a pre-tax withdrawal liability for all United States multiemployer plans of approximately $87.4 million in the aggregate. Until discussions with the multiemployer plans' trustees are concluded, the exact amount of the withdrawal liability will not be known, and, as such, a difference from the recorded estimate could have an adverse effect on the Company's results of operations, financial position and cash flows. Further, if there was a mass withdrawal from any of the multiemployer plans over the next two years, the Company may be subject to additional withdrawal liabilities with respect to that plan under applicable law.

Quad/Graphics' debt facilities include various covenants imposing restrictions that may affect the Company's ability to operate its business.

On September 1, 1995, and as last amended on January 26, 2006, Quad/Graphics entered into a Senior Secured Note Agreement (the "Master Note and Security Agreement") pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.13 billion in various tranches. As of December 31, 2012, the borrowings outstanding under the Master Note and Security Agreement were $553.9 million. On July 26, 2011, and as last amended on December 19, 2012, the Company entered into a $1.5 billion debt financing agreement with certain lenders. The $1.5 billion debt financing agreement includes three different loan facilities, a Term Loan A, a Term Loan B, and a revolving credit facility. The revolving credit facility in the amount of $850.0 million and the Term Loan A in the aggregate amount of $450.0 million each had an initial term of five years that was extended an additional year as part of the December 19, 2012 amendment to mature on July 25, 2017. The Term Loan B in the amount of $200.0 million has a term of seven years and matures on July 25, 2018.

As of December 31, 2012, the Company's various lending arrangements included certain financial covenants. In addition to the financial covenants, the debt facilities also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.

As of and for the twelve-month period ended December 31, 2012, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

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

Net sales from the Company's operations outside of the United States accounted for approximately 12%, 12% and 11% of its revenues from continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively. As a result, the Company is subject to the risks inherent in conducting business outside of the United States, including the impact of economic and political instability and being subject to different legal and regulatory regimes that may preclude or make more costly certain initiatives or the implementation of certain elements of its business strategy.

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

The Company's stock is divided into three classes of common stock: class A common stock ("class A stock"), class B common stock ("class B stock") and class C common stock ("class C stock"). In August 2012, all outstanding shares of class C stock were converted into shares of class A stock. The class B stock has ten votes per share on all matters and the class A stock is entitled to one vote per share. As of March 4, 2013, the class B stock constitutes approximately 81% of Quad/Graphics' total voting power. As a result, holders of class B stock are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions. All of the class B stock is owned by certain members of the Quadracci family or trusts for their benefit, whose interests may differ from the interests of the holders of class A stock.

Approximately 88% of the outstanding class B stock is held of record by the Quad/Graphics Voting Trust, and that constitutes about 71% of the Company's total voting power. The trustees of the Quad/Graphics Voting Trust have the authority to vote the stock held by the Quad/Graphics Voting Trust. Accordingly, the trustees of the Quad/Graphics Voting Trust are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions.

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

As of December 31, 2012, the Company had deferred tax assets, net of valuation allowances, of $416.0 million on the consolidated balance sheet. The Company expects to utilize the deferred tax assets to reduce consolidated income tax liabilities over a period of time not to exceed 20 years. However, the Company may not be able to fully utilize the deferred tax assets if its future taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, the Company may be required to record a valuation allowance against the deferred tax assets if the Company believes it is unable to utilize them, which would have an adverse effect on the Company's results of operations and financial position.

Quad/Graphics may be adversely affected by interest rates and foreign exchange rates.

As of December 31, 2012, 57% of the Company's borrowings were subject to variable interest rates. As a result, the Company is exposed to market risks associated with fluctuations in interest rates, and increases in interest rates could adversely affect the Company.

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

As of December 31, 2012, Quad/Graphics had a total of approximately 21,400 employees, of which approximately 2,600 were covered by a collective bargaining agreement. As of December 31, 2012, the Company had ten collective bargaining agreements in the United States and eight agreements outside of the United States that are either industry-wide individual collective bargaining agreements or works councils or similar arrangements.

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

In connection with the ongoing insolvency proceedings of Quebecor World (USA) Inc., Quebecor World, Inc. and certain of their affiliates, currently pending in the United States Bankruptcy Court for the Southern District of New York and the Quebec Superior Court, the Company, as successor in interest to the debtors, is currently engaged in resolving the claims filed in each of the insolvency proceedings. This ongoing claims resolution process and related legal issues may adversely affect the Company's financial condition. The debtors formulated plans of reorganization that were sanctioned by the Quebec Superior Court and confirmed by the U.S. Bankruptcy Court, respectively, and became effective on July 21, 2009. The holders of such claims are entitled to recovery based upon the type and classification of such claims. Most types of claims are subject to liability limitations pursuant to the plans of reorganization. However, some claims are entitled to a priority cash recovery and the Company has estimated that approximately $9.3 million of such priority claims have yet to be paid as of December 31, 2012. These types of priority claims are not limited by the reorganization plans and may be significantly higher than $9.3 million. In addition, certain other unsecured claims were to be paid under the reorganization plans by unsecured notes. In connection with the acquisition of World Color Press, such unsecured notes were defeased and then redeemed resulting in $89.2 million deposited in 2010 with the indenture trustee. Upon the allowance of each claim, such creditors will receive cash in lieu of receiving a note. Through December 31, 2012, $28.7 million was paid to Class 3 claim creditors, therefore $60.5 million remains deposited as of December 31, 2012. The Company has estimated its liability under such claims to be $23.8 million as of December 31, 2012, but this liability could be as high as the full remaining deposit. The Company retained responsibility for the Canadian insolvency proceedings after the sale of the Canadian operations to Transcontinental on March 1, 2012.

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

Quad/Graphics' corporate office is located in owned office space in Sussex, Wisconsin. In addition, as of January 16, 2013, the day of the Vertis closing, the Company leased or owned 120 facilities in the United States, some of which have multiple buildings and warehouses, and these United States facilities encompassed approximately 26,150,000 square feet. As of January 16, 2013, the Company leased or owned 33 international facilities encompassing approximately 2,629,000 square feet in Canada, Latin America and Europe. Of the facilities, approximately 21,283,000 square feet of space is owned, while the remaining 7,496,000 square feet is leased. The following table lists, as of January 16, 2013, the Company's principal manufacturing facilities, all of which are owned except where noted:

Location	Size (Square Feet)
United States
Lomira, Wisconsin, United States	2,173,000
Sussex, Wisconsin, United States	1,970,000
Martinsburg, Virginia, United States++	1,953,000
Hartford, Wisconsin, United States	1,571,000
Versailles, Kentucky, United States	1,066,000
Saratoga Springs, New York, United States	1,025,000
Oklahoma City, Oklahoma, United States	1,010,000
West Allis, Wisconsin, United States	911,000
The Rock, Georgia, United States	788,000
Evans, Georgia, United States	652,000
Franklin, Kentucky, United States	623,000
Effingham, Illinois, United States	579,000
Merced, California, United States	508,000
Taunton, Massachusetts, United States++	504,000
Atlanta, Georgia, United States+	433,000
Atglen, Pennsylvania, United States	427,000
Fernley, Nevada, United States	410,000
Fairfield, Pennsylvania, United States	337,000
Dickson, Tennessee, United States	318,000
Pewaukee, Wisconsin, United States	303,000
Chalfont, Pennsylvania, United States*	299,000
Dubuque, Iowa, United States+	278,000
Hazleton, Pennsylvania, United States	250,000
St. Cloud, Minnesota, United States	237,000
Dallas, Texas, United States	222,000
Midland, Michigan, United States	205,000
York, Pennsylvania, United States+*	203,000
Riverside, California, United States+	196,000
Lufkin, Texas, United States*	170,000
Shakopee, Minnesota, United States*	165,000
Pittsburg, California, United States+	162,000
Westampton, New Jersey, United States+*	160,000
East Longmeadow, Massachusetts, United States+*	159,000
Loveland, Colorado, United States+	150,000
Burlington, Wisconsin, United States+	145,000
Cranbury, New Jersey, United States*	145,000
Marengo, Iowa, United States*	145,000
Pomona, California, United States*	145,000
Columbus, Ohio, United States*	141,000
Greenville, Michigan, United States*	138,000
Portland, Oregon, United States+*	125,000
Bristol, Pennsylvania, United States*	120,000
Waukee, Iowa, United States	118,000
Riverside, California, United States*	113,000
Manassas, Virginia, United States+*	108,000
Nashville, Tennessee, United States+	107,000
Charlotte, North Carolina, United States+*	106,000
Salt Lake City, Utah, United States+*	104,000

Location	Size (Square Feet)
International
Wyszkow, Poland	616,000
Buenos Aires, Argentina	270,000
Lima, Peru	207,000
Ipojuca (Recife), Brazil	173,000
Santiago, Chile	162,000
Xochimilco, Mexico	156,000
Pilar, Argentina	116,000
Bogota, Colombia+	114,000
Azcapotzalco, Mexico	106,000
______________________________

+	Leased facility

++	Includes both owned and leased facilities

*	Former Vertis location acquired by Quad/Graphics on January 16, 2013.

Item 3.	Legal Proceedings

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

Capital Stock and Dividends

Quad/Graphics' authorized capital stock consists of 80.0 million shares of class A stock; 80.0 million shares of class B stock; 20.0 million shares of class C stock; and 0.5 million shares of preferred stock. The Company's outstanding capital stock as of December 31, 2012, consisted of 33.0 million shares of class A stock; 14.2 million shares of class B stock; no shares of class C stock; and no shares of preferred stock. As of March 4, 2013, there were 1,190 record holders of the class A stock, 24 record holders of the class B stock, and no record holders of the class C stock.

The Company's class A stock is listed on the NYSE under the symbol "QUAD". The class A stock is entitled to one vote per share.

The Company's class B stock is held by certain members of the Quadracci family or trusts for their benefit (and can only be voluntarily transferred to the Company or to a member of the Quadracci "family group," as defined in the Company's amended and restated articles of incorporation; and any transfer in violation of the Company's amended and restated articles of incorporation results in the automatic conversion of such class B stock into class A stock). The class B stock is entitled to ten votes per share. Each share of class B stock may, at the option of the holder, be converted at any time into one share of class A stock. There is no public trading market for the class B stock.

The Company's class C stock was held by the Quad/Graphics Employee Stock Ownership Plan ("ESOP") (and can only be owned by, or transferred to, a Company employee benefit plan which is intended to satisfy the qualification requirements of Section 401 of the Internal Revenue Code). In August 2012, all outstanding shares of class C stock were converted into shares of class A stock.

Pursuant to the Company's amended and restated articles of incorporation, each class of common stock has equal rights with respect to cash dividends. Pursuant to the Company's $1.5 billion debt financing agreement, the Company is subject to limitations on dividends and repurchases of capital stock. If the Company's total leverage ratio (as defined in the Company's $1.5 billion debt financing agreement) is greater than 3.00 to 1.00, the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. For the twelve months ended December 31, 2012, there were no such restrictions as the Company's leverage ratio was 2.37 to 1.00 under its most restrictive covenant.

The high and low closing sales prices of the Company's class A stock during each quarter and the quarterly dividends paid per share of each class of common stock then outstanding during the years ended December 31, 2012 and 2011, are contained in the chart below:

			Class A Closing Stock Prices
	Dividends Paid(1)		2012		2011
	2012	2011	High	Low	High	Low
First Quarter	$0.25	N/A	$16.22	$11.75	$45.12	$41.75
Second Quarter	0.25	0.20	14.38	11.91	42.78	38.01
Third Quarter	0.25	0.20	19.89	14.55	39.10	18.00
Fourth Quarter	2.25	0.20	20.65	14.55	20.70	12.63
______________________________

(1)
Includes a special dividend of $2.00 per share which was declared and paid in December 2012. Does not include aggregate tax distributions declared to Quad/Graphics' S corporation shareholders of $2.7 million in 2011. There were no tax distributions declared to S corporation shareholders for the year ended December 31, 2012. See Note 15, "Income Taxes," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for a discussion of the Company's former S corporation status.

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters," of this Annual Report on Form 10-K for certain information regarding the Company's equity compensation plans.

Issuer Purchases of Equity Securities

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the year ended December 31, 2012. As of December 31, 2012, there were $91.8 million of authorized repurchases remaining under the program.

Stock Performance Information

The following graph compares cumulative shareholder return on Quad/Graphics' class A stock since July 6, 2010, (the date on which Quad/Graphics' class A stock was first publicly traded) as compared to the Standard & Poor's MidCap 400 Index and Standard & Poor's 1500 Commercial Printing Index over the same period. The graph assumes a $100.00 investment in our common stock at $48.00, which was the closing market price per share on the first day of trading. It also assumes that all dividends are reinvested. The comparison in the graph below is based upon historical stock performance and should not be considered indicative of future stockholder returns.
Indexed Returns

	Base Period
	7/6/2010	12/31/2010	12/31/2011	12/31/2012
Quad/Graphics, Inc.	$100.00	$85.96	$30.69	$51.13
S&P MidCap 400 Index	100.00	130.51	128.25	151.18
S&P 1500 Commercial Printing Index	100.00	116.67	108.04	97.66

Item 6.	Selected Financial Data

The selected consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010, and the selected consolidated balance sheets data at December 31, 2012 and 2011, are derived from the audited consolidated financial statements of the Company included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2009 and 2008, and the consolidated balance sheets data at December 31, 2010, 2009 and 2008, are derived from audited consolidated financial statements not included herein.

SELECTED FINANCIAL DATA
(In millions, except per share data)
	2012	2011	2010		2009	2008
Consolidated Statements of Operations Data:
Net sales	$4,094.0	$4,324.6	$3,185.8		$1,788.5	$2,266.7
Operating income(1)	106.5	156.9	61.6		112.4	174.3
Net earnings (loss) attributable to Quad/Graphics common shareholders:
From continuing operations(1)	56.6	(8.3)	(245.5)	(2)	52.8	109.1
From discontinued operations(4)	30.8	(38.6)	(4.6)		—	—
Net earnings (loss)(1)	$87.4	$(46.9)	$(250.1)	(2)	$52.8	$109.1
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders:
From continuing operations	$1.13	$(0.18)	$(6.55)		$1.81	$3.67
From discontinued operations	0.65	(0.82)	(0.12)		—	—
Earnings (loss) per diluted share	$1.78	$(1.00)	$(6.67)		$1.81	$3.67

Consolidated Balance Sheets Data:
Total assets	$4,098.9	$4,735.2	$4,947.0		$2,109.2	$2,326.4
Long-term debt and capital lease obligations (excluding current portion)	1,227.0	1,367.7	1,461.6		765.5	967.3

Other Financial Data:
Dividends per share of common stock(3)	$3.00	$0.60	$0.50		$0.50	$0.50
Cash distributions per share of common stock in connection with the acquisition of World Color Press	—	—	4.98		—	—
______________________________

(1)
Includes restructuring, impairment and transaction-related charges of $118.3 million, $114.0 million, $147.5 million, $11.2 million and $10.8 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)
In connection with the July 2, 2010, acquisition of World Color Press and the public registration of the Quad/Graphics class A stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code. From that point forward, these entities are subject to federal and state income taxes. The impact from the conversion to C corporation status resulted in the recognition of net short-term deferred tax assets of $23.6 million, net long-term deferred tax liabilities of $223.3 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of $0.8 million, and recognition of income tax expense for the year ended December 31, 2010 of $200.5 million.

(3)
Dividends per share of common stock in 2012 includes a special dividend of $2.00 per share, which was declared and paid in December 2012. Excludes aggregate tax distributions declared to S corporation shareholders of $2.7 million, $5.2 million, $18.0 million, and $37.0 million for the years ended December 31, 2011, 2010, 2009 and 2008, respectively. There were no tax distributions declared to S corporation shareholders for the year ended December 31, 2012. Amounts also exclude the July 2, 2010 cash distribution of $4.98 per share of class A stock, class B stock and class C stock to the pre-World Color Press acquisition shareholders of Quad/Graphics.

(4)
The results of operations of the Company's Canadian operations have been reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax, decreased $35.4 million during the year ended December 31, 2012, to a $3.2 million loss, which primarily reflects the sale of the Company's Canadian operations on March 1, 2012, and the effect of reporting two months of activity as opposed to twelve months for the year ended December 31, 2011. This $3.2 million loss was offset by a gain on disposal of discontinued operations, net of tax, of $34.0 million, resulting in a December 31, 2012, gain on discontinued operations of $30.8 million.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with the Quad/Graphics audited consolidated financial statements for each of the three years in the period ended December 31, 2012, including the notes thereto, included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in "Forward-Looking Statements" and Item 1A, "Risk Factors," earlier within this Annual Report on Form 10-K.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the year ended December 31, 2012, to the year ended December 31, 2011, and (2) the year ended December 31, 2011, to the year ended December 31, 2010. The comparability of the Company's results of operations between periods was significantly impacted by acquisitions and dispositions. The results of operations for World Color Press are included in the Company's consolidated results prospectively from the date of acquisition, July 2, 2010. In addition, the Company entered into an definitive agreement with Transcontinental in 2011 to, among other things, acquire Transcontinental's Mexican operations in exchange for the Company's Canadian operations. The results of operations for Transcontinental's Mexican operations are included in the Company's consolidated results prospectively from the date of acquisition, September 8, 2011. The results of the Company's Canadian operations have been reported as discontinued operations for all periods presented. Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

•
Liquidity and Capital Resources. This section provides an analysis of the Company's capitalization, cash flows, a statement about off-balance sheet arrangements, and a discussion and table of outstanding debt and commitments. The cash flows of the Company's Canadian operations have not been reported as discontinued operations and thus are included in all cash flow analysis. Forward-looking statements important to understanding the Company's financial condition are also included in this section. This section also provides a discussion of Free Cash Flow, a non-GAAP financial measure the Company uses to assess liquidity and capital allocation and deployment.

•
Critical Accounting Policies and Estimates. This section contains a discussion of the accounting policies that the Company's management believes are important to the Company's financial condition and results of operations, as well as allowances and reserves that require significant judgment and estimates on the part of the Company's management. In addition, all of the Company's significant accounting policies, including critical accounting policies, are summarized in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

•
New Accounting Pronouncements. This section provides a discussion of new accounting pronouncements and the anticipated impact of those accounting pronouncements to the Company's consolidated financial statements.

Overview

Business Overview

Quad/Graphics is a leading global printer and media channel integrator. The Company believes it is well-positioned to help its clients integrate new, emerging media with proven channels such as print as part of an overall multichannel marketing strategy. With consultative ideas, worldwide capabilities, leading-edge technology and single-source simplicity, the Company believes it has the resources and knowledge to help its clients maximize the revenue they derive from their marketing spend and minimize their total cost of print production and distribution. The Company's print and related products and services in North America, Latin America and Europe primarily include:

•
Print Solutions. Includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging and other commercial and specialty printed products.

•
Media Solutions. Includes marketing strategy, media planing and placement, data insights, creative services, videography, photography, workflow solutions, digital imaging, digital publishing, interactive print solutions and augmented reality triggered by image recognition, near field communication and response data analytics services.

•	Logistics Services. Includes mailing, distribution, logistics and data optimization and hygiene services.

Quad/Graphics remains focused on four primary strategic goals, which it believes will allow the Company to be successful despite ongoing economic and industry challenges. These goals are as follows:

•
Transform the Industry. The Company believes it is well-positioned to transform the industry in the following three ways: (1) Maximize the revenue clients derive from their marketing spend through media channel integration. As a printer and media channel integrator, Quad/Graphics uses a client-centric approach to help marketers and publishers connect strategy and content with multiple media channels to create measurable client value. Through its full range of integrated solutions, Quad/Graphics' clients benefit from better end user engagement, improved response and increased revenue derived from multichannel marketing campaigns. (2) Minimize clients' total cost of production and distribution by utilizing an efficient, innovative and fully-integrated U.S. national distribution network to provide enhanced value to clients through increased efficiency and postal cost-savings. (3) Create opportunity through disciplined, value-driven industry consolidation that adds complementary capabilities, allowing the Company to provide an enhanced range of products and services, and create significant efficiencies in the overall print production and distribution processes.

•
Maximize Operational and Technological Excellence. Quad/Graphics utilizes a disciplined return on capital framework to make significant investments in its print manufacturing platform, research and development, technological innovation and data management capabilities, resulting in what it believes is one of the most integrated, automated, efficient and modern platforms in the industry.

•
Empower, Engage and Develop Employees. Quad/Graphics believes that its distinct corporate culture encourages an organization-wide entrepreneurial spirit and an opportunistic mentality, where employees embrace responsibility, take ownership of projects and are encouraged to create solutions that advance the Company's strategic goals.

•
Enhance Financial Strength. Given current economic and industry challenges, Quad/Graphics believes that its strategy to enhance financial strength will contribute to its long-term success. Key components of this strategy are centered on the Company's disciplined financial approach to maximize earnings and free cash flow; use of consistent financial policies to ensure it maintains a strong balance sheet and liquidity levels; and ability to retain the financial flexibility needed to strategically allocate and deploy capital.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and includes all of the product and related service offerings described above. The United States Print and Related Services segment accounted for approximately 88% of the Company's consolidated net sales during the year ended December 31, 2012.

The International segment consists of the Company's printing operations in Europe and Latin America, including the acquired Transcontinental Mexican operations. This segment produces and delivers all of Quad/Graphics' product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 12% of the Company's consolidated net sales during the year ended December 31, 2012.

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

Net sales growth. The Company uses period over period net sales growth as a key performance metric. The Company's management assesses net sales growth based on the ability to generate increased net sales through increased sales to existing clients, sales to new clients, sales of new or expanded solutions to existing and new clients and opportunities to expand sales through strategic investments, including acquisitions.

EBITDA and EBITDA margin. The Company uses EBITDA and EBITDA margin as metrics to assess operating performance. The Company's management assesses EBITDA and EBITDA margin based on the ability to increase revenues while controlling variable expense growth.

Net cash provided by operating activities. The Company uses net cash provided by operating activities as a metric to assess liquidity. The Company's management assesses net cash provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund integration and restructuring requirements related to the acquired Vertis and Transcontinental Mexican operations, as well as to fund capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPP's withdrawal liabilities, acquisitions and other investments in future growth and shareholder dividends. Net cash provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

Free Cash Flow. The Company uses Free Cash Flow as a metric to assess liquidity and capital allocation and deployment. The Company's management assesses Free Cash Flow as a measure to quantify cash available for strategic capital allocation and deployment through investments in the business, including acquisitions, strengthening the balance sheet, including debt and pension repayment, and returning cash to the shareholders, including dividends and share repurchases. The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items, such as payments related to completing the World Color Press bankruptcy process.

Overview of Trends Affecting Quad/Graphics

Competition in the highly fragmented printing industry remains intense as the industry is consolidating and has excess manufacturing capacity, causing the printing industry to face continued downward pricing pressures. In addition, digital delivery of documents and data, including the online distribution and hosting of media content and mobile technologies, offer alternatives to traditional delivery of printed documents. Increasing consumer acceptance of digital delivery of content has resulted in marketers and publishers allocating their marketing and advertising spend across the expanding selection of digital delivery options, which further reduces demand and contributes to industry overcapacity In addition, the Company faces competition from print management firms, which look to streamline processes and reduce the overall print spend of the Company's clients, as well as from strategic marketing firms focused on helping businesses integrate multiple channels into their marketing campaigns.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management currently is balancing the use of cash between deleveraging the Company's balance sheet through reduction in debt and pension and postretirement obligations, compelling investment opportunities, and returns to shareholders including a quarterly shareholder dividend of $0.25 per share (increasing 20% to $0.30 per share in 2013), a $2.00 per share special dividend (totaling approximately $93.5 million) paid in December 2012, and a share repurchase program approved in the third quarter of 2011 (there were no purchases under this program during the year ended December 31, 2012). The Company reduced consolidated debt and capital leases by $120 million during the year ended December 31, 2012, and $445 million since the July 2, 2010 World Color Press acquisition date, despite incurring significant costs related to acquisition integration and restructuring programs.

The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 through December 31, 2012 have resulted in the announcement of 16 plant closures and have reduced headcount by approximately 6,300.

The Company has substantially completed the World Color Press integration as of December 31, 2012. The Company achieved approximately $285 million in annual synergy savings from the World Color Press integration, of which $272 million was recognized through December 31, 2012, and $13 million is expected be recognized in 2013. Total costs incurred to achieve the $285 million in synergy savings were approximately $215 million. Total synergy savings of $285 million exceeded the Company's original target of $225 million by $60 million, with costs to achieve such synergies staying within the original targeted range of $195 million to $240 million.

In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through Lean Manufacturing and Continuous Improvement initiatives in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees.

In this increasingly multichannel marketplace, the Company believes that the printing industry will need to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers. The Company invested $104 million in capital projects in 2012, and intends to invest $150 million to $175 million in new capital projects in 2013.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities, acquisitions or divestitures. Some recent examples of the Company's acquisition and divestiture activity is as follows:

•
On March 1, 2012, the Company and Transcontinental completed a business exchange transaction pursuant to which Quad/Graphics acquired Transcontinental's Mexican operations in exchange for the Company's Canadian operations. As part of the Canadian transaction, Transcontinental assumed pension and post-retirement obligations pertaining to the Canadian employees. With the acquisition of Trancontinental's Mexican operations, the Company believes it will be able to create an industry-leading print platform in an economy with a higher growth rate than that of Canada, and also achieve beneficial synergy savings through operational consolidation. The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011, and completed the sale of its Canadian operations to Transcontinental on March 1, 2012.

•
On March 28, 2012, the Company entered into a strategic partnership with India-based Manipal Technologies Limited ("ManipalTech") through the purchase of a minority equity ownership interest. ManipalTech is on of India's largest providers of printing services and supports clients' marketing, branding and communication needs through print services and technology solutions. The strategic investment expanded Quad/Graphics' geographic reach to Asia and broadened its product and service scope.

•
On January 16, 2013, the Company completed its acquisition of substantially all of the assets of Vertis, a provider of retail advertising inserts, direct marketing and in-store marketing solutions, for $267.4 million, which includes the payment of $97.4 million for current assets that are in excess of normalized working capital requirements, for a net purchase price of $170.0 million. The Company believes the acquisition of Vertis will strengthen and expand its client offering with an enhanced range of products and services within its United States commercial printing segment and increased manufacturing flexibility and distribution efficiencies from an extended geographic footprint in the United States. For additional information regarding this acquisition, see Note 26, "Subsequent Events," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

The Company is subject to seasonality in its quarterly results as net sales and operating income are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. Seasonality is driven by increased magazine advertising page counts, retail advertising inserts, catalogs and books primarily due to back-to-school and holiday related advertising and promotions.  The Company's 2012 net sales followed the typical industry seasonality, and management anticipates this same impact of seasonality in 2013.

The Company's market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. The Company's management believes continued weak macroeconomic conditions globally and in the print industry contributed to volatility in the Company's market capitalization over the last 12 months. However, the Company believes that volatility in the Company's market capitalization may not necessarily reflect the Company's actual operating performance, cash flows, financial condition and/or liquidity. The Company's market capitalization remained below the Company's carrying value of its equity for approximately one year, which is considered by the Company to be a sustained period of time. As a result, the Company conducted an interim goodwill impairment assessment during the third quarter of 2012 for the United States and Latin American reporting units which included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of July 31, 2012, the date of the interim assessment. The European reporting unit does not have goodwill associated with it. Management concluded that no impairment existed as of July 31, 2012, because the estimated fair value of each of the Company's United States and Latin American reporting units exceeded the respective carrying amounts. In addition to an interim goodwill impairment assessment, the Company performed its required annual assessment of goodwill impairment as of October 31, 2012. Management concluded, similar to the interim goodwill impairment assessment, that no impairment existed as of October 31, 2012. No additional indicators of impairment have been identified between the date of the annual assessment and December 31, 2012.

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Summary Results

The Company's operating income from continuing operations, operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the year ended December 31, 2012, changed from the year ended December 31, 2011, as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Year Ended December 31, 2011	$156.9	3.6%	$(46.9)	$(1.00)
2012 Restructuring, Impairment and Transaction-Related Charges(1)	(118.3)	(2.9)%	(71.0)	(1.50)
2011 Restructuring, Impairment and Transaction-Related Charges(2)	114.0	2.6%	68.4	1.45
Decrease in Interest Expense(3)	N/A	N/A	14.4	0.31
Loss on Debt Extinguishment in 2011(4)	N/A	N/A	20.4	0.43
Decrease in Income Tax Expense(5)	N/A	N/A	57.5	1.22
Decrease in Loss from Discontinued Operations, net of tax(6)	N/A	N/A	35.4	0.75
Gain on Disposal of Discontinued Operations in 2012, net of tax(7)	N/A	N/A	34.0	0.72
Decrease in Operating Income(8)	(46.1)	(0.7)%	(24.8)	(0.60)
For the Year Ended December 31, 2012	$106.5	2.6%	$87.4	$1.78
______________________________

(1)	Restructuring, impairment and transaction-related charges of $118.3 million incurred during the year ended December 31, 2012 included:

a.	$27.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$23.0 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations;

c.	$4.1 million of transaction-related charges consisting of professional service fees related to business acquisition and divestiture activities;

d.	$44.6 million of acquisition-related integration costs; and

e.
$19.4 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain as a result of the amendment to postretirement medical benefit plans and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with the restructuring program that began in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure as part of the integration of the July 2, 2010 World Color Press acquisition, the September 8, 2011 Transcontinental Mexico acquisition, the January 16, 2013 Vertis acquisition and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $114.0 million incurred during the year ended December 31, 2011 included:

a.	$29.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$13.8 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations;

c.	$2.9 million of transaction-related charges incurred primarily in connection with the Transcontinental transaction;

d.	$45.7 million of acquisition-related integration costs, net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations; and

e.	$22.1 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense decreased $24.0 million ($14.4 million net of tax) during the year ended December 31, 2012, to $84.0 million. This change was due to a reduction in debt in 2012 and lower interest rates as a result of the $1.5 billion debt financing agreement entered into on July 26, 2011.

(4)
A non-recurring $34.0 million loss on debt extinguishment ($20.4 million net of tax) was recognized as part of the $1.5 billion debt financing agreement entered into on July 26, 2011. The $34.0 million loss represents certain debt issuance costs that were expensed.

(5)
Income tax expense decreased $57.5 million due primarily to the reversal of $43.5 million of income tax provisions related to a $30 million settlement of a IRS audit of pre-acquisition tax years for World Color Press and $13.5 million in reserves that are no longer required due to lapses of applicable statutes of limitations. See Note 15, "Income Taxes," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information.

(6)
Loss on discontinued operations, net of tax, decreased $35.4 million during the year ended December 31, 2012, to a $3.2 million loss primarily due to 10 fewer months of results from Canadian operations in 2012, as the Canadian discontinued operations were sold on March 1, 2012.

(7)
Gain on disposal of discontinued operations, net of tax, was $34.0 million during the year ended December 31, 2012, due to the completion of the sale of the Company's Canadian operations to Transcontinental on March 1, 2012.

(8)
Operating income decreased $46.1 million primarily due to the margin impact of a $230.6 million, or 5.3%, decline in net sales, partially offset by $76 million in incremental synergy savings from the integration of World Color Press' operations, $59.9 million in reduced selling, general and administrative costs and $6.0 million in reduced depreciation and amortization expense. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2012		2011
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$3,638.6	88.9%	$3,825.6	88.5%	$(187.0)	(4.9)%
Services	455.4	11.1%	499.0	11.5%	(43.6)	(8.7)%
Total Net Sales	4,094.0	100.0%	4,324.6	100.0%	(230.6)	(5.3)%
Cost of Sales:
Products	2,848.3	69.6%	2,921.7	67.6%	(73.4)	(2.5)%
Services	335.2	8.2%	380.4	8.8%	(45.2)	(11.9)%
Total Cost of Sales	3,183.5	77.8%	3,302.1	76.4%	(118.6)	(3.6)%
Selling, General & Administrative Expenses	347.1	8.4%	407.0	9.4%	(59.9)	(14.7)%
Restructuring, Impairment and Transaction-Related Charges	118.3	2.9%	114.0	2.6%	4.3	3.8%
Depreciation and Amortization	338.6	8.3%	344.6	8.0%	(6.0)	(1.7)%
Total Operating Expenses	3,987.5	97.4%	4,167.7	96.4%	(180.2)	(4.3)%
Operating Income From Continuing Operations	$106.5	2.6%	$156.9	3.6%	$(50.4)	(32.1)%

Net Sales

Product sales decreased $187.0 million, or 4.9%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to a 4% reduction in sales from the combination of lower print volumes and lower pricing as a result of continued pricing pressure from excess manufacturing capacity in the printing industry and a 1% reduction in sales from lower paper and byproduct sales.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $43.6 million, or 8.7%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to lower sales on logistics and distribution services and media solutions due primarily due to lower related print volumes.

Cost of Sales

Cost of product sales decreased $73.4 million for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to decreased print volumes and synergy savings related to labor, purchasing and other manufacturing expenses as a result of the Company's World Color Press integration restructuring programs.

Cost of product sales as a percentage of net sales increased from 67.6% for the year ended December 31, 2011, to 69.6% for the year ended December 31, 2012, primarily due to lower print pricing as a result of continued pricing pressure from excess manufacturing capacity in the printing industry and lower pricing on byproduct recoveries. The increase in cost of product sales as a percentage of net sales was partially offset by synergy cost savings related to the World Color Press integration.

Cost of service sales decreased $45.2 million for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to lower sales on logistics and distribution services and media solutions.

Cost of service sales as a percentage of net sales decreased from 8.8% for the year ended December 31, 2011, to 8.2% for the year ended December 31, 2012, primarily due to lower labor costs related to cost reduction activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $59.9 million for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to $11 million in synergy savings from the World Color Press integration, $11 million in lower employee related costs associated with non-integration cost reduction activities, $10 million in lower bad debt expense (mostly related to a change in payment terms for an existing customer), a $8 million decrease in legal and environmental reserves (primarily related to the sale of vacant facilities), $4 million in lower information technology related expenses and $3 million in lower professional fee expense and other net miscellaneous spending reductions. Selling, general and administrative expenses as a percentage of net sales decreased from 9.4% to 8.4% between years due to the items discussed in the preceding sentence.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $4.3 million for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to a $9.2 million increase in impairment charges and a $1.2 million increase in transaction-related charges, partially offset by a $2.7 million decrease in other restructuring charges, a $2.3 million decrease in employee termination charges and $1.1 million decrease in acquisition-related integration costs.

Restructuring, impairment and transaction-related charges of $118.3 million incurred in the year ended December 31, 2012, included: (1) $27.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $23.0 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, (3) $4.1 million of transaction-related charges incurred consisting of professional service fees related to business acquisition and divestiture activities, (4) $44.6 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies, and (5) $19.4 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain resulting from an amendment to the postretirement medical benefit plan and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

Restructuring, impairment and transaction-related charges of $114.0 million incurred in the year ended December 31, 2011, included: (1) $29.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $13.8 million of impairment charges related to machinery and equipment, (3) $2.9 million of transaction-related charges incurred primarily in connection with the Transcontinental transaction, (4) $45.7 million of acquisition-related integration costs, net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations and (5) $22.1 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Depreciation and Amortization

Depreciation and amortization decreased $6.0 million, or 1.7%, for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to decreased capital expenditures for property, plant and equipment, and the impact of the Company's restructuring activities.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the year ended December 31, 2012, compared to the year ended December 31, 2011, were as follows:

	Year Ended December 31,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$478.5	11.7%	$431.7	10.0%

EBITDA increased $46.8 million for the year ended December 31, 2012, primarily due to: (1) $76.0 million in incremental synergy savings from integrating World Color Press' operations, (2) $59.9 million of decreased selling, general and administrative expenses, (3) a $34.0 million gain on the disposal of the Canadian discontinued operations recorded on March 1, 2012, (4) a $34.0 million loss on debt extinguishment recorded in 2011 related to the $1.5 billion debt financing agreement that did not recur in 2012 and (5) a $35.4 million reduction in loss from discontinued operations due to the sale of the Canadian operations to Transcontinental on March 1, 2012. These impacts were partially offset by margin impact of a $230.6 million, or 5.3%, decline in net sales and $4.3 million of increased restructuring, impairment and transaction-related charges. The results of these impacts also increased EBITDA margin to 11.7% for the year ended December 31, 2012, compared to 10.0% for the year ended December 31, 2011.

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

	Year Ended December 31,
	2012	2011
	(dollars in millions)
Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders(1)	$87.4	$(46.9)
Interest Expense	84.0	108.0
Income Tax Expense (Benefit)	(31.5)	26.0
Depreciation and Amortization	338.6	344.6
EBITDA	$478.5	$431.7
______________________________

(1)	Net earnings (loss) attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $118.3 million and $114.0 million for the years ended December 31, 2012 and 2011, respectively;

b.	Loss on debt extinguishment of $34.0 million for the year ended December 31, 2011;

c.
Loss from discontinued operations, net of tax, was $3.2 million and $38.6 million for the years ended December 31, 2012 and 2011, respectively. EBITDA from discontinued operations was $(3.2) million and $(25.6) million for the years ended December 31, 2012 and 2011, respectively, and include restructuring, impairment and transaction-related charges of $1.7 million and $45.1 million for the years ended December 31, 2012 and 2011, respectively; and

d.	Gain on disposal of discontinued operations, net of tax of $34.0 million for the year ended December 31, 2012.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Year Ended December 31,
	2012	2011
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$3,151.3	$3,338.1	$(186.8)	(5.6)%
Services	446.6	488.0	(41.4)	(8.5)%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	216.5	271.6	(55.1)	(20.3)%
Operating Margin	6.0%	7.1%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	48.5	55.3	(6.8)	(12.3)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $186.8 million, or 5.6%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to 4% reduction in sales from the combination of lower print volumes and lower pricing as a result of continued pricing pressure from excess manufacturing capacity in the printing industry and a 1% net reduction in sales from lower paper and byproduct sales.

Service sales for the United States Print and Related Services segment decreased $41.4 million, or 8.5%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to lower sales on logistics and distribution services and media solutions due primarily due to lower related print volumes.

Operating Income

Operating income for the United States Print and Related Services segment decreased $55.1 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the margin impact of the $228.2 million decrease in net sales, partially offset by $76 million in synergy savings from the World Color Press integration, $50.2 million in lower Selling, General and Administrative expenses and $6.8 million decrease in Restructuring, Impairment and Transaction-Related Charges.

Operating margin for the United States Print and Related Services segment decreased from 7.1% for the year ended December 31, 2011, to 6.0% for the year ended December 31, 2012, primarily due to the reasons discussed in the preceding paragraph.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2012, were $48.5 million, consisting of: (1) $20.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $11.9 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations and (3) $16.4 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain resulting from an amendment to the postretirement medical benefit plan and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2011, were $55.3 million, consisting of: (1) $23.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $12.7 million of impairment charges for machinery and equipment, (3) $0.8 million of acquisition-related integration costs and (4) $18.8 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities within the International segment:

	Year Ended December 31,
	2012	2011
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$487.3	$487.5	$(0.2)	—%
Services	8.8	11.0	(2.2)	(20.0)%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(24.8)	(19.4)	(5.4)	(27.8)%
Operating Margin	(5.0)%	(3.9)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	26.3	7.3	19.0	260.3%
Equity in Earnings of Unconsolidated Entities	2.3	3.1	(0.8)	(25.8)%

Net Sales

Product sales for the International segment decreased $0.2 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to a $22 million increase in net sales in Mexico as a result of the acquisition of the Transcontinental Mexico operations, partially offset by a $22 million, or 5%, negative impact from foreign exchange.

Operating Loss

Operating loss for the International segment increased $5.4 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to a $19.0 million increase in restructuring, impairment and integration expenses primarily related to the Transcontinental Mexico acquisition, partially offset by margin improvement in Poland as a result of the restructuring actions.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2012, were $26.3 million, consisting of: (1) $7.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $11.1 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, (3) $5.6 million of integration costs primarily related to the integration of the acquired companies and (4) $2.6 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2011, were $7.3 million, consisting of: (1) $3.1 million of employee termination costs related to various workforce reduction initiatives, (2) $1.1 million of impairment charges for machinery and equipment and (3) $3.1 million of other restructuring charges.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence but not control are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural Editora e Grafica ("Plural"), a commercial printer based in São Paulo, Brazil, as well as a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings of unconsolidated entities in the International segment decreased $0.8 million for the year ended December 31, 2012, primarily due to lower earnings at Plural due to a decline in volumes related to economic slowdown in Brazil.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2012	2011
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$85.2	$95.3
Restructuring, Impairment and Transaction-Related Charges	43.5	51.4

Corporate operating expenses decreased $10.1 million for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to a $7.9 million decrease in restructuring, impairment and transaction-related charges, and cost reduction activities which resulted lower in lower labor and professional service costs.

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2012, were $43.5 million, consisting of: (1) $4.1 million of transaction-related charges consisting of professional service fees related to business acquisition and divestiture activities, (2) $39.0 million of acquisition-related integration costs and (3) $0.4 million of various other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2011, were $51.4 million, consisting of: (1) $3.4 million of employee termination costs related to workforce reduction initiatives, (2) $2.9 million of transaction-related charges incurred primarily in connection with the Transcontinental transaction, (3) $44.9 million of acquisition-related integration costs, net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations and (4) $0.2 million of various other restructuring charges.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary Results

The Company's operating income from continuing operations, operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the year ended December 31, 2011, changed from the year ended December 31, 2010, as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Year Ended December 31, 2010	$61.6	1.9%	$(250.1)	$(6.67)
2011 Restructuring, Impairment and Transaction-Related Charges(1)	(114.0)	(2.6)%	(68.3)	(1.45)
2010 Restructuring, Impairment and Transaction- Related Charges(2)	147.5	4.6%	90.0	2.40
Increase in Interest Expense(3)	N/A	N/A	(8.0)	(0.17)
Decrease in Income Tax Expense(4)	N/A	N/A	200.5	5.35
Loss on Debt Extinguishment(5)	N/A	N/A	(20.3)	(0.43)
Increase in Loss from Discontinued Operations, net of tax(6)	N/A	N/A	(34.0)	(0.72)
Increase in Operating Income(7)	61.8	(0.3)%	43.3	0.69
For the Year Ended December 31, 2011	$156.9	3.6%	$(46.9)	$(1.00)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $114.0 million incurred during the year ended December 31, 2011, included:

a.	$29.5 million of employee termination charges for plant closures and other workforce reductions initiatives;

b.	$13.8 million of impairment charges related to the closure of the Stillwater, Oklahoma plant as well as for machinery and equipment at other facilities;

c.	$2.9 million of transaction-related charges incurred primarily in connection with the Transcontinental transaction;

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

(2)	Restructuring, impairment and transaction-related charges of $147.5 million incurred during the year ended December 31, 2010, included:

a.	$26.7 million of employee termination charges related to plant closures and other various workforce reduction initiatives;

b.	$32.9 million of impairment charges on assets primarily related to the Pila, Poland, Fredericksburg, Virginia and Reno, Nevada plant closures;

c.	$41.0 million of transaction-related charges incurred primarily in connection with the acquisition of World Color Press (and to a much lesser extent the 2010 acquisition of HGI Company, LLC ("HGI"));

d.	$27.8 million of World Color Press acquisition integration costs; and

e.	$19.1 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense increased $15.1 million ($8.0 million net of tax) during the year ended December 31, 2011, to $108.0 million. This change was due to the increased average debt levels following the World Color Press acquisition on July 2, 2010, partially offset by lower interest rates as a result of the $1.5 billion debt financing agreement entered into on July 26, 2011.

(4)
Income tax expense decreased due to the Company's change to C corporation status in July 2010, pursuant to which the Company recognized income tax expense of $200.5 million. In connection with the July 2, 2010, acquisition of World Color Press and the public registration of the Quad/Graphics class A stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code. From that point forward, these entities will be subject to federal and state income taxes.

(5)
The Company recognized a $34.0 million loss on debt extinguishment in July 2011 ($20.3 million net of tax), as part of the $1.5 billion debt financing agreement. The $34.0 million loss represents certain debt issuance costs associated with the new and refinanced debt that were expensed.

(6)
Loss on discontinued operations, net of tax, increased $34.0 million during the year ended December 31, 2011, to a $38.6 million loss primarily due to a $30.1 million increase in restructuring, impairment and transaction-related charges recognized during 2011. The 2011 restructuring, impairment and transaction-related expenses included a $17.9 million charge to recognize a pension curtailment loss and a $13.9 million goodwill impairment charge in the third quarter of 2011 for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican net assets acquired from Transcontinental.

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

Net Sales

Product sales increased $1,011.9 million, or 36.0%, for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to $1,061 million in additional net sales related to the World Color Press acquisition, and higher paper and byproduct sales. Partially offsetting these increases were $49 million in net decreases primarily related to: (1) lower pricing due to continued pricing pressure from excess manufacturing capacity in the printing industry and (2) lower volumes.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $126.9 million, or 34.1%, for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to $118 million in additional net sales related to the World Color Press acquisition and $9 million in higher sales on imaging and logistics and distribution services.

Cost of Sales

Cost of product sales increased $790.6 million for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to the World Color Press acquisition and increased material and freight costs. These cost increases were partially offset by acquisition synergy savings related to purchasing efficiencies realized, as well as labor cost reductions as a result of plant closures.

Cost of product sales as a percentage of product sales increased from 66.9% for the year ended December 31, 2010, to 67.6% for the year ended December 31, 2011, primarily due to increased paper sales, which are generally billed to customers at pass-through rates, and thus represent minimal margin, and increased labor costs. Partially offsetting these increases was higher pricing on byproduct recoveries and synergy cost savings related to the World Color Press acquisition integration.

Cost of service sales increased $105.2 million for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to the World Color Press acquisition and higher freight and fuel costs on logistics services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $104.0 million for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to the World Color Press acquisition, including the compliance and support costs associated with the Company's status as a publicly reporting entity starting on May 27, 2010. In addition, a $9.6 million increase in provisions for doubtful accounts was recorded related to increased accounts receivable write-offs, and a $7.1 million insurance gain recognized in 2010 that did not recur in 2011. These increases were partially offset by synergy savings from the integration of World Color Press. Selling, general and administrative expenses as a percentage of net sales decreased from 9.5% to 9.4% between years due to synergy savings from the integration of World Color Press.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $33.5 million for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to a $38.1 million decrease in transaction-related charges related to the acquisition of World Color Press, and a $19.1 million decrease in impairment charges related to plant closures, partially offset by a $17.9 million increase in World Color Press integration costs, a $3.0 million increase in other restructuring charges and a $2.8 million increase in employee termination charges.

Restructuring, impairment and transaction-related charges of $114.0 million incurred in the year ended December 31, 2011, included: (1) $29.5 million of employee termination charges for plant closures and other workforce reduction initiatives, (2) $13.8 million of impairment charges related to the closure of the Stillwater, Oklahoma plant as well as for machinery and equipment at other facilities, (3) $2.9 million of transaction-related charges incurred primarily in connection with the Transcontinental transaction, (4) $45.7 million of World Color Press integration costs (net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations), and (5) $22.1 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $147.5 million incurred in the year ended December 31, 2010, included: (1) $26.7 million of employee termination charges for plant closures and other workforce reduction initiatives, (2) $32.9 million of impairment charges on assets related to the Pila, Poland, Fredericksburg, Virginia and Reno, Nevada plant closures, (3) $41.0 million of transaction-related charges incurred primarily in connection with the acquisition of World Color Press, (4) $27.8 million of World Color Press integration costs and (5) $19.1 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Depreciation and Amortization

Depreciation and amortization increased $77.2 million for the year ended December 31, 2011, compared with the year ended December 31, 2010, due to the World Color Press acquisition and increased capital expenditures related primarily to the integration of World Color Press.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the year ended December 31, 2011, compared to the year ended December 31, 2010, were as follows:

	Year Ended December 31,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$431.7	10.0%	$333.4	10.5%

EBITDA increased $98.3 million for the year ended December 31, 2011, primarily due to the World Color Press acquisition and the related synergy savings from integrating World Color Press' operations. These increases were partially offset by continued pricing pressure. EBITDA margin decreased for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to lower relative operating margins at the acquired World Color Press business as compared to the pre-acquisition Quad/Graphics business.

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
______________________________

(1)	Net loss attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $114.0 million and $147.5 million for the years ended December 31, 2011 and 2010, respectively;

b.	Loss on debt extinguishment of $34.0 million for the year ended December 31, 2011; and

c.
Loss from discontinued operations, net of tax, was $38.6 million and $4.6 million for the years ended December 31, 2011 and 2010, respectively. EBITDA from discontinued operations was $(25.6) million and $2.4 million for the years ended December 31, 2011, and 2010, respectively, and includes restructuring, impairment and transaction-related charges of $45.1 million and $15.0 million for the years ended December 31, 2011 and 2010, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Year Ended December 31,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$3,338.1	$2,470.5	$867.6	35.1%
Services	488.0	361.0	127.0	35.2%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	271.6	205.1	66.5	32.4%
Operating Margin	7.1%	7.2%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	55.3	55.8	(0.5)	(0.9)%

Net Sales

Product sales for the United States Print and Related Services segment increased $867.6 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to $927 million in net sales related to the World Color Press acquisition and increased paper and byproduct sales. Partially offsetting these increases were $59 million in net decreases primarily related to: (1) continued pricing pressure from excess manufacturing capacity in the printing industry, and (2) lower volumes.

Service sales for the United States Print and Related Services segment increased $127.0 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to $118 million in net sales related to the World Color Press acquisition, and $9 million in higher sales on imaging and logistics and distribution services.

Operating Income

Operating income for the United States Print and Related Services segment increased $66.5 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to the World Color Press acquisition and synergy savings from the integration of World Color Press (from restructuring activities described below). This increase was partially offset by increased material and freight costs, and increased selling, general and administrative costs related to the larger post-World Color Press acquisition company, compliance and support costs associated with the Company's public company status (the Company became a publicly reporting company on May 27, 2010). In addition, $9.6 million increase in provisions for doubtful accounts was recorded related to an increase in accounts receivable write-offs, and a $7.1 million insurance gain recognized in 2010 that did not recur in 2011.

Operating margin for the United States Print and Related Services segment decreased from 7.2% for the year ended December 31, 2010, to 7.1% for the year ended December 31, 2011, primarily due to the reasons discussed in the preceding paragraph.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2011, were $55.3 million, consisting of: (1) $23.0 million of employee termination charges for plant closures and other workforce reduction initiatives, (2) $12.7 million of impairment charges related to the closure of the Stillwater, Oklahoma plant as well as for machinery and equipment at other facilities,

(3) $0.8 million of World Color Press integration-related charges and (4) $18.8 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2010, were $55.8 million, consisting of: (1) $20.8 million of employee termination charges for plant closures and various workforce reduction initiatives, (2) $8.5 million of impairment charges primarily related to the closures of the Reno, Nevada and Fredericksburg, Virginia plants, (3) $10.5 million of World Color Press integration-related charges and (4) $16.0 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities within the International segment:

	Year Ended December 31,
	2011	2010
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$487.5	$343.2	$144.3	42.0%
Services	11.0	11.1	(0.1)	(0.9)%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(19.4)	(53.2)	33.8	63.5%
Operating Margin	(3.9)%	(15.0)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	7.3	33.3	(26.0)	(78.1)%
Equity in Earnings of Unconsolidated Entities	3.1	8.6	(5.5)	(64.0)%

Net Sales

Product sales for the International segment increased $144.3 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to $134 million in net sales related to the World Color Press acquisition and $14 million in net sales related to the Transcontinental Mexican acquisition.

Operating Loss

Operating loss for the International segment decreased $33.8 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to a $26.0 million decrease in restructuring, impairment and integration expenses and cost reductions in Poland as a result of the 2010 restructuring actions.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2011, were $7.3 million, consisting of: (1) $3.1 million of employee termination charges related to various workforce reduction initiatives, (2) $1.1 million of impairment charges for machinery and equipment and (3) $3.1 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2010, were $33.3 million, consisting of: (1) $3.3 million of employee termination charges related to the Pila, Poland plant closure, (2) $24.4 million of impairment charges related to the closure of the Pila, Poland plant, (3) $3.9 million of integration costs and (4) $1.7 million of other restructuring charges.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has both the ability to exert significant influence but not control and has an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil, as well as a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings of unconsolidated entities in the International segment decreased $5.5 million for the year ended December 31, 2011, primarily due to lower earnings at Plural largely attributed to start up activities associated with recently added press capacity to meet growing demand.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2011	2010
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$95.3	$90.3
Restructuring, Impairment and Transaction-Related Charges	51.4	58.4

Corporate operating expenses increased $5.0 million for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to the World Color Press acquisition, partially offset by a $7.0 million decrease in restructuring, impairment and transaction-related charges. Additional corporate expenses were incurred in 2011 due to the compliance and support costs associated with the Company's new status as a publicly traded entity, which includes increased levels of administrative staff (information technology, finance, legal, human resources, treasury, internal audit and other administrative labor).

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2011, were $51.4 million, consisting of: (1) $3.4 million of employee termination charges for workforce reduction initiatives, (2) $2.9 million of transaction-related charges incurred primarily in connection with the Transcontinental transaction, (3) $44.9 million of World Color Press integration costs (net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations) and (4) $0.2 million of various other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2010, were $58.4 million, consisting of: (1) $2.6 million of employee termination charges for workforce reduction initiatives, (2) $41.0 million of transaction-related charges related primarily to the acquisition of World Color Press, (3) $13.4 million of World Color Press integration costs and (4) $1.4 million of various other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and unused available capacity under its revolving credit facilities, net of issued letters of credit, of $754.7 million as of December 31, 2012, provide sufficient resources to fund the $267.4 million purchase price for the acquisition of Vertis, ongoing operating requirements and the integration and restructuring requirements related to the acquired Vertis and Transcontinental Mexican operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders and shareholder dividends. Borrowings under the $850.0 million revolving credit facility were $50.0 million as of December 31, 2012, and peak borrowings were $104.9 million during the year ended December 31, 2012. The Company's borrowing capacity increased, and its ongoing cost of borrowings reduced with the execution of a $1.5 billion debt financing agreement on July 26, 2011 (see "Description of Significant Outstanding Debt Obligations as of December 31, 2012" below).

Net Cash Provided by Operating Activities

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash provided by operating activities was $354.2 million for the year ended December 31, 2012, compared to $371.1 million for the year ended December 31, 2011, resulting in a $16.9 million decrease in cash provided by operating activities. The decrease was primarily due to a decrease in cash flows from the discontinued Canadian operations, which were sold on March 1, 2012, partially offset by lower working capital of $11 million.

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

Net Cash Used in Investing Activities

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash used in investing activities was $70.1 million for the year ended December 31, 2012, compared to $184.3 million for the year ended December 31, 2011, resulting in a $114.2 million decrease in cash used in investing activities. The decrease was primarily due to the $50.0 million deposit related to the Transcontinental Mexico acquisition (as further discussed in Note 3 to the consolidated financial statements). As the deposit was made in 2011 and was refunded back to the Company in 2012, the impact to cash used in investing activities was a $100.8 million improvement. In addition, there was a $64.8 million decrease in capital expenditures related primarily to the integration of World Color Press operations. These decreased uses of cash were partially offset by the $18.1 million ManipalTech cost method investment entered into on March 28, 2012 and the $25.9 million deposit made in 2012 related to the Vertis agreement to be held in escrow and applied to the purchase price upon closure of the deal.

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

Net Cash Used in Financing Activities

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash used in financing activities was $285.6 million for the year ended December 31, 2012, compared to $173.5 million for the year ended December 31, 2011, resulting in a $112.1 million increase in cash used in financing activities.  The increase was primarily due to $123.6 million increase in dividend payments due primarily to a $93.5 million, or $2.00 per share special dividend paid in December 2012. In addition, debt payments in 2012 increased by $11.5 million versus 2011, as part of the Company's effort to reduce debt in 2012 (reduced total debt by $120 million in 2012). These increases in net cash used in financing activities were partially offset by reduced debt issuance costs of

$9.4 million associated with the Company's $1.5 billion debt financing agreement completed on July 26, 2011 and $8.2 million in reduced purchases of class A stock under the Company's $100 million share repurchase program.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash used in financing activities was $173.5 million for the year ended December 31, 2011, compared to $30.1 million for the year ended December 31, 2010, resulting in a $143.4 million increase. The increase in net cash used in financing activities was due primarily to $109.5 million in net debt repayments in 2011, as compared to $178.6 million in net cash borrowings in 2010, resulting in a $288.1 million increase in net cash used in financing activities between years. Also, net cash used in financing activities increased due to a $13.8 million reduction in the liability for unsecured notes to be issued in connection with the World Color Press bankruptcy. These increases in net cash used in financing activities were partially offset by reduced shareholder cash distributions of $131.0 million and $34.3 million in lower debt issuance cost payments. Shareholder cash distributions decreased in 2011 due to a $140.0 million cash distribution made in 2010 to the Company's pre-acquisition common shareholders as part of the World Color press acquisition.

Free Cash Flow

Free Cash Flow is defined as cash flows provided by operating activities less purchases of property, plant and equipment.

The Company's management assesses Free Cash Flow as a measure to quantify cash available for (1) strategic capital allocation and deployment through investments in the business, including acquisitions, (2) strengthening the balance sheet, including debt and pension repayment, and (3) returning value to the shareholders, including dividends and share repurchases. The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items, such as payments related to completing the World Color Press bankruptcy process. Free Cash Flow is a non-GAAP measure. Free Cash Flow should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of Free Cash Flow may be different from similar calculations used by other companies and, therefore, comparability may be limited.

Free Cash Flow for the year ended December 31, 2012, compared to the year ended December 31, 2011, was as follows:

	Year Ended December 31,
	2012	2011
	(dollars in millions)
Net Cash Provided by Operating Activities(1)	$354.2	$371.1
Less: Purchases of Property, Plant and Equipment	(103.5)	(168.3)
Free Cash Flow	$250.7	$202.8
______________________________

(1)	Net cash provided by operating activities includes:

a.
Net restructuring payments of $113.4 million and $125.2 million for the years ended December 31, 2012 and 2011, respectively. Net restructuring payments include total restructuring payments, less restructuring cash receipts of $14.7 million and $15.6 million related to collections of disputed pre-acquisition World Color Press notes receivable for the years ended December 31, 2012 and 2011, respectively.

b.	Bankruptcy payments of $10.4 million and $12.4 million for the years ended December 31, 2012 and 2011, respectively.

Free Cash Flow increased $47.9 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to a $64.8 million decrease in capital expenditures, partially offset by a $16.9 million decrease in cash flows provided by operating activities. See the Net Cash Provided by Operating Activities section above for further explanations of the decrease in operating cash flows.

Description of Significant Outstanding Debt Obligations as of December 31, 2012

As of December 31, 2012, the Company utilized a combination of debt instruments to fund cash requirements, including:

•	$1.5 Billion Debt Financing Agreement discussed further below which includes:

◦	$850.0 million revolving credit facility ($50.0 million outstanding as of December 31, 2012);

◦	$450.0 million Term Loan A ($444.4 million outstanding as of December 31, 2012); and

◦	$200.0 million Term Loan B ($196.7 million outstanding as of December 31, 2012);

•	Master Note and Security Agreement ($553.9 million outstanding as of December 31, 2012); and

•
Facilities Agreement – a $91.3 million foreign currency denominated facilities agreement including both term loan and revolving credit facility components (total of $70.1 million outstanding as of December 31, 2012).

$1.5 Billion Debt Financing Agreement

On July 26, 2011, and as last amended on December 19, 2012, the Company entered into a $1.5 billion debt financing agreement with certain lenders to reduce the Company's borrowing costs with lower interest rates and to create more flexibility with a higher revolving credit capacity and improvement in financial terms. The $1.5 billion debt financing agreement includes three different loan facilities, a Term Loan A, a Term Loan B, and a revolving credit facility.

The revolving credit facility in the amount of $850.0 million and the Term Loan A in the aggregate amount of $450.0 million each had an initial term of five years that was extended an additional year as part of the December 19, 2012 amendment to mature on July 25, 2017. The Term Loan B in the amount of $200.0 million has a term of seven years maturing on July 25, 2018, subject to certain required amortization. At any time when the Company's total leverage is 3.00 to 1.00 or greater, the Company is obligated to prepay the two term loan facilities from the net proceeds of asset sales, casualty losses, and certain indebtedness for borrowed money, or from a portion of its excess cash flow, subject to certain exceptions.

Borrowings under the revolving facility and Term Loan A loans made under the $1.5 billion debt financing agreement bear interest at London Interbank Offered Rate ("LIBOR") plus 2.25%, or 1.25% in excess of an alternate base rate, and Term Loan B loans bear interest at 3.00% in excess of LIBOR, with a LIBOR floor of 1.00%, or 2.00% in excess of an alternative base rate at the Company's option.

The proceeds from the Term Loan A, Term Loan B and revolving credit facility were used to repay all outstanding balances and terminate the Company's previous $1.23 billion debt financing agreement (which included the $700.0 million term loan and the $530.0 million revolving credit facility), as well as to pay the $11.5 million of debt issuance costs incurred for the refinancing.

The $1.5 billion debt financing agreement is secured by substantially all of the unencumbered assets of the Company. The $1.5 billion debt financing agreement also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

Master Note and Security Agreement (sometimes referred to as senior notes)

On September 1, 1995, and as last amended on January 26, 2006, the Company entered into the Master Note and Security Agreement pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.13 billion in various tranches. These senior notes have a weighted-average interest rate of 7.49% at December 31, 2012, which is fixed to maturity, and interest is payable semiannually. Principal payments commenced September 1997 and extend through April 2036. The notes are collateralized by certain United States land, buildings and press and finishing equipment under the terms of the Master Note and Security Agreement. At December 31, 2012, the borrowings outstanding were $553.9 million.

Facilities Agreement

On December 16, 2008, Quad/Winkowski Sp. z o.o. ("Quad/Winkowski") entered into a secured facilities agreement (the "Facilities Agreement"). The Facilities Agreement includes a Euro denominated term loan of $75.1 million that expires on December 16, 2015 (which was used to refinance Quad/Winkowski's then existing indebtedness) and a multicurrency revolving credit facility for $16.2 million that was renewed in 2012 and will expire on December 13, 2013, (which is used for Quad/Winkowski's working capital and general business needs). At December 31, 2012, the borrowings outstanding on the Euro denominated term loan were $63.3 million. At December 31, 2012, the borrowings outstanding on the multicurrency revolving credit facility were $6.8 million, leaving $9.4 million available for future borrowings. The terms of the Facilities Agreement include a guarantee by Quad/Graphics and a security agreement that includes collateralizing substantially all of the Quad/Winkowski assets. The facilities bear interest at the aggregate of the Euro Interbank Offered Rate ("EURIBOR") or the Warsaw Interbank Offered Rate ("WIBOR") and margin. The weighted-average interest rate of the Euro denominated term loan was 2.61% at December 31, 2012. The weighted-average interest rate of the multicurrency revolving credit facility was 4.37% at December 31, 2012.

Covenants and Compliance

As of December 31, 2012, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2012 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt financing agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2012, the Company's leverage ratio was 2.37 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended December 31, 2012, the Company's interest coverage ratio was 7.27 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended December 31, 2012, the Company's fixed charge coverage ratio was 4.35 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of December 31, 2012, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.16 billion).

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

As of and for the twelve-month period ended December 31, 2012, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Pension and Postretirement Benefit Obligations

The pension, postretirement and MEPPs benefit obligations were $377.9 million and $407.0 million at December 31, 2012 and 2011, respectively. The Company is focused on reducing its benefit obligation by making cash contributions to these plans, and, in 2012, made cash contributions to the pension and postretirement plans of $51.1 million and required monthly payments to the MEPPs of $11.2 million. The Company also announced the elimination of life insurance coverage for all current and future retirees in all locations and elimination of postretirement medical benefit coverage for all future retirees who will retire after December 31, 2012, which resulted in a reduction in postretirement benefit obligations of $22.6 million. Partially offsetting these items was a $51.1 million increase in unfunded liabilities due to the December 31, 2012 valuation (as a result of a decrease in the liability discount rate, net of actual 2012 asset returns).

Share Repurchase Program

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the year ended December 31, 2012. As of December 31, 2012, there were $91.8 million of authorized repurchases remaining under the program.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Except as set forth below in the Contractual Obligations and Other Commitments table and in Note 17, "Lease Obligations," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K (including operating leases and future interest on debt and capital leases to be incurred), the Company has no off-balance sheet arrangements, financings or special purpose entities that the Company expects to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of sales or expenses.

Contractual Obligations and Other Commitments

The Company's contractual cash obligations on continuing operations at December 31, 2012, were as follows (in millions):

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Debt Obligations (1)	$1,677.1	$175.7	$176.1	$207.7	$155.3	$403.1	$559.2
Pension and Postretirement Benefits (2)	211.0	45.4	48.3	46.6	38.8	31.9	—
Operating Lease Obligations	168.3	31.6	31.5	24.5	21.5	17.7	41.5
Capital Lease Obligations	27.8	11.5	10.3	2.5	2.0	1.5	—
Purchase Obligations (3)	13.8	13.8	—	—	—	—	—
Acquisitions of Businesses (4)	241.5	241.5	—	—	—	—	—
Total (5)(6)	$2,339.5	$519.5	$266.2	$281.3	$217.6	$454.2	$600.7
______________________________

(1)
Debt obligations include $352.1 million for anticipated future interest payments. With respect to the variable interest rate portions of the debt, the interest amounts were calculated by applying the December 31, 2012, weighted-average interest rate to determine the value of future interest payments. For the Master Note and Security Agreement, the weighted-average interest rate of the notes was applied to the average principal balance outstanding for each time period. Amounts included in "Thereafter" include principal payments and estimated interest expense through 2036.

(2)
For the pension and postretirement benefits, contributions and benefit payments to be funded from Company assets included in the table have been actuarially estimated over a five year period. While benefit payments under these benefit plans are expected to continue beyond 2017, the Company believes that an estimate beyond this period is unreasonable. The contractual obligations table above does not include a $87.4 million estimated withdrawal liability for the U.S. World Color Press MEPPs due to the uncertainty with the amount and timing of any potential withdrawal liability payment. See the "Pension and Postretirement Benefit Obligations" section above for further discussion of the withdrawal from the MEPPs.

(3)	Purchase obligations consist primarily of $12.2 million in firm commitments to purchase press and finishing equipment and other operational purchase requirements.

(4)
Acquisition of businesses represents the purchase price to be paid upon closure of the acquisition of Vertis. On October 10, 2012, the Company and Vertis announced the execution of an Asset Purchase Agreement pursuant to which the Company acquired substantially all of the assets comprising Vertis' businesses. In accordance with the Asset Purchase Agreement, the Company made a $25.9 million deposit to be held in escrow and applied to the purchase price upon closure of the deal. The acquisition was completed on January 16, 2013, subsequent to year end, and the remaining purchase price of $241.5 million was paid to Vertis.

(5)
The contractual obligations table above does not include reserves for uncertain tax positions recorded in accordance with the accounting guidance on uncertainties in income taxes. The Company has taken tax positions for which the ultimate amount and the year(s) any necessary payments will be made that pertain to those tax positions is uncertain. The reserve for uncertain tax positions prior to interest and penalties is $46.5 million as of December 31, 2012. The Company has also recorded accruals for interest and penalties related to uncertain tax positions of $5.1 million and $0.9 million, respectively, as of December 31, 2012.

(6)
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

Revenue Recognition

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

Services account for greater than 10% of the Company's consolidated net sales; therefore, net sales and related costs of sales of products and services have been included as separate line items in the consolidated statements of operations in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as a principal or net of related costs as an agent. Billings for third-party shipping and handling costs, primarily in the Company's logistics operations, and out-of-pocket expenses are recorded gross in net sales and cost of sales in the consolidated statements of operations in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. Many of the Company's operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper. Revenues for Company-supplied paper are recognized on a gross basis.

Impairment of Goodwill

The allocation of the purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable assets and liabilities assumed, including valuations performed by third-party appraisers when appropriate, in determining the estimated fair value for purchase price allocation purposes. Goodwill is measured as the excess of the purchase price over the fair value assigned to the identifiable assets acquired and liabilities assumed. Changes in management's estimates or judgments, including changes based on actual results differing from the estimates and judgments used in the purchase price allocation process, could result in an impairment charge, and such a charge could have a material adverse effect on the Company's results of operations.

Accounting guidance requires that goodwill impairment is to be tested at the reporting unit level on at least an annual basis. Within its three reportable segments, the Company has identified three reporting units: (1) United States, (2) Latin America and (3) Europe. As of December 31, 2012, the amount of goodwill included in continuing operations totaled $768.6 million, of which $738.2 million was allocated to the United States reporting unit and $30.4 million was allocated to the Latin America reporting unit. The European reporting unit has no goodwill allocated to it.

The Company performs its annual goodwill impairment test as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A multi-step method is used for determining goodwill impairment, which includes the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company did not apply this optional qualitative assessment in its annual goodwill impairment test. In the first step, the Company compares the estimated fair value of each reporting unit with goodwill allocated to it to its carrying amount, including the goodwill. Fair value is determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derives the fair value of the reporting units based on market multiples of comparable publicly-traded companies. This fair value determination is categorized as Level 3 in the fair value hierarchy. If the carrying amount of such reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment charge. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of the goodwill, which is then compared to the corresponding carrying value of the goodwill to compute the goodwill impairment charge. The Company's methodologies for valuing goodwill are applied consistently on a year-over-year basis. The assumptions used in performing the 2012 impairment calculations were evaluated in light of market and business conditions. The Company continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units.

As discussed above, goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. One of these indicators is a change in business climate, which may be evidenced by, among other things, a decline in a company's market capitalization below book value for a sustained period of time. During certain periods in 2012 and 2011, the Company's market capitalization was below its book value. Accordingly, the Company monitors changes in the share price between annual impairment tests to ensure that the estimated fair value of the reporting units continues to exceed the carrying value of the net assets of the reporting units. A decline in market capitalization that corresponds to an overall deterioration in stock market conditions is considered to be less of an indicator of goodwill impairment than a unilateral decline in the Company market capitalization, which would reflect adverse changes in the Company's underlying operating performance, cash flows, financial condition and/or liquidity. In the event that the Company's market capitalization declines below its book value, the reason for the decline is considered when assessing whether a potential goodwill impairment exists. The Company believes that fluctuations in share price may not necessarily reflect underlying values.

As of July 31, 2012, the Company's market capitalization remained below the Company's carrying value of its equity for approximately one year, which is considered by the Company to be a sustained period of time. As a result, the Company conducted an interim goodwill impairment assessment of the United States and Latin American reporting units which included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of July 31, 2012, the date of the interim assessment. The European reporting unit does not have any goodwill associated with it.

In performing the interim impairment assessment as of July 31, 2012, fair value was determined using an equal weighting of both the income and market approaches. Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, and working capital levels, a weighted-average cost of capital of 9.9% for the United States reporting unit and 13.8% for the Latin America reporting unit and terminal value multiples. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples. Management concluded that no impairment existed as of July 31, 2012, because the estimated fair value of each of the Company's United States and Latin American reporting units exceeded its carrying amount.

In performing the Company's annual impairment assessment as of October 31, 2012, fair value was determined using an equal weighting of both the income and market approaches. Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, and working capital levels, a weighted average cost of capital of 9.6% for the United States reporting unit and 13.3% for the Latin America reporting unit and terminal value multiples. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples. Management concluded that no impairment existed as of October 31, 2012, because the estimated fair value of each of the Company's United States and Latin American reporting units exceeded its carrying amount. No additional indications of impairment have been identified between October 31, 2012, and December 31, 2012.

In addition, the Company performed a sensitivity analysis as of both July 31, 2012, and October 31, 2012, on the material assumptions used in the discounted cash flow valuation models for the two reporting units to which goodwill has been allocated. Further, in performing both the interim and annual goodwill impairment assessments, the percentage by which estimated fair value exceeded carrying value was more than 10% in both the United States and Latin America reporting units. Based on the goodwill impairment assessments performed, no goodwill impairment charge pertaining to goodwill from continuing operations has been required to be recorded during the years ended December 31, 2012 or 2011. However, the Company recorded a $13.9 million goodwill impairment charge during the third quarter of 2011 for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican assets acquired from Transcontinental. The goodwill impairment loss is included in the loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2011.

Impairment of Property, Plant and Equipment and Finite-lived Intangible Assets

The Company performs impairment evaluations of its long-lived assets, of which the most significant are property, plant and equipment and the customer relationship intangible assets recorded with the World Color Press acquisition, whenever business conditions, events or circumstances indicate that those assets may be impaired, including whether the estimated useful life of such long-lived assets may warrant revision or whether the remaining balance of an asset may not be recoverable. Assessing the impairment of long-lived assets requires the Company to make important estimates and assumptions, including, but not limited to, the expected future cash flows that the assets will generate, how the assets will be used based on the strategic direction, their remaining useful life and their residual value, if any. Considerable judgment is also applied in incorporating the potential impact of the current economic climate on customer demand and selling prices, the cost of production and the limited activity on secondary markets for the assets and on the cost of capital. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair value and a charge is recorded to current operations. The Company uses internal undiscounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. Based on the assessments completed during the years ended December 31, 2012, 2011 and 2010 the Company recognized total fixed asset impairment charges of $23.0 million, $13.8 million and $32.9 million, respectively, primarily related to the Company's closure and exit from 16 manufacturing facilities. There were no impairment charges recorded during 2012, 2011 or 2010 for the customer relationship intangibles.

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

Pension and Postretirement Benefit Plans

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

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs for each pension plan based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date. The weighted-average discount rate for the pension plans at December 31, 2012, was 3.9%, and for the postretirement benefit plans was 2.8%.

The Company employs a total return on investment approach for its pension plans whereby a diversified mix of equities and fixed income investments are used to maximize the long-term pension plan assets. The intent of this strategy is to outperform the growth in plan liabilities over the long run, such that plan contributions can be decreased, balanced with maintaining a lower degree of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. The target asset allocation is 65% equity, 35% fixed income. The actual asset allocation as of December 31, 2012, was approximately 64% equity, 35% debt securities and 1% other. The expected return on plan assets assumption at December 31, 2012 and 2011 was 6.5% for the Company's funded U.S. pension plans. Certain pension plans and all postretirement benefit plans are unfunded (those plans do not hold plan assets).

The health care cost trend rates used in valuing the Company's postretirement medical benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2012, the current weighted average health care cost trend rate assumption for the U.S. postretirement plans was 7.8% for both pre-age and post-age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 5.0%. A one percentage point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $0.2 million and increase the postretirement benefit service and interest cost components, net by $0.1 million. A one percentage point decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $0.2 million and decrease the postretirement benefit service and interest cost components, net by $0.1 million.

In addition, as a result of the acquisition of World Color Press, the Company participates in MEPPs. The Company records the required cash contributions to the MEPPs as expenses in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In 2010, due to the significantly underfunded status of the MEPPs, the Company withdrew from all significant MEPPs and replace these benefits with a Company sponsored "pay as you go" defined contribution plan. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the purchase price allocation process based on information received from the MEPP's trustees. The estimated withdrawal liability will be updated as new withdrawal liability projections are provided from each plan's trustees until the final withdrawal liability is determined. The exact amount of its withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and timing of any triggering events and the funded status of the plans at that time.

Accounting for Income Taxes

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

The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company recognizes a tax position in its consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty-percent likely of being recognized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

The determination of the Company's worldwide tax provision and related tax assets and liabilities requires the use of significant judgment, estimates, and the interpretation of complex tax laws. In the ordinary course of business, there are transactions and calculations where the final tax outcome is uncertain. While the Company believes it has the appropriate support for the positions taken, certain positions may be successfully challenged by taxing authorities. The Company applies the provisions of the authoritative guidance on accounting for uncertain tax positions to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions. The consolidated financial statements as of December 31, 2012 and 2011 reflect these tax positions. The determination of the Company's worldwide tax provision includes the impact of any changes to the amount of tax benefits recognized with respect to uncertain tax positions. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company's historical financial statements.

During the year ended December 31, 2012, the Company recorded an adjustment to correct deferred tax liabilities related to property, plant and equipment associated with the 2010 acquisition of World Color Press. The Company believes that this correction was not material to its consolidated financial statements for the year ended December 31, 2012, or prior period consolidated financial statements. The impact was to decrease long-term deferred income tax liabilities and goodwill by $42.5 million and $19.2 million, respectively, and to increase other long-term liabilities by $23.3 million. There was no impact to the consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of cash flows.
New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on fair value measurements. This new guidance amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between GAAP and International Financial Reporting Standards. This new guidance requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance impacted the Company's disclosures and had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of December 31, 2012, the Company had fixed rate debt and capital leases outstanding of $579.6 million at a current weighted average interest rate of 7.4% and variable rate debt outstanding of $771.1 million at a current weighted average interest rate of 3.1%. The variable rate debt outstanding at December 31, 2012, is primarily comprised of the $1.5 billion variable rate debt financing agreement entered into in July 2011, including $444.4 million outstanding on the $450.0 million term loan A, $196.7 million outstanding on the $200.0 million term loan B and $50.0 million outstanding on the $850.0 million revolving credit facility, as well as $70.1 million of international variable rate debt. The term loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage. At December 31, 2012, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 3.0% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at December 31, 2012, by approximately $17.4 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $70.8 million as of December 31, 2012, and during the year ended December 31, 2012, the Company recorded provisions for doubtful accounts of $3.2 million.

The Company had a large, diverse customer base prior to the acquisition of World Color Press; however, the credit risk from customer concentration further decreased after the acquisition with the addition of new customers, geographies and products the Company now produces. The Company does not have a high degree of concentration with any single customer account. During the year ended December 31, 2012, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2012. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present this information fairly when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

UNAUDITED INTERIM FINANCIAL INFORMATION
(In millions, except per share data)
	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Net sales(1)	$989.6	$934.2	$1,039.7	$1,130.5	$4,094.0
Operating income (loss) from continuing operations(1)	1.9	(9.6)	59.1	55.1	106.5

Net earnings (loss) from continuing operations(1)	15.4	(20.8)	39.7	22.0	56.3
Loss from discontinued operations, net of tax(2)	(3.2)	—	—	—	(3.2)
Gain (loss) on disposal of discontinued operations, net of tax(2)	35.3	—	—	(1.3)	34.0
Net earnings (loss)	47.5	(20.8)	39.7	20.7	87.1
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	47.4	(20.8)	39.8	21.0	87.4
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders
Continuing operations	0.33	(0.44)	0.84	0.42	1.13
Discontinued operations	0.68	—	—	(0.03)	0.65
Loss per diluted share attributable to Quad/Graphics common shareholders	1.01	(0.44)	0.84	0.39	1.78

Closing stock price high	16.22	14.38	19.89	20.65	20.65
Closing stock price low	11.75	11.91	14.55	14.55	11.75
Closing stock price at quarter-end	13.90	14.38	16.96	20.39	20.39

2011
Net sales(1)	$1,022.4	$977.2	$1,109.4	$1,215.6	$4,324.6
Operating income from continuing operations(1)	24.8	10.9	56.1	65.1	156.9

Net earnings (loss) from continuing operations(1)	3.0	(14.4)	(5.5)	8.9	(8.0)
Earnings (loss) from discontinued operations, net of tax(2)	(10.3)	4.2	(16.8)	(15.7)	(38.6)
Net loss	(7.3)	(10.2)	(22.3)	(6.8)	(46.6)
Net loss attributable to Quad/Graphics common shareholders(1)	(7.3)	(10.3)	(22.4)	(6.9)	(46.9)
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders
Continuing operations	0.06	(0.31)	(0.12)	0.19	(0.18)
Discontinued operations	(0.21)	0.09	(0.36)	(0.34)	(0.82)
Loss per diluted share attributable to Quad/Graphics common shareholders	(0.15)	(0.22)	(0.48)	(0.15)	(1.00)

Closing stock price high	45.12	42.78	39.10	20.70	45.12
Closing stock price low	41.75	38.01	18.00	12.63	12.63
Closing stock price at quarter-end	42.54	38.86	18.07	14.34	14.34
______________________________

(1)	Reflects results of acquired businesses from the relevant acquisition dates.

(2)
The results of operations of the Company's Canadian operations are included in the loss from discontinued operations (see Note 4, "Discontinued Operations," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K). The Company's Canadian operations were originally acquired by the Company as part of the World Color Press acquisition on July 2, 2010. On March 1, 2012, the Company completed the sale of its Canadian operations to Transcontinental resulting in a gain on disposal of discontinued operations (see Note 3 for a description of the business exchange transaction).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quad/Graphics, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), redeemable equity, common stock and other equity and non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quad/Graphics, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quad/Graphics, Inc. and subsidiaries:

We have audited the internal control over financial reporting of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 8, 2013

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales
Products	$3,638.6	$3,825.6	$2,813.7
Services	455.4	499.0	372.1
Total net sales	4,094.0	4,324.6	3,185.8
Cost of sales
Products	2,848.3	2,921.7	2,131.1
Services	335.2	380.4	275.2
Total cost of sales	3,183.5	3,302.1	2,406.3
Operating expenses
Selling, general and administrative expenses	347.1	407.0	303.0
Depreciation and amortization	338.6	344.6	267.4
Restructuring, impairment and transaction-related charges	118.3	114.0	147.5
Total operating expenses	3,987.5	4,167.7	3,124.2
Operating income from continuing operations	$106.5	$156.9	$61.6
Interest expense	84.0	108.0	92.9
Loss on debt extinguishment	—	34.0	—
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entities	22.5	14.9	(31.3)
Income tax expense (benefit)	(31.5)	26.0	223.2
Earnings (loss) from continuing operations before equity in earnings of unconsolidated entities	54.0	(11.1)	(254.5)
Equity in earnings of unconsolidated entities	2.3	3.1	9.1
Net earnings (loss) from continuing operations	$56.3	$(8.0)	$(245.4)
Loss from discontinued operations, net of tax	(3.2)	(38.6)	(4.6)
Gain on disposal of discontinued operations, net of tax	34.0	—	—
Net earnings (loss)	$87.1	$(46.6)	$(250.0)
Net (earnings) loss attributable to noncontrolling interests	0.3	(0.3)	(0.1)
Net earnings (loss) attributable to Quad/Graphics common shareholders	$87.4	$(46.9)	$(250.1)

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$1.14	$(0.18)	$(6.55)
Discontinued operations	0.66	(0.82)	(0.12)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$1.80	$(1.00)	$(6.67)
Diluted:
Continuing operations	$1.13	$(0.18)	$(6.55)
Discontinued operations	0.65	(0.82)	(0.12)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$1.78	$(1.00)	$(6.67)
Weighted average number of common shares outstanding:
Basic	46.8	47.1	37.5
Diluted	47.2	47.1	37.5
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2012	2011	2010
Net earnings (loss)	$87.1	$(46.6)	$(250.0)
Other comprehensive income (loss)
Currency translation adjustments	6.5	(26.2)	(2.8)
Translation of long-term loans to foreign subsidiaries	(1.6)	0.1	7.0
Pension and other postretirement benefit plans:
Prior service credit arising during period	—	—	19.7
Net gain (loss) arising during period	(28.7)	(110.5)	62.5
Amortization of prior service credit included in net earnings (loss)	(3.4)	(3.5)	—
Amortization of net actuarial loss included in net earnings (loss)	(0.1)	0.4	—
Plan curtailments/settlements included in net earnings (loss)	(12.7)	11.8	—
Pension and other postretirement benefit plans, net	(44.9)	(101.8)	82.2

Other comprehensive income (loss), before tax	(40.0)	(127.9)	86.4

Income tax benefit (expense) related to items of other comprehensive income (loss)	17.3	37.5	(30.0)

Other comprehensive income (loss), net of tax	(22.7)	(90.4)	56.4

Total comprehensive income (loss)	64.4	(137.0)	(193.6)

Less: comprehensive (income) loss attributable to noncontrolling interests	0.4	—	(0.4)

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$64.8	$(137.0)	$(194.0)
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$16.9	$25.6
Receivables, less allowances for doubtful accounts of $70.8 at December 31, 2012 and $73.7 at December 31, 2011	585.1	656.1
Inventories	242.9	249.5
Prepaid expenses and other current assets	74.6	142.3
Deferred income taxes	55.7	86.7
Short-term restricted cash	14.8	8.5
Current assets of discontinued operations (Note 4)	—	72.6
Total current assets	990.0	1,241.3

Property, plant and equipment—net	1,926.4	2,123.3
Goodwill	768.6	787.1
Other intangible assets—net	229.9	295.6
Long-term restricted cash	45.7	67.4
Equity method investments in unconsolidated entities	72.0	69.4
Other long-term assets	66.3	46.2
Long-term assets of discontinued operations (Note 4)	—	104.9
Total assets	$4,098.9	$4,735.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$285.8	$301.9
Amounts owing in satisfaction of bankruptcy claims	9.3	19.5
Accrued liabilities	334.0	393.9
Purchase price payable on business exchange transaction (Note 3)	—	62.4
Short-term debt and current portion of long-term debt	113.3	82.1
Current portion of capital lease obligations	10.4	20.7
Current liabilities of discontinued operations (Note 4)	—	48.4
Total current liabilities	752.8	928.9

Long-term debt	1,211.7	1,342.8
Unsecured notes to be issued	23.8	38.7
Capital lease obligations	15.3	24.9
Deferred income taxes	363.9	471.9
Other long-term liabilities	495.7	521.5
Long-term liabilities of discontinued operations (Note 4)	—	99.6
Total liabilities	2,863.2	3,428.3

Commitments and contingencies (Note 13)

Redeemable equity (Note 23)	—	3.5
Quad/Graphics common stock and other equity (Note 23)
Preferred stock, $0.01 par value; Authorized: 0.5 million shares; Issued: None	—	—
Common stock, Class A, $0.025 par value; Authorized: 80.0 million shares; Issued: 40.0 million shares at December 31, 2012 and 2011	1.0	1.0
Common stock, Class B, $0.025 par value; Authorized: 80.0 million shares; Issued: 15.0 million shares at December 31, 2012 and 2011	0.4	0.4
Common stock, Class C, $0.025 par value; Authorized: 20.0 million shares; Issued: 0.5 million shares at December 31, 2012 and 2011	—	—
Additional paid-in capital	985.6	984.2
Treasury stock, at cost, 8.3 million shares at December 31, 2012 and 8.6 million shares at December 31, 2011	(279.3)	(295.4)
Retained earnings	588.1	650.2
Accumulated other comprehensive loss	(60.4)	(37.7)
Quad/Graphics common stock and other equity	1,235.4	1,302.7
Noncontrolling interests	0.3	0.7
Total common stock and other equity and noncontrolling interests	1,235.7	1,303.4
Total liabilities and shareholders' equity	$4,098.9	$4,735.2
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net earnings (loss)	$87.1	$(46.6)	$(250.0)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	338.6	353.0	274.5
Impairment and other non-cash integration charges	23.0	27.7	44.4
Amortization of debt issuance costs and original issue discount	4.5	8.6	5.9
Loss on debt extinguishment	—	34.0	—
Stock-based compensation charges	13.4	14.9	5.1
Curtailment/settlement gain on pension/postretirement benefit plans	(12.7)	—	—
Gain on disposal of discontinued operations, net of tax	(34.0)	—	—
Gain on casualty insurance claim	—	—	(7.1)
(Gain) loss on sales or disposal of property, plant and equipment	(0.6)	(0.7)	0.5
Deferred income taxes	(13.6)	36.5	192.6
Equity in earnings of unconsolidated entities	(2.3)	(3.1)	(9.1)
Dividends from unconsolidated entities	0.5	7.5	4.7
Changes in operating assets and liabilities—net of acquisitions:
Receivables	103.4	82.9	(116.6)
Inventories	8.6	(2.5)	(16.6)
Prepaid expenses and other current assets	33.9	(33.6)	17.8
Accounts payable and accrued liabilities	(105.4)	(96.9)	(11.5)
Other	(90.2)	(10.6)	18.2
Net cash provided by operating activities	354.2	371.1	152.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(103.5)	(168.3)	(112.6)
Investment in ManipalTech (Note 3)	(18.1)	—	—
Net proceeds from casualty insurance	—	—	3.3
Proceeds from the sale of property, plant and equipment	23.5	16.0	19.7
Transfers from (to) restricted cash	15.4	24.6	(38.5)
Deposit paid related to Vertis acquisition (Note 3)	(25.9)	—	—
Deposit refunded (paid) related to business exchange transaction (Note 3)	50.0	(50.8)	—
Purchase price payments on business exchange transaction (Note 3)	(4.9)	—	—
Acquisition of businesses—net of cash acquired	(6.6)	(5.8)	10.0
Net cash used in investing activities	(70.1)	(184.3)	(118.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	649.0	689.2
Payments of long-term debt	(74.6)	(759.7)	(514.9)
Payments of capital lease obligations	(21.0)	(15.6)	(26.3)
Borrowings on revolving credit facilities	270.3	896.4	837.0
Payments on revolving credit facilities	(295.7)	(879.6)	(806.4)
Payment of debt issuance costs	(2.1)	(11.5)	(45.8)
Bankruptcy claim payments on unsecured notes to be issued	(14.9)	(13.8)	—
Proceeds from issuance of common stock	0.1	1.6	1.1
Purchase of treasury stock	—	(8.2)	—
Tax benefit on exercise of stock options	—	0.9	—
Tax benefit on dividends paid on outstanding stock options	4.1	—	—
Payment of cash distributions	—	—	(140.0)
Payment of cash dividends	(151.8)	(28.2)	(14.0)
Payment of tax distributions	—	(4.8)	(10.0)
Net cash used in financing activities	(285.6)	(173.5)	(30.1)
Effect of exchange rates on cash and cash equivalents	(7.2)	(8.2)	7.0
Net increase (decrease) in cash and cash equivalents	(8.7)	5.1	11.6
Cash and cash equivalents at beginning of year	25.6	20.5	8.9
Cash and cash equivalents at end of year	$16.9	$25.6	$20.5
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY, COMMON STOCK
AND OTHER EQUITY AND NONCONTROLLING INTERESTS
(in millions)

			Quad/Graphics Common Stock and Other Equity
									Accumulated Other Comprehensive Income (Loss)	Quad/Graphics Common Stock and Other Equity
	Redeemable Equity		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings			Noncontrolling Interests
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2010	3.6	$141.5	33.2	$0.8	$77.8	(8.7)	$(304.5)	$1,011.2	$(3.7)	$781.6	$0.3
Net earnings (loss)	—	—	—	—	—	—	—	(250.1)	—	(250.1)	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4.2	4.2	0.3
Cash distribution from World Color Press acquisition	—	(3.7)	—	—	—	—	—	(136.3)	—	(136.3)	—
Cash dividends declared	—	(1.8)	—	—	—	—	—	(12.2)	—	(12.2)	—
Tax distributions dividends declared	—	—	—	—	—	—	—	(5.2)	—	(5.2)	—
Elimination of redemption features	(3.3)	(129.9)	3.3	—	14.4	—	—	115.5	—	129.9	—
Stock-based compensation charges	—	2.5	—	—	2.6	—	—	—	—	2.6	—
Sale of stock for options exercised	—	0.2	—	—	(3.2)	0.1	3.0	(0.2)	—	(0.4)	—
Increase (decrease) in redemption value of redeemable equity	—	1.8	—	—	—	—	—	(1.8)	—	(1.8)	—
Tax benefit from stock options	—	—	—	—	0.8	—	—	—	—	0.8	—
Issuance of stock for acquisition of businesses	—	—	18.7	0.6	909.6	0.2	5.8	—	—	916.0	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	52.2	52.2	—
Balance at December 31, 2010	0.3	$10.6	55.2	$1.4	$1,002.0	(8.4)	$(295.7)	$720.9	$52.7	$1,481.3	$0.7
Net earnings (loss)	—	—	—	—	—	—	—	(46.9)	—	(46.9)	0.3
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(26.1)	(26.1)	(0.3)
Cash dividends declared	—	(0.3)	—	—	—	—	—	(27.9)	—	(27.9)	—
Tax distributions dividends declared	—	—	—	—	—	—	—	(2.7)	—	(2.7)	—
Stock option termination	—	—	—	—	(25.1)	—	—	—	—	(25.1)	—
Stock-based compensation charges	—	—	—	—	14.9	—	—	—	—	14.9	—
Sale of stock for options exercised	—	—	—	—	(3.9)	0.1	3.9	—	—	—	—
Issuance of restricted stock and deferred stock units	—	—	—	—	(4.6)	0.1	4.6	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(0.4)	(8.2)	—	—	(8.2)	—
Decrease in redemption value of redeemable equity	—	(6.8)	—	—	—	—	—	6.8	—	6.8	—
Tax benefit from stock options	—	—	—	—	0.9	—	—	—	—	0.9	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	(64.3)	(64.3)	—
Balance at December 31, 2011	0.3	$3.5	55.2	$1.4	$984.2	(8.6)	$(295.4)	$650.2	$(37.7)	$1,302.7	$0.7
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY, COMMON STOCK
AND OTHER EQUITY AND NONCONTROLLING INTERESTS (continued)
(in millions)

			Quad/Graphics Common Stock and Other Equity
									Accumulated Other Comprehensive Income (Loss)	Quad/Graphics Common Stock and Other Equity
	Redeemable Equity		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings			Noncontrolling Interests
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2011	0.3	$3.5	55.2	$1.4	$984.2	(8.6)	$(295.4)	$650.2	$(37.7)	$1,302.7	$0.7
Net earnings (loss)	—	—	—	—	—	—	—	87.4	—	87.4	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4.9	4.9	(0.1)
Cash dividends declared	—	(0.2)	—	—	—	—	—	(152.8)	—	(152.8)	—
Redeemable equity exchange	(0.3)	(4.3)	0.3	—	(4.1)	—	4.1	4.3	—	4.3
Stock-based compensation charges	—	—	—	—	13.4	—	—	—	—	13.4	—
Sale of stock for options exercised	—	—	—	—	(0.1)	—	0.1	—	—	—	—
Issuance of restricted stock and deferred stock units	—	—	—	—	(11.9)	0.3	11.9	—	—	—	—
Increase in redemption value of redeemable equity	—	1.0	—	—	—	—	—	(1.0)	—	(1.0)	—
Tax benefit from dividends paid on stock options	—	—	—	—	4.1	—	—	—	—	4.1	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	(27.6)	(27.6)	—
Balance at December 31, 2012	—	$—	55.5	$1.4	$985.6	(8.3)	$(279.3)	$588.1	$(60.4)	$1,235.4	$0.3
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") operates primarily in the commercial print portion of the printing industry as a printer of catalogs, consumer magazines, retail inserts, books, directories, special interest publications and direct marketing materials. The Company also provides imaging and logistics services for its customers. The Company's products and services are sold primarily throughout the United States, Europe and Latin America to catalogers, publishers and retailers. Additionally, the Company manufactures printing-related auxiliary equipment that is sold to original equipment manufacturers and printing companies throughout the world.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of operations and accounts of businesses acquired are included in the consolidated financial statements from the dates of acquisition (see Note 3). Investments in entities where the Company has both the ability to exert significant influence but not control and an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting. Investments in entities where the Company does not exert significant influence or control and has an ownership interest of less than 20% are accounted for using the cost method of accounting. Intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations—The results of operations of the Company's Canadian operations have been reported as discontinued operations for all periods presented. As the sale of the Canadian operations was completed on March 1, 2012, the corresponding Canadian assets and liabilities are no longer included in the consolidated balance sheet at December 31, 2012. At December 31, 2011, the Canadian assets and liabilities were presented in accordance with the authoritative literature on assets held for sale. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Canadian discontinued operations. See Note 4 for information about the Company's sale of the Canadian operations.

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

Use of Estimates—The preparation of consolidated financial statements requires the use of management's estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to: allowances for doubtful accounts, inventory obsolescence, asset valuations and useful lives, goodwill, pension and postretirement benefits, self-insurance reserves, stock-based compensation, taxes, restructuring and other provisions and contingencies.

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

The Company also manufactures printing-related auxiliary equipment to ensure industry leading technology for its own printing operations, as well as to sell to other businesses. Revenue is generally recognized for the equipment sales at time of shipment. Revenue from services related to the installation of equipment at customer sites are recognized upon completion of the installation. Payments can be received from customers during the manufacture of equipment and prior to shipment or in the case of the installation services prior to completion of the installation. In all cases when payments are received in advance of meeting the applicable revenue recognition criteria, deferred revenue is recorded until the criteria for revenue recognition are subsequently met.

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

Research and development—Research and development costs related to the development of new products or the adaptation of existing products are expensed as incurred, included in cost of sales and totaled $13.2 million, $16.9 million and $17.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Receivables—Receivables are stated net of allowances for doubtful accounts. No single customer comprised more than 10% of the Company's consolidated net sales in 2012, 2011 or 2010 or 10% of the Company's consolidated accounts receivable as of December 31, 2012 or 2011. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company's historical collection experience.

Inventories—Inventories include material, labor, and plant overhead and are stated at the lower of cost or market. The Company also maintains inventory reserves for excess and obsolete inventories determined in part by future demand forecasts. At December 31, 2012 and 2011, all inventories were valued using the first-in, first-out ("FIFO") method.

Property, plant and equipment—Property, plant and equipment are recorded at cost, and are depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. Major improvements that extend the useful lives of existing assets are capitalized and charged to the asset accounts. Repairs and maintenance, which do not significantly improve or extend the useful lives of the respective assets, are expensed as incurred. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset.

Asset Category	Range of Useful Lives
Buildings	10 to 40 Years
Machinery and equipment	5 to 15 Years
Other	3 to 10 Years

Other Intangible Assets—Identifiable intangible assets, except for those intangible assets with indefinite lives, are recognized apart from goodwill and are amortized over their estimated useful lives. Identifiable intangible assets with indefinite lives are not amortized.

Impairment of Long-Lived and Other Intangible Assets—The Company evaluates long-lived assets and other intangible assets (of which the most significant are property, plant and equipment and customer relationship intangible assets) whenever events and circumstances have occurred that indicate the carrying value of an asset may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions,

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of recoverability, which is generally estimated by the ability to recover the balance of the assets from expected future operating cash flows on an undiscounted basis. If impairment is determined to exist, any related impairment loss is calculated based on the difference in the fair value and carrying value of the asset.

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

The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company recognizes a tax position in its consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty-percent likely of being recognized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

During the year ended December 31, 2012, the Company recorded an adjustment to correct deferred tax liabilities related to property, plant and equipment associated with the 2010 acquisition of World Color Press. The Company believes that this correction was not material to its consolidated financial statements for the year ended December 31, 2012, or prior period consolidated financial statements. The impact of this adjustment was to decrease long-term deferred income tax liabilities and goodwill by $42.5 million and $19.2 million, respectively, and to increase other long-term liabilities by $23.3 million. There was no impact to the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of cash flows and the consolidated statements of redeemable equity, common stock and other equity and noncontrolling interests.

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

In addition, as a result of the acquisition of World Color Press, the Company participated in six union multiemployer pension plans ("MEPPs"). The Company records the required cash contributions to the MEPPs as expenses in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. Due to the significantly underfunded status of the MEPPs, at the time of the World Color Press acquisition the Company withdrew from all significant MEPPs and replaced these benefits with a Company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the purchase price allocation process based on information received from the MEPP's trustees. The estimated withdrawal liability will be updated as new withdrawal liability projections are provided from each plan's trustees until the final withdrawal liability is determined and paid. The exact amount of its withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and timing of any triggering events and the funded status of the plans at that time. See Note 20 for further discussion.

Stock-Based Compensation—The Company recognizes stock-based compensation expense over the vesting period for all stock-based awards made to employees and directors based on the fair value of the instrument at the time of grant.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of unrecognized actuarial gains and losses and prior service costs for pension and postretirement plans and foreign currency translation adjustments and is presented in the consolidated statements of redeemable equity, common stock and other equity and noncontrolling interests. The components of accumulated other comprehensive income (loss) consist of the following at December 31, 2012, 2011 and 2010:

	2012	2011	2010
Translation adjustments	$(20.7)	$(25.6)	$0.5
Pension and other postretirement benefit liability adjustments, net of tax of $24.8 million, $7.5 million and $(30.0) million at December 31, 2012, 2011 and 2010, respectively	(39.7)	(12.1)	52.2
Accumulated other comprehensive income (loss)	$(60.4)	$(37.7)	$52.7

Transaction gains and losses are included in selling, general and administrative expenses in the consolidated statements of operations. Foreign exchange transactions resulted in (gains)losses of $(0.4) million in 2012, $4.5 million in 2011 and $6.8 million in 2010.

Supplemental Cash Flow Information—Certain supplemental cash flow information related to the Company consists of the following at December 31, 2012, 2011 and 2010:

	2012	2011	2010
Interest paid, net of amounts capitalized	$75.5	$94.4	$80.2
Income taxes paid (refunded)	(34.5)	18.7	13.0
Acquisitions of businesses (Note 3):
Fair value of assets acquired, net of cash	8.7	68.0	2,009.6
Liabilities assumed	(2.1)	(15.5)	(1,877.3)
Goodwill	—	11.1	773.7
Net equity issued for acquisition of businesses	—	—	(916.0)
Purchase price payable on business exchange transaction	—	(62.4)	—
Fair value of assets acquired, net of cash, other acquisitions	—	4.6	—
Acquisition of businesses—net of cash acquired	$6.6	$5.8	$(10.0)

Note 2. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on fair value measurements. This new guidance amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between GAAP and International Financial Reporting Standards. This new guidance requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance impacted the Company's disclosures and had no impact on the Company's consolidated financial position, results of operations or cash flows.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 3. Acquisitions and Strategic Investments

2012 Acquisitions and Strategic Investments

On March 28, 2012, the Company entered into a strategic partnership with India-based Manipal Technologies Limited ("ManipalTech") whereby Quad/Graphics paid $18.1 million for a minority equity ownership interest in ManipalTech. ManipalTech is one of India's largest providers of printing services and supports clients' marketing, branding and communication needs through print services and technology solutions. The Company's investment in ManipalTech is accounted for as a cost method investment and is recorded within other long-term assets in the consolidated balance sheet.

On October 10, 2012, the Company and Vertis Holdings, Inc. (“Vertis”) announced the execution of an Asset Purchase Agreement (the "Asset Agreement") pursuant to which Quad/Graphics Marketing, LLC, a wholly owned subsidiary of the Company, would acquire substantially all of the assets comprising Vertis' businesses. Vertis is a leading provider of retail advertising inserts, direct marketing and in-store marketing solutions. In accordance with the terms of the Asset Agreement, the Company made a $25.9 million deposit to be held in escrow and applied to the purchase price upon closure of the deal. As of December 31, 2012, the deposit was classified in prepaid expenses and other current assets in the consolidated balance sheet.

To facilitate the intended sale, Vertis, along with its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and, at the same time, filed documents seeking the U.S. Bankruptcy Court's approval of the proposed Asset Agreement to the Company. Completion of the acquisition was subject to such U.S. Bankruptcy Court approval as well as customary conditions and regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The Asset Agreement with the Company comprised the initial stalking horse bid in the U.S. Bankruptcy Court-supervised auction process under Section 363 of the United States Bankruptcy Code. Vertis and its advisors evaluated any competing bids that were submitted in order to ensure it received the highest and best offer for its assets. On November 26, 2012, Vertis filed a notice with the U.S. Bankruptcy Court naming Quad/Graphics as the successful bidder. On December 6, 2012, the U.S. Bankruptcy Court approved the sale agreement with Vertis. The acquisition was completed on January 16, 2013. For more information regarding the acquisition, see Note 26.

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

In connection with the acquisition of Transcontinental's Mexican operations, the definitive agreement required the Company to deposit 50.0 million Canadian dollars with Transcontinental until the Canadian operations sale was completed. The Company elected to hedge the foreign currency exchange rate exposure related to the 50.0 million Canadian dollar deposit by entering into short-term foreign currency forward exchange contracts. The Company hedged this foreign currency exposure until the March 1, 2012, sale of Canadian net assets and refund of the 50.0 million

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Canadian dollar deposit occurred. During the year ended December 31, 2012, $1.6 million of realized mark-to-market losses on the derivative contracts were offset by $1.6 million of transaction gains on translation of the foreign currency denominated deposit within selling, general and administrative expenses. During the year ended December 31, 2011, $0.5 million of unrealized mark-to-market loss and $2.2 million of realized mark-to-market gain on the derivative contracts were offset by the $1.7 million transaction losses on translation of the foreign currency denominated deposit within selling, general and administrative expenses. The fair value determination of the foreign currency forward exchange contracts was categorized as Level 2 in the fair value hierarchy (see Note 18 for the definition of Level 2 inputs).

The Company's determination of the Mexican acquired operations' fair value was $63.6 million. Of the $63.6 million purchase price, $6.1 million was paid in cash ($1.2 million was paid in 2011 and $4.9 million was paid in 2012). The remaining purchase price of $57.5 million was satisfied by the exchange transaction of the Company's Canadian business.

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

The purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price of $63.6 million was estimated by utilizing a discounted cash flow model, following an income approach that incorporates various assumptions including expected future revenue growth, profit margins, capital expenditures, working capital levels and a weighted-average cost of capital. The nonrecurring fair value measurement was classified as Level 3 in the valuation hierarchy (see Note 18 for the definition of Level 3 inputs). Purchased identifiable intangible assets will be amortized on a straight-line basis over six years. The results of operations of the acquired businesses have been included since the respective dates of acquisition in the accompanying consolidated financial statements. Pro forma information related to the acquisition is not included because the impact on the Company's consolidated results of operations is considered to be immaterial.

2010 Acquisitions and Strategic Investments

On February 28, 2010, the Company acquired a 47% interest in HGI Company, LLC ("HGI"), a Wisconsin-based commercial printer for $10.0 million. On October 29, 2010, the Company purchased the remaining 53% of HGI's equity to increase the Company's ownership to 100% for $5.1 million in cash and $7.4 million in Company stock. The total purchase price for HGI was $22.5 million. The Company also assumed $12.8 million of debt. This acquisition was accounted for using the acquisition method of accounting. HGI specializes in short to medium-run books, manuals, directories, publications, marketing collateral and in-store/point-of-purchase materials. HGI is included within the

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

United States Print and Related Services segment. HGI was accounted for using the equity method of accounting from February 28, 2010, until October 29, 2010, and was then consolidated subsequent to October 29, 2010, upon acquiring 100% ownership.

On July 2, 2010, the Company acquired World Color Press, a provider of comprehensive print, digital and related services to retailers, catalogers, publishers, branded-goods companies and other businesses in North America and Latin American countries. World Color Press' products include advertising inserts, catalogs, direct mail products, magazines, books, directories, digital pre-media, logistics, and mail list technologies. The World Color Press operations are included within the United States Print and Related Services and International segments.

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

Concurrent with the closing of the acquisition, Quad/Graphics received a $250.0 million advance from its then existing revolving credit facility and $689.2 million from the term loan portion of the Company's former $1.23 billion debt financing agreement. These amounts, as well as Quad/Graphics and World Color Press cash, were used on July 2, 2010, to fund:

(1)
Replacement of Quad/Graphics' former revolving credit facility, which had outstanding borrowings of $106.1 million (including interest owed and payment of debt issuance costs due upon the transaction for the new debt financing agreement of $32.9 million);

(2)
Satisfaction of certain World Color Press debt obligations of $580.6 million, which included $8.0 million of early repayment premiums and funding of $123.9 million to defease the World Color Press' unsecured notes

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

(of which $34.7 million was returned to the Company on August 2, 2010, upon the unsecured notes being called by the Company, resulting in $89.2 million of restricted cash related to the unsecured notes remaining);

(3)
Transaction costs of $45.5 million were paid on July 2, 2010, (excluding debt issuance costs); any transaction costs incurred by Quad/Graphics were expensed as incurred in accordance with the acquisition method of accounting and are classified as restructuring, impairment and transaction-related charges on the consolidated statements of operations;

(4)
Redemption of outstanding World Color Press equity securities (consisting of preferred shares, warrants, deferred share units and restricted share units) and the cash consideration paid to the former World Color Press common shareholders described above, which in total were $88.5 million (in addition to $4.8 million of preferred dividends, which had been paid after the January 25, 2010, execution of the arrangement agreement but prior to July 2, 2010);

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

The following unaudited pro forma combined financial information presents the Company's results as though Quad/Graphics and World Color Press had combined at January 1, 2010. The pro forma information has been prepared with the following considerations:

(1)	The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting. Quad/Graphics is the acquirer for accounting purposes.

(2)	World Color Press historical amounts have been converted from Canadian generally accepted accounting principles to GAAP.

(3)
The pro forma combined financial information does not reflect any operating synergy savings that the combined company may achieve as a result of the acquisition, the costs necessary to achieve these operating synergy savings or additional charges necessary as a result of the integration, or the tax effects for the Company's transition to a C corporation.

(4)	The pro forma amounts were restated to exclude the Canadian discontinued operations (see Note 4).

	Year Ended December 31,
	2012	2011	2010
	(actual)	(actual)	(pro forma)
Pro forma net sales	$4,094.0	$4,324.6	$4,398.7
Pro forma net earnings (loss) from continuing operations attributable to common shareholders	56.6	(8.3)	(212.7)
Pro forma diluted earnings (loss) per share from continuing operations attributable to common shareholders	1.13	(0.18)	(4.54)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 4. Discontinued Operations

On March 1, 2012, the Company completed the sale of its Canadian operations to Transcontinental (see Note 3 for a description of the business exchange transaction). Transcontinental assumed pension and post-retirement obligations pertaining to approximately 1,500 Canadian employees, located among the seven facilities sold to Transcontinental. The gain on disposal of discontinued operations, net of tax, was finalized in 2012, and determined as follows:

As of
December 31, 2012
Fair value of the acquired Transcontinental Mexican operations	$63.6
Cash paid to Transcontinental	(6.1)
Net proceeds	57.5
Net assets of discontinued operations	(27.2)
Cumulative translation adjustment of discontinued operations	3.7
Gain on disposal of discontinued operations, net of tax(1)	$34.0
______________________________

(1)
For tax purposes the disposal of discontinued operations resulted in a long-term capital loss, for which a deferred tax asset was recorded. An offsetting valuation allowance against the deferred tax asset was recorded to reflect the expected value at which the asset will be recovered.

The following table summarizes the results of operations of the Canadian operations, which are included in the loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (the results for 2010 are only from July 2, 2010 to December 31, 2010, as that is the period of time the Company owned the Canadian operations):

	2012	2011	2010
Total net sales	$32.2	$343.9	$205.9

Loss from discontinued operations before income taxes	(3.2)	(34.2)	(4.6)
Income tax expense	—	4.4	—
Loss from discontinued operations, net of tax	$(3.2)	$(38.6)	$(4.6)

Prior to the March 1, 2012 closing, the Company continued to execute restructuring events related to plant closures, workforce reductions and other restructuring initiatives, as well as transaction costs related to the sale of the Canadian operations. Due to these initiatives, the Company has recognized $1.7 million, $45.1 million and $15.0 million in restructuring, impairment and transaction-related costs for the years ended December 31, 2012, 2011 and 2010, respectively, within discontinued operations in the consolidated statements of operations. The 2011 restructuring expense included a $17.9 million charge to recognize a pension curtailment loss and a $13.9 million goodwill impairment charge in the third quarter of 2011 for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican net assets acquired from Transcontinental.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table summarized the current and non-current assets and liabilities held for sale of the discontinued Canadian operations included in the consolidated balance sheet at December 31, 2011:

December 31, 2011
Receivables—net	$64.1
Inventories	7.5
Prepaid expenses and other current assets	1.0
Current assets of discontinued operations	72.6

Property, plant and equipment—net	71.8
Goodwill	20.9
Other intangible assets—net	12.2
Long-term assets of discontinued operations	104.9

Total assets	$177.5

Accounts payable	$15.0
Accrued liabilities	33.4
Current liabilities of discontinued operations	48.4

Other long-term liabilities	99.6
Long-term liabilities of discontinued operations	99.6

Total liabilities	$148.0

Net assets of discontinued operations	$29.5

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the years ended December 31, 2012, 2011 and 2010 as follows:

	2012	2011	2010
Employee termination charges	$27.2	$29.5	$26.7
Impairment charges	23.0	13.8	32.9
Transaction-related charges	4.1	2.9	41.0
Integration costs	44.6	45.7	27.8
Other restructuring charges	19.4	22.1	19.1
Total	$118.3	$114.0	$147.5

The costs related to these activities have been recorded on the consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 24 for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure as part of the integration of the July 2, 2010 World Color Press acquisition. The Company has since expanded its restructuring program to include the cost reduction programs associated with the September 8, 2011 Transcontinental acquisition as well as other cost reduction programs. Since 2010, the Company has announced a total of 16 plant closures and has reduced headcount by approximately 6,300.

During the year ended December 31, 2012, the Company announced the closures of Dubuque, Iowa; Jonesboro, Arkansas; Limerick, Ireland, and two plants in Mexico City, Mexico. As a result of these and other restructuring programs, the Company recorded the following charges for the year ended December 31, 2012:

•
Employee termination charges of $27.2 million were recorded by the Company during the year ended December 31, 2012. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $44.6 million were recorded by the Company during the year ended December 31, 2012. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

•
Other restructuring charges of $19.4 million were recorded by the Company during the year ended December 31, 2012, which consisted of: (1) $19.3 million of vacant facility carrying costs, (2) $7.3 million of equipment and infrastructure removal costs from closed plants and (3) $8.0 million of lease exit charges. Other restructuring charges are presented net of a $12.8 million curtailment gain resulting from an amendment to the postretirement medical benefit plan and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable during the year ended December 31, 2012.

During the year ended December 31, 2011, the Company announced the closures of the Richmond, Virginia; Stillwater, Oklahoma; Buffalo, New York, and Mt. Morris, Illinois plants. As a result of these and other restructuring programs, the Company recorded the following charges for the year ended December 31, 2011:

•
Employee termination charges of $29.5 million were recorded by the Company during the year ended December 31, 2011. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $45.7 million were recorded by the Company during the year ended December 31, 2011. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies. Integration costs include $6.4 million of stock-based compensation expense related to the termination and liquidation of stock options and the grant of new options (see Note 22). Included in integration costs is a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations during December 31, 2011.

•
Other restructuring charges of $22.1 million were recorded by the Company during the year ended December 31, 2011, which consisted of: (1) $15.1 million of vacant facility carrying costs, (2) $7.7 million of equipment and infrastructure removal costs from closed plants and (3) $6.3 million of lease exit charges. Other restructuring charges are presented net of a postretirement benefit obligation curtailment gain of $7.0 million during the year ended December 31, 2011.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

During the year ended December 31, 2010, the Company announced the closures of Dyersburg, Tennessee; Fredericksburg, Virginia; Reno, Nevada; Clarksville, Tennessee; Corinth, Mississippi; Cincinnati (Lebanon), Ohio, and Pila, Poland. As a result of these and other restructuring programs, the Company recorded the following charges for the year ended December 31, 2010:

•
Employee termination charges of $26.7 million were recorded by the Company during the year ended December 31, 2010. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $27.8 million were recorded by the Company during the year ended December 31, 2010. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the acquisition of World Color Press.

•
Other restructuring charges of $19.1 million were recorded by the Company during the year ended December 31, 2010, which consisted of: (1) $13.5 million of vacant facility carrying costs, (2) $1.6 million of equipment and infrastructure removal costs from closed plants and (3) $7.4 million of lease exit charges. Other restructuring charges are presented net of a pension curtailment gain of $3.4 million during the year ended December 31, 2010.

The restructuring charges recorded are based on plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

As a result of plant closures related to capacity reduction restructuring initiatives, certain buildings and equipment are no longer utilized in production. The Company recognized impairment charges of $23.0 million, $13.8 million and $32.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy and were estimated based on broker quotes and internal expertise related to current marketplace conditions (see Note 18 for the definition of Level 3 inputs). These assets were written down to their estimated fair values at the time of impairment.

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities including the acquisition of Vertis, the 2011 business exchange transaction with Transcontinental and the 2010 acquisition of World Color Press. The Company recognized transaction-related charges of $4.1 million, $2.9 million and $41.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. The transaction costs are expensed as incurred in accordance with the applicable accounting guidance on business combinations.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the years ended December 31, 2012 and 2011 was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at January 1, 2011	$24.7	$—	$—	$1.1	$42.6	$68.4
Reclassify Canadian restructuring reserves to discontinued operations	(1.8)	—	—	—	(1.8)	(3.6)
Expense from continuing operations	29.5	13.8	2.9	45.7	22.1	114.0
Cash payments	(43.1)	—	(2.9)	(21.4)	(42.7)	(110.1)
Non-cash adjustments	—	(13.8)	—	(7.2)	6.5	(14.5)
Balance at December 31, 2011	$9.3	$—	$—	$18.2	$26.7	$54.2
Expense from continuing operations	27.2	23.0	4.1	44.6	19.4	118.3
Cash payments	(30.4)	—	(3.2)	(59.3)	(34.3)	(127.2)
Non-cash adjustments	—	(23.0)	—	—	11.0	(12.0)
Balance at December 31, 2012	$6.1	$—	$0.9	$3.5	$22.8	$33.3

These reserves are classified as current liabilities in the consolidated balance sheets as the Company expects the reserves to be paid within the next twelve months.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company completed its annual goodwill impairment assessment as of October 31, 2012, utilizing the same approach that was performed during the interim impairment assessment. The estimated fair value of each of the Company's United States and Latin American reporting units exceeded the respective carrying amounts, and as a result management concluded that no impairment existed as of October 31, 2012. The fair value of the reporting units exceed their respective carrying values by greater than ten percent. No additional indications of impairment have been identified between October 31, 2012, and December 31, 2012.

Goodwill related to the continuing operations at December 31, 2012 and 2011 did not include any accumulated impairment losses. No goodwill impairment was recorded related to continuing operations during the years ended December 31, 2012 or 2011. However, a $13.9 million goodwill impairment was recorded related to the Canadian discontinued operations in the year ended December 31, 2011 (see Note 4).

Activity impacting the Company's goodwill for the years ended December 31, 2012 and 2011 was as follows:

	United States Print and Related Services	International	Total
Balance at January 1, 2011	$796.5	$18.2	$814.7
Reclassify Canadian goodwill to discontinued operations	(35.7)	—	(35.7)
World Color Press acquisition	(3.4)	—	(3.4)
Transcontinental Mexico acquisition	—	11.1	11.1
Translation adjustment	—	0.4	0.4
Balance at December 31, 2011	$757.4	$29.7	$787.1
World Color Press acquisition (See Note 1)	(19.2)	—	(19.2)
Translation adjustment	—	0.7	0.7
Balance at December 31, 2012	$738.2	$30.4	$768.6

The components of other intangible assets at December 31, 2012 and 2011 were as follows:

	December 31, 2012					December 31, 2011
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Impairment	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.5	$(9.4)	$—	$1.1	5	$10.7	$(9.6)	$—	$1.1
Customer relationships	6	383.6	(158.7)	—	224.9	6	383.6	(95.7)	—	287.9
Capitalized software	5	4.1	(2.6)	—	1.5	5	4.1	(1.7)	—	2.4
Acquired technology	5	8.0	(5.6)	—	2.4	5	8.0	(4.0)	—	4.0

Total finite-lived intangible assets		406.2	(176.3)	—	229.9		406.4	(111.0)	—	295.4

Other indefinite-lived intangible assets		—	—	—	—		0.2	—	—	0.2
Total		$406.2	$(176.3)	$—	$229.9		$406.6	$(111.0)	$—	$295.6

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Amortization expense for other intangible assets was $66.3 million, $65.8 million and $34.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2012:

Amortization Expense
2013	$66.1
2014	65.4
2015	64.6
2016	33.2
2017	0.6
Total	$229.9

Note 7. Receivables

Transactions affecting the allowance for doubtful accounts during the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Balance at beginning of year	$73.7	$85.5	$22.4
Reclassify Canadian allowance to discontinued operations	—	(4.7)	—
Acquisitions	0.2	2.7	63.8
Provisions charged to expense	3.2	13.3	3.7
Write-offs	(6.8)	(19.6)	(4.3)
Translation and other	0.5	(3.5)	(0.1)
Balance at end of year	$70.8	$73.7	$85.5

Note 8. Inventories

The components of the Company's inventories at December 31, 2012 and 2011 were as follows:

	2012	2011
Raw materials and manufacturing supplies	$154.2	$124.9
Work in process	45.1	72.0
Finished goods	43.6	52.6
Total	$242.9	$249.5

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 9. Property, Plant and Equipment

The components of the Company's property, plant and equipment at December 31, 2012 and 2011 were as follows:

	2012	2011
Land	$136.1	$140.9
Buildings	904.6	930.1
Machinery and equipment	3,415.0	3,398.2
Other	208.7	201.7
Construction in progress	28.2	23.0
	4,692.6	4,693.9
Less: Accumulated depreciation	(2,766.2)	(2,570.6)
Total	$1,926.4	$2,123.3

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

The Company recorded impairment charges of $23.0 million, $13.8 million and $30.0 million during the years ended December 31, 2012, 2011 and 2010, respectively, to reduce the carrying amounts of certain buildings and production equipment no longer utilized to fair value (see Note 5).

For the year ended December 31, 2010, the Company received $3.3 million from the insurance carrier for repair costs on damaged equipment and other property related to the 2009 fire at the Company's West Virginia facility. Casualty gains of $7.1 million were recorded in selling, general and administrative expenses in the consolidated statements of operations for this equipment during the year ended December 31, 2010.

The Company recognized depreciation expense of $272.3 million, $278.8 million and $233.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Assets Held for Sale from Continuing Operations

Certain closed facilities are considered held for sale. The net book value of the assets held for sale from continuing operations was $4.2 million and $14.3 million as of December 31, 2012 and 2011, respectively. These assets were valued at their fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale from continuing operations are included in prepaid expenses and other current assets in the consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 10. Restricted Cash

The components of the Company's restricted cash at December 31, 2012 and 2011 were as follows:

	2012	2011
Defeasance of unsecured notes to be issued (see Note 14)	$60.5	$75.4
Other	—	0.5
Total restricted cash	$60.5	$75.9
Less: short-term restricted cash	(14.8)	(8.5)
Long-term restricted cash	$45.7	$67.4

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

The combined condensed balance sheets for Plural and Chile at December 31, 2012 and 2011 are presented below:

	2012	2011
Current assets	$79.4	$63.4
Long-term assets	91.2	109.7
Total assets	$170.6	$173.1

Current liabilities	$42.9	$57.5
Long-term liabilities	35.5	21.0
Total liabilities	$78.4	$78.5

The combined condensed statements of operations for Plural and Chile for years ended December 31, 2012, 2011 and 2010 are presented below:

	2012	2011	2010
Net sales	$200.8	$221.5	$166.9
Operating income	9.0	12.6	22.7
Net earnings	4.2	6.0	16.9

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 12. Accrued Liabilities

The components of the Company's accrued liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Employee-related liabilities	$152.0	$183.1
Restructuring reserves	33.3	54.2
Taxes and income taxes	43.6	45.1
Interest and rent	15.1	17.8
Other	90.0	93.7
Total accrued liabilities	$334.0	$393.9

Employee-related liabilities consist primarily of payroll, bonus and profit sharing, vacation, health and workers' compensation.

Note 13. Commitments and Contingencies

Commitments

The Company had firm commitments of $12.2 million to purchase press and finishing equipment at December 31, 2012.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $9.3 million and $19.5 million of such recorded claims have yet to be paid as of December 31, 2012, and December 31, 2011, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. In the event that the total of all allowed Class 3 Claims exceeds $150.0 million, each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which is $89.2 million). In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 Claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 Claim or (2) upon all Class 3 Claims being resolved any excess amount will revert to the Company. In the year ended December 31, 2012, $14.9 million was paid to Class 3 Claim creditors. At December 31, 2012, $60.5 million remains and is classified as restricted cash in the consolidated balance sheets (see Note 10). Based on the Company's analysis of the outstanding claims, the Company has recorded a liability, classified as unsecured notes to be issued in the consolidated balance sheet, of $23.8 million at December 31, 2012.

	Restricted Cash	Unsecured Notes to be Issued
Balance at January 1, 2011	$89.2	$52.5
Class 3 Claim payments during 2011	(13.8)	(13.8)
Balance at December 31, 2011	$75.4	$38.7
Class 3 Claim payments during 2012	(14.9)	(14.9)
Balance at December 31, 2012	$60.5	$23.8

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, amounts owing in satisfaction of bankruptcy claims on the consolidated balance sheet could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's estimate of total Class 3 Claim payments to be made is $52.5 million ($28.7 million paid out and $23.8 million remaining estimated liability as of December 31, 2012). In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

Note 15. Income Taxes

In connection with the July 2, 2010 acquisition of World Color Press (see Note 3) and the public registration of the Quad/Graphics class A stock, the Company changed the tax status of certain entities within the Quad/Graphics legal structure to C corporation status under the provisions of the Internal Revenue Code. From that point forward, these entities are subject to federal and state income taxes. The impact from the conversion to C corporation status resulted in the recognition of net short-term deferred tax assets of $23.6 million, net long-term deferred tax liabilities of

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

$223.3 million, an increase in accumulated other comprehensive loss due to the impact of foreign currency translation of $0.8 million, and recognition of income tax expense for the year ended December 31, 2010, of $200.5 million.

From January 1, 2005, to July 1, 2010, Quad/Graphics was contractually required under a shareholders' agreement to pay tax distributions to shareholders in connection with the Company's election to be taxed as an S corporation. As a result of the Company's issuance of shares of class A stock pursuant to the acquisition of World Color Press and the termination of the S corporation election, the shareholders' agreement was amended to terminate the obligation to pay tax distributions for periods following July 1, 2010 and to revise certain provisions concerning adjustments to tax distributions related to the S corporation periods prior to July 1, 2010. The shareholders during the S corporation years will receive adjusting payments if there is ultimately an increased tax liability or will be required to reimburse the Company if the tax liability decreases from what was previously estimated and distributed for such prior periods. Adjustments could be required for audits or other necessary adjustments of prior periods. All such adjustments made will be recorded to retained earnings on the consolidated balance sheet.

Income taxes have been based on the following components of earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entities for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
U.S.	$69.1	$41.8	$59.3
Foreign	(46.6)	(26.9)	(90.6)
Total	$22.5	$14.9	$(31.3)

The components of income tax expense (benefit) consists of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Federal:
Current	$(23.2)	$(15.2)	$23.5
Deferred	(4.2)	24.6	185.4
State:
Current	3.0	0.2	3.6
Deferred	(6.6)	9.2	11.1
Foreign:
Current	2.3	4.5	3.5
Deferred	(2.8)	2.7	(3.9)
Total income tax expense (benefit)	$(31.5)	$26.0	$223.2

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company's effective tax rate for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	19.2	21.0	(35.7)
State taxes, net of federal benefit	3.6	12.4	(6.9)
Nondeductible transaction costs	3.0	5.2	(13.3)
Tax adjustment due to S corporation status	—	—	(52.3)
Expiration of deferred tax assets	—	18.3	—
Establish net deferred tax liabilities due to S corporation status termination	—	—	(640.4)
Adjustment to valuation allowances	(3.7)	48.0	(33.7)
Adjustment of deferred tax liabilities	(14.0)	52.6	—
Loss from foreign branches	(30.8)	(54.3)	70.6
Adjustment of uncertain tax positions(1)	(145.4)	19.1	—
Other	(7.0)	17.2	(36.3)
Effective income tax rate	(140.1)%	174.5%	(713.0)%
______________________________

(1)	During 2012, the Company settled pre-acquisition World Color Press income tax examinations with the Internal Revenue Service resulting in a $30.0 million income tax benefit.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Deferred Income Taxes

The significant deferred tax assets and liabilities as of December 31, 2012 and 2011, were as follows:

	2012	2011
Deferred tax assets:
Accrued liabilities	$31.4	$44.3
Accrued compensation	31.9	41.8
Allowance for doubtful accounts	20.3	23.7
Interest limitation	154.0	102.1
Pension, postretirement and workers compensation benefits	153.9	160.4
Net operating loss and other tax carry forwards	172.1	112.9
Other	26.4	36.2

Total deferred tax assets	590.0	521.4
Valuation allowance	(174.0)	(125.2)

Net deferred tax assets	$416.0	$396.2

Deferred tax liabilities:
Property, plant and equipment	$(379.9)	$(468.1)
Goodwill and intangible assets	(83.1)	(106.1)
Investment in U.S. subsidiaries	(243.5)	(178.3)
Other	(17.7)	(28.9)

Total deferred tax liabilities	(724.2)	(781.4)

Net deferred tax liabilities	$(308.2)	$(385.2)

The net deferred tax assets (liabilities) above are classified on the consolidated balance sheets at December 31, 2012 and 2011 as follows:

	2012	2011
Current net deferred tax asset	$55.7	$86.7
Non-current net deferred tax liability	(363.9)	(471.9)
Total	$(308.2)	$(385.2)

At December 31, 2012, the Company had federal net operating loss carry forwards of $3.8 million, foreign net operating loss carry forwards of $190.0 million and state net operating loss carry forwards of $626.4 million. The federal net operating loss carry forward expires in 2029. Of the foreign net operating loss carry forwards, $105.0 million are available without expiration, while the remainder expire through 2027. The state net operating loss carry forwards expire in varying amounts through 2032. The Company also has $49.0 million of various state credit carry forwards, of which $30.8 million are available without expiration, while the remainder expire through 2027. At December 31, 2012, the Company has recorded a valuation allowance of $174.0 million against deferred tax assets that are not expected to be realized.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company considers its foreign earnings to be indefinitely invested. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of such subsidiaries at December 31, 2012, are not material.

Uncertain Tax Provisions

The following table summarizes the activity of the Company's liability for unrecognized tax benefits at December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of period	$106.0	$129.7	$7.8
Additions due to acquisitions (see Note 1)	22.9	0.3	122.3
Additions for tax positions of the current year	—	—	0.3
Additions for tax positions of prior years	15.2	5.4	0.5
Reductions for tax positions of prior years	(76.3)	(1.4)	(0.3)
Settlements during the period	(7.8)	(1.4)	(1.6)
Lapses of applicable statutes of limitations	(13.5)	(1.2)	(0.2)
Foreign exchange and other	—	—	0.9
Reclassify Canadian uncertain tax positions to discontinued operations	—	(25.4)	—
Balance at end of period	$46.5	$106.0	$129.7

As of December 31, 2012, $46.5 million of unrecognized tax benefits would impact the Company's effective tax rate, if recognized. Of that amount, it is reasonably possible that $4.9 million of the total amount of unrecognized tax benefits will decrease within 12 months due to resolution of audits or statute expirations.

During 2012, the Company settled pre-acquisition World Color Press income tax examinations with the Internal Revenue Service resulting in a net income tax benefit of $30.0 million. Included in this net benefit is $75.7 million related to a reduction for uncertain tax positions of prior years. In addition to the impact on the Company's uncertain tax positions, settlement of the examinations required an adjustment to certain tax attributes of the Company. The impact of the adjustments to these tax attributes resulted in a net income tax expense of $46.7 million.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest (income) expense related to tax uncertainties recognized in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was $(1.1) million, $(0.7) million and $0, respectively. Penalties in the amount of $0, $(0.1) million and $0 were recognized for the years ended December 31, 2012, 2011 and 2010, respectively. Accrued interest of $2.3 million and $1.1 million related to income tax uncertainties was reported as a component of other current liabilities and accrued interest of $2.8 million and $4.7 million related to income tax uncertainties was reported as a component of other long-term liabilities on the consolidated balance sheets at December 31, 2012 and 2011, respectively. Accrued penalties of $0.5 million and $0.2 million related to income tax uncertainties were reported in other current liabilities and accrued penalties of $0.4 million and $0.7 million related to income tax uncertainties were reported in other long-term liabilities on the consolidated balance sheets at December 31, 2012 and 2011, respectively.

The Company has tax years from 2009 through 2012 that remain open and subject to examination by the Internal Revenue Service. Tax years from 2003 through 2012 remain open and subject to examination in the Company's

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

various major state jurisdictions within the United States. In Poland, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2007.

Note 16. Debt

Long-term debt consisted of the following as of December 31, 2012 and 2011:

	Weighted Average Interest Rate	2012	2011
Master note and security agreement(1)	7.49%	$553.9	$616.0
Term loan A—$450.0 million(2)	2.50%	444.4	450.0
Term loan B—$200.0 million(2)	4.00%	196.7	198.6
Revolving credit facility—$850.0 million(2)	2.50%	50.0	85.0
International term loan—$75.1 million(3)	2.61%	63.3	65.9
International revolving credit facility—$16.2 million(3)	4.37%	6.8	6.7
Other	14.80%	9.9	2.7
Total debt		$1,325.0	$1,424.9
Less: short-term debt and current portion of long-term debt		(113.3)	(82.1)
Long-term debt		$1,211.7	$1,342.8
______________________________

(1)
These senior notes have a weighted-average interest rate of 7.49%, which is fixed to maturity, with interest payable semiannually. Principal payments commenced September 1997 and extend through April 2036 in various tranches. The notes are collateralized by certain U.S. land, buildings and press and finishing equipment under the terms of the master note and security agreement.

(2)
On July 26, 2011, and as last amended on December 19, 2012, the Company entered into a $1.5 billion debt financing agreement with certain lenders to reduce the Company's borrowing costs with lower interest rates and to create more flexibility with a higher revolving credit capacity and improvement in financial terms. The $1.5 billion debt financing agreement includes three different loan facilities, a Term Loan A, a Term Loan B, and a revolving credit facility.

The revolving credit facility in the amount of $850.0 million and the Term Loan A in the aggregate amount of $450.0 million each had an initial term of five years that was extended an additional year as part of the December 19, 2012 amendment to mature on July 25, 2017. The Term Loan B in the amount of $200.0 million (net of a $1.0 million original issue discount) has a term of seven years maturing on July 25, 2018, subject to certain required amortization.

Borrowings under the revolving facility and Term Loan A loans made under the $1.5 billion debt financing agreement bear interest at London Interbank Offered Rate ("LIBOR") plus 2.25%, or 1.25% in excess of an alternate base rate, and Term Loan B loans bear interest at LIBOR plus 3.00%, with a LIBOR floor of 1.00%, or 2.00% in excess of an alternative base rate at the Company's option. At December 31, 2012, the Company had borrowings of $50.0 million on the revolving credit agreement, as well as $45.3 million of issued letters of credit, leaving $754.7 million available for future borrowings.

The proceeds from the Term Loan A, Term Loan B and revolving credit facility were used to repay all outstanding balances and terminate the Company's previous $1.23 billion debt financing agreement (which included the $700.0 million term loan and the $530.0 million revolving credit facility), as well as to pay the new debt issuance costs incurred for the refinancing. The $1.5 billion debt financing agreement is secured by substantially all of the assets in the United States that are not encumbered under the Company's other financing agreements.

(3)
On December 16, 2008, debt related to the Company's international operations was refinanced by entering into a secured credit agreement ("Facilities Agreement"). The Facilities Agreement includes a Euro denominated term loan and a multicurrency revolving credit facility. The term loan principal payments commenced in December 2009 and it matures on December 16, 2015. The multicurrency revolving credit facility used for financing working capital and general business needs, was renewed in 2012

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

and will expire on December 13, 2013. At December 31, 2012, the Company's international operations had borrowings of $6.8 million under the multicurrency revolving credit facility, leaving $9.4 million available for future borrowing. The terms of the Facilities Agreement include certain financial covenants, a guarantee of the Facilities Agreement by the Company and a security agreement that includes collateralizing substantially all of the Quad/Winkowski assets. The facilities bear interest at the aggregate of the Warsaw Interbank Offered Rate ("WIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and margin.

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.3 billion and $1.4 billion at December 31, 2012 and 2011, respectively. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 18 for the definition of Level 2 inputs). As of December 31, 2012, approximately $2.9 billion of the Company's assets were pledged as security under various loans and other agreements.

Debt Issuance Costs

Activity impacting the Company's debt issuance costs for the years ended December 31, 2012, and 2011, was as follows:

Capitalized Debt Issuance Costs
Balance at January 1, 2011	$41.1
Debt issuance costs paid from July 2011 refinancing(1)	11.5
Loss on debt extinguishment from $1.5 billion debt agreement(1)(3)	(4.2)
Loss on debt extinguishment from $1.23 billion debt agreement(2)(3)	(20.9)
Amortization	(7.3)
Balance at December 31, 2011	$20.2
Debt issuance costs paid from December 2012 amendment(4)	2.1
Amortization	(4.4)
Balance at December 31, 2012	$17.9
______________________________

(1)
The Company incurred $11.5 million of debt issuance costs in connection with the July 26, 2011 $1.5 billion debt financing agreement. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, $7.3 million of the costs have been accounted for as capitalized debt issuance costs and $4.2 million was recorded as a loss on debt extinguishment. The capitalized debt issuance costs are classified as other long-term assets in the consolidated balance sheet. The costs are being amortized on a straight-line basis over the five and seven year lives of the related debt instruments. In addition, a new original issue discount of $1.0 million related to the Term Loan B was classified as a reduction of long-term debt.

(2)
Prior to the execution of the $1.5 billion debt financing agreement, there were $35.7 million of remaining unamortized debt issuance costs from the terminated $1.23 billion debt financing agreement. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, $14.8 million of the remaining unamortized debt issuance costs has been accounted for as capitalized debt issuance costs and $20.9 million was recorded as a loss on debt extinguishment. The capitalized debt issuance costs are classified as other long-term assets in the consolidated balance sheet. The costs are being amortized on a straight-line basis over the five and seven year lives of the related debt instruments.

(3)
The Company recognized a $34.0 million loss on debt extinguishment during the year ended December 31, 2011, in connection with the July 26, 2011 $1.5 billion debt financing agreement. The loss was comprised of: (1) $20.9 million of debt issuance costs from the terminated $1.23 billion debt financing agreement, (2) $8.9 million of remaining original issue discount from the terminated $1.23 billion debt financing agreement and (3) $4.2 million of debt issuance costs from the $1.5 billion debt financing agreement. The $34.0 million loss was classified as loss on debt extinguishment in the consolidated statements of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

(4)
The Company incurred $2.1 million of debt issuance costs in connection with the December 19, 2012, $1.5 billion debt financing agreement amendment for the extension of the maturity dates on the $850.0 million revolving credit facility and the $450.0 million Term Loan A. These debt issuance costs have been accounted for as capitalized debt issuance costs and were classified as other long-term assets in the consolidated balance sheet. The costs are being amortized on a straight-line basis over the five year lives of the related debt instruments.

Amortization expense for debt issuance costs was $4.4 million, $7.3 million and $4.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Covenants and Compliance

As of December 31, 2012, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2012 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2012, the Company's leverage ratio was 2.37 to 1.00).

•
 On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended December 31, 2012, the Company's interest coverage ratio was 7.27 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended December 31, 2012, the Company's fixed charge coverage ratio was 4.35 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year (as of December 31, 2012, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.16 billion).

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Approximate annual principal amounts due on long-term debt are as follows during the years ending December 31:

2013	$113.3
2014	120.3
2015	158.1
2016	112.8
2017	369.0
2018	225.3
2019 – 2023	130.1
2024 – 2028	59.4
2029 – 2033	27.2
2034 – 2036	9.5
Total	$1,325.0

Note 17. Lease Obligations

The Company entered into various master lease agreements for press and finishing equipment. These leases provide the Company with options to purchase the related equipment at the termination value, as defined, and at various early buyout dates during the term of the lease. These leases are accounted for as capital leases on the consolidated balance sheets.

Assets recorded under capital leases are as follows as of December 31, 2012 and 2011:

	2012	2011
Presses and equipment—leased	$78.7	$85.1
Less: accumulated depreciation	(58.8)	(54.4)
Net presses and equipment—leased	$19.9	$30.7

At December 31, 2012, the future maturities of capitalized leases consisted of the following:

2013	$11.5
2014	10.3
2015	2.5
2016	2.0
2017	1.5
Total minimum payments	$27.8
Less: amounts representing interest	(2.1)

Present value of minimum payments	$25.7
Less: current portion	(10.4)

Long-term capital lease obligations	$15.3

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company has various operating lease agreements. Future minimum rental commitments under non-cancelable leases are as follows:

2013	$31.6
2014	31.5
2015	24.5
2016	21.5
2017	17.7
2018 and thereafter	41.5
Total	$168.3

Rent expense under these operating lease agreements totaled $33.2 million, $22.8 million and $25.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 assets or liabilities as of December 31, 2012, measured on a recurring basis.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of December 31, 2012 and 2011. See Note 16 for further discussion on the fair value of the Company's debt and Note 20 for the details of Level 1 and Level 2 inputs related to Employee Retirement Plans.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 5 for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets as of December 31, 2012 and 2011.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. During the years ended December 31, 2012 and 2011, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.

The Company held open short-term foreign currency forward exchange contracts to hedge exchange rate exposure on the 50.0 million Canadian dollars deposit related to the Transcontinental Mexico acquisition as of December 31, 2011, that was settled on March 1, 2012 (see Note 3). There were no open foreign currency exchange contracts as of December 31, 2012. For the years ended December 31, 2012, 2011 and 2010, there was no impact of hedge ineffectiveness on the consolidated statements of operations.

Note 19. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Single employer pension and postretirement obligations	$288.3	$300.9
Multiemployer pension plans—withdrawal liability	74.3	83.5
Tax-related liabilities	22.0	30.7
Employee-related liabilities	53.5	45.0
Other	57.6	61.4
Total	$495.7	$521.5

Note 20. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics Diversified Plan is comprised of participant directed 401(k) contributions, Company match and profit sharing-contributions. Company 401(k) matching contributions were $11.9 million, $12.8 million and $6.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Quad/Graphics Employee Stock Ownership Plan holds profit sharing contributions of Company stock, which are made at the discretion of the Company's Board of Directors. There were no profit sharing contributions for the year ended December 31, 2012. The annual profit sharing contributions totaled $13.4 million and $14.8 million for the years ended December 31, 2011 and 2010, respectively.

The Company assumed a defined contribution plan in the United States as part of the acquisition of World Color Press. That plan was comprised of participant directed 401(k) contributions, and, in prior years, also included employer match contributions. The employer match was frozen by World Color Press prior to the July 2, 2010 acquisition, and the Company made no cash contributions to this plan in 2010. This plan was merged with the Company's defined contribution plan referred to as the Personal Enrichment Plan (the "PEP Plan") on January 1, 2011.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The components of the net periodic pension and postretirement benefit expense (income) for the years ended December 31, 2012 and 2011 are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Service cost	$0.3	$0.4	$0.2	$0.4
Interest cost	31.2	34.1	0.7	1.4
Expected return on plan assets	(27.2)	(27.6)	—	—
Amortization of prior service credit	—	—	(3.4)	(3.5)
Amortization of actuarial (gain) / loss	—	—	(0.1)	0.4
Net periodic benefit cost (income)	4.3	6.9	(2.6)	(1.3)
Curtailment/settlement (gain) / loss	0.1	—	(12.8)	(7.0)
Total expense (income)	$4.4	$6.9	$(15.4)	$(8.3)

The pension and postretirement obligations are calculated using generally accepted actuarial methods and are measured as of December 31. The following provides a reconciliation of the projected benefit obligation, fair value of plan assets and the funded status of the pension and postretirement plans as of December 31, 2012 and 2011:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Changes in benefit obligation
Projected benefit obligation, beginning of year	$692.8	$962.0	$27.8	$48.5
Reclassify Canadian benefit obligation to discontinued operations	—	(282.8)	—	(12.2)
Valuation of acquired obligation benefit	—	(20.7)	—	—
Service cost	0.3	0.4	0.2	0.4
Interest cost	31.2	34.1	0.7	1.4
Plan participants contributions	—	—	0.3	0.3
Plan amendments	—	—	(22.6)	—
Curtailments and settlements	—	(0.8)	—	0.1
Actuarial (gain) / loss	75.5	46.8	0.6	(8.0)
Benefits paid	(55.8)	(46.2)	(1.6)	(2.7)
Projected benefit obligation, end of year	$744.0	$692.8	$5.4	$27.8

Changes in plan assets
Fair value of plan assets, beginning of year	$412.2	$672.4	$—	$—
Reclassify Canadian pension plan assets to discontinued operations	—	(247.9)	—	—
Actual return on plan assets	52.7	(9.6)	—	—
Employer contributions	49.8	43.5	1.3	2.4
Plan participants contributions	—	—	0.3	0.3
Benefits paid	(55.8)	(46.2)	(1.6)	(2.7)
Fair value of plan assets, end of year	$458.9	$412.2	$—	$—
Funded status	$(285.1)	$(280.6)	$(5.4)	$(27.8)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Amounts recognized on the consolidated balance sheets as of December 31, 2012 and 2011 are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Current liabilities	$(1.2)	$(4.4)	$(1.0)	$(3.1)
Noncurrent liabilities	(283.9)	(276.2)	(4.4)	(24.7)
Total amount recognized	$(285.1)	$(280.6)	$(5.4)	$(27.8)

The following table provides a reconciliation of the Company's accumulated other comprehensive income (loss) prior to any deferred tax effects at December 31, 2012 and 2011 are as follows:

	Pension Benefits	Postretirement Benefits
	Actuarial Gain / (Loss), net	Actuarial Gain / (Loss), net	Prior Service Credit/(Cost)	Total
As of December 31, 2011	$(29.6)	$0.9	$9.1	$10.0
Amount arising during the period	(50.7)	(0.6)	22.6	22.0
Amortization included in net loss	—	(0.1)	(3.4)	(3.5)
Plan curtailments/settlements included in net earnings (loss)	0.1	(12.8)	—	(12.8)
As of December 31, 2012	$(80.2)	$(12.6)	$28.3	$15.7

In 2012, the Company announced the elimination of life insurance coverage for all current and future retirees in all locations and the elimination of reimbursement of medical costs for certain retirees, which resulted in the reduction of plan obligations by $5.7 million. In addition, the Company also announced the elimination of postretirement medical benefit coverage for all future retirees who will retire after December 31, 2012, which resulted in the reduction of plan obligations by $16.9 million and a recognition of curtailment gain of $12.8 million. The curtailment gain was recorded in restructuring, impairment and transaction-related charges in the consolidated statement of operations.

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

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$0.3	$—
Net prior service credit	—	(5.7)
Total	$0.3	$(5.7)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The weighted average assumptions separately for the pension and postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate (end of year rate)	3.9%	4.7%	2.8%	3.9%
Rate of compensation increase	N/A	3.5%	N/A	3.5%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	4.7%	5.2%	3.7%	4.2%
Rate of compensation increase	N/A	3.5%	N/A	3.5%
Expected long-term return on plan assets	6.5%	6.5%	N/A	N/A

The Company determines its assumed discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.8% at the end of 2012, and is expected to gradually decline through 2024 to an ultimate trend rate of 5.0%. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement benefits income	$0.1	$(0.1)
Postretirement benefits obligation	0.2	(0.2)

Estimated Company Contributions and Benefit Payments

In 2013, the Company expects to make cash contributions of $43.2 million to its qualified defined benefit pension plans and make estimated benefit payments of $2.0 million to its non-qualified defined benefit pension and postretirement plans. The actual pension contributions may differ based on the funding calculations, and the Company may choose to make additional discretionary contributions. The estimated benefit payments may differ based on actual claim experience.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Estimated Future Benefit Payments by the Plans to or on behalf of Plan Participants

An estimate of future benefit payments on qualified, non-qualified and postretirement plans to be made are as follows:

	Pension Benefits	Postretirement Benefits
2013	$40.6	$1.0
2014	39.9	0.9
2015	39.9	0.7
2016	39.7	0.4
2017	40.5	0.4
2018 – 2022	209.2	1.5
Total	$409.8	$4.9

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

The target allocations for plan assets on a weighted-average basis are 65% equity securities and 35% fixed-income, including cash and cash equivalents. The actual asset allocation as of December 31, 2012, was approximately 64% for equity, 35% debt securities and 1% other. Equity investments are diversified by country, issuer and industry sector. Fixed income securities consist of government bonds and corporate bonds from diversified industries. Other types of investments consist of currency forward contracts, fixed income futures contracts and real estate funds.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The fair values of the Company's pension plan assets at December 31, 2012 and 2011 by asset category are as follows:

	December 31, 2012				December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.4	$0.4	$—	$—	$0.5	$0.5	$—	$—
Fixed income	162.1	—	162.1	—	145.7	—	145.7	—
Equities	295.0	270.8	24.2	—	264.8	223.8	41.0	—
Others	1.4	—	1.4	—	1.2	—	1.2	—
Total	$458.9	$271.2	$187.7	$—	$412.2	$224.3	$187.9	$—

There are no Level 3 assets or liabilities as of December 31, 2012 and 2011.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2012:

Cash and cash equivalents. Carrying value approximates fair value and these assets are classified as Level 1.

Fixed Income. This category consists of bonds and short-term fixed income securities fair valued based on a compilation of primarily observable market information or broker quotes in over-the-counter markets and are classified as Level 2.

Equities. This category consists of equity investments and equity pooled funds and these assets are classified as Level 1 or Level 2. The fair value of equity investments is based on quoted prices in an active market. The fair value of the equity pooled funds is based on the funds' Net Asset Value ("NAV") established by the funds' administrator.

Others. This category consists mainly of currency forward contracts and is classified as Level 1 or Level 2. The currency forwards categorized as Level 2 are valued based on a compilation of primarily observable market information.

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

The Company has withdrawn from all significant MEPPs and, during 2011, replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union - Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and will require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a $98.6 million estimated withdrawal liability based on information provided by each plan's trustee, as part of the purchase price allocation for World Color Press. As of the respective withdrawal dates from the GCIU and GCC the Company is no longer making cash contributions to the MEPPs, with the exception of required interim payments being made for the Company's liability for withdrawal from the GCIU and the GCC. Prior to withdrawing from the MEPPs in 2011, the Company made cash contributions of $0.3 million to the GCIU and made no cash contributions to the GCC during the year ended December 31, 2011.

The GCIU Plan is a defined benefit plan that provides retirement benefits, total and permanent disability benefits, and pre-retirement death benefits for the participating union employees of the Company. The funded status of the GCIU Plan is classified as critical based on the GCIU Plan's 2011 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65% and is projected to have an accumulated funding deficit over the next four plan years. As a result, the GCIU Plan implemented a rehabilitation plan to improve the plan's funded status, and the Company paid a surcharge on contributions made to the GCIU Plan. The Company estimates that contributions made to the GCIU Plan by the Company (and World Color Press) represent greater than 5% of total contributions made by all participating employers in the 2010 plan year (the plan year ended December 31, 2010, is the latest available financial information provided by the GCIU Plan).

The GCC Plan is a defined benefit plan that provides retirement benefits, disability benefits, and early retirement benefits for the participating union employees of the Company. The funded status of the GCC Plan is classified as critical based on the GCC Plan's 2011 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65% and is projected to have an accumulated funding deficit over the next four plan

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

years. As a result, the GCC Plan implemented a rehabilitation plan to improve the plan's funded status, and the Company paid a surcharge on contributions made to the GCC Plan.

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in reserves established by the Company for the withdrawals. The Company is in the process of determining the final withdrawal payment with both MEPPs' administrators, and the withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. During this process the Company began making monthly payments totaling $11.2 million in 2012, as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators. As of December 31, 2012, the Company has reserved $87.4 million as its estimate of the total MEPPs withdrawal liability, of which $74.3 million is recorded in other long-term liabilities, $7.6 million is recorded in accrued liabilities and $5.5 million is recorded in unsecured notes to be issued in the consolidated balance sheet. This estimate may increase or decrease depending on the final agreement with the MEPPs' administrators.

Note 21. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed by dividing net earnings (loss) attributable to Quad/Graphics common shareholders, which is income excluding the allocation to participating securities, by the weighted average common shares outstanding of 46.8 million, 47.1 million and 37.5 million shares for the years ended December 31, 2012, 2011 and 2010, respectively. The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of 3.2 million of class A common shares were excluded from the computations of diluted net earnings per share for 2012. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company's participating securities are composed of unvested stock options granted on November 18, 2011 and reduced basic and diluted earnings per share attributable to Quad/Graphics common shareholders by $0.07 per diluted share. Due to the net loss from continuing operations attributable to Quad/Graphics common shareholders incurred during the years ended December 31, 2011 and 2010, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, including the impact of discontinued operations, for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	2012	2011	2010
Numerator:
Net earnings (loss) from continuing operations	$56.3	$(8.0)	$(245.4)
Adjustments to net earnings (loss) from continuing operations
Net (earnings) loss attributable to noncontrolling interests	0.3	(0.3)	(0.1)
Allocation to participating securities	(3.2)	—	—
Net earnings (loss) from continuing operations	$53.4	$(8.3)	$(245.5)

Loss from discontinued operations, net of tax	$(3.2)	$(38.6)	$(4.6)
Adjustments to loss from discontinued operations, net of tax
Gain on disposal of discontinued operations, net of tax	34.0	—	—
Income (loss) from discontinued operations, net of tax	$30.8	$(38.6)	$(4.6)

Net earnings (loss) attributable to Quad/Graphics common shareholders	$87.4	$(46.9)	$(250.1)
Adjustments to net earnings (loss) attributable to Quad/Graphics common shareholders
Allocation to participating securities	(3.2)	—	—
Net earnings (loss) attributable to Quad/Graphics common shareholders	$84.2	$(46.9)	$(250.1)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	46.8	47.1	37.5
Plus: effect of dilutive equity incentive instruments	0.4	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	47.2	47.1	37.5

Net earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$1.14	$(0.18)	$(6.55)
Discontinued operations	0.66	(0.82)	(0.12)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$1.80	$(1.00)	$(6.67)

Diluted:
Continuing operations	$1.13	$(0.18)	$(6.55)
Discontinued operations	0.65	(0.82)	(0.12)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$1.78	$(1.00)	$(6.67)

Cash dividends paid per common share for all classes of common shares	$3.00	$0.60	$0.50

Cash distributions paid per common share to Quad/Graphics pre-acquisition common shareholders as part of the World Color Press acquisition	$—	$—	$4.98

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 22. Stock and Incentive Programs

Stock and incentive grants made prior to January 1, 2011 were made under the Company's 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan. For grants beginning January 1, 2011, the shareholders of the Company approved the Quad/Graphics Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. Concurrent with the July 2, 2010 closing of the World Color Press acquisition, an additional 2,300,000 shares of Class A stock were approved for issuance under the Company's Omnibus Plan. The Omnibus Plan replaced the 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan and, as of January 1, 2011, all equity grants are made from the Omnibus Plan. In May 2012, an additional 3,571,652 shares were approved for issuance under the Omnibus Plan, making 5,871,652 shares of Class A stock reserved for issuance under the Omnibus Plan. Within the framework of the Omnibus Plan, the Company's board of directors approved the form of a new stock option award agreement, a restricted stock award agreement, a restricted stock unit award agreement and a deferred stock unit award agreement. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A stock on the date of grant. As of December 31, 2012, there are 969,713 shares available for issuance under the Omnibus Plan.

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and non-employee directors, including stock options, restricted stock, restricted stock units and deferred stock units. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for restricted stock awards and stock options. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $13.4 million, $14.9 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was recorded in selling, general and administrative expenses and restructuring, impairment and transaction-related charges in the consolidated statements of operations. Total future compensation expense for all equity incentive related to the equity incentive program granted as of December 31, 2012, is approximately $24.9 million. Estimated future compensation expense is $13.2 million for 2013, $11.5 million for 2014, and $0.2 million for 2015.

Stock Options

On November 18, 2011, the Company announced that the Board of Directors had approved the termination of the outstanding stock options under the Company's 1990 Stock Option Plan and 1999 Nonqualified Stock Option Plan (the “409A Options”). In accordance with the authoritative literature for the termination and modification of stock options, as of December 31, 2011, the Company recorded a $20.0 million liability for the termination payment, which was based on the number of 409A Options held by the option holders, the Company's weighted volume adjusted stock price of $13.47 as of November 18, 2011, and the exercise price of the 409A Options. The termination payment was paid in December 2012. In addition, in 2011, the Company recorded $6.4 million of incremental stock option expense, which is recorded in restructuring, impairment and transaction-related charges in the consolidated statements of operations. The Company also recorded a $5.1 million reduction to additional paid in capital to reduce the deferred tax asset associated with the termination of the 409A Options.

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

Prior to their termination, 409A Options granted prior to 2011 generally vested at a rate of 5% to 10% per year and expired 90 days after the respective employee's termination from the Company. For new option grants beginning January 1, 2011, options vest over four years, with no vesting in the first year and one-third vesting upon the second, third and fourth anniversary dates. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, death, disability or normal retirement of the grantee. For the new option grants beginning January 1, 2011, options expire no later than the tenth anniversary of the grant date, twenty-four months after termination for death, thirty-six months after termination for normal retirement or disability and 90 days after termination of employment for any other reason. While stock options granted prior to 2011 were credited with dividend declarations, the new option grants after that time are not credited with dividend declarations, excluding the November 18, 2011 grants. Stock options are only to be granted to employees and will only be granted under the new option grant terms from January 1, 2011 forward.

The Company granted 448,154 stock options under the Omnibus plan in 2012. Excluding the 3,571,652 new options granted on November 18, 2011, the Company granted 451,029 stock options under the Omnibus Plan during 2011. The Company granted 495,000 options under the pre-2011 stock option plans on January 1, 2010, which were since terminated on November 18, 2011. The grant date weighted average fair value of options was $2.25, $13.17 and $18.78 for the grants during the years ended December 31, 2012, 2011 and 2010, respectively. Excluding the 3,571,652 new options granted on November 18, 2011, the fair value of each stock option grant is estimated on the date of grant with the following weighted average assumptions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility	36.7%	36.0%	27.0%
Risk-free interest rate	1.3%	2.3%	3.8%
Expected life (years)	7.0	7.0	9.8
Dividend yield	7.1%	2.0%	—%

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

Compensation expense recognized related to stock options was $10.1 million, $12.7 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total future compensation expense for all stock options granted as of December 31, 2012, is approximately $20.5 million. Estimated future compensation expense is $10.2 million for 2013, $10.1 million for 2014, and $0.2 million for 2015.

Cash received from option exercises was $0.1 million, $1.6 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the year ended December 31, 2012:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2011	3,984,057	$21.09	7.7	$1.1
Granted	448,154	14.14
Exercised	(3,481)	13.47
Cancelled/forfeited/expired	(21,605)	25.07
Outstanding at December 31, 2012	4,407,125	$20.34	6.8	$15.2

Vested and expected to vest at December 31, 2012	4,351,913	$20.42	6.9	$14.9
Exercisable at December 31, 2012	2,482,048	$18.66	6.6	$8.8

The intrinsic value of options exercisable and options outstanding at December 31, 2012, 2011 and 2010 is based on the fair value of the stock price.

Share-based compensation activity for the years ended December 31, 2012, 2011 and 2010, is noted below:

	2012	2011	2010
Total intrinsic value of stock options exercised	$—	$3.7	$2.9
Cash received from stock option exercises	0.1	1.6	1.1
Total fair value of stock options vested	1.9	5.4	6.4

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Restricted stock ("RS") and restricted stock unit ("RSU") awards consist of shares or the rights to shares of the Company's class A stock which are awarded to employees of the Company. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. RSU awards are typically granted to eligible employees outside of the United States. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee. Grantees receiving RS grants are able to exercise full voting rights and receive full credit for dividends during the vesting period. All such dividends will be paid to the RS grantee within 45 days of full vesting. Grantees receiving RSUs granted prior to January 1, 2012 are not entitled to vote and do not earn dividends. Grantees receiving RSUs on or after January 1, 2012 are not entitled to vote but do earn dividends. Upon vesting, RSUs will be settled either through cash payment equal to the fair market value of the RSUs on the vesting date or through issuance of Company class A stock.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of RS and RSU award activity for the year ended December 31, 2012:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2011	110,181	$41.21	2.0	10,092	$37.81	2.0
Granted	310,651	14.34		15,760	14.34
Vested	—	—		—	—
Forfeited	(4,926)	32.65		(3,414)	38.86
Nonvested at December 31, 2012	415,906	$21.24	1.7	22,438	$21.17	1.7
On January 1, 2012, RS awards of 310,651 shares and RSU awards of 15,760 units were granted at a grant date fair value of $14.34. On January 1, 2011, RS awards of 119,315 shares and RSU awards of 14,625 units were granted at a grant date fair value of $41.26 and $38.86, respectively. On August 1, 2011, RS awards of 709 shares and RSU awards of 1,177 units were granted at a grant date fair value of $32.32 and $30.01, respectively. All of the RS shares and the RSUs will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs was $2.9 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively. Total future compensation expense for all RS and RSUs granted as of December 31, 2012, is approximately $4.4 million. Estimated future compensation expense is $3.0 million for 2013 and $1.4 million for 2014.

The Company granted 31,525 and 13,704 deferred stock units ("DSU") on January 1, 2012 and 2011, respectively, at a grant date fair value of $14.34 and $41.26, respectively. The deferred stock units are fully vested on the grant date. Each DSU entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control or death or disability as defined in the individual DSU grant agreement. Grantees of DSUs may not exercise voting rights, but are credited with dividends and those dividends will be converted into additional DSUs based on the closing price of the class A stock. Dividend equivalents units of 7,440 and 354 were granted for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, 50,705 and 11,740 deferred stock units were outstanding, respectively. Compensation expense recognized for DSUs was $0.4 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 23. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Issued Shares Classified as Common Stock	Issued Shares Classified as Redeemable Equity	Total Issued Shares
Class A stock ($0.025 par value)	80.0
December 31, 2012		33.0	7.0	40.0	—	40.0
December 31, 2011		32.4	7.6	40.0	—	40.0
December 31, 2010		32.6	7.4	40.0	—	40.0

Class B stock ($0.025 par value)	80.0
December 31, 2012		14.2	0.8	15.0	—	15.0
December 31, 2011		14.2	0.8	15.0	—	15.0
December 31, 2010		14.2	0.8	15.0	—	15.0

Class C stock ($0.025 par value)	20.0
December 31, 2012		—	0.5	0.5	—	0.5
December 31, 2011		—	0.2	0.2	0.3	0.5
December 31, 2010		—	0.2	0.2	0.3	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of stock.

The Company's class C stock was held by the Quad/Graphics Employee Ownership Plan (and can only be owned by, or transferred to, a Company employee benefit plan which is intended to satisfy the qualification requirements of Section 401 of the Internal Revenue Code). In August 2012, all of the Company's outstanding class C common shares, which were previously classified as redeemable equity, were converted into class A common shares.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at December 31, 2012, 2011 and 2010. The Company has no present plans to issue any preferred stock.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's then outstanding shares of class A, class B and class C stock for the years ended December 31, 2012, 2011 and 2010:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2012
Q4 Special Dividend	December 14, 2012	December 24, 2012	December 28, 2012	$2.00
Q4 Dividend	November 7, 2012	December 3, 2012	December 14, 2012	0.25
Q3 Dividend	August 7, 2012	September 10, 2012	September 21, 2012	0.25
Q2 Dividend	May 9, 2012	June 11, 2012	June 22, 2012	0.25
Q1 Dividend	February 28, 2012	March 12, 2012	March 23, 2012	0.25
2011
Q4 Dividend	November 10, 2011	November 30, 2011	December 10, 2011	0.20
Q3 Dividend	August 9, 2011	August 29, 2011	September 9, 2011	0.20
Q2 Dividend	May 10, 2011	May 27, 2011	June 10, 2011	0.20
2010
Q1 Dividend	January 2, 2010	January 2, 2010	January 22, 2010	0.50

In addition, as part of the July 2010 acquisition of World Color Press, there was a cash distribution of $140.0 million paid to Quad/Graphics' pre-acquisition common shareholders.

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. The Company repurchased no shares during the year ended December 31, 2012. The Company repurchased 0.4 million shares of class A stock in the open market for $8.2 million for the year ended December 31, 2011, and has $91.8 million in authorized repurchases remaining under the program as of December 31, 2012.

Redeemable equity

The Company followed the applicable GAAP and SEC authoritative guidance for redeemable stock which required the Company to record the class C stock at full redemption value at each balance sheet date to the extent the redemption of those securities is not solely within the control of the Company. Under the terms of the Articles of Incorporation, the class C common shares are required to be owned by a qualified employee retirement plan of the Company and each holder of class C stock has a continuous right to have the class C stock repurchased by the Company.

There is no redemption value of class C qualified employee retirement plan shares at December 31, 2012. The redemption value of the class C qualified employee retirement plan shares at December 31, 2011 and 2010 totaled $3.5 million, and $10.6 million, respectively.

In August 2012, the remaining 0.3 million outstanding class C common shares owned by the Quad/Graphics Employee Stock Ownership Plan were exchanged for class A common shares that were held as treasury stock. This exchange eliminated the redemption value of the class C common stock. There were no class C common shares redeemed by the Company during the years ended December 31, 2011 and 2010.

Prior to January 24, 2010, under the terms of the Company PEP Plan, class A stock held in participant accounts associated with profit sharing contributions made prior to December 31, 1999 ("Pre-2000 Accounts") could be

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

distributed to the participant upon retirement or termination in the form of stock subject to an automatic call provision. The PEP Plan was amended on January 24, 2010, to change the forms of distribution for the Pre-2000 Accounts. As a result of this PEP Plan amendment, the class A common shares in the Pre-2000 Accounts are not required to be classified as redeemable. Further, through June 30, 2010, the class A stock resulting from exercised stock options and vested stock options were also classified as redeemable equity. As a result of commencement of the trading of the Company's class A stock on the NYSE on July 6, 2010, and the shares related to the Company's non-qualified stock option plans being registered with the SEC during the third quarter of 2010, a readily tradable market now exists for the Company's class A common shares, thereby eliminating the put right under the applicable stock option agreements. The combination of these events resulted in $129.9 million being reclassified from redeemable equity to common stock and other equity on the consolidated balance sheet during 2010.

There is no redemption value of the class A common shares at December 31, 2012, 2011 and 2010 as there is now a readily tradable market. The redemption features were eliminated on 3.3 million redeemable class A common shares held by former employees at a weighted average price of $39.36 per share during the year ended December 31, 2010.

Subsequent changes to the redemption value of the securities due to changes in stock valuation or dividend declarations are charged to retained earnings, while decreases in redemption value due to elimination of redemption features are credited to additional paid-in capital and retained earnings. During the year ended December 31, 2012, the balance of redeemable equity decreased by $3.5 million as a result of the conversion of all outstanding class C common shares into class A common shares. Additional information regarding the changes in redeemable equity for the years ended December 31, 2012, 2011 and 2010 is provided in the table below:

	Class A Common Stock		Class C Common Stock		Total Redeemable Equity
	Shares	Redemption Value	Shares	Redemption Value
Balance at January 1, 2010	3.3	$133.1	0.3	$8.4	$141.5

Cash distribution from World Color Press acquisition	—	(2.4)	—	(1.3)	(3.7)
Cash dividends declared	—	(1.7)	—	(0.1)	(1.8)
Elimination of redemption features	(3.3)	(129.9)	—	—	(129.9)
Stock-based compensation charges	—	2.5	—	—	2.5
Sale of stock for options exercised	—	0.2	—	—	0.2
Increase (decrease) in redemption value of redeemable equity	—	(1.8)	—	3.6	1.8
Balance at December 31, 2010	—	$—	0.3	$10.6	$10.6

Cash dividends declared	—	—	—	(0.3)	(0.3)
Decrease in redemption value of redeemable equity	—	—	—	(6.8)	(6.8)
Balance at December 31, 2011	—	$—	0.3	$3.5	$3.5

Cash dividends declared	—	—	—	(0.2)	(0.2)
Redeemable equity exchange	—	—	(0.3)	(4.3)	(4.3)
Increase in redemption value of redeemable equity	—	—	—	1.0	1.0
Balance at December 31, 2012	—	$—	—	$—	$—

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 24. Segment Information

The Company operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. As a result of the divestiture of the Company's Canadian operations to Transcontinental on March 1, 2012 (see Note 4), the former North America Print and Related Services segment is now referred to as the United States Print and Related Services segment. All United States Print and Related Services segment amounts have been restated to exclude the Canadian discontinued operations, unless otherwise noted. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company's reportable and operating segments and their product and service offerings are summarized below:

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, catalogs, consumer magazines, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging and other commercial and specialty printed products, together with the related service offerings, including marketing strategy, media planning and placement, data insights, creative services, videography, photography, workflow solutions, digital imaging, digital publishing, interactive print solutions such as image recognition, augmented reality and near field communication, and response data analytics services, mailing, distribution, logistics and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

							Restructuring, Impairment and Transaction-Related Charges
	Net Sales		Operating Income/(Loss)	Total Assets	Depreciation and Amortization	Capital Expenditures
	Products	Services
Year ended December 31, 2012
United States Print and Related Services	$3,151.3	$446.6	$216.5	$3,411.1	$303.7	$79.4	$48.5
International	487.3	8.8	(24.8)	585.9	33.0	24.1	26.3
Total operating segments	3,638.6	455.4	191.7	3,997.0	336.7	103.5	74.8
Corporate	—	—	(85.2)	101.9	1.9	—	43.5
Total	$3,638.6	$455.4	$106.5	$4,098.9	$338.6	$103.5	$118.3

Year ended December 31, 2011
United States Print and Related Services	$3,338.1	$488.0	$271.6	$4,016.4	$308.4	$151.9	$55.3
International	487.5	11.0	(19.4)	589.0	34.3	16.3	7.3
Total operating segments	3,825.6	499.0	252.2	4,605.4	342.7	168.2	62.6
Corporate	—	—	(95.3)	129.8	1.9	0.1	51.4
Total	$3,825.6	$499.0	$156.9	$4,735.2	$344.6	$168.3	$114.0

Year ended December 31, 2010
United States Print and Related Services	$2,470.5	$361.0	$205.1	$4,200.4	$239.9	$73.1	$55.8
International	343.2	11.1	(53.2)	596.1	25.1	23.0	33.3
Total operating segments	2,813.7	372.1	151.9	4,796.5	265.0	96.1	89.1
Corporate	—	—	(90.3)	150.5	2.4	16.5	58.4
Total	$2,813.7	$372.1	$61.6	$4,947.0	$267.4	$112.6	$147.5

Restructuring, impairment and transaction-related charges for the years ended December 31, 2012, 2011 and 2010 are further described in Note 5, and are included in the Operating Income/(Loss) results by segment above. Total assets of the Canadian discontinued operations of $177.5 million as of December 31, 2011, and capital expenditures of the Canadian discontinued operations of $7.2 million for the year ended December 31, 2011, are included in the United States Print and Related Services segment above.

A reconciliation of operating income to earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entities as reported in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Operating income from continuing operations	$106.5	$156.9	$61.6
Less: interest expense	84.0	108.0	92.9
Less: loss on debt extinguishment	—	34.0	—
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entities	$22.5	$14.9	$(31.3)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 25. Geographic Area and Product Information

The table below presents net sales and long-lived assets by geographic region for the years ended December 31, 2012, 2011 and 2010. The amounts in this table differ from the segment data presented in Note 24 because each operating segment includes operations in multiple geographic regions, based on the Company's management reporting structure.

	U.S.	Europe	Latin America	Other	Combined
2012
Net Sales
Products	$3,133.7	$174.7	$323.1	$7.1	$3,638.6
Services	442.1	11.0	—	2.3	455.4
Property, plant and equipment	1,689.4	122.0	114.7	0.3	1,926.4

2011
Net Sales
Products	$3,313.6	$196.8	$303.9	$11.3	$3,825.6
Services	485.0	12.6	—	1.4	499.0
Property, plant and equipment	1,871.0	145.8	106.3	0.2	2,123.3

2010
Net Sales
Products	$2,447.0	$196.3	$161.1	$9.3	$2,813.7
Services	358.6	12.6	—	0.9	372.1

The table below presents consolidated net sales by products and services for the years ended December 31, 2012, 2011 and 2010.

Products and Services	2012	2011	2010
Catalog, magazines and retail inserts	$2,711.4	$2,826.0	$2,173.1
Direct mail, books, directories and other printed products	894.9	964.1	614.1
Other	32.3	35.5	26.5
Total products	$3,638.6	$3,825.6	$2,813.7

Logistics services	$349.4	$370.4	$268.5
Imaging and other services	106.0	128.6	103.6
Total services	455.4	499.0	372.1
Total net sales	$4,094.0	$4,324.6	$3,185.8

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 26. Subsequent Events

Acquisition of Vertis

On January 16, 2013, the Company completed its acquisition of substantially all of the assets of Vertis, a leading provider of retail advertising inserts, direct marketing and in-store marketing solutions. As an asset acquisition, the Company did not assume certain assets and liabilities of Vertis and its subsidiaries in the transaction, including, among other liabilities, their underfunded pension and retirement obligations. The purchase price of $267.4 million includes the payment of $97.4 million for current assets that are in excess of normalized working capital requirements. A final working capital settlement will occur in 2013, and may adjust the purchase price. The Company used cash on hand and drew on its revolving credit facility to finance the acquisition.

The following unaudited pro forma combined financial information presents the Company's results as though Quad/Graphics and Vertis had combined at January 1, 2012. The pro forma information has been prepared with the following considerations:

(1)
The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting under existing GAAP. Quad/Graphics is the acquirer for accounting purposes.

(2)
The pro forma combined financial information does not reflect any operating cost synergy savings that the combined company may achieve as a result of the acquisition, the costs necessary to achieve these operating synergy savings or additional charges necessary as a result of the integration.

Year Ended December 31,
2012
(pro forma)
Pro forma net sales	$5,166.7
Pro forma net earnings from continuing operations attributable to common shareholders	59.0
Pro forma diluted earnings per share from continuing operations attributable to common shareholders	1.18

The Company has recorded a preliminary allocation of the purchase price to Vertis' tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the January 16, 2013 acquisition date. The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$4.1
Accounts receivable	137.1
Other current assets	38.3
Property, plant and equipment	125.8
Identifiable intangible assets	19.7
Current liabilities	(44.4)
Other long-term liabilities	(13.2)
Purchase price	$267.4

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The preliminary allocation of the purchase price and unaudited pro forma condensed consolidated financial information is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price of $267.4 million was classified as Level 3 in the valuation hierarchy (see Note 18 for the definition of Level 3 inputs). Purchased identifiable customer relationship intangible assets will be amortized on a straight-line basis over six years. The Company expects to complete the purchase price allocation during 2013 and may adjust the amounts recorded as of January 16, 2013, to reflect the final valuation. This final valuation of the assets and liabilities could have a material impact on the pro forma condensed combined statement of operations and preliminary purchase price allocation disclosed above.

Declaration of Quarterly Dividend

On March 4, 2013, the Company declared a quarterly dividend of $0.30 per share, which will be paid on March 29, 2013, to shareholders of record as of March 18, 2013.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management, including the Company's Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management has concluded that, as of December 31, 2012, the Company's internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this Item 9A, "Controls and Procedures," is contained in Item 8, Financial Statements and Supplementary Data," of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Item 9B.	Other Information

The Company has no other information to report pursuant to this item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Miscellaneous—Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1, "Business," of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption "Corporate Governance—Board Committees—Audit Committee" in the Proxy Statement and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2012. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 22, "Stock and Incentive Programs," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	4,896,174	$20.34	969,713
Equity compensation plans not approved by security holders	—	—	—
Total	4,896,174	20.34	969,713
______________________________

(1)	Consists of the Company's 2010 Omnibus Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

3.	Exhibits—The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page in this Form 10-K

Report of Independent Registered Public Accounting Firm	67
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012	69
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2012	70
Consolidated Balance Sheets as of December 31, 2012 and 2011	71
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012	72
Consolidated Statements of Redeemable Equity, Common Stock and Other Equity and Noncontrolling Interests for each of the three years in the period ended December 31, 2012	73
Notes to Consolidated Financial Statements	75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March 2013.

QUAD/GRAPHICS, INC.

By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Joel Quadracci	Chairman, President and Chief Executive Officer	March 8, 2013
J. Joel Quadracci	(Principal Executive Officer)

/s/ John C. Fowler	Executive Vice President and Chief Financial Officer	March 8, 2013
John C. Fowler	(Principal Financial Officer)

/s/ David J. Honan	Vice President, Corporate Controller and Chief Accounting Officer	March 8, 2013
David J. Honan	(Principal Accounting Officer)

/s/ Betty Ewens Quadracci	Director	March 8, 2013
Betty Ewens Quadracci

/s/ William J. Abraham, Jr.	Director	March 8, 2013
William J. Abraham, Jr.

/s/ Douglas P. Buth	Director	March 8, 2013
Douglas P. Buth

/s/ Christopher B. Harned	Director	March 8, 2013
Christopher B. Harned

/s/ Thomas O. Ryder	Director	March 8, 2013
Thomas O. Ryder

/s/ John S. Shiely	Director	March 8, 2013
John S. Shiely

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2.1)+
Arrangement Agreement, dated as of January 25, 2010, between Quad/Graphics, Inc. and World Color Press Inc., as acceded to by 7345933 Canada Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-4 (Reg. No 333-165259)).

(2.2)+
Asset Purchase Agreement by and among Vertis Holdings, Inc., Quad/Graphics Marketing, LLC and Quad/Graphics, Inc., dated as of October 10, 2012 (incoporated by reference to Exhibit 2 to the Company's Quarterly Report on form 10-Q for the quarter ended September 30, 2012 and filed on November 8, 2012).

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

Exhibit Number	Exhibit Description
(10.1)++	Quad/Graphics, Inc. 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.2)++	Form of Stock Option Agreement under the 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

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

(10.16)++
Quad/Graphics, Inc. 2010 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and filed on August 8, 2012).

(10.17)++
Form of Stock Option Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).

(10.18)++
Form of Stock Option and Dividend Equivalent Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incoporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed on May 10, 2012).

(10.19)++
Form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).

(10.20)++
Form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed on May 10, 2012).

(10.21)++
Form of Deferred Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).

(10.22)++
Form of Performance Share Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 13, 2012 and filed on December 19, 2012).

(10.23)++
Form of Performance Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 13, 2012 and filed on December 19, 2012).

(10.24)++
Quad/Graphics, Inc. Synergy Rewards Program and Bonus Pool Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed on November 15, 2010).

(10.25)++
Severance Agreement and General Release, dated December 23, 2011, between Quad/Graphics, Inc. and Brian Freschi (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and filed on February 29, 2012).

Exhibit Number	Exhibit Description
(21)	Subsidiaries of Quad/Graphics, Inc.

(23)	Consent of Deloitte & Touche LLP.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99)
Proxy Statement for the 2013 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2012; except to the extent specifically incorporated by reference, the Proxy Statement for the 2013 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101*)
Financial statements from the Annual Report on Form 10-K of Quad/Graphics, Inc. for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Redeemable Equity, Common Stock and Other Equity and Noncontrolling Interests, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

______________________________

+
Schedules, exhibits and annexes to this agreement are not filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule, exhibit or annex to the Securities and Exchange Commission upon request.

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