Form 10-Q
period 2013-03-31
Quad/Graphics, Inc.
filed 2013-05-08
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of May 1, 2013

Class A Common Stock	33,462,293

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net sales
Products	$982.5	$875.2
Services	147.0	114.4
Total net sales	1,129.5	989.6
Cost of sales
Products	801.4	686.7
Services	108.4	86.2
Total cost of sales	909.8	772.9
Operating expenses
Selling, general and administrative expenses	105.9	92.0
Depreciation and amortization	88.8	84.6
Restructuring, impairment and transaction-related charges	25.9	38.2
Total operating expenses	1,130.4	987.7
Operating income (loss) from continuing operations	(0.9)	1.9
Interest expense	21.9	21.4
Loss from continuing operations before income taxes and equity in earnings of unconsolidated entities	(22.8)	(19.5)
Income tax benefit	(8.5)	(33.8)
Earnings (loss) from continuing operations before equity in earnings of unconsolidated entities	(14.3)	14.3
Equity in earnings of unconsolidated entities	0.2	1.1
Net earnings (loss) from continuing operations	$(14.1)	$15.4
Loss from discontinued operations, net of tax	—	(3.2)
Gain on disposal of discontinued operations, net of tax	—	35.3
Net earnings (loss)	$(14.1)	$47.5
Net (earnings) loss attributable to noncontrolling interests	0.1	(0.1)
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(14.0)	$47.4

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$(0.31)	$0.33
Discontinued operations	—	0.68
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$(0.31)	$1.01
Diluted:
Continuing operations	$(0.31)	$0.33
Discontinued operations	—	0.68
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$(0.31)	$1.01

Weighted average number of common shares outstanding:
Basic	46.8	46.8
Diluted	46.8	46.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net earnings (loss)	$(14.1)	$47.5

Other comprehensive income (loss)
Foreign currency translation adjustments	(2.3)	13.0
Pension and other postretirement benefit liability amortization, net of tax	(0.8)	(0.3)
Total other comprehensive income (loss)	(3.1)	12.7

Total comprehensive income (loss)	(17.2)	60.2

Less: comprehensive (income) loss attributable to noncontrolling interests	0.1	(0.1)

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(17.1)	$60.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$24.2	$16.9
Receivables, less allowances for doubtful accounts of $72.5 at March 31, 2013 and $70.8 at December 31, 2012	661.8	585.1
Inventories	291.5	242.9
Prepaid expenses and other current assets	48.9	74.6
Deferred income taxes	65.1	55.7
Short-term restricted cash	11.7	14.8
Total current assets	1,103.2	990.0

Property, plant and equipment—net	2,012.9	1,926.4
Goodwill	768.2	768.6
Other intangible assets—net	232.3	229.9
Long-term restricted cash	44.6	45.7
Equity method investments in unconsolidated entities	67.1	72.0
Other long-term assets	65.7	66.3
Total assets	$4,294.0	$4,098.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$376.8	$285.8
Amounts owing in satisfaction of bankruptcy claims	2.6	9.3
Accrued liabilities	323.3	334.0
Short-term debt and current portion of long-term debt	118.3	113.3
Current portion of capital lease obligations	11.1	10.4
Total current liabilities	832.1	752.8

Long-term debt	1,366.8	1,211.7
Unsecured notes to be issued	19.6	23.8
Capital lease obligations	14.1	15.3
Deferred income taxes	365.3	363.9
Other long-term liabilities	487.5	495.7
Total liabilities	3,085.4	2,863.2

Commitments and contingencies (Note 11)

Quad/Graphics common stock and other equity (Note 20)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	975.4	985.6
Treasury stock, at cost	(263.4)	(279.3)
Retained earnings	558.5	588.1
Accumulated other comprehensive loss	(63.5)	(60.4)
Quad/Graphics common stock and other equity	1,208.4	1,235.4
Noncontrolling interests	0.2	0.3
Total common stock and other equity and noncontrolling interests	1,208.6	1,235.7
Total liabilities and shareholders' equity	$4,294.0	$4,098.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net earnings (loss)	$(14.1)	$47.5
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	88.8	84.6
Impairment charges	3.7	8.4
Amortization of debt issuance costs	1.0	1.1
Stock-based compensation charges	5.2	3.6
Gain on disposal of discontinued operations, net of tax	—	(35.3)
(Gain) loss on sales or disposal of property, plant and equipment	(0.1)	1.1
Deferred income taxes	(8.0)	(13.5)
Equity in earnings of unconsolidated entities	(0.2)	(1.1)
Dividends from unconsolidated entities	5.0	—
Changes in operating assets and liabilities—net of acquisitions	40.1	14.2
Net cash provided by operating activities	121.4	110.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(28.3)	(21.6)
Cost investment in unconsolidated entities	(0.3)	(18.1)
Proceeds from the sale of property, plant and equipment	5.4	2.4
Transfers from restricted cash	4.2	7.5
Deposit refunded related to business exchange transaction (Note 4)	—	50.0
Purchase price payments on business exchange transaction (Note 4)	—	(4.2)
Acquisition of Vertis—net of cash acquired (Note 3)	(237.4)	—
Acquisition of other businesses—net of cash acquired	(1.5)	(6.6)
Net cash (used in) provided by investing activities	(257.9)	9.4

FINANCING ACTIVITIES
Payments of long-term debt	(10.2)	(4.5)
Payments of capital lease obligations	(2.6)	(13.4)
Borrowings on revolving credit facilities	487.2	40.2
Payments on revolving credit facilities	(314.4)	(116.0)
Bankruptcy claim payments on unsecured notes to be issued	(4.2)	(7.4)
Proceeds from issuance of common stock	0.5	—
Payment of cash dividends	(14.0)	(11.7)
Net cash provided by (used in) financing activities	142.3	(112.8)
Effect of exchange rates on cash and cash equivalents	1.5	(5.7)
Net increase in cash and cash equivalents	7.3	1.5
Cash and cash equivalents at beginning of period	16.9	25.6
Cash and cash equivalents at end of period	$24.2	$27.1

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of Vertis (Note 3):
Fair value of assets acquired—net of cash	$329.3
Liabilities assumed	(66.0)
Deposit paid related to Vertis acquisition	(25.9)
Acquisition of Vertis—net of cash acquired	$237.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2012, and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC on March 8, 2013.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2013 and 2012. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

On January 16, 2013, the Company completed the acquisition of substantially all of the assets of Vertis Holdings, Inc. ("Vertis") pursuant to the terms of the Asset Purchase Agreement (the "Asset Agreement") dated October 10, 2012. Vertis' results of operations, assets acquired and liabilities assumed per the terms of the Asset Agreement are included in the Company's results of operations, financial position and cash flows prospectively as of the January 16, 2013 acquisition date. The operations of Vertis are included in the United States Print and Related Services segment. See Note 3 for additional information about this acquisition.

On March 1, 2012, the sale of the Company's Canadian operations was completed. The results of operations of the Company's Canadian operations were reported as discontinued operations. During the three months ended March 31, 2012, a gain on disposal of discontinued operations was also recorded. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Canadian discontinued operations. See Note 4 for additional information about the Company's sale of the Canadian operations.

Note 2. Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. Under this new guidance, the release of cumulative translation adjustments into net income is required when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. This guidance is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company has adopted this guidance and determined that it did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued new guidance on the disclosure requirements for items reclassified out of accumulated other comprehensive income. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance does not change the current

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

requirements for reporting net income or other comprehensive income, and did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows. See Note 21 for the required disclosure.

Note 3. Acquisitions and Strategic Investments

2013 Acquisitions and Strategic Investments

On January 16, 2013, the Company completed the acquisition of substantially all of the assets of Vertis for $267.4 million, which included the payment of $97.4 million for current assets that were in excess of normalized working capital requirements, pursuant to the terms of the Asset Agreement. Vertis was a leading provider of retail advertising inserts, direct marketing and in-store marketing solutions. The acquisition of Vertis enhanced the Company's position as a leader in the production of retail advertising inserts, direct marketing and in-store marketing solutions that the Company can provide to its clients and enhanced its integrated offerings. This was accounted for using the acquisition method of accounting under GAAP. As an asset acquisition, the Company did not acquire certain assets and assume certain liabilities of Vertis and its subsidiaries in the transaction, including, among other liabilities, their underfunded pension and retirement obligations. The Company used cash on hand and borrowings under its revolving credit facility to finance the acquisition.

The Company made a $25.9 million deposit in October 2012, in accordance with the terms of the Asset Agreement. This deposit was applied to the purchase price upon the January 16, 2013 consummation of the acquisition. As of December 31, 2012, the deposit was classified in prepaid expenses and other current assets in the consolidated balance sheet.

The following unaudited pro forma combined financial information presents the Company's results as if the Company had acquired Vertis on January 1, 2012. The unaudited pro forma information has been prepared with the following considerations:

(1)
The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting under existing GAAP. The Company is the acquirer for accounting purposes.

(2)
The pro forma combined financial information does not reflect any operating cost synergy savings that the combined company may achieve as a result of the acquisition, the costs necessary to achieve these operating synergy savings or additional charges necessary as a result of the integration.

	Three Months Ended March 31,
	2013	2012
	(pro forma)	(pro forma)
Pro forma net sales	$1,167.6	$1,251.1
Pro forma net earnings (loss) from continuing operations attributable to common shareholders	(17.8)	13.1
Pro forma diluted earnings (loss) per share from continuing operations attributable to common shareholders	(0.39)	0.28

During the period under Quad/Graphics ownership, Vertis' financial results were included in the condensed consolidated statement of operations. Disclosure of the financial results of Vertis since the acquisition date is not practicable as it is not being operated as a standalone business, and has been combined with the Company's existing operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

The Company recorded a preliminary allocation of the purchase price to tangible and identifiable assets acquired and liabilities assumed, including certain contingent liabilities, based on their fair values as of the January 16, 2013 acquisition date. The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$4.1
Accounts receivable	129.5
Other current assets	43.1
Property, plant and equipment	137.0
Identifiable intangible assets	19.7
Current liabilities	(53.1)
Other long-term liabilities	(12.9)
Purchase price	$267.4

The preliminary allocation of the purchase price and unaudited pro forma condensed consolidated financial information is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $267.4 million was classified as Level 3 in the valuation hierarchy (see Note 15 for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized on a straight-line basis over six years. The final purchase price, as well as the purchase price allocation, is subject to post-closing adjustments pursuant to the terms of the Asset Agreement and to completion of the final valuation of the net assets acquired. The final valuation is expected to be completed as soon as is practicable but no later than 12 months after the closing date of the acquisition and could have a material impact on the preliminary purchase price allocation disclosed above.

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

Note 4. Discontinued Operations

On March 1, 2012, the Company completed the sale of its Canadian operations to Transcontinental Inc. ("Transcontinental"). The Company sold its Canadian operations in exchange for acquiring 100% of Transcontinental's Mexican operations. In addition, Transcontinental assumed pension and post-retirement obligations pertaining to approximately 1,500 Canadian employees, located among the seven facilities sold to Transcontinental.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

The gain on disposal of discontinued operations, net of tax, recognized during the three months ended March 31, 2012, was determined as follows:

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

The following table summarizes the results of operations of the Canadian operations, which are included in the loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for the period from January 1, 2012 through March 1, 2012:

2012
Total net sales	$32.2

Loss from discontinued operations before income taxes	(3.2)
Income tax expense	—
Loss from discontinued operations, net of tax	$(3.2)

Prior to the March 1, 2012 closing, the Company continued to execute restructuring events related to plant closures, workforce reductions and other restructuring initiatives, as well as transaction costs related to the sale of the Canadian operations. Due to these initiatives, the Company recognized $1.7 million in restructuring, impairment and transaction-related costs for the three months ended March 31, 2012, within discontinued operations in the condensed consolidated statement of operations.

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2013 and 2012, as follows:

	Three Months Ended March 31,
	2013	2012
Employee termination charges	$3.4	$10.4
Impairment charges	3.7	8.4
Transaction-related charges	3.0	1.5
Integration costs	5.4	11.9
Other restructuring charges	10.4	6.0
Total	$25.9	$38.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

The costs related to these activities have been recorded on the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 22 for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure as part of the integration of the July 2, 2010 acquisition of World Color Press Inc. ("World Color Press"). The Company has since expanded its restructuring program to include the cost reduction programs associated with the September 8, 2011 Transcontinental Mexico acquisition, the January 16, 2013 Vertis acquisition as well as other cost reduction programs.

During the three months ended March 31, 2013, the Company announced the closures of the Bristol, Pennsylvania, Dubuque, Iowa, and Vancouver, British Columbia, Canada plants. Since 2010, the Company has announced a total of 18 plant closures and has reduced headcount by approximately 6,500. As a result of these restructuring programs, the Company recorded the following charges for the three months ended March 31, 2013 and 2012:

•
Employee termination charges of $3.4 million and $10.4 million during the three months ended March 31, 2013, and 2012, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $5.4 million and $11.9 million during the three months ended March 31, 2013 and 2012, respectively. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

•
Other restructuring charges of $10.4 million were recorded by the Company during the three months ended March 31, 2013, which consisted of: (1) $4.2 million of vacant facility carrying costs, (2) $2.2 million of equipment and infrastructure removal costs from closed plants and (3) $4.0 million of lease exit charges. Other restructuring charges of $6.0 million were recorded by the Company during the three months ended March 31, 2012, which consisted of: (1) $3.5 million of vacant facility carrying costs, (2) $2.2 million of equipment and infrastructure removal costs from closed plants and (3) $0.3 million of other restructuring charges.

The restructuring charges recorded are based on plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

As a result of plant closures related to capacity reduction restructuring initiatives, certain buildings and equipment are no longer utilized in production. The Company recognized impairment charges of $3.7 million during the three months ended March 31, 2013, primarily related to the Company's closed Dubuque, Iowa and Vancouver, British Columbia facilities. The Company recognized impairment charges of $8.4 million during the three months ended March 31, 2012, primarily related to the Company's vacant Pila, Poland facility. The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 15 for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. These assets were adjusted to their estimated fair values at the time of impairment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $3.0 million (of which $2.7 million was related to the acquisition of Vertis) and $1.5 million during the three months ended March 31, 2013 and 2012, respectively. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the three months ended March 31, 2013, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2012	$6.1	$—	$0.9	$3.5	$22.8	$33.3
Expense from continuing operations	3.4	3.7	3.0	5.4	10.4	25.9
Cash payments	(3.2)	—	(3.1)	(5.0)	(8.9)	(20.2)
Non-cash adjustments	—	(3.7)	—	—	—	(3.7)
Balance at March 31, 2013	$6.3	$—	$0.8	$3.9	$24.3	$35.3

These reserves are classified as current liabilities in the condensed consolidated balance sheets as the Company expects to complete these restructuring program actions within the next twelve months.

Note 6. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. No indications of impairment were identified during the three months ended March 31, 2013. Goodwill at March 31, 2013 and December 31, 2012, did not include any accumulated impairment losses. No goodwill impairment was recorded during the three months ended March 31, 2013 or 2012.

Activity impacting the Company's goodwill for the three months ended March 31, 2013, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2012	$738.2	$30.4	$768.6
Sale of business (See Note 10)	—	(0.5)	(0.5)
Translation adjustment	—	0.1	0.1
Balance at March 31, 2013	$738.2	$30.0	$768.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

During the three months ended March 31, 2013, there was a $19.7 million increase in the customer relationships intangible asset related to the Vertis acquisition (see Note 3). The components of other intangible assets at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013				December 31, 2012
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.5	$(9.4)	$1.1	5	$10.5	$(9.4)	$1.1
Customer relationships	6	403.3	(175.3)	228.0	6	383.6	(158.7)	224.9
Capitalized software	5	4.1	(2.9)	1.2	5	4.1	(2.6)	1.5
Acquired technology	5	8.0	(6.0)	2.0	5	8.0	(5.6)	2.4

Total finite-lived intangible assets		$425.9	$(193.6)	$232.3		$406.2	$(176.3)	$229.9

Amortization expense for other intangible assets was $17.3 million and $16.8 million for the three months ended March 31, 2013 and 2012, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2013:

Amortization Expense
Remainder of 2013	$51.8
2014	68.8
2015	68.0
2016	36.2
2017	3.9
2018 and thereafter	3.6
Total	$232.3

Note 7. Inventories

The components of the Company's inventories at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
Raw materials and manufacturing supplies	$177.8	$154.2
Work in process	62.6	45.1
Finished goods	51.1	43.6
Total	$291.5	$242.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 8. Property, Plant and Equipment

The components of the Company's property, plant and equipment at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
Land	$154.9	$136.1
Buildings	926.0	904.6
Machinery and equipment	3,479.3	3,415.0
Other	232.1	208.7
Construction in progress	32.9	28.2
	4,825.2	4,692.6
Less: accumulated depreciation	(2,812.3)	(2,766.2)
Total	$2,012.9	$1,926.4

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

During the three months ended March 31, 2013, there was a $137.0 million increase in property, plant and equipment related to the Vertis acquisition (see Note 3).

The Company recorded impairment charges of $3.7 million and $8.4 million for the three months ended March 31, 2013 and 2012, respectively, to reduce the carrying amounts of certain buildings and production equipment no longer utilized to fair value (see Note 5).

The Company recognized depreciation expense of $71.5 million and $67.8 million for the three months ended March 31, 2013 and 2012, respectively.

Assets Held for Sale from Continuing Operations

Certain closed facilities are considered held for sale. There were no assets held for sale from continuing operations as of March 31, 2013. The net book value of the assets held for sale from continuing operations was $4.2 million as of December 31, 2012. These assets were valued at their fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 15 for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale from continuing operations are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Note 9. Restricted Cash

The components of the Company's restricted cash at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
Defeasance of unsecured notes to be issued (see Note 12)	$56.3	$60.5
Less: short-term restricted cash	(11.7)	(14.8)
Long-term restricted cash	$44.6	$45.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
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

On January 1, 2013, the Company sold 100% of its ownership interest in two wholly-owned Brazilian entities (Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A.) to Plural for a purchase price of $4.9 million (recorded in receivables in the Company's condensed consolidated balance sheets). The Company recorded a $1.7 million gain on the sale during the three months ended March 31, 2013, which is recorded within selling, general and administrative expenses in the Company's condensed consolidated statements of operations. As a result of the sale to Plural, the Company no longer controls these entities (the Company now owns 49% of these entities through its ownership interest in Plural), and thus the assets and liabilities of the entities sold have been deconsolidated in accordance with GAAP. Since the sale to Plural, the Company's ownership interest in the results of operations of these entities are included in equity in earnings of unconsolidated entities in the condensed consolidated statements of operations.

The combined condensed statements of operations for Plural and Chile for the three months ended March 31, 2013 and 2012, are presented below:

	Three Months Ended March 31,
	2013	2012
Net sales	$56.8	$52.6
Operating income	1.8	3.8
Net earnings	0.7	2.3

Note 11. Commitments and Contingencies

Litigation

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material impact on the condensed consolidated financial statements of the Company.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

certain other types of claims are entitled to receive a combination of Quad/Graphics common stock and cash, in accordance with the terms of the World Color Press acquisition agreement.

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $2.6 million and $9.3 million of such recorded claims have yet to be paid as of March 31, 2013 and December 31, 2012, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. In the event that the total of all allowed Class 3 Claims exceeds $150.0 million, each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which is $89.2 million). In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 Claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 Claim or (2) upon all Class 3 Claims being resolved any excess amount will revert to the Company. In the three months ended March 31, 2013, $4.2 million was paid to Class 3 Claim creditors. At March 31, 2013, $56.3 million remains and is classified as restricted cash in the condensed consolidated balance sheets (see Note 9). Based on the Company's analysis of the outstanding claims, the Company has a liability of $19.6 million at March 31, 2013, classified as unsecured notes to be issued in the condensed consolidated balance sheet.

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2012	$60.5	$23.8
Class 3 Claim payments during 2013	(4.2)	(4.2)
Balance at March 31, 2013	$56.3	$19.6

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, amounts owing in satisfaction of bankruptcy claims on the condensed consolidated balance sheet could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's estimate of total Class 3 Claim liability is $52.5 million ($32.9 million paid plus the $19.6 million remaining estimated liability as of March 31, 2013). In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 13. Debt

Long-term debt consisted of the following as of March 31, 2013, and December 31, 2012:

	March 31, 2013	December 31, 2012
Master note and security agreement	$551.9	$553.9
Term loan A—$450.0 million	438.8	444.4
Term loan B—$200.0 million	196.2	196.7
Revolving credit facility—$850.0 million	222.7	50.0
International term loan—$73.0 million	60.2	63.3
International revolving credit facility—$15.3 million	7.0	6.8
Other	8.3	9.9
Total debt	$1,485.1	$1,325.0
Less: short-term debt and current portion of long-term debt	(118.3)	(113.3)
Long-term debt	$1,366.8	$1,211.7

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.5 billion at March 31, 2013. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 15 for the definition of Level 2 inputs).

As of March 31, 2013, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2013 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2013, the Company's leverage ratio was 2.50 to 1.00).

•
 On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended March 31, 2013, the Company's interest coverage ratio was 7.62 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended March 31, 2013, the Company's fixed charge coverage ratio was 4.04 to 1.00).

•	Consolidated net worth of at least $780.8 million (as of March 31, 2013, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.14 billion).

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 14. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period. The effective income tax rate for the interim period can differ from the statutory tax rate, as it reflects changes in valuation allowances due to expected current year earnings or loss and other discrete items, such as changes in the liability for unrecognized tax benefits related to establishment and settlement of income tax exposures.

During the three months ended March 31, 2012, the Company's liability for unrecognized tax benefits was reduced by $70.9 million, primarily related to settlement of Internal Revenue Service ("IRS") audits. In connection with the settlements, the Company recorded an income tax benefit of $31.2 million in the condensed consolidated statement of operations. The Company's unrecognized tax benefits did not materially change for the three months ended March 31, 2013. The Company does not anticipate a material change in unrecognized tax benefits within the next 12 months.

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

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of March 31, 2013.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of March 31, 2013, and December 31, 2012. See Note 13 for further discussion on the fair value of the Company's debt.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 3 for further discussion on acquisitions and Note 5 for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets.

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

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. During the three months ended March 31, 2013 and 2012, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.

The Company settled the short-term foreign currency forward exchange contract to hedge exchange rate exposure on the 50.0 million Canadian dollars deposit related to the Transcontinental Mexico acquisition on March 1, 2012 (see Note 4). There were no open foreign currency exchange contracts as of March 31, 2013. For the three months ended March 31, 2013 and 2012, there was no impact of hedge ineffectiveness on the condensed consolidated statements of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Single employer pension and postretirement obligations	$279.1	$288.3
Multiemployer pension plans—withdrawal liability	71.3	74.3
Tax-related liabilities	25.1	22.0
Employee-related liabilities	53.1	53.5
Other	58.9	57.6
Total	$487.5	$495.7

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

The components of the net pension (income) expense and net postretirement benefits income from continuing operations for the three months ended March 31, 2013 and 2012, are as follows:

	Three Months Ended March 31,
	2013	2012
Pension (income) expense
Service cost	$—	$0.1
Interest cost	7.0	7.8
Expected return on plan assets	(7.5)	(6.8)
Net periodic pension benefit (income) expense	(0.5)	1.1
Amortization of net loss and other	0.1	0.1
Net pension (income) expense	$(0.4)	$1.2

Postretirement benefits income
Service cost	$—	$0.1
Interest cost	—	0.3
Amortization of deferred gains, net	(1.4)	(0.5)
Net postretirement benefits income	$(1.4)	$(0.1)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

During the three months ended March 31, 2013, the Company made the following contributions and benefit payments to its defined benefit pension and postretirement plans:

Three Months Ended
March 31, 2013
Contributions on qualified pension plans	$8.6
Benefit payments on non-qualified pension plans	0.2
Benefit payments on postretirement plans	0.1
Total benefit plan payments	$8.9

Multiemployer Pension Plans

The Company has withdrawn from all significant multiemployer pension plans ("MEPPs") and, during 2011, replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and will require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a $98.6 million estimated withdrawal liability based on information provided by each plan's trustee, as part of the purchase price allocation for World Color Press.

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in reserves established by the Company for the withdrawals. The Company is in the process of determining the final withdrawal payment with both MEPPs' administrators, and the withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. During this process the Company has been making monthly payments as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators. As of March 31, 2013, the Company has reserved $83.8 million as its estimate of the total MEPPs withdrawal liability, of which $71.3 million is recorded in other long-term liabilities, $7.0 million is recorded in accrued liabilities and $5.5 million is recorded as a World Color Press bankruptcy liability in unsecured notes to be issued in the condensed consolidated balance sheet. This estimate may increase or decrease depending on the final agreement with the MEPPs' administrators.

Note 18. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed by dividing net earnings (loss) attributable to Quad/Graphics common shareholders, which is income excluding the allocation of participating securities, by the weighted average common shares outstanding of 46.8 million shares for both the three months ended March 31, 2013 and 2012. The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Due to the net loss from continuing operations attributable to Quad/Graphics common shareholders incurred during the three months ended March 31, 2013, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted earnings (loss) per share attributable to Quad/Graphics common shareholders calculation. Anti-dilutive equity incentive instruments of 3.2 million class A common shares were excluded from the computations of diluted net earnings (loss) per share for the three months ended March 31, 2012. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

the computation of earnings per share pursuant to the two-class method. The Company's participating securities are composed of unvested stock options granted on November 18, 2011.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, including the impact of discontinued operations, for the three months ended March 31, 2013 and 2012, are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net earnings (loss) from continuing operations	$(14.1)	$15.4
Adjustments to net earnings (loss) from continuing operations
Net (earnings) loss attributable to noncontrolling interests	0.1	(0.1)
Allocation to participating securities	(0.3)	—
Net earnings (loss) from continuing operations	$(14.3)	$15.3

Loss from discontinued operations, net of tax	$—	$(3.2)
Adjustment to loss from discontinued operations, net of tax
Gain on disposal of discontinued operations, net of tax	—	35.3
Income from discontinued operations, net of tax	$—	$32.1

Net earnings (loss) attributable to Quad/Graphics common shareholders	$(14.0)	$47.4
Adjustments to net earnings (loss) attributable to Quad/Graphics common shareholders
Allocation to participating securities	(0.3)	—
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(14.3)	$47.4

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	46.8	46.8
Plus: effect of dilutive equity incentive instruments	—	0.1
Diluted weighted average number of common shares outstanding for all classes of common shares	46.8	46.9

Net earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$(0.31)	$0.33
Discontinued operations	—	0.68
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$(0.31)	$1.01

Diluted:
Continuing operations	$(0.31)	$0.33
Discontinued operations	—	0.68
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$(0.31)	$1.01

Cash dividends paid per common share for all classes of common shares	$0.30	$0.25

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 19. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. The Omnibus plan provides that an aggregate 5,871,652 shares of class A stock reserved for issuance under the Omnibus Plan, subject to adjustments as described in the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's board of directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A stock on the date of grant. As of March 31, 2013, there are 196,724 shares available for issuance under the Omnibus Plan.

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and non-employee directors, including stock options, performance shares, performance share units, restricted stock, restricted stock units and deferred stock units. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for performance share and performance share unit awards, restricted stock and restricted stock unit awards, and stock options. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $5.2 million and $3.6 million for the three months ended March 31, 2013 and 2012, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense for all equity incentive related to the equity incentive program granted as of March 31, 2013, is approximately $35.8 million. Estimated future compensation expense is $13.7 million for 2013, $16.7 million for 2014, and $5.4 million for 2015.

Stock Options

Options vest over four years, with no vesting in the first year and one-third vesting upon the second, third and fourth anniversary dates. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, death, disability or normal retirement of the grantee. Options expire no later than the tenth anniversary of the grant date, twenty-four months after termination for death, thirty-six months after termination for normal retirement or disability and 90 days after termination of employment for any other reason. Options are not credited with dividend declarations, excluding the November 18, 2011 grants. Stock options are only to be granted to employees.

There were no stock options granted under the Omnibus Plan during the three months ended March 31, 2013. The Company granted 448,154 stock options under the Omnibus Plan during the three months ended March 31, 2012, with a weighted average fair value of $2.25. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair market value of the stock options is determined using the following weighted average assumptions:

2012
Expected volatility	36.7%
Risk-free interest rate	1.3%
Expected life (years)	7
Dividend yield	7.1%

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
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

Compensation expense recognized related to stock options was $2.5 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively. Total future compensation expense for all stock options granted as of March 31, 2013 is estimated to be $17.9 million. Estimated future compensation expense is $7.6 million for 2013, $10.1 million for 2014, and $0.2 million for 2015.

The following table is a summary of the stock option activity for the three months ended March 31, 2013:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2012	4,407,125	$20.34	6.8	$15.2
Granted	—	—
Exercised	(27,832)	14.99
Cancelled/forfeited/expired	(49,279)	32.36
Outstanding at March 31, 2013	4,330,014	$20.24	6.7	$24.6

Vested and expected to vest at March 31, 2013	4,261,299	$20.19	6.6	$24.2
Exercisable at March 31, 2013	2,616,676	$19.82	6.4	$14.4

The intrinsic value of options exercisable and options outstanding at March 31, 2013 and 2012 is based on the fair value of the stock price.

The following table is a summary of the stock option exercises and vesting activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Total intrinsic value of stock options exercised	$0.2	$—
Cash received from stock option exercises	0.5	—
Total grant date fair value of stock options vested	1.8	—

Performance Share and Performance Share Units

Performance share ("PS") and performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's class A stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. Shares awarded in 2013 have a performance period of three years ending December 31, 2015. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee. Grantees receiving PS or PSU grants receive full credit for dividends during the vesting period. All such dividends will be paid to the grantee within 45 days of full vesting. Upon vesting, PSUs will be settled either through cash payment equal to the fair market value of the PSUs on the vesting date or through issuance of Company class A stock. There are no voting rights with these instruments until vesting occurs and a share of stock is issued.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of PS and PSU award activity for the three months ended March 31, 2013:

	Performance Shares			Performance Share Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2012	—	$—	—	—	$—	—
Granted	389,930	20.39		16,208	20.50
Vested	—	—		—	—
Forfeited	(19,868)	20.39		—	—
Nonvested at March 31, 2013	370,062	$20.39	2.8	16,208	$20.50	2.7

During the three months ended March 31, 2013, PS awards of 389,930 shares and PSU awards of 16,208 units were granted at a weighted-average grant date fair value of $20.39 and $20.50, respectively. On the grant dates, the target number of shares ("target shares") was granted. During the performance period, the target shares will be earned or forfeited, and additional shares, up to the maximum number of shares, may be granted at the end of the performance period. The potential payouts for nonvested awards at March 31, 2013 range from zero to 772,540 awards should certain performance targets be achieved. There were no PS or PSU awards granted during the three months ended March 31, 2012. All of the PS shares and the PSUs will vest at the end of the performance period, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense for awards granted are recognized based on the targeted payout of 100.0%, net of estimated forfeitures. Compensation expense recognized related to PS and PSUs was $0.6 million for the three months ended March 31, 2013. There was no compensation expense recognized related to PS and PSUs for the three months ended March 31, 2012. Total future compensation expense for all PS and PSUs granted as of March 31, 2013 is estimated to be $6.9 million. Estimated future compensation expense is $1.9 million for 2013, $2.5 million for 2014, and $2.5 million for 2015.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2013:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2012	415,906	$21.24	1.7	22,438	$21.17	1.7
Granted	408,146	20.39	—	32,671	20.72	—
Vested	—	—	—	—	—	—
Forfeited	(38,872)	19.13	—	—	—	—
Nonvested at March 31, 2013	785,180	$20.95	2.2	55,109	$20.90	2.3

During the three months ended March 31, 2013, RS awards of 408,146 shares and RSU awards of 32,671 units were granted at a grant date fair value of $20.39 and $20.72, respectively. During the three months ended March 31, 2012, RS awards of 310,651 shares and RSU awards of 15,760 units were granted at a grant date fair value of $14.34. All of the RS shares and the RSUs will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized related to RS and RSUs was $1.4 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. Total future compensation expense for all RS and RSUs granted as of March 31, 2013 is estimated to be $11.0 million. Estimated future compensation expense is $4.2 million for 2013, $4.1 million for 2014, and $2.7 million for 2015.

The Company granted 33,115 and 31,525 deferred stock units ("DSU") during the three months ended March 31, 2013 and 2012, respectively, at a grant date fair value of $20.39 and $14.34, respectively. The deferred stock units are fully vested on the grant date. Each DSU entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control or death or disability as defined in the individual DSU grant agreement. Grantees of DSUs may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSUs based on the closing price of the class A stock. Dividend equivalents were granted during the three months ended March 31, 2013 and 2012 of 938 and 755 units, respectively. As of March 31, 2013 and December 31, 2012, 76,505 and 50,705 deferred stock units were outstanding. The compensation expense recorded for these awards was $0.7 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A stock to meet the stock requirements of its awards in the future.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 20. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
March 31, 2013		33.4	6.6	40.0
December 31, 2012		33.0	7.0	40.0

Class B stock ($0.025 par value)	80.0
March 31, 2013		14.2	0.8	15.0
December 31, 2012		14.2	0.8	15.0

Class C stock ($0.025 par value)	20.0
March 31, 2013		—	0.5	0.5
December 31, 2012		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2013 and December 31, 2012. The Company has no present plans to issue any preferred stock.

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's class A, class B and class C stock for the three months ended March 31, 2013 and 2012:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2013
Q1 2013 Dividend	March 4, 2013	March 18, 2013	March 29, 2013	$0.30
2012
Q1 2012 Dividend	February 28, 2012	March 12, 2012	March 23, 2012	$0.25

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

Common stock and other equity and noncontrolling interests

Activity impacting the Company's common stock and other equity and noncontrolling interests for the three months ended March 31, 2013, was as follows:

	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2012	$1,235.4	$0.3
Net loss attributable to Quad/Graphics common shareholders	(14.0)	—
Net loss attributable to noncontrolling interests	—	(0.1)
Foreign currency translation adjustments	(2.3)	—
Cash dividends declared	(15.6)	—
Stock-based compensation charges	5.2	—
Sale of stock for options exercised	0.5	—
Postretirement benefit amortization, net of tax	(0.8)	—
Balance at March 31, 2013	$1,208.4	$0.2

Note 21. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2013, were as follows:

	Foreign Currency Translation	Pension and Other Postretirement Benefit Liability	Total
Balance at December 31, 2012	$(20.7)	$(39.7)	$(60.4)
Other comprehensive income before reclassifications	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive loss	(2.4)	(0.8)	(3.2)
Net other comprehensive loss	(2.3)	(0.8)	(3.1)
Balance at March 31, 2013	$(23.0)	$(40.5)	$(63.5)

The details about the reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2013, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Condensed Consolidated Statements of Operations Presentation
Revaluation gain on sale of businesses (see Note 10)	$(2.4)	Selling, general and administrative expenses

Amortization of pension and other postretirement benefits	(1.4)	Cost of sales
Impact of income taxes	0.6	Income tax benefit
Amortization of pension and other postretirement benefits, net of tax	(0.8)	Net of tax

Total reclassifications for the period	$(3.2)	Net of tax

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
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

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and includes retail inserts, catalogs, consumer magazines, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging and other commercial and specialty printed products, together with the related service offerings, including marketing strategy, media planning and placement, data insights, creative services, videography, photography, workflow solutions, digital imaging, digital publishing, interactive print solutions such as image recognition, augmented reality and near field communication, and response data analytics services, mailing, distribution, logistics and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink.

International

The International segment consists of the Company's printing operations in Europe and Latin America. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment.

Corporate

The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology and human resources.

	Net Sales		Operating Income/(Loss)	Restructuring, Impairment and Transaction-Related Charges
	Products	Services
Three months ended March 31, 2013
United States Print and Related Services	$864.2	$145.0	$22.1	$15.7
International	118.3	2.0	0.5	1.1
Total operating segments	982.5	147.0	22.6	16.8
Corporate	—	—	(23.5)	9.1
Total	$982.5	$147.0	$(0.9)	$25.9

Three months ended March 31, 2012
United States Print and Related Services	$751.6	$111.7	$33.7	$14.3
International	123.6	2.7	(8.2)	10.5
Total operating segments	875.2	114.4	25.5	24.8
Corporate	—	—	(23.6)	13.4
Total	$875.2	$114.4	$1.9	$38.2

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2013 and 2012 are further described in Note 5 and are included in the operating income/(loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income (loss) from continuing operations to loss from continuing operations before income taxes and equity in earnings of unconsolidated entities as reported in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Operating income (loss) from continuing operations	$(0.9)	$1.9
Less: interest expense	21.9	21.4
Loss from continuing operations before income taxes and equity in earnings of unconsolidated entities	$(22.8)	$(19.5)

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three months ended March 31, 2013 and 2012, including the notes thereto, included elsewhere in this report and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2012, and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2013.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for the three months ended March 31, 2013, to the three months ended March 31, 2012. The comparability of the Company's results of operations between periods was impacted by the January 16, 2013 acquisition of Vertis. Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Part I, Item 1A, "Risk Factors," of the Company's 2012 Annual Report on Form 10-K, filed with the SEC on March 8, 2013, as may be amended or supplemented in Part II, Item 1A, "Risk Factors," of the Company's subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

•	The impact of significant overcapacity in the highly competitive commercial printing industry, which creates downward pricing pressure and fluctuating demand for printing services;

•	The inability of the Company to reduce costs and improve operating efficiency rapidly enough to meet market conditions;

•	The impact of electronic media and similar technological changes including digital substitution by consumers;

•	The impact of changing future economic conditions;

•	The failure to renew long-term contracts with clients on favorable terms or at all;

•	The failure of clients to perform under long-term contracts due to financial or other reasons or due to client consolidation;

•	Failure to successfully identify, manage, complete and integrate acquisitions and investments, including the integration of the operations of Vertis;

•	The impact of changes in postal rates, service levels or regulation;

•	The impact of fluctuations in costs (including labor-related costs, energy costs, freight rates and raw materials) and the impact of fluctuations in the availability of raw materials;

•	The impact of increased business complexity as a result of the Company's entry into additional markets;

•	The impact of regulatory matters and legislative developments or changes in laws, including changes in privacy and environmental laws;

•	Significant capital expenditures may be needed to maintain the Company's platform and processes and to remain technologically and economically competitive; and

•
The impact on Quad/Graphics class A common shareholders of a limited active market for Quad/Graphics common stock and the inability to independently elect directors or control decisions due to the class B common stock voting rights.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and includes all of the product and related service offerings described above. The United States Print and Related Services segment accounted for approximately 89% of the Company's consolidated net sales during the three months ended March 31, 2013.

The International segment consists of the Company's printing operations in Europe and Latin America. This segment produces and delivers all of Quad/Graphics' product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 11% of the Company's consolidated net sales during the three months ended March 31, 2013.

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

Net cash provided by operating activities. The Company uses net cash provided by operating activities as a metric to assess liquidity. The Company's management assesses net cash provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund integration and restructuring requirements related to the acquired Vertis operations and other cost reduction activities, as well as to fund capital expenditures, debt services requirements, World Color Press single employer pension plan contributions, World Color Press MEPP's withdrawal liabilties, acquisitions and other investments in future growth and shareholder dividends. Net cash provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

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

Overview of Trends Affecting Quad/Graphics

Competition in the highly fragmented printing industry remains intense as the industry is consolidating and has excess manufacturing capacity, resulting in continued downward pricing pressures in the printing industry. In addition, digital delivery of documents and data, including the online distribution and hosting of media content and mobile technologies, offer alternatives to traditional delivery of printed documents. Increasing consumer acceptance of digital delivery of content has resulted in marketers and publishers allocating their marketing and advertising spend across the expanding selection of digital delivery options, which further reduces demand and contributes to industry overcapacity. In addition, the Company faces competition from print management firms, which look to streamline processes and reduce the overall print spend of the Company's clients, as well as from strategic marketing firms focused on helping businesses integrate multiple channels into their marketing campaigns.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management currently is balancing the use of cash between deleveraging the Company's balance sheet (through reduction in debt and pension and postretirement obligations), compelling investment opportunities and returns to shareholders (including a quarterly shareholder dividend of $0.30 per share, a $2.00 per share special dividend paid in December 2012, and a share repurchase program approved in the third quarter of 2011). There were no purchases under the share repurchase program during the three months ended March 31, 2013. The Company increased consolidated debt and capital leases by $160 million at March 31, 2013, as compared to December 31, 2012, due primarily to the $237.4 million of net cash paid for the Vertis acquisition in January 2013. However, since the Company completed the World Color acquisition in July 2010, the Company has reduced debt and capital leases by $285 million and has reduced pension and postretirement obligations by $182 million.

The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 through March 31, 2013 have resulted in the announcement of 18 plant closures and have reduced headcount by approximately 6,500.

Upon completion of the January 2013 acquisition of Vertis, the Company began to integrate the operations, technologies, products and services in order to realize synergy savings. Restructuring actions initiated by the Company in order to realize the anticipated synergy savings will result in additional costs, but the Company's integration goal is to maintain a ratio of less than one dollar of cost for each dollar of synergy savings achieved.

In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through Lean Manufacturing and Continuous Improvement initiatives in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees.

In this increasingly multichannel marketplace, the Company believes that the printing industry will need to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers. The Company invested $28 million in capital projects during the three months ended March 31, 2013, and intends to invest a total of $150 million to $175 million in new capital projects in 2013.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities, acquisitions or divestitures. Some recent examples of the Company's acquisition and divestiture activity is as follows:

•
On January 16, 2013, the Company completed its acquisition of substantially all of the assets of Vertis, a provider of retail advertising inserts, direct marketing and in-store marketing solutions, for $267.4 million, which included the payment of $97.4 million for net current assets that were in excess of normalized working capital requirements, for a net purchase price of $170.0 million. The Company believes the acquisition of Vertis will strengthen and expand its client offering with an enhanced range of products and services within its United States commercial printing segment and increased manufacturing flexibility and distribution efficiencies from an extended geographic footprint in the United States. For additional information regarding this acquisition, see Note 3, "Acquisitions and Strategic Investments," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q.

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

•
On March 1, 2012, the Company and Transcontinental completed a business exchange transaction pursuant to which Quad/Graphics acquired Transcontinental's Mexican operations in exchange for the Company's Canadian operations. As part of the Canadian transaction, Transcontinental assumed pension and post-retirement obligations pertaining to the Canadian employees. With the acquisition of Transcontinental's Mexican operations, the Company believes it will be able to create an industry-leading print platform in an economy with a higher growth rate than that of Canada, and also achieve beneficial synergy savings through operational consolidation. The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011, and completed the sale of its Canadian operations to Transcontinental on March 1, 2012.

The Company is subject to seasonality in its quarterly results as net sales and operating income are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday related advertising and promotions. With the acquisition of Vertis, the Company expects increased seasonality in 2013 as the majority of Vertis revenues are derived from retail inserts, primarily printed in the second half of the year.

The Company's market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. The Company's management believes continued uncertain macroeconomic conditions globally and in the print industry contributed to volatility in the Company's market capitalization. However, the Company believes that volatility in the Company's market capitalization may not necessarily reflect the Company's actual operating performance, cash flows, financial condition and/or liquidity. If the Company's market capitalization remains below the Company's carrying value for a sustained period of time, an interim goodwill impairment test may need to be performed and may result in a non-cash goodwill impairment. A non-cash goodwill impairment charge would have the effect of decreasing the Company's earnings or increasing the Company's losses in the period in which the impairment charge is taken.

Results of Operations for the Three Months Ended March 31, 2013, Compared to the Three Months Ended March 31, 2012

Summary Results

The Company's operating income (loss) from continuing operations, operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the three months ended March 31, 2013, changed from the three months ended March 31, 2012, as follows (dollars in millions, except per share data):

	Operating Income (Loss) from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended March 31, 2012	$1.9	0.2%	$47.4	$1.01
2013 Restructuring, Impairment and Transaction-Related Charges(1)	(25.9)	(2.3)%	(15.5)	(0.33)
2012 Restructuring, Impairment and Transaction-Related Charges(2)	38.2	3.9%	22.9	0.49
Increase in Interest Expense(3)	N/A	N/A	(0.3)	(0.01)
Decrease in Income Tax Benefits(4)	N/A	N/A	(25.3)	(0.54)
Decrease in Loss from Discontinued Operations, net of tax(5)	N/A	N/A	3.2	0.07
Gain on Disposal of Discontinued Operations, net of tax(6)	N/A	N/A	(35.3)	(0.75)
Decrease in Operating Income(7)	(15.1)	(1.9)%	(11.1)	(0.25)
For the Three Months Ended March 31, 2013	$(0.9)	(0.1)%	$(14.0)	$(0.31)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $25.9 million incurred during the three months ended March 31, 2013, included:

a.	$3.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$3.7 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations;

c.	$3.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily in connection with the acquisition of Vertis;

d.	$5.4 million of acquisition-related integration costs; and

e.	$10.4 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with the restructuring program that began in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure as part of the integration of the July 2, 2010 World Color Press acquisition, the September 8, 2011 Transcontinental Mexico acquisition, the January 16, 2013 Vertis acquisition, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $38.2 million incurred during the three months ended March 31, 2012, included:

a.	$10.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$8.4 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's vacant Pila, Poland facility;

c.
$1.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily in connection with the transaction with Transcontinental;

d.	$11.9 million of acquisition-related integration costs; and

e.	$6.0 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense increased $0.5 million ($0.3 million, net of tax) during the three months ended March 31, 2013, to $21.9 million. This change was due to a $137.5 million increase in debt as of March 31, 2013, as compared to March 31, 2012, primarily related to the $267.4 million purchase price for the Vertis acquisition, partially offset by a lower weighted average interest rate on borrowings.

(4)
Income tax benefit decreased $25.3 million due primarily to the settlement of IRS audits in 2012, which resulted in an income tax benefit of $31.2 million during the three months ended March 31, 2012, that did not recur in 2013. These 2012 benefits were partially offset by approximately $5 million of increased tax expense, primarily related to losses in foreign jurisdictions where the Company does not receive a tax benefit. See Note 14, "Income Taxes," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional information.

(5)
Loss from discontinued operations of $3.2 million, net of tax, for the three months ended March 31, 2012, did not recur in the three months ended March 31, 2013, due to the completion of the sale of the Company's Canadian operations to Transcontinental on March 1, 2012.

(6)
Gain on disposal of discontinued operations, net of tax, was $35.3 million during the three months ended March 31, 2012, due to the completion of the sale of the Company's Canadian operations to Transcontinental on March 1, 2012.

(7)
Operating income decreased $15.1 million primarily due to a decline in earnings from the United States Print and Related Services segment related to lower print volumes and lower print pricing as a result of continued pricing pressure from excess manufacturing capacity in the printing industry, partially offset by the margin impact of incremental net sales related to the Vertis acquisition. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2013		2012
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$982.5	87.0%	$875.2	88.4%	$107.3	12.3%
Services	147.0	13.0%	114.4	11.6%	32.6	28.5%
Total Net Sales	1,129.5	100.0%	989.6	100.0%	139.9	14.1%
Cost of Sales:
Products	801.4	70.9%	686.7	69.4%	114.7	16.7%
Services	108.4	9.6%	86.2	8.7%	22.2	25.8%
Total Cost of Sales	909.8	80.5%	772.9	78.1%	136.9	17.7%
Selling, General & Administrative Expenses	105.9	9.4%	92.0	9.3%	13.9	15.1%
Restructuring, Impairment and Transaction-Related Charges	25.9	2.3%	38.2	3.9%	(12.3)	(32.2)%
Depreciation and Amortization	88.8	7.9%	84.6	8.5%	4.2	5.0%
Total Operating Expenses	1,130.4	100.1%	987.7	99.8%	142.7	14.4%
Operating Income (Loss) From Continuing Operations	$(0.9)	(0.1)%	$1.9	0.2%	$(2.8)	(147.4)%

Net Sales

Product sales increased $107.3 million, or 12.3%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to increased product sales related to the Vertis acquisition, partially offset by lower print volumes, lower print pricing (as a result of continued pricing pressure from excess manufacturing capacity in the printing industry) and lower paper sales from product lines owned more than one year.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $32.6 million, or 28.5%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to additional service sales from logistics and distribution services and media solutions related to the Vertis acquisition.

Cost of Sales

Cost of product sales increased $114.7 million, or 16.7%, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, primarily due to the Vertis acquisition, partially offset by lower cost of sales from the decrease in sales from product lines owned more than one year, Vertis integration synergy savings and other cost reduction activities.

Cost of product sales as a percentage of net sales increased from 69.4% for the three months ended March 31, 2012, to 70.9% for the three months ended March 31, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins, and lower print pricing as a result of continued pricing pressure from excess manufacturing capacity in the pricing industry. The increase in cost of product sales as a percentage of net sales was partially offset by synergy savings related to the Vertis integration and other cost reduction activities.

Cost of service sales increased $22.2 million, or 25.8%, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, primarily due to additional cost of service sales related to the Vertis acquisition.

Cost of service sales as a percentage of net sales increased from 8.7% for the three months ended March 31, 2012, to 9.6% for the three months ended March 31, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.9 million, or 15.1%, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, primarily due to additional selling, general and administrative expenses related to the Vertis acquisition, partially offset by a $1.7 million gain on the sale of Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A. Selling, general and administrative expenses as a percentage of net sales increased from 9.3% to 9.4% between periods due to the items discussed in the preceding sentence.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $12.3 million, or 32.2%, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, primarily due to a $7.0 million decrease in employee termination charges, a $6.5 million decrease in acquisition-related integration costs, and a $4.7 million decrease in impairment charges, partially offset by a $4.4 million increase in other restructuring costs and a $1.5 million increase in transaction-related charges.

Restructuring, impairment and transaction-related charges of $25.9 million incurred in the three months ended March 31, 2013, included: (1) $3.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.7 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations, (3) $3.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily in connection with the acquisition of Vertis, (4) $5.4 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $10.4 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $38.2 million incurred in the three months ended March 31, 2012, included: (1) $10.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $8.4 million of impairment charges related to certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's vacant Pila, Poland facility (3) $1.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily in connection with the transaction with Transcontinental, (4) $11.9 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $6.0 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Depreciation and Amortization

Depreciation and amortization increased $4.2 million, or 5.0%, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, due primarily to additional depreciation and amortization related to the Vertis acquisition, partially offset by an overall reduction from the impact of the Company's restructuring activities to reduce manufacturing capacity and the related fixed costs over the past two years.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, were as follows:

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$88.2	7.8%	$119.6	12.1%

EBITDA decreased $31.4 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to a $35.3 million gain on the disposal of the Canadian discontinued operations recorded during the three months ended March 31, 2012, that did not recur in 2013 and $13.9 million of increased selling, general and administrative expenses primarily related to the Vertis acquisition. These impacts were partially offset by the margin impact of a $139.9 million, or 14.1%, increase in net sales, $12.3 million of decreased restructuring, impairment and transaction-related charges and a $3.2 million loss from discontinued operations recorded during the three months ended March 31, 2012, that did not recur in 2013 (due to the sale of the Canadian discontinued operations on March 1, 2012).

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

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders(1)	$(14.0)	$47.4
Interest Expense	21.9	21.4
Income Tax Benefit	(8.5)	(33.8)
Depreciation and Amortization	88.8	84.6
EBITDA	$88.2	$119.6
______________________________

(1)	Net earnings (loss) attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $25.9 million and $38.2 million for the three months ended March 31, 2013, and 2012, respectively;

b.
Loss from discontinued operations, net of tax, was $3.2 million for the three months ended March 31, 2012. EBITDA from discontinued operations was $3.2 million for the three months ended March 31, 2012, and include restructuring, impairment and transaction-related charges of $1.7 million for the three months ended March 31, 2012; and

c.	Gain on disposal of discontinued operations, net of tax, was $35.3 million for the three months ended March 31, 2012.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$864.2	$751.6	$112.6	15.0%
Services	145.0	111.7	33.3	29.8%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	22.1	33.7	(11.6)	(34.4)%
Operating Margin	2.2%	3.9%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$15.7	$14.3	$1.4	9.8%

Net Sales

Product sales for the United States Print and Related Services segment increased $112.6 million, or 15.0%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to additional product sales related to the Vertis acquisition, partially offset by lower print volumes, lower print pricing (as a result of continued

pricing pressure from excess manufacturing capacity in the printing industry) and lower paper sales from product lines owned more than one year.

Service sales for the United States Print and Related Services segment increased $33.3 million, or 29.8%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to additional service sales from logistics and distribution services and media solutions related to the Vertis acquisition.

Operating Income

Operating income for the United States Print and Related Services segment decreased $11.6 million, or 34.4%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to lower print pricing as a result of continued pricing pressure from excess manufacturing capacity in the printing industry, $8.3 million in increased repair and maintenance costs and $1.4 million in increased restructuring, impairment and transaction-related charges.

Operating margin for the United States Print and Related Services segment decreased from 3.9% for the three months ended March 31, 2012, to 2.2% for the three months ended March 31, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins and the reasons discussed in the preceding paragraph.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2013, were $15.7 million, consisting of: (1) $2.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.0 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations and (3) $9.8 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2012, were $14.3 million, consisting of: (1) $8.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations and (3) $5.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating income (loss), operating margin, certain items impacting comparability and equity in earnings of unconsolidated entities within the International segment:

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$118.3	$123.6	$(5.3)	(4.3)%
Services	2.0	2.7	(0.7)	(25.9)%
Operating Income (Loss) (including Restructuring, Impairment and Transaction-Related Charges)	0.5	(8.2)	8.7	106.1%
Operating Margin	0.4%	(6.5)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	1.1	10.5	(9.4)	(89.5)%
Equity in Earnings of Unconsolidated Entities	$0.2	$1.1	$(0.9)	(81.8)%

Net Sales

Product sales for the International segment decreased $5.3 million, or 4.3%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to $7.0 million in lower sales in Europe, related to lower volumes, lower paper sales and a negative impact from currency translation. Sales in Latin America increased by $1.7 million, primarily in Peru and Colombia, partially offset by a $3.9 million decrease in Brazil due to the sale of Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A. in January 2013.

Service sales for the International segment decreased $0.7 million, or 25.9%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to a decrease in logistics revenue in Europe.

Operating Income (Loss)

Operating income for the International segment increased $8.7 million, or 106.1%, for the three months ended March 31, 2013, compared to an operating loss in the three months ended March 31, 2012, primarily due to a $9.4 million decrease in restructuring, impairment and integration expenses and a $1.7 million gain on the sale of Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A., partially offset by the margin impact of a $6.0 million sales decline.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2013, were $1.1 million, consisting of: (1) $0.7 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations and (2) $0.4 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2012, were $10.5 million, consisting of: (1) $2.0 million of employee termination costs related to workforce reduction through facility consolidations and involuntary separation programs, (2) $7.8 million of impairment charges for certain buildings and equipment no longer being utilized in production as a result of facility consolidations, primarily related to the Company's vacant Pila, Poland facility and (3) $0.7 million of other restructuring charges.

Equity in Earnings of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. In January 2013, the Company sold 100% of its ownership interest in Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A. to Plural (see Note 10, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q). The Company also holds a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings of unconsolidated entities in the International segment decreased $0.9 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to $0.9 million decrease in equity earnings at Plural.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$23.5	$23.6
Restructuring, Impairment and Transaction-Related Charges	9.1	13.4

Corporate operating expenses decreased $0.1 million, or 0.4%, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, primarily due to a $4.3 million decrease in restructuring, impairment and transaction-related charges, partially offset by a $2.6 million increase in bonus and stock based compensation expense and $1.0 million in professional services fees.

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2013, were $9.1 million, consisting of: (1) $0.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily in connection with the acquisition of Vertis, (3) $5.4 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.2 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2012, were $13.4 million, consisting of: (1) $1.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily in connection with the transaction with Transcontinental and (2) $11.9 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and unused available capacity under its revolving credit facilities, net of issued letters of credit, of $587.8 million as of March 31, 2013, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to the acquired Vertis operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders and shareholder dividends. Borrowings under the $850.0 million revolving credit facility were $222.7 million as of March 31, 2013, and peak borrowings during the three months ended March 31, 2013 were $308.4 million.

Net Cash Provided by Operating Activities

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Net cash provided by operating activities was $121.4 million for the three months ended March 31, 2013, compared to $110.6 million for the three months ended March 31, 2012, resulting in a $10.8 million increase in cash provided by operating activities. The increase was primarily due to a $25.9 million increase in cash flows provided from changes in operating assets and liabilities and $5.0 million in dividends from an unconsolidated entity, partially offset by $20.1 million in lower net earnings adjusted for non-cash items. The $25.9 million increase in cash flows from changes in operating assets and liabilities was primarily related to an estimated $70 million of increased accounts payable and accrued liabilities from the replenishment of normalized working capital levels after the acquisition of Vertis (which was acquired without a normalized level of trade accounts payable and certain liabilities), partially offset by a $15 million increase in inventory and a $12 million decrease in cash provided from working capital of the Company's Canadian discontinued operations, which were sold on March 1, 2012.

Net Cash From Investing Activities

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Net cash used in investing activities was $257.9 million for the three months ended March 31, 2013, compared to net cash provided by investing activities of $9.4 million for the three months ended March 31, 2012, resulting in a $267.3 million increase in cash used in investing activities. The increase was primarily due to the $237.4 million net cash outlay related to the acquisition of Vertis on January 16, 2013, a $50.0 million refund of the deposit related to the Transcontinental Mexico acquisition received during the three months ended March 31, 2012, that did not recur in 2013, and a $6.7 million increase in purchases of property, plant and equipment in 2013. These impacts were partially offset by the $18.1 million cost method investment in ManipalTech made during the three months ended March 31, 2012, that did not recur in 2013.

Net Cash From Financing Activities

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Net cash provided by financing activities was $142.3 million for the three months ended March 31, 2013, compared to net cash used in financing activities of $112.8 million for the three months ended March 31, 2012, resulting in a $255.1 million increase in cash provided by financing activities. The increase was due primarily to net debt borrowings of $160.0 million in

2013, compared to net debt repayments of $93.7 million in 2012, representing a $253.7 million net increase. This increase in borrowings is primarily related to the January 16, 2013 acquisition of Vertis.

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

Free Cash Flow for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was as follows:

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Net Cash Provided by Operating Activities(1)	$121.4	$110.6
Less: Purchases of Property, Plant and Equipment	(28.3)	(21.6)
Free Cash Flow	$93.1	$89.0
______________________________

(1)	Net cash provided by operating activities includes:

a.	Net restructuring payments of $20.2 million and $16.3 million for the three months ended March 31, 2013, and 2012, respectively; and

b.	Bankruptcy payments of $6.9 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

Free Cash Flow increased $4.1 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due to a $10.8 million increase in net cash provided by operating activities, partially offset by a increase in capital expenditures of $6.7 million. See the Net Cash Provided by Operating Activities section above for further explanations of the increase in operating cash flows.

Debt Obligations

During the three months ended March 31, 2013, the Company utilized a combination of the following significant debt instruments to fund cash requirements, including:

•	$1.5 Billion Debt Financing Agreement which includes:

◦	$850.0 million Revolving Credit Facility ($222.7 million outstanding as of March 31, 2013);

◦	$450.0 million Term Loan A ($438.8 million outstanding as of March 31, 2013); and

◦	$200.0 million Term Loan B ($196.2 million outstanding as of March 31, 2013);

•	Master Note and Security Agreement ($551.9 million outstanding as of March 31, 2013); and

•
Facilities Agreement – a $88.3 million foreign currency denominated facilities agreement including both term loan and revolving credit facility components (total of $67.2 million outstanding as of March 31, 2013).

Covenants and Compliance

As of March 31, 2013, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2013 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt financing agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2013, the Company's leverage ratio was 2.50 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended March 31, 2013, the Company's interest coverage ratio was 7.62 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended March 31, 2013, the Company's fixed charge coverage ratio was 4.04 to 1.00).

•	Consolidated net worth of at least $780.8 million (as of March 31, 2013, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.14 billion).

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

As of March 31, 2013, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2013, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on March 8, 2013, except:

•	the Company increased its consolidated debt and capital lease obligations by $168.6 million, which includes $9.0 million of increased interest payments, during the three months ended March 31, 2013,

•	the Company increased its operating lease obligations by $43.5 million, primarily due to an increase of $31.6 million in operating lease obligations from the acquisition of Vertis, and

•
the acquisition of Vertis was completed on January 16, 2013, and the remaining purchase price of $241.5 million (net of the $25.9 million deposit held in escrow as of December 31, 2012) was paid to Vertis during the three months ended March 31, 2013.

New Accounting Pronouncements

In March 2013, the FASB issued new guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. Under this new guidance, the release of cumulative translation adjustments into net income is required when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. This guidance is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company has adopted this guidance and determined that it did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued new guidance on the disclosure requirements for items reclassified out of accumulated other comprehensive income. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance does not change the current requirements for reporting net income or other comprehensive income, and did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows. See Note 21, "Accumulated Other Comprehensive Loss," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of March 31, 2013, the Company had fixed rate debt and capital leases outstanding of $577.1 million at a current weighted average interest rate of 7.4% and variable rate debt outstanding of $933.2 million at a current weighted average interest rate of 3.0%. The variable rate debt outstanding at March 31, 2013 is primarily comprised of the $1.5 billion variable rate debt financing agreement entered into on July 26, 2011, including $438.8 million outstanding on the $450.0 million term loan A, $196.2 million outstanding on the $200.0 million term loan B and $222.7 million outstanding on the $850.0 million revolving credit facility, as well as $67.2 million of international variable rate debt outstanding. The term loan B bears interest primarily based on the London Interbank Offered Rate ("LIBOR"); however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage. At March 31, 2013, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.96% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2013, by approximately $17.4 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has an allowance for doubtful accounts of $72.5 million as of March 31, 2013, and $70.8 million as of December 31, 2012.

The Company had a large, diverse customer base prior to the acquisition of World Color Press and Vertis; however, the credit risk from customer concentration further decreased after the acquisitions with the addition of new customers, geographies and products the Company now produces. The Company does not have a high degree of concentration with any single customer account. During the three months ended March 31, 2013, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of the Company's chief executive officer and chief financial officer, whether any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2013 have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

During the fiscal quarter ended March 31, 2013, the Company implemented Oracle's Hyperion Financial Management ("HFM") application. HFM provides the Company an automated tool for consolidating financial data from the general ledger systems used by the Company's subsidiaries. The Company considers the implementation of HFM an enhancement to the financial statement preparation process because the implementation reduces the Company's reliance on manual control procedures. The design and documentation of the applicable internal control processes and procedures have been appropriately modified and those internal controls have been tested for effectiveness prior to and concurrent with the implementation.

During the fiscal quarter ended March 31, 2013, the Company acquired Vertis for $267.4 million. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business and to augment its Company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity.

Based on management's evaluation, there were no other changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A, "Risk Factors," of the Company's 2012 Annual Report on Form 10-K, filed with the SEC on March 8, 2013. No material changes to such risk factors occurred during the period from January 1, 2013 through March 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the first quarter ended March 31, 2013. As of March 31, 2013, there were $91.8 million of authorized repurchases remaining under the program.

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

QUAD/GRAPHICS, INC.

Date:	May 8, 2013	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2013	By:	/s/ John C. Fowler
John C. Fowler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended March 31, 2013

Exhibits

Exhibit Number	Exhibit Description

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101*)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

______________________________

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