Form 10-Q
period 2013-09-30
Quad/Graphics, Inc.
filed 2013-11-06
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of October 31, 2013

Class A Common Stock	33,840,759

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended September 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales
Products	$1,055.3	$927.7	$3,005.9	$2,627.3
Services	150.7	112.0	440.4	336.2
Total net sales	1,206.0	1,039.7	3,446.3	2,963.5
Cost of sales
Products	843.8	722.2	2,432.1	2,065.3
Services	106.4	75.9	321.7	246.5
Total cost of sales	950.2	798.1	2,753.8	2,311.8
Operating expenses
Selling, general and administrative expenses	101.6	87.3	312.6	259.9
Depreciation and amortization	82.0	83.3	258.7	252.6
Restructuring, impairment and transaction-related charges	27.8	11.9	82.9	87.8
Total operating expenses	1,161.6	980.6	3,408.0	2,912.1
Operating income from continuing operations	$44.4	$59.1	$38.3	$51.4
Interest expense	20.9	21.7	64.1	63.8
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	23.5	37.4	(25.8)	(12.4)
Income tax expense (benefit)	10.4	(1.9)	1.3	(46.0)
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated entities	13.1	39.3	(27.1)	33.6
Equity in earnings (loss) of unconsolidated entities	(0.5)	0.4	(2.0)	0.7
Net earnings (loss) from continuing operations	$12.6	$39.7	$(29.1)	$34.3
Loss from discontinued operations, net of tax	—	—	—	(3.2)
Gain on disposal of discontinued operations, net of tax	—	—	—	35.3
Net earnings (loss)	$12.6	$39.7	$(29.1)	$66.4
Net loss attributable to noncontrolling interests	0.4	0.1	0.9	—
Net earnings (loss) attributable to Quad/Graphics common shareholders	$13.0	$39.8	$(28.2)	$66.4

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$0.27	$0.85	$(0.62)	$0.73
Discontinued operations	—	—	—	0.69
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$0.27	$0.85	$(0.62)	$1.42
Diluted:
Continuing operations	$0.26	$0.84	$(0.62)	$0.73
Discontinued operations	—	—	—	0.68
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$0.26	$0.84	$(0.62)	$1.41

Weighted average number of common shares outstanding:
Basic	47.0	46.8	46.9	46.8
Diluted	48.1	47.2	46.9	47.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings (loss)	$12.6	$39.7	$(29.1)	$66.4

Other comprehensive income (loss)
Foreign currency translation adjustments	2.0	1.8	(17.4)	(0.4)
Postretirement benefit plan amendments, net of tax	—	9.7	—	14.2
Postretirement benefit plan curtailment, net of tax	—	(7.8)	—	(7.8)
Pension and other postretirement benefit liability amortization, net of tax	(0.8)	(0.7)	(2.5)	(1.3)
Total other comprehensive income (loss)	1.2	3.0	(19.9)	4.7

Total comprehensive income (loss)	13.8	42.7	(49.0)	71.1

Less: comprehensive loss attributable to noncontrolling interests	0.3	0.1	0.8	—

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$14.1	$42.8	$(48.2)	$71.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$20.3	$16.9
Receivables, less allowances for doubtful accounts of $67.8 at September 30, 2013 and $70.8 at December 31, 2012	700.2	585.1
Inventories	311.5	242.9
Prepaid expenses and other current assets	52.9	74.6
Deferred income taxes	67.2	55.7
Short-term restricted cash	6.1	14.8
Total current assets	1,158.2	990.0

Property, plant and equipment—net	1,946.5	1,926.4
Goodwill	765.3	768.6
Other intangible assets—net	202.3	229.9
Long-term restricted cash	49.9	45.7
Equity method investments in unconsolidated entities	61.6	72.0
Other long-term assets	64.8	66.3
Total assets	$4,248.6	$4,098.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$370.1	$285.8
Amounts owing in satisfaction of bankruptcy claims	2.5	9.3
Accrued liabilities	349.8	334.0
Short-term debt and current portion of long-term debt	133.7	113.3
Current portion of capital lease obligations	7.5	10.4
Total current liabilities	863.6	752.8

Long-term debt	1,388.7	1,211.7
Unsecured notes to be issued	18.1	23.8
Capital lease obligations	8.1	15.3
Deferred income taxes	373.8	363.9
Other long-term liabilities	435.3	495.7
Total liabilities	3,087.6	2,863.2

Commitments and contingencies (Note 11)

Quad/Graphics common stock and other equity (Note 20)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	977.2	985.6
Treasury stock, at cost	(250.4)	(279.3)
Retained earnings	513.6	588.1
Accumulated other comprehensive loss	(80.3)	(60.4)
Quad/Graphics common stock and other equity	1,161.5	1,235.4
Noncontrolling interests	(0.5)	0.3
Total common stock and other equity and noncontrolling interests	1,161.0	1,235.7
Total liabilities and shareholders' equity	$4,248.6	$4,098.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net earnings (loss)	$(29.1)	$66.4
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	258.7	252.6
Impairment charges	18.5	14.5
Amortization of debt issuance costs	3.1	3.4
Stock-based compensation charges	13.5	10.2
Curtailment gain on postretirement benefit plan	—	(12.8)
Gain on disposal of discontinued operations, net of tax	—	(35.3)
Loss on sales or disposal of property, plant and equipment	0.1	1.4
Deferred income taxes	(1.2)	(21.1)
Equity in (earnings) loss of unconsolidated entities	2.0	(0.7)
Dividends from unconsolidated entities	5.0	0.5
Changes in operating assets and liabilities—net of acquisitions	(51.2)	(46.9)
Net cash provided by operating activities	219.4	232.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(117.6)	(85.3)
Cost investment in unconsolidated entities	(2.5)	(18.1)
Proceeds from the sale of property, plant and equipment	6.4	13.5
Transfers from restricted cash	4.5	13.7
Deposit refunded related to business exchange transaction (Note 4)	—	50.0
Purchase price payments on business exchange transaction (Note 4)	—	(4.2)
Acquisition of Vertis—net of cash acquired (Note 3)	(235.4)	—
Acquisition of other businesses—net of cash acquired	(1.5)	(6.6)
Net cash used in investing activities	(346.1)	(37.0)

FINANCING ACTIVITIES
Payments of long-term debt	(73.4)	(49.1)
Payments of capital lease obligations	(7.9)	(18.0)
Borrowings on revolving credit facilities	1,225.9	95.0
Payments on revolving credit facilities	(971.8)	(175.6)
Bankruptcy claim payments on unsecured notes to be issued	(4.5)	(13.3)
Proceeds from issuance of common stock	6.5	0.1
Tax benefit on stock option activity	0.5	—
Payment of cash dividends	(42.0)	(35.1)
Net cash provided by (used in) financing activities	133.3	(196.0)
Effect of exchange rates on cash and cash equivalents	(3.2)	(6.2)
Net increase (decrease) in cash and cash equivalents	3.4	(7.0)
Cash and cash equivalents at beginning of period	16.9	25.6
Cash and cash equivalents at end of period	$20.3	$18.6

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of Vertis (Note 3):
Fair value of assets acquired—net of cash	$327.3
Liabilities assumed	(66.0)
Deposit paid in 2012 related to Vertis acquisition	(25.9)
Acquisition of Vertis—net of cash acquired	$235.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2013 and 2012. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

On March 1, 2012, the sale of the Company's Canadian operations was completed. The results of operations of the Company's Canadian operations were reported as discontinued operations. During the nine months ended September 30, 2012, a gain on disposal of discontinued operations was also recorded. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Canadian discontinued operations. See Note 4 for additional information about the Company's sale of the Canadian operations.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(actual)	(pro forma)	(pro forma)	(pro forma)
Pro forma net sales	$1,206.0	$1,293.6	$3,484.4	$3,743.4
Pro forma net earnings (loss) from continuing operations attributable to common shareholders	13.0	38.2	(32.0)	30.5
Pro forma diluted earnings (loss) per share from continuing operations attributable to common shareholders	0.26	0.81	(0.70)	0.65

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

The Company recorded the allocation of the purchase price to tangible and identifiable assets acquired and liabilities assumed, including certain contingent liabilities, based on their fair values as of the January 16, 2013 acquisition date. The purchase price allocation is as follows:

Purchase Price Allocation
Cash and cash equivalents	$4.1
Accounts receivable	133.4
Other current assets	40.5
Property, plant and equipment	127.8
Identifiable intangible assets	25.6
Current liabilities	(54.0)
Other long-term liabilities	(12.0)
Purchase price	$265.4

The allocation of the purchase price and unaudited pro forma condensed consolidated financial information is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The Company completed the purchase price allocation as of September 30, 2013. The purchase price allocation was recorded in the United States Print and Related Services segment. The valuation of the net assets acquired of $265.4 million was classified as Level 3 in the valuation hierarchy (see Note 15 for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized on a straight-line basis over six years.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

The gain on disposal of discontinued operations, net of tax, recognized during the nine months ended September 30, 2012, was determined as follows:

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

As the sale of the Canadian operations was completed on March 1, 2012, there were no results of operations of the Canadian operations during the three and nine months ended September 30, 2013. The following table summarizes the results of operations of the Canadian operations, which were included in the loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for the nine months ended September 30, 2012:

Nine Months Ended
September 30, 2012
Total net sales	$32.2

Loss from discontinued operations before income taxes	(3.2)
Income tax expense	—
Loss from discontinued operations, net of tax	$(3.2)

Prior to the March 1, 2012 closing, the Company continued to execute restructuring events related to plant closures, workforce reductions and other restructuring initiatives, as well as transaction costs related to the sale of the Canadian operations. Due to these initiatives, the Company recognized $1.7 million in restructuring, impairment and transaction-related costs for the nine months ended September 30, 2012, within discontinued operations in the condensed consolidated statements of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2013 and 2012, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee termination charges	$4.9	$1.4	$12.6	$22.0
Impairment charges	8.8	0.4	18.5	14.5
Transaction-related charges	0.3	0.5	3.5	2.8
Integration costs	6.2	13.5	21.3	36.6
Other restructuring charges	7.6	(3.9)	27.0	11.9
Total	$27.8	$11.9	$82.9	$87.8

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

During the nine months ended September 30, 2013, the Company announced the closures of the Bristol, Pennsylvania, Dubuque, Iowa, Pittsburg, California, and Vancouver, British Columbia, Canada plants. Since 2010, the Company has announced a total of 19 plant closures and has reduced headcount by approximately 6,700. As a result of these restructuring programs, the Company recorded the following charges for the three and nine months ended September 30, 2013 and 2012:

•
Employee termination charges of $4.9 million and $12.6 million during the three and nine months ended September 30, 2013, respectively, and $1.4 million and $22.0 million during the three and nine months ended September 30, 2012, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $6.2 million and $21.3 million during the three and nine months ended September 30, 2013, respectively, and $13.5 million and $36.6 million during the three and nine months ended September 30, 2012, respectively. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

•
Other restructuring charges of $7.6 million and $27.0 million during the three and nine months ended September 30, 2013, respectively, consisted of: (1) $2.2 million and $12.1 million, respectively, of vacant facility carrying costs, (2) $0.9 million and $5.7 million, respectively, of equipment and infrastructure removal costs from closed plants and (3) $4.5 million and $9.2 million, respectively, of lease exit charges. Other restructuring charges of $(3.9) million and $11.9 million during the three and nine months ended September 30, 2012, respectively, included: (1) $6.7 million and $15.8 million, respectively, of vacant facility carrying costs, (2) $1.5 million and $6.7 million, respectively, of equipment and infrastructure removal costs from closed plants and (3) $0.7 million and $4.6 million, respectively, of lease exit charges. Other restructuring charges are presented net of gains of $12.8 million and $15.2 million during the three and nine months ended September 30, 2012, respectively, consisting of a $12.8 million curtailment gain resulting from an amendment to the postretirement

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

medical benefit plan during the three months ended September 30, 2012, and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable during the three months ended March 31, 2012.

The restructuring charges recorded are based on plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $8.8 million and $18.5 million during the three and nine months ended September 30, 2013, respectively, consisting of: (1) $6.4 million and $11.0 million, respectively, of machinery and equipment impairment charges related to facility consolidations including Dubuque, Iowa, Jonesboro, Arkansas, Pittsburg, California and Vancouver, British Columbia, as well as other capacity reduction restructuring initiatives and (2) $2.4 million and $7.5 million, respectively, of land and building impairment charges primarily related to the Corinth, Mississippi and Mexico City, Mexico plant closures.

The Company recognized impairment charges of $0.4 million and $14.5 million during the three and nine months ended September 30, 2012, respectively, consisting of: (1) $0.4 million and $7.1 million, respectively, of machinery and equipment impairment charges related to facility consolidations and other capacity reduction restructuring initiatives and (2) $7.4 million of land and building impairment charges primarily related to the Pila, Poland and Stillwater, Oklahoma plant closures during the nine months ended September 30, 2012.

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 15 for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. These assets were adjusted to their estimated fair values at the time of impairment.

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees for business acquisition and divestiture activities, including the transaction with Transcontinental and the acquisition of Vertis. The Company recognized transaction-related charges of $0.3 million and $3.5 million during the three and nine months ended September 30, 2013, respectively, which primarily includes fees for the acquisition of Vertis. The Company recognized transaction-related charges of $0.5 million and $2.8 million during the three and nine months ended September 30, 2012, respectively, which primarily includes fees for the transaction with Transcontinental. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the nine months ended September 30, 2013, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2012	$6.1	$—	$0.9	$3.5	$22.8	$33.3
Expense	12.6	18.5	3.5	21.3	27.0	82.9
Cash payments	(14.6)	—	(4.2)	(20.7)	(28.4)	(67.9)
Non-cash adjustments	—	(18.5)	—	—	(0.7)	(19.2)
Balance at September 30, 2013	$4.1	$—	$0.2	$4.1	$20.7	$29.1

These reserves are classified as current liabilities in the condensed consolidated balance sheets as the Company expects to complete these restructuring program actions within the next twelve months.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 6. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. No indications of impairment were identified during the nine months ended September 30, 2013. Goodwill at September 30, 2013 and December 31, 2012, did not include any accumulated impairment losses. No goodwill impairment was recorded during the nine months ended September 30, 2013 or 2012.

Activity impacting the Company's goodwill for the nine months ended September 30, 2013, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2012	$738.2	$30.4	$768.6
Sale of business (See Note 10)	—	(0.5)	(0.5)
Translation adjustment	—	(2.8)	(2.8)
Balance at September 30, 2013	$738.2	$27.1	$765.3

During the nine months ended September 30, 2013, there was a $25.6 million increase in the customer relationships intangible asset related to the Vertis acquisition (see Note 3). The components of other intangible assets at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013				December 31, 2012
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$10.7	$(9.6)	$1.1	5	$10.5	$(9.4)	$1.1
Customer relationships	6	409.2	(210.4)	198.8	6	383.6	(158.7)	224.9
Capitalized software	5	4.1	(3.3)	0.8	5	4.1	(2.6)	1.5
Acquired technology	5	8.0	(6.4)	1.6	5	8.0	(5.6)	2.4

Total finite-lived intangible assets		$432.0	$(229.7)	$202.3		$406.2	$(176.3)	$229.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

Amortization expense for other intangible assets was $17.5 million and $52.6 million for the three and nine months ended September 30, 2013, respectively, and $16.5 million and $49.7 million for the three and nine months ended September 30, 2012, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of September 30, 2013:

Amortization Expense
Remainder of 2013	$17.5
2014	69.5
2015	68.8
2016	37.1
2017	4.8
2018 and thereafter	4.6
Total	$202.3

Note 7. Inventories

The components of the Company's inventories at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
Raw materials and manufacturing supplies	$187.4	$154.2
Work in process	61.7	45.1
Finished goods	62.4	43.6
Total	$311.5	$242.9

Note 8. Property, Plant and Equipment

The components of the Company's property, plant and equipment at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
Land	$146.1	$136.1
Buildings	925.7	904.6
Machinery and equipment	3,508.6	3,415.0
Other	216.6	208.7
Construction in progress	59.5	28.2
	4,856.5	4,692.6
Less: accumulated depreciation	(2,910.0)	(2,766.2)
Total	$1,946.5	$1,926.4

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment. During the nine months ended September 30, 2013, there was a $127.8 million increase in property, plant and equipment related to the Vertis acquisition (see Note 3).

The Company recorded impairment charges of $8.8 million and $18.5 million for the three and nine months ended September 30, 2013, respectively, and $0.4 million and $14.5 million for the three and nine months ended September 30, 2012, respectively, to reduce the carrying amounts of certain buildings and production equipment no longer utilized to fair value (see Note 5).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

The Company recognized depreciation expense of $64.5 million and $206.1 million for the three and nine months ended September 30, 2013, respectively, and $66.8 million and $202.9 million for the three and nine months ended September 30, 2012, respectively.

Assets Held for Sale

Certain closed facilities are considered held for sale. The net book value of the assets held for sale was $6.9 million and $4.2 million as of September 30, 2013 and December 31, 2012, respectively. These assets were valued at their fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 15 for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Note 9. Restricted Cash

The components of the Company's restricted cash at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
Defeasance of unsecured notes to be issued (see Note 12)	$56.0	$60.5
Less: short-term restricted cash	(6.1)	(14.8)
Long-term restricted cash	$49.9	$45.7

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

On January 1, 2013, the Company sold 100% of its ownership interest in two wholly-owned Brazilian entities (Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A.) to Plural for a purchase price of $4.9 million (recorded in receivables in the Company's condensed consolidated balance sheets). Quad/Graphics retained ownership of the land and building which are leased to Plural. The Company recorded a $1.7 million gain on the sale during the nine months ended September 30, 2013, which is recorded within selling, general and administrative expenses in the Company's condensed consolidated statements of operations. As a result of the sale to Plural, the Company no longer controls these entities (the Company now owns 49% of these entities through its ownership interest in Plural), and thus the assets and liabilities of the entities sold have been deconsolidated in accordance with GAAP. Since the sale to Plural, the Company's ownership interest in the results of operations of these entities are included in equity in earnings (loss) of unconsolidated entities in the condensed consolidated statements of operations.

The combined condensed statements of operations for Plural and Chile for the three and nine months ended September 30, 2013 and 2012, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$48.7	$44.5	$157.7	$140.7
Operating income (loss)	(0.7)	1.9	(1.4)	3.8
Net earnings (loss)	(1.0)	0.6	(3.5)	0.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
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

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $2.5 million and $9.3 million of such recorded claims have yet to be paid as of September 30, 2013 and December 31, 2012, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. In the event that the total of all allowed Class 3 Claims exceeds $150.0 million, each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which is $89.2 million). In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 Claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 Claim or (2) upon all Class 3 Claims being resolved any excess amount will revert to the Company. In the nine months ended September 30, 2013, $4.5 million was paid to Class 3 Claim creditors. At September 30, 2013, $56.0 million remains and is classified as restricted cash in the condensed consolidated balance sheets (see Note 9). Based on the Company's analysis of the outstanding claims, the Company has a liability of $18.1 million at September 30, 2013, classified as unsecured notes to be issued in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2012	$60.5	$23.8
Class 3 Claim payments during 2013	(4.5)	(4.5)
Non-cash adjustments	—	(1.2)
Balance at September 30, 2013	$56.0	$18.1

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, amounts owing in satisfaction of bankruptcy claims on the condensed consolidated balance sheets could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's estimate of total Class 3 Claim liability is $51.3 million ($33.2 million paid plus the $18.1 million remaining estimated liability as of September 30, 2013). In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

Note 13. Debt

Long-term debt consisted of the following as of September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012
Master note and security agreement	$505.6	$553.9
Term loan A—$450.0 million	427.5	444.4
Term loan B—$200.0 million	195.3	196.7
Revolving credit facility—$850.0 million	307.7	50.0
International term loan—$77.0 million	59.0	63.3
International revolving credit facility—$16.0 million	3.8	6.8
Equipment term loans	16.8	—
Other	6.7	9.9
Total debt	$1,522.4	$1,325.0
Less: short-term debt and current portion of long-term debt	(133.7)	(113.3)
Long-term debt	$1,388.7	$1,211.7

During 2013, the Company refinanced certain equipment leases with $16.8 million in equipment term loans secured by the formerly leased equipment. The equipment term loans bear interest at a fixed rate of 4.75%, require quarterly payments and have five year terms expiring during 2018. The purchase of these assets and the $16.8 million of equipment term loans are non-cash investing and financing activities.

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.5 billion at September 30, 2013. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 15 for the definition of Level 2 inputs).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

As of September 30, 2013, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2013 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2013, the Company's leverage ratio was 2.65 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended September 30, 2013, the Company's interest coverage ratio was 7.33 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended September 30, 2013, the Company's fixed charge coverage ratio was 3.95 to 1.00).

•
Consolidated net worth of at least $780.8 million (as of September 30, 2013, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.10 billion).

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

During the nine months ended September 30, 2013, the Company recorded income tax expense of $1.3 million in the condensed consolidated statements of operations despite having a pre-tax loss primarily due to the impact of losses in foreign jurisdictions where the Company does not receive a tax benefit and tax expense recorded for other discrete items. During the nine months ended September 30, 2012, the Company recorded an income tax benefit of $46.0 million in the condensed consolidated statements of operations, which included a $41.5 million benefit from decreasing the liability recorded for unrecognized tax benefits related to the settlement of Internal Revenue Service audits and the expiration of the applicable statutes of limitations.

The Company's liability for unrecognized tax benefits was $45.2 million at September 30, 2013, a decrease of $1.3 million since December 31, 2012. The Company anticipates a decrease to its liability for unrecognized tax benefits of $12.6 million within the next 12 months due primarily to the expiration of the applicable statutes of limitations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
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

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of September 30, 2013.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of September 30, 2013 and December 31, 2012. See Note 13 for further discussion on the fair value of the Company's debt.

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

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. During the three and nine months ended September 30, 2013 and 2012, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.

The Company settled the short-term foreign currency forward exchange contract to hedge exchange rate exposure on the 50.0 million Canadian dollars deposit related to the Transcontinental Mexico acquisition on March 1, 2012 (see Note 4). There were no open foreign currency exchange contracts as of September 30, 2013. For the three and nine months ended September 30, 2013 and 2012, there was no impact of hedge ineffectiveness on the condensed consolidated statements of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Single employer pension and postretirement obligations	$252.4	$288.3
Multiemployer pension plans—withdrawal liability	51.7	74.3
Tax-related liabilities	25.2	22.0
Employee-related liabilities	54.2	53.5
Other	51.8	57.6
Total	$435.3	$495.7

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

The components of the net pension (income) expense and net postretirement benefits income for the three and nine months ended September 30, 2013 and 2012, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pension (income) expense
Service cost	$—	$0.1	$—	$0.2
Interest cost	7.1	7.8	21.1	23.4
Expected return on plan assets	(7.5)	(6.8)	(22.5)	(20.4)
Net periodic pension benefit (income) expense	(0.4)	1.1	(1.4)	3.2
Amortization of net loss and other	0.1	—	0.2	—
Settlement loss	—	—	—	0.1
Net pension (income) expense	$(0.3)	$1.1	$(1.2)	$3.3

Postretirement benefits income
Service cost	$—	$0.1	$—	$0.3
Interest cost	—	0.2	0.1	0.7
Amortization of deferred gains, net	(1.4)	(1.0)	(4.3)	(2.0)
Curtailment gain	—	(12.8)	—	(12.8)
Net postretirement benefits income	$(1.4)	$(13.5)	$(4.2)	$(13.8)

In April 2012, the Company announced the elimination of life insurance coverage for all current and future retirees in all locations and the elimination of reimbursements of medical costs for certain retirees. Due to the plan amendments, the plan obligations were reduced by $7.4 million. There was no impact to the postretirement benefits income in the nine months ended September 30, 2012.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

In September 2012, the Company announced the elimination of postretirement medical benefit coverage for all future retirees who will retire after December 31, 2012. Due to the plan amendment, the plan obligations were reduced by $15.9 million and a curtailment gain of $12.8 million was recognized. The curtailment gain was recorded in restructuring, impairment and transaction-related charges in the condensed consolidated statement of operations for the three and nine months ended September 30, 2012.

During the nine months ended September 30, 2013, the Company made the following contributions and benefit payments to its defined benefit pension and postretirement plans:

Nine Months Ended
September 30, 2013
Contributions on qualified pension plans	$31.1
Benefit payments on non-qualified pension plans	0.7
Benefit payments on postretirement plans	0.1
Total benefit plan payments	$31.9

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

As of September 30, 2013, the Company has reserved $76.6 million as its estimate of the total MEPPs withdrawal liability, of which $51.7 million is recorded in other long-term liabilities, $19.4 million is recorded in accrued liabilities and $5.5 million is recorded as a World Color Press bankruptcy liability in unsecured notes to be issued in the condensed consolidated balance sheets. This estimate may increase or decrease depending on the final agreement with the MEPPs' administrators.

Note 18. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed as net earnings (loss) attributable to Quad/Graphics common shareholders less the allocation of participating securities, divided by the basic weighted average common shares outstanding of 47.0 million and 46.9 million shares for the three and nine months ended September 30, 2013, respectively, and 46.8 million shares for both the three and nine months ended September 30, 2012. The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

dilutive effect on earnings per share during periods with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Due to the net loss from continuing operations attributable to Quad/Graphics common shareholders incurred during the nine months ended September 30, 2013, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation for that period. Anti-dilutive equity incentive instruments of 0.8 million and 2.8 million of class A common shares were excluded from the computation of diluted net earnings (loss) per share for the three and nine months ended September 30, 2013. Anti-dilutive equity incentive instruments of 2.8 million and 3.2 million of class A common shares were excluded from the computation of diluted net earnings per share for the three and nine months ended September 30, 2012. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in the computation of earnings (loss) per share pursuant to the two-class method. The Company's participating securities are composed of unvested stock options granted on November 18, 2011.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, including the impact of discontinued operations, for the three and nine months ended September 30, 2013 and 2012, are summarized as follows:

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net earnings (loss) from continuing operations	$12.6	$39.7	$(29.1)	$34.3
Adjustments to net earnings (loss) from continuing operations
Net loss attributable to noncontrolling interests	0.4	0.1	0.9	—
Allocation to participating securities	(0.3)	—	(0.9)	—
Net earnings (loss) from continuing operations	$12.7	$39.8	$(29.1)	$34.3

Loss from discontinued operations, net of tax	$—	$—	$—	$(3.2)
Adjustment to loss from discontinued operations, net of tax
Gain on disposal of discontinued operations, net of tax	—	—	—	35.3
Earnings from discontinued operations, net of tax	$—	$—	$—	$32.1

Net earnings (loss) attributable to Quad/Graphics common shareholders	$13.0	$39.8	$(28.2)	$66.4
Adjustments to net earnings (loss) attributable to Quad/Graphics common shareholders
Allocation to participating securities	(0.3)	—	(0.9)	—
Net earnings (loss) attributable to Quad/Graphics common shareholders	$12.7	$39.8	$(29.1)	$66.4

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.0	46.8	46.9	46.8
Plus: effect of dilutive equity incentive instruments	1.1	0.4	—	0.3
Diluted weighted average number of common shares outstanding for all classes of common shares	48.1	47.2	46.9	47.1

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$0.27	$0.85	$(0.62)	$0.73
Discontinued operations	—	—	—	0.69
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$0.27	$0.85	$(0.62)	$1.42

Diluted:
Continuing operations	$0.26	$0.84	$(0.62)	$0.73
Discontinued operations	—	—	—	0.68
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$0.26	$0.84	$(0.62)	$1.41

Cash dividends paid per common share for all classes of common shares	$0.30	$0.25	$0.90	$0.75

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 19. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. The Omnibus plan provides for an aggregate 5,871,652 shares of class A stock reserved for issuance under the Omnibus Plan, subject to adjustments as described in the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's board of directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A stock on the date of grant. As of September 30, 2013, there are 316,144 shares available for issuance under the Omnibus Plan.

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

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $4.2 million and $13.5 million for the three and nine months ended September 30, 2013, respectively, and $3.3 million and $10.2 million for the three and nine months ended September 30, 2012, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense for all equity incentives related to the equity incentive program granted as of September 30, 2013, is approximately $26.2 million. Estimated future compensation expense is $4.4 million for 2013, $16.4 million for 2014, and $5.4 million for 2015.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

There were no stock options granted under the Omnibus Plan during the three and nine months ended September 30, 2013. There were no stock options granted during the three months ended September 30, 2012, and 448,154 stock options were granted with a weighted average fair value of $2.25 during the nine months ended September 30, 2012. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair market value of the stock options is determined using the following weighted average assumptions:

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

Compensation expense recognized related to stock options was $2.3 million and $7.1 million for the three and nine months ended September 30, 2013, respectively, and $2.5 million and $7.5 million for the three and nine months ended September 30, 2012, respectively. Total future compensation expense for all stock options granted as of September 30, 2013 is estimated to be $12.4 million. Estimated future compensation expense is $2.4 million for 2013, $9.8 million for 2014, and $0.2 million for 2015.

The following table is a summary of the stock option activity for the nine months ended September 30, 2013:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2012	4,407,125	$20.34	6.8	$15.2
Granted	—	—
Exercised	(412,550)	15.53
Cancelled/forfeited/expired	(142,229)	26.34
Outstanding at September 30, 2013	3,852,346	$20.80	6.1	$41.0

Vested and expected to vest at September 30, 2013	3,850,726	$20.81	6.1	$40.9
Exercisable at September 30, 2013	2,200,347	$20.59	5.7	$22.9

The intrinsic value of options exercisable and options outstanding at September 30, 2013 and December 31, 2012, is based on the fair value of the stock price.

The following table is a summary of the stock option exercises and vesting activity for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total intrinsic value of stock options exercised	$4.7	$—	$5.6	$—
Cash received from stock option exercises	4.8	0.1	6.5	0.1
Total grant date fair value of stock options vested	—	—	1.8	—

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
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

The following table is a summary of PS and PSU award activity for the nine months ended September 30, 2013:

	Performance Shares			Performance Share Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2012	—	$—	—	—	$—	—
Granted	389,930	20.39		16,208	20.50
Vested	—	—		—	—
Forfeited	(24,836)	20.39		—	—
Nonvested at September 30, 2013	365,094	$20.39	2.3	16,208	$20.50	2.3

There were no PS or PSU awards granted during the three months ended September 30, 2013. During the nine months ended September 30, 2013, PS awards of 389,930 shares and PSU awards of 16,208 units were granted at a weighted-average grant date fair value of $20.39 and $20.50, respectively. On the grant dates, the target number of shares ("target shares") was granted. During the performance period, the target shares will be earned or forfeited, and additional shares, up to the maximum number of shares, may be granted at the end of the performance period. The potential payouts for nonvested awards at September 30, 2013 range from zero to 762,604 PS or PSU awards should certain performance targets be achieved. There were no PS or PSU awards granted during the three and nine months ended September 30, 2012. All of the PS shares and the PSUs will vest at the end of the performance period, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense for awards granted are recognized based on the targeted payout of 100.0%, net of estimated forfeitures. Compensation expense recognized related to PS and PSUs was $0.6 million and $1.8 million for the three and nine months ended September 30, 2013, respectively. There was no compensation expense recognized related to PS and PSUs for the three and nine months ended September 30, 2012. Total future compensation expense for all PS and PSUs granted as of September 30, 2013 is estimated to be $5.6 million. Estimated future compensation expense is $0.6 million for 2013, $2.5 million for 2014, and $2.5 million for 2015.

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Restricted stock ("RS") and restricted stock unit ("RSU") awards consist of shares or the rights to shares of the Company's class A stock which are awarded to employees of the Company. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. RSU awards are typically granted to eligible employees outside of the United States. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, or death, disability or normal retirement of the grantee. Grantees receiving RS grants are able to exercise full voting rights and receive full credit for dividends during the vesting period. All such dividends will be paid to the RS grantee within 45 days of full vesting. Grantees receiving RSUs granted prior to July 1, 2012 are not entitled to vote and do not earn dividend equivalents. Grantees receiving RSUs on or after July 1, 2012 are not entitled to vote

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

but do earn dividends equivalents. Upon vesting, RSUs will be settled either through cash payment equal to the fair market value of the RSUs on the vesting date or through issuance of Company class A stock.

The following table is a summary of RS and RSU award activity for the nine months ended September 30, 2013:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2012	415,906	$21.24	1.7	22,438	$21.17	1.7
Granted	408,146	20.39		32,671	20.72
Vested	—	—		—	—
Forfeited	(62,076)	20.95		—	—
Nonvested at September 30, 2013	761,976	$20.85	1.6	55,109	$20.90	1.8

There were no RS or RSU awards granted during the three months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013, RS awards of 408,146 shares and RSU awards of 32,671 units were granted at a grant date fair value of $20.39 and $20.72, respectively. During the nine months ended September 30, 2012, RS awards of 310,651 shares and RSU awards of 15,760 units were granted at a grant date fair value of $14.34. All of the RS shares and the RSUs will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized related to RS and RSUs was $1.3 million and $3.9 million for the three and nine months ended September 30, 2013, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2012, respectively. Total future compensation expense for all RS and RSUs granted as of September 30, 2013 is estimated to be $8.2 million. Estimated future compensation expense is $1.4 million for 2013, $4.1 million for 2014, and $2.7 million for 2015.

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A stock and are awarded to non-employee directors of the Company. The Company granted 33,115 and 31,525 DSUs during the nine months ended September 30, 2013 and 2012, respectively, at a grant date fair value of $20.39 and $14.34, respectively. The deferred stock units are fully vested on the grant date. Each DSU entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control or death or disability as defined in the individual DSU grant agreement. Grantees of DSUs may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSUs based on the closing price of the class A stock. During the three and nine months ended September 30, 2013, dividend equivalents of 754 and 2,640 units, respectively, were granted. During the three and nine months ended September 30, 2012, dividend equivalents of 580 and 2,145 units, respectively, were granted. There were 78,207 and 50,705 deferred stock units outstanding as of September 30, 2013 and December 31, 2012, respectively. There was no compensation expense recorded for these awards for the three months ended September 30, 2013 and 2012. The compensation expense recorded for these awards was $0.7 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A stock to meet the stock requirements of its awards in the future.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

Note 20. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
September 30, 2013		33.8	6.2	40.0
December 31, 2012		33.0	7.0	40.0

Class B stock ($0.025 par value)	80.0
September 30, 2013		14.2	0.8	15.0
December 31, 2012		14.2	0.8	15.0

Class C stock ($0.025 par value)	20.0
September 30, 2013		—	0.5	0.5
December 31, 2012		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at September 30, 2013 and December 31, 2012. The Company has no present plans to issue any preferred stock.

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's class A, class B and class C stock for the nine months ended September 30, 2013 and 2012:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2013
Q3 2013 Dividend	August 6, 2013	September 9, 2013	September 20, 2013	$0.30
Q2 2013 Dividend	May 20, 2013	June 10, 2013	June 21, 2013	0.30
Q1 2013 Dividend	March 4, 2013	March 18, 2013	March 29, 2013	0.30
2012
Q3 2012 Dividend	August 7, 2012	September 10, 2012	September 21, 2012	$0.25
Q2 2012 Dividend	May 9, 2012	June 11, 2012	June 22, 2012	0.25
Q1 2012 Dividend	February 28, 2012	March 12, 2012	March 23, 2012	0.25

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

Common stock and other equity and noncontrolling interests

Activity impacting the Company's common stock and other equity and noncontrolling interests for the nine months ended September 30, 2013 was as follows:

	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2012	$1,235.4	$0.3
Net loss attributable to Quad/Graphics common shareholders	(28.2)	—
Net loss attributable to noncontrolling interests	—	(0.9)
Foreign currency translation adjustments	(17.4)	0.1
Cash dividends declared	(46.3)	—
Stock-based compensation charges	13.5	—
Sale of stock for options exercised	6.5	—
Tax benefit on stock option activity	0.5	—
Pension and other postretirement benefit amortization, net of tax	(2.5)	—
Balance at September 30, 2013	$1,161.5	$(0.5)

Note 21. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2013, were as follows:

	Foreign Currency Translation	Pension and Other Postretirement Benefit Liability	Total
Balance at December 31, 2012	$(20.7)	$(39.7)	$(60.4)
Other comprehensive loss before reclassifications	(15.0)	—	(15.0)
Amounts reclassified from accumulated other comprehensive loss	(2.4)	(2.5)	(4.9)
Net other comprehensive loss	(17.4)	(2.5)	(19.9)
Balance at September 30, 2013	$(38.1)	$(42.2)	$(80.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

The details about the reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2013 and 2012, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statements of Operations Presentation
	2013	2012	2013	2012
Revaluation gain on sale of businesses (see Note 10)	$—	$—	$(2.4)	$—	Selling, general and administrative expenses

Amortization of pension and other postretirement benefits	(1.3)	(1.0)	(4.1)	(2.0)	Cost of sales
Impact of income taxes	0.5	0.3	1.6	0.7	Income tax expense (benefit)
Amortization of pension and other postretirement benefits, net of tax	(0.8)	(0.7)	(2.5)	(1.3)	Net of tax

Postretirement benefit plan amendments	—	15.9	—	23.3	(1)
Impact of income taxes	—	(6.2)	—	(9.1)	(1)
Postretirement benefit plan amendments, net of tax	—	9.7	—	14.2	(1)

Postretirement benefit plan curtailment	—	(12.8)	—	(12.8)	Restructuring, impairment and transaction-related charges
Impact of income taxes	—	5.0	—	5.0	Income tax expense (benefit)
Postretirement benefit plan curtailment, net of tax	—	(7.8)	—	(7.8)	Net of tax

Total reclassifications for the period	$(0.8)	$1.2	$(4.9)	$5.1	Net of tax
______________________________

(1)
Due to postretirement benefit plan amendments, the postretirement liability was reduced by $15.9 million, or $9.7 million net of deferred taxes, and $23.3 million, or $14.2 million net of deferred taxes, for the three and nine months ended September 30, 2012, respectively. The impact to the condensed consolidated statements of operations of the postretirement benefit plan amendments is included in the Postretirement benefit plan curtailment line items in this table. See Note 17 for additional information.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
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

	Net Sales		Operating Income/(Loss)	Restructuring, Impairment and Transaction-Related Charges
	Products	Services
Three months ended September 30, 2013
United States Print and Related Services	$952.4	$147.2	$60.5	$19.3
International	102.9	3.5	—	0.6
Total operating segments	1,055.3	150.7	60.5	19.9
Corporate	—	—	(16.1)	7.9
Total	$1,055.3	$150.7	$44.4	$27.8

Three months ended September 30, 2012
United States Print and Related Services	$812.6	$110.2	$84.7	$(3.3)
International	115.1	1.8	(4.4)	4.6
Total operating segments	927.7	112.0	80.3	1.3
Corporate	—	—	(21.2)	10.6
Total	$927.7	$112.0	$59.1	$11.9

Nine months ended September 30, 2013
United States Print and Related Services	$2,682.8	$431.9	$108.5	$49.8
International	323.1	8.5	(7.2)	5.6
Total operating segments	3,005.9	440.4	101.3	55.4
Corporate	—	—	(63.0)	27.5
Total	$3,005.9	$440.4	$38.3	$82.9

Nine months ended September 30, 2012
United States Print and Related Services	$2,265.3	$329.4	$139.2	$29.1
International	362.0	6.8	(20.5)	22.7
Total operating segments	2,627.3	336.2	118.7	51.8
Corporate	—	—	(67.3)	36.0
Total	$2,627.3	$336.2	$51.4	$87.8

Restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2013 and 2012 are further described in Note 5 and are included in the operating income/(loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income from continuing operations to earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating income from continuing operations	$44.4	$59.1	$38.3	$51.4
Less: interest expense	20.9	21.7	64.1	63.8
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	$23.5	$37.4	$(25.8)	$(12.4)

Note 23. Subsequent Events

Declaration of Quarterly Dividend

On November 5, 2013, the Company declared a quarterly dividend of $0.30 per share, which will be paid on December 20, 2013, to shareholders of record as of December 9, 2013.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012, including the notes thereto, included elsewhere in this report and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2012, and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2013.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the three months ended September 30, 2013, to the three months ended September 30, 2012, and (2) the nine months ended September 30, 2013, to the nine months ended September 30, 2012. The comparability of the Company's results of operations between periods was impacted by the January 16, 2013 acquisition of Vertis. Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and includes all of the product and related service offerings described above. The United States Print and Related Services segment accounted for approximately 91% and 90% of the Company's consolidated net sales during the three and nine months ended September 30, 2013, respectively.

The International segment consists of the Company's printing operations in Europe and Latin America. This segment produces and delivers all of Quad/Graphics' product and service offerings in Europe and Latin America, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 9% and 10% of the Company's consolidated net sales during the three and nine months ended September 30, 2013, respectively.

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

Net cash provided by operating activities. The Company uses net cash provided by operating activities as a metric to assess liquidity. The Company's management assesses net cash provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund integration and restructuring requirements related to the acquired Vertis operations and other cost reduction activities, as well as to fund capital expenditures, debt services requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal liabilities, acquisitions and other investments in future growth and shareholder dividends. Net cash provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

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

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management currently is balancing the use of cash between deleveraging the Company's balance sheet (through reduction in debt and pension and postretirement obligations), compelling investment opportunities and returns to shareholders (including a quarterly shareholder dividend that increased from $0.25 per share in 2012 to $0.30 per share in 2013, as well as a $2.00 per share special dividend paid in December 2012). The Company increased consolidated debt and capital leases by $187 million at September 30, 2013, as compared to December 31, 2012, due primarily to the $235.4 million of net cash paid for the Vertis acquisition in January 2013. However, since the Company completed the World Color acquisition in July 2010, the Company has reduced debt and capital leases by $257 million and has reduced the obligations for pension, postretirement and MEPPs by $213 million.

The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 through September 30, 2013 have resulted in the announcement of 19 plant closures and have reduced headcount by approximately 6,700.

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

In this increasingly multichannel marketplace, the Company believes that the printing industry will need to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers. The Company invested $118 million in capital projects during the nine months ended September 30, 2013, and intends to invest a total of $150 million to $175 million in new capital projects in 2013.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities, acquisitions or divestitures. Some recent examples of the Company's acquisition and divestiture activity are as follows:

•
On January 16, 2013, the Company completed its acquisition of substantially all of the assets of Vertis, a provider of retail advertising inserts, direct marketing and in-store marketing solutions, for $265.4 million, which included the payment of $95.4 million for net current assets that were in excess of normalized working capital requirements, for a net purchase price of $170.0 million. The Company believes the acquisition of Vertis will strengthen and expand its client offering with an enhanced range of products and services within its United States Print and Related Services segment and provide increased manufacturing flexibility and distribution efficiencies from an extended geographic footprint in the United States. For additional information regarding this acquisition, see Note 3, "Acquisitions and Strategic Investments," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q.

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

The Company is subject to seasonality in its quarterly results as net sales and operating income, when excluding restructuring, impairment and transaction-related charges, are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday related advertising and promotions. With the acquisition of Vertis, the Company expects increased seasonality in 2013 as the majority of Vertis revenues occur in the second half of the year.

Results of Operations for the Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012

Summary Results

The Company's operating income from continuing operations, operating margin, net earnings attributable to Quad/Graphics common shareholders and diluted earnings per share attributable to Quad/Graphics common shareholders for the three months ended September 30, 2013, changed from the three months ended September 30, 2012, as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings Attributable to Quad/Graphics Common Shareholders	Earnings Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended September 30, 2012	$59.1	5.7%	$39.8	$0.84
2013 Restructuring, Impairment and Transaction-Related Charges(1)	(27.8)	(2.3)%	(16.7)	(0.35)
2012 Restructuring, Impairment and Transaction-Related Charges(2)	11.9	1.1%	7.1	0.15
Decrease in Interest Expense(3)	N/A	N/A	0.5	0.01
Increase in Income Tax Expense(4)	N/A	N/A	(18.1)	(0.38)
Increase in Operating Income(5)	1.2	(0.8)%	0.4	(0.01)
For the Three Months Ended September 30, 2013	$44.4	3.7%	$13.0	$0.26
______________________________

(1)	Restructuring, impairment and transaction-related charges of $27.8 million incurred during the three months ended September 30, 2013, included:

a.	$4.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$8.8 million of impairment charges including: (1) $6.4 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations in Jonesboro, Arkansas and Pittsburg, California, as well as other capacity reduction restructuring initiatives and (2) $2.4 million of land and building impairment charges related to the Corinth, Mississippi plant closure;

c.	$0.3 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities;

d.
$6.2 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.	$7.6 million of various other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

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

(2)	Restructuring, impairment and transaction-related charges of $11.9 million incurred during the three months ended September 30, 2012, included:

a.	$1.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$0.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Mexico City, Mexico;

c.	$0.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis;

d.
$13.5 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.
$(3.9) million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain as a result of the amendment to the postretirement medical benefit plan.

(3)
Interest expense decreased $0.8 million ($0.5 million, net of tax) during the three months ended September 30, 2013, to $20.9 million. This change was due to a lower weighted average interest rate on borrowings, partially offset by an increase in debt levels in 2013 as compared to 2012 primarily related to funding the $265.4 million purchase price for the Vertis acquisition.

(4)
Income tax expense increased $18.1 million during the three months ended September 30, 2013, primarily due to an $11.6 million benefit recorded during the three months ended September 30, 2012, from decreasing the liability for unrecognized tax benefits related to the expiration of the applicable statutes of limitations, as well as other discrete items. This benefit did not recur during the three months ended September 30, 2013.

(5)
Operating income, excluding restructuring, impairment and transaction-related charges, increased $1.2 million ($0.4 million, net of tax) primarily due to the margin impact of incremental net sales resulting from the Vertis acquisition, partially offset by a decline in earnings from lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess manufacturing capacity in the printing industry, as well as higher selling, general and administrative costs as a result of the Vertis acquisition. Operating margin decreased 0.8% primarily due to the revenues derived from the acquired Vertis operations, which generate lower operating margins than the Company's historical operating margins. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2013		2012
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$1,055.3	87.5%	$927.7	89.2%	$127.6	13.8%
Services	150.7	12.5%	112.0	10.8%	38.7	34.6%
Total Net Sales	1,206.0	100.0%	1,039.7	100.0%	166.3	16.0%
Cost of Sales:
Products	843.8	70.0%	722.2	69.5%	121.6	16.8%
Services	106.4	8.8%	75.9	7.3%	30.5	40.2%
Total Cost of Sales	950.2	78.8%	798.1	76.8%	152.1	19.1%
Selling, General & Administrative Expenses	101.6	8.4%	87.3	8.4%	14.3	16.4%
Restructuring, Impairment and Transaction-Related Charges	27.8	2.3%	11.9	1.1%	15.9	133.6%
Depreciation and Amortization	82.0	6.8%	83.3	8.0%	(1.3)	(1.6)%
Total Operating Expenses	1,161.6	96.3%	980.6	94.3%	181.0	18.5%
Operating Income From Continuing Operations	$44.4	3.7%	$59.1	5.7%	$(14.7)	(24.9)%

Net Sales

Product sales increased $127.6 million, or 13.8%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to increased product sales resulting from the Vertis acquisition, partially offset by lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry and lower paper sales.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $38.7 million, or 34.6%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to additional service sales from logistics and distribution services and media solutions resulting from the Vertis acquisition, as well as service sales increases in media solutions owned more than a year.

Cost of Sales

Cost of product sales increased $121.6 million, or 16.8%, for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily due to the Vertis acquisition, partially offset by lower cost of sales due to a decrease in sales from product lines owned more than a year, Vertis integration synergy savings and other cost reduction activities.

Cost of product sales as a percentage of net sales increased from 69.5% for the three months ended September 30, 2012, to 70.0% for the three months ended September 30, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins, and lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry. The increase in cost of product sales as a percentage of net sales was partially offset by synergy savings related to the Vertis integration and other cost reduction activities.

Cost of service sales increased $30.5 million, or 40.2%, for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily due to additional cost of service sales resulting from the Vertis acquisition.

Cost of service sales as a percentage of net sales increased from 7.3% for the three months ended September 30, 2012, to 8.8% for the three months ended September 30, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.3 million, or 16.4%, for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily due to $16.5 million in additional selling, general and administrative expenses predominantly resulting from administrative functions at the acquired Vertis manufacturing plants, partially offset by $2.2 million in other net miscellaneous cost decreases.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $15.9 million, or 133.6%, for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily due to a $11.5 million increase in other restructuring costs, a $8.4 million increase in impairment charges and a $3.5 million increase in employee termination charges, partially offset by a $7.3 million decrease in acquisition-related integration costs and a $0.2 million decrease in transaction-related charges.

Restructuring, impairment and transaction-related charges of $27.8 million incurred in the three months ended September 30, 2013, included: (1) $4.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $8.8 million of impairment charges, including $6.4 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations in Jonesboro, Arkansas and Pittsburg, California, as well as other capacity reduction restructuring initiatives, and $2.4 million of land and building impairment charges related to the Corinth, Mississippi plant closure, (3) $0.3 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, (4) $6.2 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $7.6 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $11.9 million incurred in the three months ended September 30, 2012, included: (1) $1.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Mexico City, Mexico, (3) $0.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis, (4) $13.5 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $(3.9) million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain resulting from an amendment to the postretirement medical benefit plan.

Depreciation and Amortization

Depreciation and amortization decreased $1.3 million, or 1.6%, for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily due to an increase in fully depreciated property, plant and equipment and ceasing depreciation on buildings classified as assets held for sale, partially offset by additional depreciation and amortization related to the Vertis acquisition.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, were as follows:

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$126.3	10.5%	$142.9	13.7%

EBITDA decreased $16.6 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to $15.9 million of increased restructuring, impairment and transaction-related charges, $14.3 million of increased selling, general and administrative expenses as a result of the Vertis acquisition, and the margin impact of lower print volumes and lower print pricing in product lines owned more than a year. These impacts were partially offset by the margin impact of a $166.3 million, or 16.0%, increase in net sales primarily resulting from the Vertis acquisition.

EBITDA represents net earnings attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense (if applicable) and (iii) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings attributable to Quad/Graphics common shareholders follows:

	Three Months Ended September 30,
	2013	2012
	(dollars in millions)
Net Earnings Attributable to Quad/Graphics Common Shareholders(1)	$13.0	$39.8
Interest Expense	20.9	21.7
Income Tax Expense (Benefit)	10.4	(1.9)
Depreciation and Amortization	82.0	83.3
EBITDA	$126.3	$142.9
______________________________

(1)	Net earnings attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $27.8 million and $11.9 million for the three months ended September 30, 2013, and 2012, respectively;

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended September 30,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$952.4	$812.6	$139.8	17.2%
Services	147.2	110.2	37.0	33.6%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	60.5	84.7	(24.2)	(28.6)%
Operating Margin	5.5%	9.2%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$19.3	$(3.3)	$22.6	684.8%

Net Sales

Product sales for the United States Print and Related Services segment increased $139.8 million, or 17.2%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to increased product sales resulting from the Vertis acquisition, partially offset by lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry and lower paper sales.

Service sales for the United States Print and Related Services segment increased $37.0 million, or 33.6%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to additional service sales from logistics and distribution services and media solutions resulting from the Vertis acquisition, as well as service sales increases in media solutions owned more than a year.

Operating Income

Operating income for the United States Print and Related Services segment decreased $24.2 million, or 28.6%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to the margin impact of lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry and $22.6 million in increased restructuring, impairment and transaction-related charges, partially offset by the margin impact of additional sales resulting from the Vertis acquisition.

Operating margin for the United States Print and Related Services segment decreased from 9.2% for the three months ended September 30, 2012, to 5.5% for the three months ended September 30, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins, increased restructuring, impairment and transaction-related charges and lower print volumes and pricing as discussed in the preceding paragraph.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended September 30, 2013, were $19.3 million, consisting of: (1) $3.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $8.8 million of impairment charges, including $6.4 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations in Jonesboro, Arkansas and Pittsburg, California, as well as other capacity reduction restructuring initiatives, and $2.4 million of land and building impairment charges related to the Corinth, Mississippi plant closure and (3) $7.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended September 30, 2012, were $(3.3) million, consisting of: (1) $1.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $(4.4) million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $12.8 million curtailment gain resulting from an amendment to the postretirement medical benefit plan.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings (loss) of unconsolidated entities within the International segment:

	Three Months Ended September 30,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$102.9	$115.1	$(12.2)	(10.6)%
Services	3.5	1.8	1.7	94.4%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	—	(4.4)	4.4	100.0%
Operating Margin	—%	(3.8)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	0.6	4.6	(4.0)	(87.0)%
Equity in Earnings (Loss) of Unconsolidated Entities	$(0.5)	$0.4	$(0.9)	(225.0)%

Net Sales

Product sales for the International segment decreased $12.2 million, or 10.6%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural, which reduced product sales by $5.8 million, $2.4 million of lower product sales in Colombia and $2.3 million of lower product sales in Mexico.

Service sales for the International segment increased $1.7 million, or 94.4%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to an increase in logistics revenue in Europe.

Operating Loss

Operating loss for the International segment decreased $4.4 million, or 100.0%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to a $4.0 million decrease in restructuring, impairment and integration expenses (of which $3.4 million was attributable to the Latin America reporting unit) and $2.2 million of increased operating income in Europe. These reductions in operating loss were partially offset by a $0.9 million decrease in equity earnings of unconsolidated entities, as discussed below.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2013, were $0.6 million, consisting of: (1) $0.7 million of employee termination costs related to workforce reduction through facility consolidation and involuntary separation programs, (2) $(0.2) million of an adjustment for updated estimates related to employee related liabilities for the integration of Transcontinental's Mexican operations and (3) $0.1 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2012, were $4.6 million, consisting of: (1) $0.3 million of employee termination costs related to workforce reduction through facility consolidations and involuntary separation programs, (2) $0.4 million of impairment charges for certain machinery and equipment no longer being utilized in production as a result of facility consolidations in Mexico City, Mexico, (3) $3.4 million of integration costs primarily related to the integration of the acquired companies and (4) $0.5 million of other restructuring charges.

Equity in Earnings (Loss) of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also holds a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings (loss) of unconsolidated entities in the International segment decreased $0.9 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to a $0.8 million decrease in equity earnings at Plural.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2013	2012
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$16.1	$21.2
Restructuring, Impairment and Transaction-Related Charges	7.9	10.6

Corporate operating expenses decreased $5.1 million, or 24.1%, for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily due to a $2.7 million decrease in restructuring, impairment and transaction-related charges, a $0.7 million decrease in professional fees and $1.7 million in other net miscellaneous cost reductions.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2013, were $7.9 million, consisting of: (1) $1.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.3 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, (3) $6.4 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.2 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2012, were $10.6 million, consisting of: (1) $0.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis and (2) $10.1 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

Results of Operations for the Nine Months Ended September 30, 2013, Compared to the Nine Months Ended September 30, 2012

Summary Results

The Company's operating income from continuing operations, operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the nine months ended September 30, 2013, changed from the nine months ended September 30, 2012, as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Nine Months Ended September 30, 2012	$51.4	1.7%	$66.4	$1.41
2013 Restructuring, Impairment and Transaction-Related Charges(1)	(82.9)	(2.4)%	(49.7)	(1.06)
2012 Restructuring, Impairment and Transaction-Related Charges(2)	87.8	3.0%	52.7	1.12
Increase in Interest Expense(3)	N/A	N/A	(0.2)	—
Increase in Income Tax Expense (4)	N/A	N/A	(53.4)	(1.14)
Decrease in Loss from Discontinued Operations, net of tax(5)	N/A	N/A	3.2	0.07
Gain on Disposal of Discontinued Operations, net of tax(6)	N/A	N/A	(35.3)	(0.75)
Decrease in Operating Income(7)	(18.0)	(1.2)%	(11.9)	(0.27)
For the Nine Months Ended September 30, 2013	$38.3	1.1%	$(28.2)	$(0.62)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $82.9 million incurred during the nine months ended September 30, 2013, included:

a.	$12.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$18.5 million of impairment charges including: (1) $11.0 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations primarily in Dubuque, Iowa, Jonesboro, Arkansas, Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives and (2) $7.5 million of land and building impairment charges primarily related to the Corinth, Mississippi and Mexico City, Mexico plant closures;

c.	$3.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis;

d.
$21.3 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.	$27.0 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

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

(2)	Restructuring, impairment and transaction-related charges of $87.8 million incurred during the nine months ended September 30, 2012, included:

a.	$22.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$14.5 million of impairment charges including: (1) $7.1 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations primarily in Mexico City, Mexico and Stillwater, Oklahoma as well as other capacity reduction restructuring initiatives and (2) $7.4 million of land and building impairment charges primarily related to the Stillwater, Oklahoma and Pila, Poland plant closures;

c.	$2.8 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the transaction with Transcontinental;

d.
$36.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.
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

(3)
Interest expense increased $0.3 million ($0.2 million, net of tax) during the nine months ended September 30, 2013, to $64.1 million. This change was due to an increase in debt levels in 2013 as compared to 2012 primarily related to funding the $265.4 million purchase price for the Vertis acquisition, partially offset by a lower weighted average interest rate on borrowings.

(4)
Income tax expense increased $53.4 million during the nine months ended September 30, 2013, primarily due to a $41.5 million benefit recorded during the nine months ended September 30, 2012, from decreasing the liability recorded for unrecognized tax benefits related to the settlement of IRS audits and the expiration of the applicable statutes of limitations, as well as other discrete items. This benefit did not recur during the nine months ended September 30, 2013.

(5)
Loss from discontinued operations, net of tax, of $3.2 million for the nine months ended September 30, 2012, did not recur in the nine months ended September 30, 2013, due to the completion of the sale of the Company's Canadian operations to Transcontinental on March 1, 2012.

(6)
Gain on disposal of discontinued operations, net of tax, was $35.3 million during the nine months ended September 30, 2012, due to the completion of the sale of the Company's Canadian operations to Transcontinental on March 1, 2012.

(7)
Operating income, excluding restructuring, impairment and transaction-related charges, decreased $18.0 million ($11.9 million, net of tax) primarily due to a decline in earnings from lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess manufacturing capacity in the printing industry, as well as higher selling, general and administrative costs as a result of the Vertis acquisition. These amounts were partially offset by the margin impact of incremental net sales resulting from the Vertis acquisition. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2013		2012
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net Sales:
Products	$3,005.9	87.2%	$2,627.3	88.7%	$378.6	14.4%
Services	440.4	12.8%	336.2	11.3%	104.2	31.0%
Total Net Sales	3,446.3	100.0%	2,963.5	100.0%	482.8	16.3%
Cost of Sales:
Products	2,432.1	70.6%	2,065.3	69.7%	366.8	17.8%
Services	321.7	9.3%	246.5	8.3%	75.2	30.5%
Total Cost of Sales	2,753.8	79.9%	2,311.8	78.0%	442.0	19.1%
Selling, General & Administrative Expenses	312.6	9.1%	259.9	8.8%	52.7	20.3%
Restructuring, Impairment and Transaction-Related Charges	82.9	2.4%	87.8	3.0%	(4.9)	(5.6)%
Depreciation and Amortization	258.7	7.5%	252.6	8.5%	6.1	2.4%
Total Operating Expenses	3,408.0	98.9%	2,912.1	98.3%	495.9	17.0%
Operating Income From Continuing Operations	$38.3	1.1%	$51.4	1.7%	$(13.1)	(25.5)%

Net Sales

Product sales increased $378.6 million, or 14.4%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to increased product sales resulting from the Vertis acquisition, partially offset by lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry and lower paper sales.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $104.2 million, or 31.0%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to additional service sales from logistics and distribution services and media solutions resulting from the Vertis acquisition, as well as service sales increases in media solutions owned more than a year.

Cost of Sales

Cost of product sales increased $366.8 million, or 17.8%, for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to the Vertis acquisition, partially offset by lower cost of sales due to a decrease in sales from product lines owned more than a year, Vertis integration synergy savings and other cost reduction activities.

Cost of product sales as a percentage of net sales increased from 69.7% for the nine months ended September 30, 2012, to 70.6% for the nine months ended September 30, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins, and lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry. The increase in cost of product sales as a percentage of net sales was partially offset by synergy savings related to the Vertis integration and other cost reduction activities.

Cost of service sales increased $75.2 million, or 30.5%, for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to additional cost of service sales resulting from the Vertis acquisition.

Cost of service sales as a percentage of net sales increased from 8.3% for the nine months ended September 30, 2012, to 9.3% for the nine months ended September 30, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $52.7 million, or 20.3%, for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to $49.8 million in additional selling, general and administrative expenses predominantly resulting from administrative functions at the acquired Vertis manufacturing plants, a $5.8 million increase in losses from foreign currency transactions and a $3.0 million increase in bad debt expense, partially offset by a $3.5 million decrease in legal, environmental and bankruptcy expenses, a $1.7 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural and $0.7 million in other net miscellaneous cost decreases. Selling, general and administrative expenses as a percentage of net sales increased from 8.8% to 9.1% between periods due to the items discussed in the preceding sentence, as the increase in selling, general and administrative expenses slightly outpaced the increased net sales discussed above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $4.9 million, or 5.6%, for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to a $15.3 million decrease in acquisition-related integration costs and a $9.4 million decrease in employee termination charges, partially offset by a $15.1 million increase in other restructuring costs a $4.0 million increase in impairment charges and a $0.7 million increase in transaction-related charges.

Restructuring, impairment and transaction-related charges of $82.9 million incurred in the nine months ended September 30, 2013, included: (1) $12.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $18.5 million of impairment charges, including $11.0 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations primarily in Dubuque, Iowa, Jonesboro, Arkansas, Pittsburg, California and Vancouver, British Columbia, as well as other capacity reduction restructuring initiatives, and $7.5 million of land and building impairment charges primarily related to the Corinth, Mississippi and Mexico City, Mexico plant closures, (3) $3.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis, (4) $21.3 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $27.0 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $87.8 million incurred in the nine months ended September 30, 2012, included: (1) $22.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $14.5 million of impairment charges, including $7.1 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations primarily in Mexico City, Mexico and Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives, and $7.4 million of land and building impairment charges primarily related to the Stillwater, Oklahoma and Pila, Poland plant closures, (3) $2.8 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the transaction with Transcontinental, (4) $36.6 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $11.9 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain resulting from an amendment to the postretirement medical benefit plan and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

Depreciation and Amortization

Depreciation and amortization increased $6.1 million, or 2.4%, for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to additional depreciation and amortization related to the Vertis acquisition, partially offset by an increase in fully depreciated property, plant and equipment.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, were as follows:

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$295.9	8.6%	$336.8	11.4%

EBITDA decreased $40.9 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to $52.7 million of increased selling, general and administrative expenses as a result of the Vertis acquisition, the margin impact of lower print volumes and lower print pricing in product lines owned more than a year, and a $35.3 million gain on the disposal of the Canadian discontinued operations recorded during the nine months ended September 30, 2012, that did not recur in 2013. These impacts were partially offset by the margin impact of a $482.8 million, or 16.3%, increase in net sales primarily resulting from the Vertis acquisition, $4.9 million of decreased restructuring, impairment and transaction-related charges and a $3.2 million loss from discontinued operations recorded during the nine months ended September 30, 2012, that did not recur in 2013 (due to the sale of the Canadian discontinued operations on March 1, 2012).

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

	Nine Months Ended September 30,
	2013	2012
	(dollars in millions)
Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders(1)	$(28.2)	$66.4
Interest Expense	64.1	63.8
Income Tax Expense (Benefit)	1.3	(46.0)
Depreciation and Amortization	258.7	252.6
EBITDA	$295.9	$336.8
______________________________

(1)	Net earnings (loss) attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $82.9 million and $87.8 million for the nine months ended September 30, 2013, and 2012, respectively;

b.
Loss from discontinued operations, net of tax, was $3.2 million for the nine months ended September 30, 2012. EBITDA from discontinued operations was $(3.2) million for the nine months ended September 30, 2012, and included restructuring, impairment and transaction-related charges of $1.7 million for the nine months ended September 30, 2012; and

c.	Gain on disposal of discontinued operations, net of tax, was $35.3 million for the nine months ended September 30, 2012.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Nine Months Ended September 30,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$2,682.8	$2,265.3	$417.5	18.4%
Services	431.9	329.4	102.5	31.1%
Operating Income (including Restructuring, Impairment and Transaction-Related Charges)	108.5	139.2	(30.7)	(22.1)%
Operating Margin	3.5%	5.4%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	$49.8	$29.1	$20.7	71.1%

Net Sales

Product sales for the United States Print and Related Services segment increased $417.5 million, or 18.4%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to increased product sales resulting from the Vertis acquisition, partially offset by lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry and lower paper sales.

Service sales for the United States Print and Related Services segment increased $102.5 million, or 31.1%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to additional service sales from logistics and distribution services and media solutions resulting from the Vertis acquisition, as well as service sales increases in media solutions owned more than a year.

Operating Income

Operating income for the United States Print and Related Services segment decreased $30.7 million, or 22.1%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to the margin impact of lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry and $20.7 million in increased restructuring, impairment and transaction-related charges, partially offset by the margin impact of additional sales resulting from the Vertis acquisition.

Operating margin for the United States Print and Related Services segment decreased from 5.4% for the nine months ended September 30, 2012, to 3.5% for the nine months ended September 30, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins, increased restructuring, impairment and transaction-related charges and lower print volumes and pricing as discussed in the preceding paragraph.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the nine months ended September 30, 2013, were $49.8 million, consisting of: (1) $9.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $14.3 million of impairment charges, including $10.3 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations primarily in Dubuque, Iowa, Jonesboro, Arkansas, Pittsburg, California and Vancouver, British Columbia, as well as other capacity reduction restructuring initiatives, and $4.0 million of land and building impairment charges primarily related to the Corinth, Mississippi plant closure and (3) $25.8 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the nine months ended September 30, 2012, were $29.1 million, consisting of: (1) $15.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.5 million of impairment charges, including $2.2 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations primarily in Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives, and $1.3 million of land and building impairment charges related to the Stillwater, Oklahoma plant closure and (3) $9.8 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain resulting from an amendment to the postretirement medical benefit plan and a $2.4 million gain on the collection of a note receivable related to the settlement of a disputed pre-acquisition World Color Press note receivable.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings (loss) of unconsolidated entities within the International segment:

	Nine Months Ended September 30,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net Sales:
Products	$323.1	$362.0	$(38.9)	(10.7)%
Services	8.5	6.8	1.7	25.0%
Operating Loss (including Restructuring, Impairment and Transaction-Related Charges)	(7.2)	(20.5)	13.3	64.9%
Operating Margin	(2.2)%	(5.6)%	N/A	N/A
Restructuring, Impairment and Transaction-Related Charges	5.6	22.7	(17.1)	(75.3)%
Equity in Earnings (Loss) of Unconsolidated Entities	$(2.0)	$0.7	$(2.7)	(385.7)%

Net Sales

Product sales for the International segment decreased $38.9 million, or 10.7%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural, which reduced product sales by $14.1 million, $12.6 million in lower sales in Europe related to lower volumes and lower paper sales, $7.3 million in lower product sales in Peru and $5.9 million in lower sales in Mexico.

Service sales for the International segment increased $1.7 million, or 25.0%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to an increase in logistics revenue in Europe.

Operating Loss

Operating loss for the International segment decreased $13.3 million, or 64.9%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to a $17.1 million decrease in restructuring, impairment and integration expenses and a $1.7 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013. These reductions in operating loss were partially offset by a $6.2 million decrease in operating income in Argentina and a $2.7 million decrease in equity earnings of unconsolidated entities, as discussed below.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2013, were $5.6 million, consisting of: (1) $1.0 million of employee termination costs related to workforce reduction through facility consolidations and involuntary separation programs, (2) $4.2 million of impairment charges, including $0.7 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations in Poland, as well as other capacity reduction restructuring initiatives, and $3.5 million of land and building impairment charges related to the Mexico City, Mexico plant closure, (3) $(0.2) million of an adjustment for updated estimates related to employee related liabilities for the integration of Transcontinental's Mexican operations and (4) $0.6 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2012, were $22.7 million, consisting of: (1) $6.2 million of employee termination costs related to workforce reduction through facility consolidations and involuntary separation programs, (2) $11.0 million of impairment charges, including $4.9 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations primarily in Mexico City, Mexico, as well as other capacity reduction restructuring initiatives, and $6.1 million of land and building impairment charges primarily related to the Pila, Poland plant closure, (3) $3.4 million of integration costs primarily related to the integration of the acquired companies and (4) $2.1 million of other restructuring charges.

Equity in Earnings (Loss) of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. In January 2013, the Company sold 100% of its ownership interest in Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A. to Plural (see Note 10, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q). The Company also holds a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings (loss) of unconsolidated entities in the International segment decreased $2.7 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to a $2.4 million decrease in equity earnings at Plural.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2013	2012
	(dollars in millions)
Operating Expenses (including Restructuring, Impairment and Transaction-Related Charges)	$63.0	$67.3
Restructuring, Impairment and Transaction-Related Charges	27.5	36.0

Corporate operating expenses decreased $4.3 million, or 6.4%, for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to a $8.5 million decrease in restructuring, impairment and transaction-related charges, partially offset by a $3.3 million increase in employee related costs (of which $2.0 million was an increase in non-cash stock-based compensation expense) and $0.9 million of other net miscellaneous expense increases.

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2013, were $27.5 million, consisting of: (1) $1.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis, (3) $21.5 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.6 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2012, were $36.0 million, consisting of: (1) $2.8 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the transaction with Transcontinental and (2) $33.2 million of integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and unused available capacity under its revolving credit facilities, net of issued letters of credit, of $498.3 million as of September 30, 2013, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to the acquired Vertis operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders and shareholder dividends. Borrowings under the $850.0 million revolving credit facility were $307.7 million as of September 30, 2013, and peak borrowings during the three and nine months ended September 30, 2013 were $327.8 million.

Net Cash Provided by Operating Activities

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

Net cash provided by operating activities was $219.4 million for the nine months ended September 30, 2013, compared to $232.2 million for the nine months ended September 30, 2012, resulting in a $12.8 million decrease in cash provided by operating activities. The decrease was primarily due to $13.0 million in lower net cash earnings during 2013 and a $4.3 million decrease in cash flows from changes in operating assets and liabilities, partially offset by a $4.5 million increase in dividends from unconsolidated entities. The changes in operating assets and liabilities include increases in working capital for (1) a $59 million increase in receivables, (2) a $12 million decrease in cash provided from working capital of the Company's Canadian discontinued operations, which were sold on March 1, 2012, and (3) a $10 million increase in other net working capital. These working capital increases were partially offset by an estimated $77 million of increased accounts payable and accrued liabilities from the replenishment of normalized working capital levels after the acquisition of Vertis (which was acquired without a normalized level of trade accounts payable and certain liabilities).

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

Net cash used in investing activities was $346.1 million for the nine months ended September 30, 2013, compared to $37.0 million for the nine months ended September 30, 2012, resulting in a $309.1 million increase in cash used in investing activities. The increase was primarily due to the $235.4 million net cash outlay related to the acquisition of Vertis on January 16, 2013 (which represents the total $265.4 million Vertis purchase price less a $25.9 million payment made during the fourth quarter of 2012 and less $4.1 million of cash acquired), a $50.0 million refund of the deposit related to the Transcontinental Mexico acquisition received during the nine months ended September 30, 2012, that did not recur in 2013, and a $32.3 million increase in purchases of property, plant and equipment in 2013. These impacts were partially offset by the $18.1 million cost method investment in ManipalTech made during the nine months ended September 30, 2012, that did not recur in 2013.

Net Cash From Financing Activities

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

Net cash provided by financing activities was $133.3 million for the nine months ended September 30, 2013, compared to net cash used in financing activities of $196.0 million for the nine months ended September 30, 2012, resulting in a $329.3 million increase in cash provided by financing activities. The increase was primarily due to net debt borrowings of $172.8 million in 2013, compared to net debt repayments of $147.7 million in 2012, representing a $320.5 million increase, and an $8.8 million reduction in World Color Press bankruptcy claim payments on unsecured notes to be issued. The increase in borrowings is related to the January 16, 2013 acquisition of Vertis. The increase in cash provided by financing activities is partially offset by a $6.9 million increase in dividend payments.

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

Free Cash Flow for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was as follows:

	Nine Months Ended September 30,
	2013	2012
	(dollars in millions)
Net Cash Provided by Operating Activities(1)	$219.4	$232.2
Less: Purchases of Property, Plant and Equipment	(117.6)	(85.3)
Free Cash Flow	$101.8	$146.9
______________________________

(1)	Net cash provided by operating activities includes:

a.
Net restructuring payments of $67.9 million and $64.3 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2012, net restructuring payments are presented net of restructuring cash receipts of $14.7 million related to the collection of a disputed pre-acquisition World Color Press note receivable; and

b.	World Color Press bankruptcy payments of $7.9 million and $9.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Free Cash Flow decreased $45.1 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, due to a $12.8 million decrease in net cash provided by operating activities and an increase in capital expenditures of $32.3 million. See the Net Cash Provided by Operating Activities section above for further explanations of the change in operating cash flows.

Debt Obligations

During the nine months ended September 30, 2013, the Company utilized a combination of the following significant debt instruments to fund cash requirements, including:

•	$1.5 Billion Debt Financing Agreement which includes:

◦	$850.0 million Revolving Credit Facility ($307.7 million outstanding as of September 30, 2013);

◦	$450.0 million Term Loan A ($427.5 million outstanding as of September 30, 2013); and

◦	$200.0 million Term Loan B ($195.3 million outstanding as of September 30, 2013);

•	Master Note and Security Agreement ($505.6 million outstanding as of September 30, 2013); and

•
Facilities Agreement – a $93.0 million foreign currency denominated facilities agreement including both term loan and revolving credit facility components (total of $62.8 million outstanding as of September 30, 2013).

Covenants and Compliance

As of September 30, 2013, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2013 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt financing agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2013, the Company's leverage ratio was 2.65 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended September 30, 2013, the Company's interest coverage ratio was 7.33 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended September 30, 2013, the Company's fixed charge coverage ratio was 3.95 to 1.00).

•
Consolidated net worth of at least $780.8 million (as of September 30, 2013, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.10 billion).

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

As of September 30, 2013, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2013, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on March 8, 2013, except:

•
the Company increased its consolidated debt and capital lease obligations by $177.8 million, which is net of a $9.5 million decrease in anticipated future interest payments, during the nine months ended September 30, 2013,

•	the Company increased its operating lease obligations by $13.3 million, primarily due to an increase in operating lease obligations from the acquisition of Vertis, and

•	the acquisition of Vertis was completed on January 16, 2013, and the remaining purchase price of $235.4 million was paid to Vertis during the nine months ended September 30, 2013.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of September 30, 2013, the Company had fixed rate debt and capital leases outstanding of $538.0 million at a current weighted average interest rate of 7.3% and variable rate debt outstanding of $1.0 billion at a current weighted average interest rate of 2.9%. The variable rate debt outstanding at September 30, 2013 is primarily comprised of the $1.5 billion variable rate debt financing agreement entered into on July 26, 2011, including $427.5 million outstanding on the $450.0 million term loan A, $195.3 million outstanding on the $200.0 million term loan B and $307.7 million outstanding on the $850.0 million revolving credit facility, as well as $62.8 million of international variable rate debt outstanding. The term loan B bears interest primarily based on the London Interbank Offered Rate ("LIBOR"); however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage. At September 30, 2013, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.88% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2013, by approximately $16.0 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has an allowance for doubtful accounts of $67.8 million as of September 30, 2013, and $70.8 million as of December 31, 2012.

The Company has a large, diverse customer base and the credit risk from customer concentration has further decreased after the acquisitions of World Color Press and Vertis with the addition of new customers, geographies and products the Company now produces. The Company does not have a high degree of concentration with any single customer account.

During the three and nine months ended September 30, 2013, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of the Company's chief executive officer and chief financial officer, whether any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the nine months ended September 30, 2013 have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

During the nine months ended September 30, 2013, the Company implemented Oracle's Hyperion Financial Management ("HFM") application. HFM provides the Company an automated tool for consolidating financial data from the general ledger systems used by the Company's subsidiaries. The Company considers the implementation of HFM an enhancement to the financial statement preparation process because the implementation reduces the Company's reliance on manual control procedures. The design and documentation of the applicable internal control processes and procedures have been appropriately modified and those internal controls have been tested for effectiveness prior to and concurrent with the implementation.

During the nine months ended September 30, 2013, the Company acquired Vertis for $265.4 million. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business and to augment its Company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity.

Based on management's evaluation, there were no other changes in the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A, "Risk Factors," of the Company's 2012 Annual Report on Form 10-K, filed with the SEC on March 8, 2013. No material changes to such risk factors occurred during the period from January 1, 2013 through September 30, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the third quarter ended September 30, 2013. As of September 30, 2013, there were $91.8 million of authorized repurchases remaining under the program.

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

QUAD/GRAPHICS, INC.

Date:	November 6, 2013	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2013	By:	/s/ John C. Fowler
John C. Fowler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended September 30, 2013

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

(101*)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

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