Form 10-K
period 2013-12-31
Quad/Graphics, Inc.
filed 2014-02-27
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the class A common stock (based on the closing price of $24.10 per share on the New York Stock Exchange, LLC) on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, held by non-affiliates was $618,593,498. The registrant's class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant's class B common stock is convertible into one share of the registrant's class A common stock. In August 2012, all outstanding shares of the registrant's class C common stock were converted into shares of class A common stock.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of February 24, 2014

Class A Common Stock	33,812,823
Class B Common Stock	14,198,464
Class C Common Stock	—
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

QUAD/GRAPHICS, INC.
FORM 10-K INDEX
For the Year Ended December 31, 2013

i

Forward-Looking Statements

To the extent any statements in this Annual Report on Form 10-K contain information that is not historical, these statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, the objectives, goals, strategies, beliefs, intentions, plans, estimates, prospects, projections and outlook of Quad/Graphics, Inc. (the “Company” or “Quad/Graphics”), and can generally be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms, variations on them and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q, and the following:

•	The impact of significant overcapacity in the highly competitive commercial printing industry, which creates downward pricing pressure and fluctuating demand for printing services;

•	The inability of the Company to reduce costs and improve operating efficiency rapidly enough to meet market conditions;

•	The impact of electronic media and similar technological changes including digital substitution by consumers;

•	The impact of changes in postal rates, service levels or regulations;

•	The impact of changing future economic conditions;

•	The failure to renew long-term contracts with clients on favorable terms or at all;

•	The failure of clients to perform under long-term contracts due to financial or other reasons or due to client consolidation;

•	The failure to successfully identify, manage, complete and integrate acquisitions and investments, including the integration of the operations of Vertis Holdings, Inc. ("Vertis");

•	The impact of increased business complexity as a result of the Company's entry into additional markets;

•	The impact of fluctuations in costs (including labor-related costs, energy costs, freight rates and raw materials) and the impact of fluctuations in the availability of raw materials;

•	The impact of regulatory matters and legislative developments or changes in laws, including changes in privacy and environmental laws;

•
The impact on the holders of Quad/Graphics' class A common stock of a limited active market for such shares and the inability to independently elect directors or control decisions due to the voting power of the class B common stock;

•	The impact of risks associated with the operations outside of the United States; and

•	Significant capital expenditures may be needed to maintain the Company's platform and processes and to remain technologically and economically competitive.

Quad/Graphics cautions that the foregoing list of risks, uncertainties and other factors is not exhaustive and you should carefully consider the other factors detailed from time to time in Quad/Graphics' filings with the United States Securities and Exchange Commission (“SEC”) and other uncertainties and potential events when reviewing the Company's forward-looking statements.

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

Overview

Quad/Graphics is a leading global printer and media channel integrator founded in Pewaukee, Wisconsin, as a Wisconsin corporation, in 1971 by the late Harry V. Quadracci. As of December 31, 2013, the Company had approximately 25,600 employees in North America, Latin America, and Europe, and served a diverse base of approximately 8,000 clients from 147 facilities located in 20 countries. With consultative ideas, worldwide capabilities, leading-edge technology and single-source simplicity, the Company believes it has the resources and knowledge to help its clients maximize the revenue they derive from their marketing spend and minimize their total cost of print production and distribution. The Company's print and related products and services in North America, Latin America and Europe primarily include:

•
Print Solutions. Includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products.

•
Media Solutions. Includes marketing strategy, media planning and placement, data insights, response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, and interactive print solutions including image recognition and near field communication technology.

•	Logistics Services. Includes mailing, distribution, logistics, and data optimization and hygiene services.

Quad/Graphics has contractual relationships with leading magazine publishers, including Condé Nast, Hearst Magazines, Meredith Corporation, The National Geographic Society, Rodale Inc., Source Interlink Media, LLC, Time Inc. and Wenner Media LLC. Quad/Graphics prints retail inserts for major retailers such as Bass Pro Shops, The Bon-Ton Stores, Inc., J.C. Penney Company, Inc., Shopko Stores Operating Co., LLC and Target Corporation; catalogs for industry-leading marketers such as American Girl, W.W. Grainger, Bluestem Brands, Colony Brands and OSP Group; and direct mail products for companies such as Charter Communications, American Eagle Outfitters, Publishers Clearing House, Inc. and Weight Watchers International, Inc. Quad/Graphics prints books for publishers such as Harlequin Enterprises Limited, The McGraw‑Hill Companies, Inc. and Simon & Schuster, Inc.; and directories for publishers such as hibu plc and Yellow Media Limited.

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

•
Create opportunity through disciplined, value-driven industry consolidation that adds complementary capabilities, allowing the Company to provide an enhanced range of products and services and create significant efficiencies in the overall print production and distribution processes.

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

4.	Enhance Financial Strength and Create Shareholder Value

Given current economic and industry challenges, Quad/Graphics believes that its strategy to enhance financial strength and create shareholder value will contribute to its long-term success. Key components of this strategy are centered on the Company's disciplined financial approach to maximize earnings and free cash flow; use of consistent financial policies to ensure it maintains a strong balance sheet and liquidity levels; and ability to retain the financial flexibility needed to strategically allocate and deploy capital.

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

Industry

The global printing industry encompasses a wide range of sectors, including general commercial printing, newspapers and retail inserts, directories, books, direct mail, packaging, financial printing, business forms, greeting cards, and label and wrapper printing. Printing is one of the largest industries in the United States, with more than 965,000 employees and approximately 47,000 companies generating an estimated $161 billion in annual sales, according to the Printing Industries of America/Graphic Arts Technical Foundation ("PIA/GATF") 2012 Print Market Atlas ("Print Market Atlas"). Quad/Graphics operates primarily in the commercial print portion of the printing industry. The PIA/GATF defines this portion to include advertising printing such as direct mail, circulars, brochures, displays, inserts / pamphlets, business cards, stationery, catalogs, directories, newspapers, magazines and books. According to the Print Market Atlas, the United States commercial printing sector, excluding newspapers, is estimated to generate approximately $82 billion in sales annually. The commercial printing industry, excluding newspapers, is also highly fragmented and competitive, with the largest 400 printers representing approximately 55% of the overall United States and Canadian market, based on the 2013 Printing Impressions PI400 and the Print Market Atlas.

Demand for printed products and related services is impacted by real gross domestic product growth, as economic activity and advertising spending are key drivers of customer demand. In times of global economic uncertainty, advertisers may reduce spending. Magazine publishers, facing diminished advertising pages, reduce total page counts; catalog marketers reduce page counts, circulation and the frequency of print campaigns; retailers curb investments in store inventory and cut back advertising; and other advertisers reduce their direct mail campaigns, particularly in the banking, insurance, credit card, real estate and nonprofit industries. In addition, the Company believes the commercial print industry has moved toward shorter print runs and increased production efficiency of products with lower page counts and increasing complexity. This, combined with increases in postage expenses (which significantly outpaced inflation over the last 10 years) and the increased use of alternative marketing technologies have led many printing businesses to fail and the industry to undergo ongoing consolidation.

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

Seasonality

The Company is subject to seasonality in its quarterly results as net sales and operating income, when excluding restructuring, impairment and transaction-related charges, are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday related advertising and promotions. Following the 2013 acquisition of Vertis, the Company experienced increased seasonality in 2013 as the majority of Vertis revenues occur in the second half of the year, and the Company expects this seasonality impact to continue in future years.

Strategy

Quad/Graphics remains focused on four primary strategic goals, which it believes will allow the Company to be successful despite ongoing economic and industry challenges. These four goals are as follows:

•	Transform the Industry

•	Maximize Operational and Technological Excellence

•	Empower, Engage and Develop Employees

•	Enhance Financial Strength and Create Shareholder Value

1.	Transform the Industry

The Company believes it is well positioned to transform the industry in the following three ways:

•	Maximize the Revenue Clients Derive From Their Marketing Spend Through Media Channel Integration.

•	Minimize Clients' Total Cost of Production and Distribution.

•	Pursue Value-Driven Industry Consolidation.

Maximize the Revenue Clients Derive From Their Marketing Spend Through Media Channel Integration. Quad/Graphics understands that its clients are faced with an ever-changing media landscape and an increasingly demanding consumer. As a printer and media channel integrator, the Company believes that it is uniquely positioned to help clients navigate today's multichannel world by capitalizing on print's ability to complement and connect with other media channels. This has created an opportunity for Quad/Graphics to help maximize the revenue clients derive from their overall marketing spend. With its consultative ideas, worldwide capabilities, leading-edge technology and single-source simplicity, Quad/Graphics uses a client-centric approach to help marketers and publishers connect strategy and content with multiple media channels to create measurable client value. The Company's integrated solutions, which use data to leverage and connect all channels such as print (including in-store signage and point-of-purchase displays), mobile, email, the Web, tablets and e-readers, video and social media, help its clients engage consumers and readers, drive higher response rates, promote a consistent brand across channels and create returns for advertisers on their marketing dollars.

Minimize Clients' Total Cost of Production and Distribution. Quad/Graphics has made strategic capital expenditure and information technology ("IT") investments to build what it believes is one of the most efficient and innovative distribution networks in the commercial printing industry. The Company's goal, and an integral component of how Quad/Graphics creates client value, is to maintain and utilize a fully-integrated, national distribution network to help mitigate rising postage costs for its clients.

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

2.	Maximize Operational and Technological Excellence

Quad/Graphics utilizes a disciplined return on capital framework to make significant investments in its print manufacturing platform and data management capabilities, resulting in what it believes is one of the most integrated, automated, efficient and modern manufacturing platforms in the industry. The Company has built a platform that encompasses a combination of mega plants (facilities greater than 1.0 million square feet) that produce a number of different product lines under one roof; mega zones where multiple facilities in close geographic proximity are managed as one large facility; and smaller strategically located facilities. In addition, a commitment to Lean Enterprise and a culture of continuous process improvement is a high priority throughout the Company and supports its goal of being the low-cost producer in its industry. For example, the Company's in-house research and development division has been instrumental in developing and deploying what the Company believes are industry-leading manufacturing solutions, which has allowed the Company to reduce its cost structure over the years. This includes closed-loop color systems, register guidance systems, cut-off controls and other automated controls for its press and finishing equipment.

3.	Empower, Engage and Develop Employees

In keeping with its culture of employee empowerment, Quad/Graphics encourages all of its employees to act as entrepreneurs by taking ownership of their work and providing innovative solutions that advance the Company's strategic goals. The Company helps employees keep current on skills through education and training programs offered on the job and in the classroom. For example, the Company has a “Leading Within Quad” training program for managers and supervisors to help them develop a deeper understanding of the organization, the industry and their leadership competencies. Much of this education is developed specifically for its workforce by its in-house education division, QuadEducation, in cooperation with its Continuous Improvement and Safety business units. The Company reinforces with employees the eight core values that drive all of its business decisions: Trust in Trust, Do the Right Thing, Innovate, Grow, Believe in People, Make Money, Have Fun, and Do Things for the Rose (i.e., do things for the sake of excellence). The Company demonstrates its care for employees through innovative benefits such as QuadMed, which focuses on prevention and wellness delivered through onsite primary care clinics and advanced telemedicine systems, as well as fitness centers, organized recreational activities, and health and wellness classes.

4.	Enhance Financial Strength and Create Shareholder Value

Given current economic and industry challenges, the Company has taken a disciplined approach to maintaining and enhancing financial strength and creating shareholder value as a key strategic goal. This strategy is centered on the Company's ability to maximize Free Cash Flow, net earnings and Adjusted EBITDA; maintain consistent financial policies to ensure a strong balance sheet and liquidity level is maintained; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. Below is a summary of financial measures not prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"):

•
Adjusted EBITDA is defined as EBITDA before restructuring, impairment and transaction-related charges, loss on debt extinguishment (if applicable), gain on disposal of discontinued operations, net of tax (if applicable) and loss from discontinued operations, net of tax (if applicable).

•
EBITDA is defined as net earnings (loss) attributable to the Quad/Graphics common shareholders plus interest expense, income tax expense (if applicable) and depreciation and amortization, and less income tax benefit (if applicable). A reconciliation of EBITDA to net earnings (loss) attributable to Quad/Graphics common shareholders for the years ended December 31, 2013, 2012 and 2011, is included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

•
Free Cash Flow is defined as net cash provided by operating activities less purchases of property, plant and equipment. A reconciliation of Free Cash Flow to net cash provided by operating activities for the years ended December 31, 2013 and 2012, is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

These financial measures are important metrics by which the Company gauges the profitability and assesses the performance of its business. They should not be considered an alternative to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity.

The priorities for capital allocation and deployment are adjusted based on prevailing circumstances and what the Company thinks is best for shareholder value creation at any particular point in time. Those priorities currently include:

•
making compelling investments that drive profitable organic growth and productivity in the Company's current business, as well as executing on acquisitions through a disciplined approach that includes expansion into higher growth print product categories, expansion into growing geographic markets and pursuing value-driven industry consolidation;

•	deleveraging the Company's balance sheet through debt and pension liability reduction; and

•	returning capital to shareholders through dividends.

Competitive Advantages

Quad/Graphics believes its success has been fueled by a number of key competitive advantages that drive its four primary strategic goals. These competitive advantages are: an efficient, flexible and modern manufacturing platform; leading mailing and distribution capabilities; a commitment to ongoing innovation, rapid adoption of technology and integration of new media; a client-centric approach; a disciplined and consistent financial approach; and a distinct corporate culture that empowers and engages employees to think and act like owners to drive business results.

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

Another key aspect of the Company's modern manufacturing platform is the combination of its footprint of mega plants (facilities greater than 1.0 million square feet) that produce a number of different products under one roof; mega zones where multiple facilities in close geographic proximity are managed as one large facility; and smaller strategically located facilities. The Company has continued to evolve its platform, equipping facilities to be product line agnostic, which enables the Company to maximize equipment utilization. Quad/Graphics believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as magazines and catalogs) due to efficiencies of scale and from investments in automation and technology. Complementing its mega plant and mega zone footprints are smaller facilities, strategically located nearer to final distribution points for expedited delivery. This allows clients greater deadline flexibility for adjusting content or marketing strategy, especially for commercial products, direct mail and retail inserts. The Company's platform provides it with the flexibility to meet complex customer service requirements, such as quick turns for time-sensitive material, or when weather patterns threaten production or delivery in a specific area of the country.

Quad/Graphics has also focused on investments in automation designed to reduce headcount and labor costs. Capital investments in advanced applications of robotics and automation and manufacturing process improvements have allowed the Company to lower personnel costs through attrition, decrease overtime and the use of temporary labor, and complete workforce reductions.

To achieve its goal to be the industry's low-cost producer, Quad/Graphics makes a concerted effort to treat all costs as variable and maintains a stringent focus on achieving productivity improvements and sustainable cost reductions through a variety of continuous improvement programs in both manufacturing and administrative areas. The Company believes it is making progress toward this goal by remaining focused on:

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

Finally, Quad/Graphics has invested in vertically-integrated, non-print capabilities to assist it in delivering lower costs for its clients, enhancing customer service levels, increasing flexibility and providing more aggregated services to each client. Such capabilities include data management, imaging, logistics and distribution, ink manufacturing, and equipment research and design. This vertical integration allows substantial control over critical links in the overall print supply chain, such as the Company's ink manufacturing capabilities which help it control the quality, cost and availability of a key input in the printing process.

Leading Mailing and Distribution Capabilities

Quad/Graphics creates targeted and personalized printed materials for its clients, which helps its clients increase consumer response rates, maximize their return on print spending and reduce overall costs. Quad/Graphics uses its in-house list services bureau to analyze mail list data, demographics data, consumer transaction data and other consumer-specific data to help its clients target consumers through personalized printed materials. Personalization and targeting create the opportunity to reach the right recipients with the right (or relevant) message at the right time. The Company believes that integrating its analysis of mail list data with its logistics services allows it to reduce client freight costs for shipments to newsstands and postal centers, while providing a high level of dependability and rapid response times that are crucial to the delivery of time-sensitive materials. Further, the Company uses a national consolidation network to combine like-destination freight to maximize cost-effectiveness.

Postal rates are a significant component of many clients' cost structures and Quad/Graphics believes that postal costs influence the number of pieces that its clients print and mail. The Company has invested significantly in its mail preparation and distribution capabilities to offset increasing postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency and reduce these costs. The Company helps its U.S. clients reduce their overall postage costs through what it believes, based on information published by or otherwise made available from its competitors, is the industry's largest co-mail program. The Company's co-mail program involves the sorting and bundling of printed products to be mailed to consumers, in order to facilitate better integration with the United States Postal Service ("USPS"). The USPS offers significant work-sharing discounts for this sorting, bundling and drop-shipping across approximately 300 USPS postal processing centers as it reduces handling by the USPS. By combining the products of multiple clients in the mailstream, the Company leverages the volume from all of its clients, regardless of the production facility, to achieve greater savings. In 2013, Quad/Graphics co-mailed approximately 5 billion magazines, catalogs and direct marketing pieces, earning significant discounts from the USPS on behalf of its clients.

Quad/Graphics is also able to leverage the volume of products running through its plants for further client distribution savings by coordinating and consolidating shipments from single mega plants or multiple plants that create a mega zone, and then routing those shipments directly to thousands of local newspapers, USPS processing facilities or other distribution facilities. In addition, each major United States metropolitan area is within one day's drive of at least one of the Company's strategically located facilities, providing its clients the flexibility to print closest to their end consumers.

Commitment to Ongoing Innovation, Rapid Adoption of Technology and Integration of New Media

Quad/Graphics has had a continued commitment to research and development, manufacturing process improvements, and the rapid adoption of technological innovations and integration of new media.

From a client-facing technology perspective, Quad/Graphics believes it is at the forefront of the printing industry with creating and/or rapidly adopting solutions that help marketers and publishers integrate print with new media to drive business results. The Company's Media Solutions group is dedicated to developing, testing and delivering these innovative solutions. Media Solutions' core services include marketing strategy, media planning and placement, data insights, response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, and interactive print solutions including image recognition and near field communication technology. These services are seamlessly integrated to help clients optimize content, promote brand awareness and loyalty, and create experiences that connect with consumers and readers across multiple channels such as print (including in-store signage and point-of-purchase displays), mobile, email, the Web, tablets and e-readers, video and social media.

Data supports the Company’s belief that offline and online channels work well together in support of a marketing strategy. According to a 2012 study by InfoTrends, marketers report an average improvement of 45% for multichannel campaigns (using print, email, Web landing pages and mobile technology) over print-only campaigns. In addition, more than 50% of marketers are utilizing three or more forms of media in their marketing campaigns, according to a 2012 InfoTrends study. According to Econsultancy’s State of Integrated Marketing Report 2013, nearly 90% of marketers describe marketing channel integration as “necessary and inevitable” for mid-sized and large organizations.

Using a client-centric approach, the Company intends to continue to redefine print communications as the foundation of how it will help clients integrate media channels by:

•
consulting with clients on marketing strategies to integrate personalized, targeted print communications (including in-store signage and point-of-purchase displays), with other media channels including mobile, email, the Web, tablets and e-readers, video and social media to drive higher response rates;

•
leveraging its integrated data analytics, finishing technology and logistics operations, which allow clients to create and track customized and relevant communications across channels on a cost-effective basis, with the objective of delivering higher responses at a lower cost;

•	improving the cost-effectiveness of local advertising investments through an improved understanding of best customers’ shopping behavior, messaging preferences and media consumption habits;

•	developing workflow solutions to help clients streamline content management across multiple channels;

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

With respect to the Company's print manufacturing platform, Company engineers, designers and systems engineers, working closely with its press and finishing operators, have developed a range of advancements. The value of Quad/Graphics' innovations to the industry is supported by the fact that it generates revenue by supplying some of these technology solutions and consulting services to other printers. In particular, the Company believes it is an internationally known, leading manufacturer of electronic process control systems and maintains offices in the Netherlands, India, Japan and China to sell and service these products to equipment manufacturers and other printers.

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

Client-Centric Approach

Throughout its 40-plus-year history, the Company has put its clients at the center of its operations, creating solutions clients need to meet their business objectives. The Company uses a client-centric consultative approach to help marketers and publishers take maximum advantage of the Company's full range of integrated multichannel solutions to help them better engage end users and drive improved response from print and print-related solutions. The Company's interactive print solutions, for example, connect print with mobile technologies—such as smartphones and tablets—to create compelling calls to action that drive business results. The Company will continue to evolve its offering as technologies and user preferences change.

Quad/Graphics' "high tech/high touch" approach has led to what the Company believes is an excellent client service reputation. The Company uses the latest technology and tools to better connect clients with employees and employees with each other. Its own brand of Smartools® not only link the Company's people and equipment across its entire network of plants, but extend to the Company's clients as well, creating true, real-time communications integration. For example, the Company's Smartools® provide clients with access to the very same up-to-the-minute information used by the Company's production, customer service and sales representatives, allowing them to better manage current projects and plan future work.

Quad/Graphics pays particularly close attention to listening to what its clients say about the Company, proactively seeking their input through an annual Client Satisfaction Survey. The survey provides sound insights on clients’ experience with the Company as well as ways to enhance products, services and overall value. Key concerns are addressed by an Executive Steering Committee led by the Chairman, President and CEO, demonstrating the Company’s top-down commitment to client satisfaction.

Disciplined and Consistent Financial Approach

Quad/Graphics is a controlled public company with the Harry V. Quadracci family having voting control through ownership of high-vote stock. This structure provides consistency in ownership, leadership, strategy and financial policies, and perpetuates a management culture of always striving to be “our own best investment.”

Quad/Graphics believes that its disciplined financial approach of focusing on maximizing earnings and Free Cash Flow, and maintaining a strong balance sheet provides a competitive advantage. Continuous Improvement and Lean Manufacturing methodologies are among the tools that Quad/Graphics uses to improve manufacturing productivity and to ultimately maximize operating margins. The Company applies these same methodologies to its selling, general and administrative functions to create a truly Lean Enterprise. Additionally, Quad/Graphics has a culture of continuous cost reduction, which includes minimizing waste, increasing efficiencies and throughput, and simplifying and streamlining processes. The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. Quad/Graphics believes that its focused efforts to be the low-cost producer generates increased Free Cash Flow and allows the Company to focus on maintaining a strong balance sheet through debt and pension liability reductions. The Company’s disciplined financial approach has resulted in strong credit metrics and has allowed the Company to structure its debt agreements to maintain high liquidity as well as to avoid refinancing risk, with the nearest significant maturity not until July 2017.

The Company takes a very disciplined approach to its capital allocation decisions. A key part of this discipline is a goal of having returns on investment exceed the cost of capital, whether the investments are related to purchasing the right equipment or investing in the right strategic growth initiatives. The Company balances the use of cash between compelling investment opportunities; deleveraging the balance sheet through debt and pension liability reductions; or returning cash back to shareholders through dividends.

When reviewing an investment opportunity, such as a consolidating acquisition, Quad/Graphics uses a disciplined, value-driven approach to ensure the following criteria are met before any opportunity is selected:

•	The Company conducts a thorough review process to ensure a potential acquisition will be a good strategic fit.

•
The Company ensures that the economics make sense and will create value through an enhanced range of products and services, revenue-generating solutions and increased efficiencies. Key economics include the negotiated purchase price, targeted efficiencies from integrating the companies together and the necessary cost to achieve those synergies.

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

Distinct Corporate Culture

Quad/Graphics believes that its distinct corporate culture, which evolved from a core set of values conceived by the late founder Harry V. Quadracci, drives thoughtful decision-making, especially with regard to how it manages operations and creates solutions that redefine print in a multichannel media landscape, and better positions the Company to prevail in the dynamic and competitive printing industry. The Company fosters an entrepreneurial environment by inspiring and empowering employees to own projects and enact solutions that advance the Company’s goals. Employees in the United States who have been employed for at least one full calendar year also may have a beneficial ownership in the Company through Company stock held in an employee stock ownership plan, enhancing their sense of ownership. The Company believes that the empowerment, engagement and development of its employee owners foster a strong partnership approach within the business that delivers results.

Quad/Graphics invests in its employees in a variety of ways by providing technical, safety and continuous improvement training, personal improvement classes, financial and retirement planning and comprehensive health and wellness benefits. Through its own network of QuadMed primary care clinics located at larger worksite locations, the Company provides high-quality primary medical care and specialty services to employees and their families at a low cost. The Company demonstrates its commitment to wellness through onsite fitness centers at a number of printing plant locations, as well as by offering smoking cessation, weight-management and nutrition classes among other wellness-related programs; providing employee assistance program counseling services; and developing its own programs with financial incentives for managing chronic conditions such as diabetes and asthma (known as Well You) and promoting healthy lifestyles. QuadMed also sells this business model of healthcare services to third-party businesses.

Quad/Graphics is led by an experienced management team with a proven track record in the printing industry that is committed to preserving the Company’s values-based culture. The senior management team includes individuals with long tenure with the Company augmented with seasoned industry talent realized through strategic hiring or recent acquisitions, further supported by managers and employees committed to advancing print solutions in coordination with the ever-evolving multichannel media landscape. The Company believes the experience and stability of senior management, paired with next-generation entrepreneurially minded employees, will contribute to its long-term success.

Segment Description

Quad/Graphics operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer clients complete solutions for communicating their message to target audiences. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company's reportable and operating segments and their product and service offerings are summarized below.

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products, together with the related service offerings, including marketing strategy, media planning and placement, data insights, response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink. As a result of the divestiture of the Company's Canadian operations to Transcontinental, Inc. ("Transcontinental") on March 1, 2012 (see Note 4, "Discontinued Operations," to the consolidated financial statements in Item 8 "Financial Statements and Supplementary Data," of this

Annual Report on Form 10-K), all United States Print and Related Services segment amounts have been restated to exclude the Canadian discontinued operations. The United States Print and Related Services segment accounted for approximately 90%, 88% and 88% of Quad/Graphics' consolidated net sales in 2013, 2012 and 2011, respectively.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 10%, 12% and 12% of the Company's consolidated net sales in 2013, 2012 and 2011, respectively.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance.

For additional financial information by segment and geographic area, see Note 25, "Segment Information," and Note 26, "Geographic Area and Product Information," to the consolidated financial statements, respectively, in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Competition

The printing industry, with approximately 47,000 companies in the United States, is highly fragmented and competitive. Although there has been industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry (excluding newspaper printing) still only represent approximately 55% of the United States and Canadian market, according to the 2013 Printing Impressions PI400 and the 2012 Print Market Atlas. According to the December 2013 Printing Impressions PI400, Quad/Graphics was the second largest commercial printer in the United States as measured by revenue.

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

Clients

Quad/Graphics enjoys long-standing relationships with a diverse base of clients, which includes both national and regional corporations in North America, Latin America and Europe. The Company's clients include industry-leading blue chip companies that operate in a wide range of industries and serve both businesses and consumers, including retailers, publishers and direct marketers. The Company's relationships with its largest clients average more than 16 years in duration and Quad/Graphics typically signs multi-year print agreements with these clients.

In 2013, Quad/Graphics served approximately 8,000 clients, and its 10 largest clients accounted for approximately 15% of consolidated sales, with none representing more than 5% individually. The Company believes that its large and diverse client base, broad geographic coverage and extensive range of printing and print-related capabilities are competitive strengths.

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

Employees

As of December 31, 2013, Quad/Graphics had approximately 25,600 employees in North America, Latin America and Europe. Within the United States, there were approximately 21,200 employees of which approximately 1,300 were covered by a collective bargaining agreement. Outside of the United States, there were approximately 4,400 employees, of which approximately 1,900 were either governed by agreements that apply industry-wide, by a collective bargaining agreement or through works councils or similar agreements. Quad/Graphics believes that its employee relations are good and that the Company maintains an employee-centric culture.

Business Acquisitions

On December 18, 2013, the Company completed the acquisition of Wisconsin based Proteus Packaging Corporation (“Proteus”) as well as its sister company Transpak Corporation (“Transpak”). Proteus is a designer and manufacturer of high-end paperboard packaging, offering packaging solutions for a wide variety of industries, including automotive, biotechnology, food, personal care, pharmaceuticals, software and electronics. Transpak is a full-service industrial packaging company, offering crating, packaging, warehousing, distribution and logistics services to destinations worldwide.

On November 7, 2013, the Company completed the acquisition of Novia CareClinics, LLC ("Novia"), an Indianapolis, Indiana healthcare solutions company. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Novia operates 50 clinics located throughout Indiana and four other states focusing on delivering advanced health and wellness solutions to employees and dependents.

On January 16, 2013, the Company completed the acquisition of substantially all of the assets of Vertis, which included a payment for current assets that were in excess of normalized working capital requirements. Vertis was a leading provider of retail advertising inserts, direct marketing and in-store marketing solutions. The acquisition of Vertis enhanced the Company’s position as a leader in the production of retail advertising inserts, direct marketing and in-store marketing solutions that the Company can provide to its clients and enhanced its integrated offerings.

Executive Officers of Quad/Graphics

The following table sets forth the names, ages (as of February 27, 2014) and positions of Quad/Graphics' executive officers.

Name	Age	Position
J. Joel Quadracci	45	Chairman, President and Chief Executive Officer
David A. Blais	51	Executive Vice President of Sales and Client Services
John C. Fowler	63	Executive Vice President and Chief Financial Officer
Thomas J. Frankowski	53	Executive Vice President of Manufacturing & Operations and President of Europe
Craig C. Faust	46	President of Commercial and Specialty
Steven D. Jaeger	49	President of Quad/Direct and Corporate Vice President of Information & Technology
David K. Riebe	52	President of Logistics & Distribution
Tony Scaringi	46	President and General Manager of Latin America
David J. Honan	45	Vice President, Controller & Chief Accounting Officer
Jennifer J. Kent	42	Vice President & General Counsel
Maura D. Packham	45	Vice President of Marketing & Communications
Kelly A. Vanderboom	39	Vice President & Treasurer

Mr. Quadracci has been a director of Quad/Graphics since 2003, its President since January 2005, its President and Chief Executive Officer since July 2006, and its Chairman, President and Chief Executive Officer since January 2010. Mr. Quadracci joined Quad/Graphics in 1991 and, prior to becoming President and Chief Executive Officer, served in various capacities, including Sales Manager, Regional Sales Strategy Director, Vice President of Print Sales, Senior Vice President of Sales & Administration, and President and Chief Operating Officer. Mr. Quadracci is the brother of Kathryn Quadracci Flores, a director of the Company, and the brother-in-law of Christopher B. Harned, a director of the Company. Quad/Graphics believes that Mr. Quadracci's experience in the printing industry and in leadership positions with the Company qualifies him for service as a director of the Company.

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

Mr. Jaeger has served as President of Quad/Direct since August 2007 and as Corporate Vice President of Information & Technology for Quad/Graphics since 2013 and previously served as Vice President of Information Systems & Infrastructure from 2007 to 2012. Prior thereto, Mr. Jaeger had been Quad/Graphics' Vice President of

Information Systems from 1998 to 2006 and had worked in various other capacities since he joined the Company in 1994. Prior to joining Quad/Graphics, Mr. Jaeger worked for Andersen Consulting for eight years.

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

Mr. Honan has served as Quad/Graphics' Controller since he joined the Company in May 2009. He became Vice President and Controller in December 2009 and was named Chief Accounting Officer in July 2010. Prior to joining Quad/Graphics, Mr. Honan served as Vice President, General Manager and Chief Financial Officer of Journal Community Publishing Group, a subsidiary of media conglomerate Journal Communications Inc., for five years. Before joining Journal Community Publishing Group, Mr. Honan worked in executive-level roles in investor relations and corporate development at Newell Rubbermaid, a global marketer of consumer and commercial products. Mr. Honan also worked at the accounting firm Arthur Andersen LLP for 11 years.

Ms. Kent has served as Quad/Graphics’ Vice President and General Counsel since December 2013 and as its Assistant General Counsel since she joined the Company in August 2010. Prior to joining Quad/Graphics, Ms. Kent was Associate General Counsel at Harley-Davidson Motor Company from March 2003 to July 2010. Prior thereto, Ms. Kent served as an Assistant U.S. Attorney for the Eastern District of Wisconsin and practiced law at Foley & Lardner LLP, a Milwaukee-based law firm.

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

On February 4, 2014, the Company named several executives to new or expanded roles to support its strategic business initiatives as the Company has grown in size and complexity. These appointments are effective on March 1, 2014, and are as follows: (1) Mr. Blais was named Executive Vice President of Global Procurement and Platform Strategy, (2) Mr. Fowler was named Vice Chairman and Executive Vice President of Strategy and Corporate Development, (3) Mr. Frankowski was named Chief Operating Officer, (4) Mr. Jaeger was named Executive Vice President, President of Direct Marketing and Media Solutions and Chief Information Officer, (5) Mr. Honan was named Vice President and Chief Financial Officer and (6) Mr. Vanderboom expanded his role to include President of Logistics in addition to Vice President and Treasurer.

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

The industry in which the Company operates is highly competitive. The printing industry, with approximately 47,000 companies in the United States, is highly fragmented. Although there has been industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry (excluding newspaper printing) still only represent approximately 55% of the United States and Canadian markets, according to the 2013 Printing Impressions PI400 and the PIA/GATF 2012 Print Market Atlas. The Company competes for commercial business not only with large and mid-sized printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and client preference for local services, printers with better access to certain regions of a given country may be preferred by clients in such regions.

In recent years, the printing industry has experienced a reduction in demand for printed materials and overcapacity due to various factors including adverse economic conditions and competition from alternative sources of communication, including email, the Web, electronic readers, interactive television and electronic retailing. The impacts of overcapacity and intense competition have led to continued downward pricing pressures. Printing industry revenues may continue to decrease in the future. Some of the industries that the Company services have been subject to consolidation efforts, leading to a smaller number of potential clients. Furthermore, if the smaller clients of Quad/Graphics are consolidated with larger companies using other printing companies, the Company could lose its clients to competing printing companies.

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

Postal costs are a significant component of the cost structures of many of the Company's clients, and potential clients, and postal rate changes can influence the number of pieces that these clients will be willing to mail. Any resulting decline in print volumes mailed could have an adverse effect on the Company's business. In addition, integrated distribution with the postal service is an important component of the Company's business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS has reported net losses in the last five fiscal years and has estimated a net loss for its current fiscal year and, as a result, has come under increased pressure to adjust its postal rates and service levels. Late in 2013, the USPS went before the Postal Regulatory Commission (“PRC”) and requested to increase postage due to “exigent” circumstances. The PRC granted the USPS with the authority to increase rates through a temporary two-year surcharge. This action by the USPS resulted in postage rates being increased by 6.0% on January 26, 2014. The increase includes the normal and expected annual Consumer Price Index ("CPI") increase of 1.7% and an additional 4.3% temporary exigency-based increase. This unexpected increase may cause some of the Company's clients to reduce mail volumes and explore the use of alternative sources of communication.

Future declines in economic conditions may adversely affect the Company's results of operations.

In general, demand for the Company's products and services is highly related to general economic conditions in the markets our clients serve. Declines in economic conditions in the United States or in other countries in which the Company operates may adversely impact the Company's financial results and these impacts may be material. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity has resulted and may continue to result in declines in prices for the Company's products and services. In addition, a prolonged decline in the global economy and an uncertain economic outlook has and could further reduce the demand in the printing industry. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. The Company has experienced, and expects to experience in the future, excess capacity and lower demand due to economic factors affecting consumers' and businesses' spending behavior. Uncertainty about future economic conditions makes it difficult for the Company to predict results of operations, financial position and cash flows and to make strategic decisions regarding the allocation and deployment of capital.

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

Quad/Graphics is dependent upon the vendors within the Company’s supply chain to maintain a steady supply of inventory, parts and materials. Many of the Company’s products are dependent upon a limited number of suppliers, and significant disruptions could adversely affect operations. Under recent market conditions, including the tightening credit market, it is possible that one or more of the Company’s suppliers will be unable to fulfill their operating obligations due to financial hardships, liquidity issues or other reasons related to the prolonged market recovery.

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

Quad/Graphics and its clients may be subject to various United States and foreign consumer protection, information security, data privacy and "do not mail" requirements at the federal, states, provincial and local levels. Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and privacy. In addition, the interpretation and application of consumer and data protection laws in the United States and elsewhere are often fluid and uncertain. To the extent that the Company or its clients become subject to additional or more stringent requirements, demand for the Company's services may decrease, which could adversely affect the Company's results of operations. In addition, such laws may be interpreted and applied in a manner inconsistent with our internal policies. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

The Company has a material amount of goodwill, other intangible assets and property, plant and equipment on its balance sheet, due in part to acquisitions. As of December 31, 2013, the Company had the following long-lived assets on its consolidated balance sheet included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K:

•	Goodwill, representing the excess of the total purchase price for its acquisitions over the fair value of the net assets acquired, of $773.1 million;

•	Other intangible assets, primarily representing the fair value of customer relationships acquired, of $221.8 million; and

•	Property, plant and equipment of $1,925.5 million.

As of December 31, 2013, these assets represented approximately 70% of the Company's total assets. The Company evaluates goodwill for impairment on an annual basis or more frequently if impairment indicators are present based on the estimated fair value of each reporting unit. The Company assesses impairment of other intangible assets and property, plant and equipment based upon the expected future cash flows of the respective assets. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. A decline in expected profitability, significant negative industry or economic trends, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. As a result, the recoverability of these assets could be called into question and the Company could be required to write down or write off these assets. Such an occurrence could have a material adverse effect on the Company's results of operations and financial position and could result in the Company being in non-compliance with certain of its debt facility covenants (see "Quad/Graphics' debt facilities include various covenants imposing restrictions that may affect the Company's ability to operate its business" below).

There are risks associated with the Company's operations outside of the United States.

Although the substantial majority of the Company's business activity takes place in the United States, a portion of Quad/Graphics net sales are derived from operations in foreign countries. The Company has wholly-owned subsidiaries, majority-owned controlled subsidiaries and other ownership investments in Argentina, Brazil, Chile, Colombia, India, Mexico, Peru and Poland. Net sales from the Company's wholly-owned and majority-owned controlled subsidiaries outside of the United States accounted for approximately 10%, 12% and 12% of its consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

As a result, the Company is subject to the risks inherent in conducting business outside of the United States, including, but not limited to: the impact of economic and political instability; fluctuations in currency values, foreign-currency exchange rates, devaluation and conversion restrictions; exchange control regulations and other limits on our ability to import raw materials or finished product; tariffs and other trade barriers; political and economic instability; trade restrictions and economic embargoes by the United States or other countries; social unrest, acts of terrorism, force majeure, war or other armed conflicts; inflation and fluctuations in interest rates; language barriers; difficulties in staffing, training, employee retention and managing international operations; logistical and communications challenges; differing local business practices and cultural consideration; restrictions on the ability to repatriate funds; foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources; longer accounts receivable payment cycles; potential adverse tax consequences and being subject to different legal and regulatory regimes that may preclude or make more costly certain initiatives or the implementation of certain elements of its business strategy. Any international expansion or acquisition that the Company undertakes could amplify these risks related to operating outside of the United States.

Quad/Graphics is exposed to the economic and political conditions in Argentina. The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative growth, high and variable levels of inflation and currency devaluation. As a consequence, the Company’s business and operations have been, and could be in the future, affected from time to time to varying degrees by economic and political developments and other material events affecting the Argentine economy.

The Company could be adversely affected by engaging in business practices that are in violation of United States and foreign anti-corruption regulations such as the United States Foreign Corrupt Practices Act. The Company operates in parts of the world with developing economies that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. There can be no assurance that all of our employees, contractors or agents, including those representing us in countries where practices which violate anti-corruption laws may be customary, will not take actions in violation of our policies and procedures. The failure to comply with the laws governing international business practices may result in substantial penalties and fines.

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

On September 1, 1995, and as last amended on January 26, 2006, Quad/Graphics entered into a Senior Secured Note Agreement (the "Master Note and Security Agreement") pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.13 billion in various tranches. As of December 31, 2013, the borrowings outstanding under the Master Note and Security Agreement were $490.2 million. On July 26, 2011, and as last amended on December 19, 2012, the Company entered into a $1.5 billion debt financing agreement with certain lenders. The $1.5 billion debt financing agreement includes three different loan facilities, a Term Loan A, a Term Loan B, and a revolving credit facility. The revolving credit facility in the amount of $850.0 million and the Term Loan A in the aggregate amount of $450.0 million each had an initial term of five years that was extended an additional year as part of the December 19, 2012 amendment to mature on July 25, 2017. The Term Loan B in the amount of $200.0 million has a term of seven years and matures on July 25, 2018.

As of December 31, 2013, the Company's various lending arrangements included certain financial covenants. In addition to the financial covenants, the debt facilities also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (total leverage ratio as defined in the debt financing agreement), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.

As of December 31, 2013, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Quad/Graphics' revenue is subject to cyclical and seasonal variations.

The Company's business is seasonal, with Quad/Graphics recognizing the majority of its operating income in the third and fourth quarters of the financial year, primarily as a result of the increased magazine advertising page counts and retail inserts, catalogs and books from back-to-school and holiday related advertising and promotions. Within any year, this seasonality could adversely affect the Company's cash flows and results of operations.

The Company has significant liabilities with respect to defined benefit pension plans and other postretirement benefits that could grow in the future and cause the Company to incur additional costs.

As a result of the 2010 acquisition of World Color Press, the Company sponsors defined benefit pension plans for certain of its employees in the United States. The majority of the plans' assets are held in North American and global equities and fixed income or debt securities. The asset allocation as of December 31, 2013, was approximately 67% equity securities and 33% debt securities.

As of December 31, 2013, the Company had underfunded pension and other postretirement benefit liabilities of approximately $111 million for defined benefit plans and other postretirement benefits plans in the United States. Under current United States pension law, pension funding deficits are generally required to be funded over a seven-year period. In 2014, under current pension law, the contributions required to such plans are expected to total approximately $40 million. These pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan investment performance, pension legislation and other factors. Declines in global, and in particular North American, equity markets would increase the Company's potential pension funding obligations. Any significant increase in the Company's required contributions could have a material adverse impact on its business, financial condition, results of operations and cash flows.

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

As of December 31, 2013, the Company estimates and has recorded in its financial statements a pre-tax withdrawal liability for all United States multiemployer plans of approximately $73.0 million in the aggregate. Until discussions with the multiemployer plans' trustees are concluded, the exact amount of the withdrawal liability will not be known, and, as such, a difference from the recorded estimate could have an adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company's outstanding stock is divided into two classes of common stock: class A common stock ("class A stock") and class B common stock ("class B stock"). The class B stock has ten votes per share on all matters and the class A stock is entitled to one vote per share. As of February 24, 2014, the class B stock constitutes approximately 81% of Quad/Graphics' total voting power. As a result, holders of class B stock are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions. All of the class B stock is owned by certain members of the Quadracci family or trusts for their benefit, whose interests may differ from the interests of the holders of class A stock.

Approximately 90% of the outstanding class B stock is held of record by the Quad/Graphics Voting Trust, and that constitutes approximately 73% of the Company's total voting power. The trustees of the Quad/Graphics Voting Trust have the authority to vote the stock held by the Quad/Graphics Voting Trust. Accordingly, the trustees of the Quad/Graphics Voting Trust are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions.

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

As of December 31, 2013, the Company had deferred tax assets, net of valuation allowances, of $344.4 million on the consolidated balance sheet included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The Company expects to utilize the deferred tax assets to reduce consolidated income tax liabilities over a period of time not to exceed 20 years. However, the Company may not be able to fully utilize the deferred tax assets if its future taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, the Company may be required to record a valuation allowance against the deferred tax assets if the Company believes it is unable to utilize them, which would have an adverse effect on the Company's results of operations and financial position.

Quad/Graphics may be adversely affected by interest rates and foreign exchange rates.

As of December 31, 2013, 63% of the Company's borrowings were subject to variable interest rates. As a result, the Company is exposed to market risks associated with fluctuations in interest rates, and increases in interest rates could adversely affect the Company.

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

As of December 31, 2013, Quad/Graphics had a total of approximately 25,600 employees, of which approximately 3,200 were covered by a collective bargaining agreement. As of December 31, 2013, the Company had eleven collective bargaining agreements in the United States and ten agreements outside of the United States that are either industry-wide individual collective bargaining agreements or works councils or similar arrangements.

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

Quad/Graphics' corporate office is located in owned office space in Sussex, Wisconsin. In addition, as of December 31, 2013, the Company leased or owned 117 facilities in the United States, some of which have multiple buildings and warehouses, and these United States facilities encompassed approximately 27,130,000 square feet. As of December 31, 2013, the Company leased or owned 30 international facilities encompassing approximately 2,824,000 square feet in Canada, Latin America and Europe. Of the facilities, approximately 21,437,000 square feet of space is owned, while the remaining 8,517,000 square feet is leased. The following table lists, as of December 31, 2013, the Company's principal manufacturing facilities, all of which are owned except where noted:

Location	Size (Square Feet)
United States
Lomira, Wisconsin, United States	2,173,000
Sussex, Wisconsin, United States	1,970,000
Martinsburg, Virginia, United States++	1,953,000
Hartford, Wisconsin, United States	1,571,000
Versailles, Kentucky, United States	1,066,000
Saratoga Springs, New York, United States	1,025,000
Oklahoma City, Oklahoma, United States	1,010,000
West Allis, Wisconsin, United States	911,000
The Rock, Georgia, United States	788,000
Evans, Georgia, United States	652,000
Franklin, Kentucky, United States++	623,000
Effingham, Illinois, United States	579,000
Merced, California, United States	508,000
Taunton, Massachusetts, United States++	504,000
Atlanta, Georgia, United States+	433,000
Atglen, Pennsylvania, United States	427,000
Fernley, Nevada, United States	410,000
Fairfield, Pennsylvania, United States	337,000
Dickson, Tennessee, United States	318,000
Riverside, California, United States++	309,000
Pewaukee, Wisconsin, United States	303,000
Chalfont, Pennsylvania, United States	299,000
New Berlin, Wisconsin, United States+	295,000
Hazleton, Pennsylvania, United States	250,000
St. Cloud, Minnesota, United States	237,000
Dallas, Texas, United States	222,000
Franklin (Proteus), Wisconsin, United States+	210,000
Franklin (Transpak), Wisconsin, United States+	208,000
Midland, Michigan, United States	205,000
York, Pennsylvania, United States+	203,000
Lufkin, Texas, United States	170,000
Shakopee, Minnesota, United States	165,000
Westampton, New Jersey, United States+	160,000
East Longmeadow, Massachusetts, United States+	159,000
Loveland, Colorado, United States+	150,000
Burlington, Wisconsin, United States+	145,000
Cranbury, New Jersey, United States+	145,000
Marengo, Iowa, United States	145,000
Pomona, California, United States+	145,000
Columbus, Ohio, United States+	141,000
Greenville, Michigan, United States	138,000
Portland, Oregon, United States+	125,000
Waukee, Iowa, United States	118,000
Manassas, Virginia, United States+	108,000
Nashville, Tennessee, United States+	107,000
Charlotte, North Carolina, United States+	106,000
Salt Lake City, Utah, United States+	104,000

Location	Size (Square Feet)
International
Wyszkow, Poland	616,000
São Paulo, Brazil	361,000
Xochimilco, Mexico	275,000
Buenos Aires, Argentina	270,000
Santiago, Chile	237,000
Lima, Peru	207,000
Ipojuca (Recife), Brazil	173,000
Pilar, Argentina	116,000
Bogota, Colombia+	114,000
______________________________

+	Leased facility

++	Includes both owned and leased facilities

Item 3.	Legal Proceedings

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

Capital Stock and Dividends

Quad/Graphics' authorized capital stock consists of 80.0 million shares of class A stock; 80.0 million shares of class B stock; 20.0 million shares of class C common stock; and 0.5 million shares of preferred stock. The Company's outstanding capital stock as of December 31, 2013, consisted of 33.8 million shares of class A stock; 14.2 million shares of class B stock; no shares of class C common stock; and no shares of preferred stock. As of February 24, 2014, there were 1,255 record holders of the class A stock and 26 record holders of the class B stock.

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

The Company's class C common stock was held by the Quad/Graphics Employee Stock Ownership Plan ("ESOP") (and can only be owned by, or transferred to, a Company employee benefit plan which is intended to satisfy the qualification requirements of Section 401 of the Internal Revenue Code). In August 2012, all outstanding shares of class C stock were converted into shares of class A stock.

Pursuant to the Company's amended and restated articles of incorporation, each outstanding class of common stock has equal rights with respect to cash dividends. Pursuant to the Company's $1.5 billion debt financing agreement, the Company is subject to limitations on dividends and repurchases of capital stock. If the Company's total leverage ratio (as defined in the Company's $1.5 billion debt financing agreement) is greater than 3.00 to 1.00, the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. For the twelve months ended December 31, 2013, there were no such restrictions as the Company's leverage ratio was 2.39 to 1.00 under its most restrictive covenant.

The high and low closing sales prices of the Company's class A stock during each quarter and the quarterly dividends paid per share of each class of common stock then outstanding during the years ended December 31, 2013 and 2012, are contained in the chart below:

			Class A Closing Stock Prices
	Dividends Paid(1)		2013		2012
	2013	2012	High	Low	High	Low
First Quarter	$0.30	$0.25	$24.42	$20.15	$16.22	$11.75
Second Quarter	0.30	0.25	24.56	19.69	14.38	11.91
Third Quarter	0.30	0.25	33.84	24.30	19.89	14.55
Fourth Quarter	0.30	2.25	36.56	24.02	20.65	14.55
______________________________

(1)	Includes a special dividend of $2.00 per share which was declared and paid in December 2012.

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters," of this Annual Report on Form 10-K for certain information regarding the Company's equity compensation plans.

Issuer Purchases of Equity Securities

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the year ended December 31, 2013. As of December 31, 2013, there were $91.8 million of authorized repurchases remaining under the program.

Stock Performance Information

The following graph compares cumulative shareholder return on Quad/Graphics' class A stock since July 6, 2010 (the date on which Quad/Graphics' class A stock was first publicly traded), as compared to the Standard & Poor's MidCap 400 Index and Standard & Poor's 1500 Commercial Printing Index over the same period. The graph assumes a $100.00 investment in our common stock at $48.00, which was the closing market price per share on the first day of trading. It also assumes that all dividends are reinvested. The comparison in the graph below is based upon historical stock performance and should not be considered indicative of future stockholder returns.

Indexed Returns

	Base Period
	7/6/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Quad/Graphics, Inc.	$100.00	$85.96	$30.69	$51.13	$71.47
S&P MidCap 400 Index	100.00	130.51	128.25	151.18	201.82
S&P 1500 Commercial Printing Index	100.00	116.67	108.04	97.66	198.56

Item 6.	Selected Financial Data

The selected consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011, and the selected consolidated balance sheets data at December 31, 2013 and 2012, are derived from the audited consolidated financial statements of the Company included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2010 and 2009, and the consolidated balance sheets data at December 31, 2011, 2010 and 2009, are derived from audited consolidated financial statements not included herein.

SELECTED FINANCIAL DATA
(In millions, except per share data)
	2013	2012	2011	2010		2009
Consolidated Statements of Operations Data:
Net sales	$4,795.9	$4,094.0	$4,324.6	$3,185.8		$1,788.5
Operating income(1)	142.2	106.5	156.9	61.6		112.4
Net earnings (loss) attributable to Quad/Graphics common shareholders:
From continuing operations(1)	32.5	56.6	(8.3)	(245.5)	(2)	52.8
From discontinued operations(3)	—	30.8	(38.6)	(4.6)		—
Net earnings (loss)(1)	$32.5	$87.4	$(46.9)	$(250.1)	(2)	$52.8
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders:
From continuing operations	$0.65	$1.13	$(0.18)	$(6.55)		$1.81
From discontinued operations	—	0.65	(0.82)	(0.12)		—
Earnings (loss) per diluted share	$0.65	$1.78	$(1.00)	$(6.67)		$1.81

Consolidated Balance Sheets Data:
Total assets	$4,165.7	$4,098.9	$4,735.2	$4,947.0		$2,109.2
Long-term debt and capital lease obligations (excluding current portion)	1,272.2	1,227.0	1,367.7	1,461.6		765.5

Other Financial Data:
Dividends per share of common stock(4)	$1.20	$3.00	$0.60	$0.50		$0.50
Cash distributions per share of common stock in connection with the acquisition of World Color Press	—	—	—	4.98		—
______________________________

(1)
Includes restructuring, impairment and transaction-related charges of $95.3 million, $118.3 million, $114.0 million, $147.5 million and $11.2 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

(3)
The results of operations of the Company's Canadian operations have been reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax, decreased $35.4 million during the year ended December 31, 2012, to a $3.2 million loss, which primarily reflects the sale of the Company's Canadian operations on March 1, 2012, and the effect of reporting two months of activity as opposed to twelve months for the year ended December 31, 2011. This $3.2 million loss was offset by a gain on disposal of discontinued operations, net of tax, of $34.0 million, resulting in $30.8 million of earnings from discontinued operations for the year ended December 31, 2012.

(4)
Dividends per share of common stock in 2012 includes a special dividend of $2.00 per share, which was declared and paid in December 2012. Excludes aggregate tax distributions declared to S corporation shareholders of $2.7 million, $5.2 million and $18.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. There were no tax distributions declared to S corporation shareholders for the years ended December 31, 2013 and 2012. Amounts also exclude the July 2, 2010 cash distribution of $4.98 per share of class A stock, class B stock and class C stock to the pre-World Color Press acquisition shareholders of Quad/Graphics.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with the Quad/Graphics audited consolidated financial statements for each of the three years in the period ended December 31, 2013, including the notes thereto, included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in "Forward-Looking Statements" and Item 1A, "Risk Factors," included earlier within this Annual Report on Form 10-K.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the year ended December 31, 2013, to the year ended December 31, 2012, and (2) the year ended December 31, 2012, to the year ended December 31, 2011. The comparability of the Company's results of operations between periods was significantly impacted by acquisitions and dispositions. The results of operations for Vertis are included in the Company's consolidated results prospectively from the date of acquisition, January 16, 2013. In addition, the Company entered into a definitive agreement with Transcontinental in 2011 to, among other things, acquire Transcontinental's Mexican operations in exchange for the Company's Canadian operations. The results of operations for Transcontinental's Mexican operations are included in the Company's consolidated results prospectively from the date of acquisition, September 8, 2011. The results of the Company's Canadian operations have been reported as discontinued operations for all periods presented. Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

•
Liquidity and Capital Resources. This section provides an analysis of the Company's capitalization, cash flows, a statement about off-balance sheet arrangements, and a discussion and table of outstanding debt and commitments. The cash flows of the Company's Canadian operations have not been reported as discontinued operations and thus are included in all cash flow analysis through the disposition date of March 1, 2012. Forward-looking statements important to understanding the Company's financial condition are also included in this section. This section also provides a discussion of Free Cash Flow and Debt Leverage Ratio, non-GAAP financial measures that the Company uses to assess liquidity and capital allocation and deployment.

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

Overview

Business Overview

Quad/Graphics is a leading global printer and media channel integrator. With consultative ideas, worldwide capabilities, leading-edge technology and single-source simplicity, the Company believes it has the resources and knowledge to help its clients maximize the revenue they derive from their marketing spend and minimize their total cost of print production and distribution. The Company's print and related products and services in North America, Latin America and Europe primarily include:

•
Print Solutions. Includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products.

•
Media Solutions. Includes marketing strategy, media planning and placement, data insights, response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, and interactive print solutions including image recognition and near field communication technology.

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

•
Enhance Financial Strength and Create Shareholder Value. Given current economic and industry challenges, Quad/Graphics believes that its strategy to enhance financial strength and create shareholder value will contribute to its long-term success. Key components of this strategy are centered on the Company's disciplined financial approach to maximize earnings and Free Cash Flow; use of consistent financial policies to ensure it maintains a strong balance sheet and liquidity levels; and ability to retain the financial flexibility needed to strategically allocate and deploy capital.

Quad/Graphics operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer clients complete solutions for communicating their message to target audiences. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company's reportable and operating segments are summarized below.

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and includes all of the product and related service offerings described above. As a result of the divestiture of the Company's Canadian operations to Transcontinental on March 1, 2012 (see Note 4, "Discontinued Operations," to the consolidated financial statements in Item 8 "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K), all United States Print and Related Services segment amounts have been restated to exclude the Canadian discontinued operations. The United States Print and Related Services segment accounted for approximately 90% of the Company's consolidated net sales during the year ended December 31, 2013.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 10% of the Company's consolidated net sales during the year ended December 31, 2013.

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance.

Key Performance Metrics Overview

The Company's management believes the ability to generate net sales growth, profit increases and positive cash flow are key indicators of the successful execution of the Company's business strategy and will increase shareholder value. The Company uses period over period net sales growth, EBITDA, EBITDA margin, net cash provided by operating activities, Free Cash Flow and Debt Leverage Ratio as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin, Free Cash Flow and Debt Leverage Ratio are non-GAAP financial measures (see the definitions of EBITDA, EBITDA margin and the reconciliation of net earnings (loss) attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section below, and see the definitions of Free Cash Flow and Debt Leverage Ratio, the reconciliation of net cash provided by operating activities to Free Cash Flow, and the calculation of Debt Leverage Ratio in the "Liquidity and Capital Resources" section below).

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

Net cash provided by operating activities. The Company uses net cash provided by operating activities as a metric to assess liquidity. The Company's management assesses net cash provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund integration and restructuring requirements including acquired operations and other cost reduction activities, as well as to fund capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal liabilities, acquisitions and other investments in future growth and shareholder dividends. Net cash provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

Free Cash Flow. The Company uses Free Cash Flow as a metric to assess liquidity and capital deployment. The Company's management assesses Free Cash Flow as a measure to quantify cash available for strategic capital allocation and deployment through investments in the business (capital expenditures and acquisitions), for strengthening the balance sheet (debt and pension liability reduction), and returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items, such as payments related to completing the World Color Press bankruptcy process.

Debt Leverage Ratio. The Company uses the Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business and, accordingly, to quantify debt capacity available for strategic capital allocation and deployment through investments in the business (capital expenditures and acquisitions), for strengthening the balance sheet (debt and pension liability reduction), and returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

Overview of Trends Affecting Quad/Graphics

Competition in the highly fragmented printing industry remains intense. The industry has excess manufacturing capacity created by declines in industry volumes during the past recession which, in turn, has created continued downward pricing pressures. In addition, digital delivery of documents and data, including the online distribution and hosting of media content and mobile technologies, offer alternatives to traditional delivery of printed documents. Increasing consumer acceptance of digital delivery of content has resulted in marketers and publishers allocating their marketing and advertising spend across the expanding selection of digital delivery options, which further reduces demand and contributes to industry overcapacity. The Company also faces competition from print management firms, which look to streamline processes and reduce the overall print spend of the Company’s clients, as well as from strategic marketing firms focused on helping businesses integrate multiple channels into their marketing campaigns.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management currently is balancing the use of cash between compelling investment opportunities, deleveraging the Company's balance sheet (through reduction in debt and pension and postretirement obligations), and returns to shareholders (including a quarterly shareholder dividend that increased from $0.25 per share in 2012 to $0.30 per share in 2013, as well as a $2.00 per share special dividend totaling $93.5 million paid in December 2012). The Company increased consolidated debt and capital leases by $56.1 million during the year ended December 31, 2013, due primarily to the $235.4 million of net cash paid for the Vertis acquisition in January 2013 and the $43.1 million paid for the Proteus Packaging acquisition in December 2013, partially offset by debt repayments with the Company's cash generated from operations. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $388 million and has reduced the obligations for pension, postretirement and MEPPs by $360 million.

The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 21 plant closures, including the closures of Marengo, Iowa and Pomona, California which were announced January 10, 2014, and have reduced headcount by approximately 6,800.

Upon completion of the January 2013 acquisition of Vertis, the Company began to integrate its operations, technologies, products and services in order to realize synergy savings. Restructuring actions initiated by the Company in order to realize the anticipated synergy savings will result in additional costs, but the Company's integration goal is to maintain a ratio of approximately one dollar of cost for each dollar of synergy savings achieved.

In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through Lean Manufacturing and Continuous Improvement initiatives, both on the production floor and administrative support, in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees.

Postal costs are a significant component of the cost structures of many of the Company's clients and potential clients, and postal rate changes can influence the number of pieces that these clients are willing to print and mail. In January 2014, the USPS implemented a temporary two-year exigent postage rate increase of 6.0% (includes the normal and expected annual CPI increase of 1.7% and an additional 4.3% temporary exigent increase). Quad/Graphics has invested significantly in its mail preparation and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients’ products to maximize efficiency and partially reduce these costs, however the net impact of increasing postal costs may create a decrease in client demand for print and mail products.

In this increasingly multichannel marketplace, the Company believes that the printing industry will need to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers, as well as driving production efficiencies in response to continued downward print pricing pressures. The Company invested $150 million in capital projects in 2013, and intends to invest $150 million to $175 million in new capital projects in 2014.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities, acquisitions or divestitures. Some recent examples of the Company's acquisition and divestiture activity is as follows:

•
On December 18, 2013, the Company completed the $49 million acquisition of Wisconsin-based Proteus as well as its sister company Transpak. Proteus is a designer and manufacturer of high-end paperboard packaging, offering packaging solutions for a wide variety of industries, including automotive, biotechnology, food, personal care, pharmaceuticals, software and electronics. Transpak is a full-service industrial packaging company, offering crating, packaging, warehousing, distribution and logistics services to destinations worldwide. Through the acquisition of the two companies, Quad/Graphics expanded its capabilities to serve the packaging market.

•
On November 7, 2013, the Company completed the $14 million acquisition of Novia, an Indianapolis, Indiana healthcare solutions company. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Novia operates 50 clinics located throughout Indiana and four other states focusing on delivering advanced health and wellness solutions to employees and dependents.

•
On January 16, 2013, the Company completed the $265 million acquisition of substantially all of the assets of Vertis, a provider of retail advertising inserts, direct marketing and in-store marketing solutions. The $265 million purchase price included the payment of $95 million for current assets that were in excess of normalized working capital requirements, for a net purchase price of $170 million. The Company believes the acquisition of Vertis strengthened its client offering with an enhanced range of products and services, and also increased manufacturing flexibility and distribution efficiencies from an extended geographic footprint in the United States.

•
On March 28, 2012, the Company entered into a $18 million strategic partnership with India-based Manipal Technologies Limited ("ManipalTech") through the purchase of a minority equity ownership interest. ManipalTech is one of India's largest providers of printing services and supports clients' marketing, branding and communication needs through print services and technology solutions. The strategic investment expanded Quad/Graphics' geographic reach to Asia and broadened its product and service scope.

•
On March 1, 2012, the Company and Transcontinental completed a $64 million business exchange transaction pursuant to which Quad/Graphics acquired Transcontinental's Mexican operations in exchange for the Company's Canadian operations. As part of the Canadian transaction, Transcontinental assumed pension and post-retirement obligations pertaining to the Canadian employees. With the acquisition of Trancontinental's Mexican operations, the Company believes it will be able to create an industry-leading print platform in an economy with a higher growth rate than that of Canada, and also achieve beneficial synergy savings through operational consolidation. The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011, and completed the sale of its Canadian operations to Transcontinental on March 1, 2012.

The Company is subject to seasonality in its quarterly results as net sales and operating income, when excluding restructuring, impairment and transaction-related charges, are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday related advertising and promotions. Following the 2013 acquisition of Vertis, the Company experienced increased seasonality in 2013 as the majority of Vertis revenues occur in the second half of the year, and the Company expects this seasonality impact to continue in future years.

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Summary Results

The Company's operating income from continuing operations, operating margin, net earnings attributable to Quad/Graphics common shareholders and diluted earnings per share attributable to Quad/Graphics common shareholders for the year ended December 31, 2013, changed from the year ended December 31, 2012, as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings Attributable to Quad/Graphics Common Shareholders	Earnings Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the year ended December 31, 2012	$106.5	2.6%	$87.4	$1.78
2013 restructuring, impairment and transaction-related charges(1)	(95.3)	(2.0)%	(57.2)	(1.19)
2012 restructuring, impairment and transaction-related charges(2)	118.3	2.9%	71.0	1.50
Increase in interest expense(3)	N/A	N/A	(0.9)	(0.02)
Increase in income tax expense(4)	N/A	N/A	(41.1)	(0.86)
Loss from discontinued operations in 2012, net of tax(5)	N/A	N/A	3.2	0.07
Gain on disposal of discontinued operations in 2012, net of tax(6)	N/A	N/A	(34.0)	(0.72)
Decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax(7)	N/A	N/A	(3.5)	(0.07)
Increase in operating income(8)	12.7	(0.5)%	7.6	0.16
For the year ended December 31, 2013	$142.2	3.0%	$32.5	$0.65
______________________________

(1)	Restructuring, impairment and transaction-related charges of $95.3 million incurred during the year ended December 31, 2013 included:

a.	$15.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$21.8 million of impairment charges: including (1) $10.1 million of land and building impairment charges primarily related to the Corinth, Mississippi; Marengo, Iowa and Mexico City, Mexico plant closures and (2) $11.7 million of machinery and equipment impairment charges related to facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives;

c.
$4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisitions of Vertis, Proteus and Transpak;

d.
$25.2 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.	$28.6 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $2.1 million pension plan settlement gain.

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

(2)	Restructuring, impairment and transaction-related charges of $118.3 million incurred during the year ended December 31, 2012 included:

a.	$27.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$23.0 million of impairment charges including: (1) $13.1 million of land and building impairment charges primarily related to the Limerick, Ireland; Mt. Morris, Illinois; Pila, Poland; Richmond, Virginia and Stillwater, Oklahoma plant closures and (2) $9.9 million of machinery and equipment impairment charges related to facility consolidations including Jonesboro, Arkansas; Mexico City, Mexico; Pila, Poland and Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives;

c.
$4.1 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis and the business exchange transaction with Transcontinental;

d.
$44.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.
$19.4 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain as a result of the amendment to postretirement medical benefit plans and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

(3)
Interest expense increased $1.5 million ($0.9 million net of tax) during the year ended December 31, 2013, to $85.5 million. This change was due to an increase in debt levels in 2013 as compared to 2012 primarily related to funding the purchase price for the Vertis acquisition, partially offset by a lower weighted average interest rate on borrowings.

(4)
Income tax expense, excluding the tax attributable to restructuring, impairment and transactions-related charges (included as part of (1) and (2) above), tax attributable to interest expense (included as part of (3) above) and operating income (included as part of (8) below), increased $41.1 million during 2013, primarily due to a $43.5 million benefit recorded during 2012 from decreasing the liability recorded for unrecognized tax benefits related to the settlement of Internal Revenue Service ("IRS") audits and the expiration of the applicable statutes of limitations. This benefit did not recur during the year ended December 31, 2013.

(5)
Loss from discontinued operations, net of tax, of $3.2 million during the year ended December 31, 2012, did not recur during the year ended December 31, 2013, due to the completion of the sale of the Company's Canadian operations to Transcontinental on March 1, 2012.

(6)
Gain on disposal of discontinued operations, net of tax, of $34.0 million during the year ended December 31, 2012, did not recur during the year ended December 31, 2013, due to the completion of the sale of the Company's Canadian operations to Transcontinental on March 1, 2012.

(7)
The decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax, of $3.5 million during the year ended December 31, 2013, was primarily due to a $4.8 million decrease in earnings from unconsolidated entities (predominantly related to lower equity earnings at Plural), partially offset by the exclusion of $1.3 million of noncontrolling interest in the Company's consolidated statements of operations related to the Company's 85% ownership of certain operations in Argentina.

(8)
Operating income, excluding restructuring, impairment and transaction-related charges, increased $12.7 million ($7.6 million, net of tax) primarily due to incremental net earnings resulting from the Vertis acquisition, partially offset by a decline in net earnings from lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess manufacturing capacity in the printing industry. The following discussion provides additional details.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2013		2012
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$4,186.6	87.3%	$3,638.6	88.9%	$548.0	15.1%
Services	609.3	12.7%	455.4	11.1%	153.9	33.8%
Total net sales	4,795.9	100.0%	4,094.0	100.0%	701.9	17.1%
Cost of sales:
Products	3,360.1	70.1%	2,848.3	69.6%	511.8	18.0%
Services	441.8	9.2%	335.2	8.2%	106.6	31.8%
Total cost of sales	3,801.9	79.3%	3,183.5	77.8%	618.4	19.4%
Selling, general & administrative expenses	416.0	8.6%	347.1	8.4%	68.9	19.9%
Restructuring, impairment and transaction-related charges	95.3	2.0%	118.3	2.9%	(23.0)	(19.4)%
Depreciation and amortization	340.5	7.1%	338.6	8.3%	1.9	0.6%
Total operating expenses	4,653.7	97.0%	3,987.5	97.4%	666.2	16.7%
Operating income from continuing operations	$142.2	3.0%	$106.5	2.6%	$35.7	33.5%

Net Sales

Product sales increased $548.0 million, or 15.1%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to increased product sales resulting from the Vertis acquisition, partially offset by lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry, lower paper sales and negative impact from foreign currency translation.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $153.9 million, or 33.8%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to additional service sales from logistics and distribution services and media solutions resulting from the Vertis acquisition, as well as increases in media solutions and logistics and distribution services owned more than a year.

Cost of Sales

Cost of product sales increased $511.8 million, or 18.0%, for the year ended December 31, 2013, compared with the year ended December 31, 2012, primarily due to the Vertis acquisition, partially offset by lower cost of sales due to a decrease in sales due to reduced print volumes from product lines owned more than a year and cost reduction activities.

Cost of product sales as a percentage of net sales increased from 69.6% for the year ended December 31, 2012, to 70.1% for the year ended December 31, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins, and lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess manufacturing capacity in the printing industry. The increase in cost of product sales as a percentage of net sales was partially offset by synergy savings related to the Vertis integration and other cost reduction activities.

Cost of service sales increased $106.6 million, or 31.8%, for the year ended December 31, 2013, compared with the year ended December 31, 2012, primarily due to additional cost of service sales resulting from the Vertis acquisition.

Cost of service sales as a percentage of net sales increased from 8.2% for the year ended December 31, 2012, to 9.2% for the year ended December 31, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $68.9 million, or 19.9%, for the year ended December 31, 2013, compared with the year ended December 31, 2012, primarily due to $65.6 million in additional selling, general and administrative expenses predominantly resulting from administrative functions at the acquired Vertis manufacturing plants as well as a $6.9 million increase in losses from foreign currency movements. These increases were partially offset by a $2.8 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural Editora e Grafica ("Plural") and $0.8 million in other net miscellaneous cost decreases. Selling, general and administrative expenses as a percentage of net sales increased from 8.4% to 8.6% between years due to the items discussed in the preceding sentence.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $23.0 million, or 19.4%, for the year ended December 31, 2013, compared with the year ended December 31, 2012, primarily due to a $19.4 million decrease in acquisition-related integration costs, a $11.5 million decrease in employee termination charges, a $1.2 million decrease in impairment charges and a $0.1 million decrease in transaction-related charges, partially offset by a $9.2 million increase in other restructuring charges.

Restructuring, impairment and transaction-related charges of $95.3 million incurred in the year ended December 31, 2013, included: (1) $15.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $21.8 million of impairment charges, including $10.1 million of land and building impairment charges primarily related to the Corinth, Mississippi; Marengo, Iowa and Mexico City, Mexico plant closures and $11.7 million of machinery and equipment impairment charges related to facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives, (3) $4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisitions of Vertis, Proteus and Transpak, (4) $25.2 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $28.6 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $2.1 million pension plan settlement gain.

Restructuring, impairment and transaction-related charges of $118.3 million incurred in the year ended December 31, 2012, included: (1) $27.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $23.0 million of impairment charges, including $13.1 million of land and building impairment charges primarily related to the Limerick, Ireland; Mt. Morris, Illinois; Pila, Poland; Richmond, Virginia and Stillwater, Oklahoma plant closures and $9.9 million of machinery and equipment impairment charges related to facility consolidations including Jonesboro, Arkansas; Mexico City, Mexico; Pila, Poland and Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives, (3) $4.1 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis and the business exchange transaction with Transcontinental, (4) $44.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and

(5) $19.4 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain as a result of the amendment to postretirement medical benefit plans and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

Depreciation and Amortization

Depreciation and amortization increased $1.9 million, or 0.6%, for the year ended December 31, 2013, compared with the year ended December 31, 2012, primarily due to increased capital expenditures and additional depreciation and amortization related to the Vertis acquisition, partially offset by an increase in fully depreciated property, plant and equipment.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the year ended December 31, 2013, compared to the year ended December 31, 2012, were as follows:

	Year Ended December 31,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$481.8	10.0%	$478.5	11.7%

EBITDA increased $3.3 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to the margin impact of a $701.9 million, or 17.1%, increase in net sales substantially resulting from the Vertis acquisition, $23.0 million of decreased restructuring, impairment and transaction-related charges and a $3.2 million loss from discontinued operations, net of tax, recorded during the year ended December 31, 2012, that did not recur in 2013. These impacts were partially offset by $68.9 million of increased selling, general and administrative expenses as a result of the Vertis acquisition, the margin impact of lower print volumes and lower print pricing in product lines owned more than a year, and a $34.0 million gain on disposal of discontinued operations, net of tax, recorded during the year ended December 31, 2012, that did not recur in 2013. While EBITDA increased, EBITDA margin decreased from 11.7% for the year ended December 31, 2012 to 10.0% for the year ended December 31, 2013 primarily due to the acquired Vertis operations, which operate with lower gross margins than the Company's historical gross margins, and the margin impact from lower print pricing in product lines owned more than a year.

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

	Year Ended December 31,
	2013	2012
	(dollars in millions)
Net earnings attributable to Quad/Graphics common shareholders(1)	$32.5	$87.4
Interest expense	85.5	84.0
Income tax expense (benefit)	23.3	(31.5)
Depreciation and amortization	340.5	338.6
EBITDA	$481.8	$478.5
______________________________

(1)	Net earnings attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $95.3 million and $118.3 million for the years ended December 31, 2013 and 2012, respectively;

b.
Loss from discontinued operations, net of tax, was $3.2 million for the year ended December 31, 2012. EBITDA from discontinued operations was $(3.2) million for the year ended December 31, 2012, and included restructuring, impairment and transaction-related charges of $1.7 million for the year ended December 31, 2012; and

c.	Gain on disposal of discontinued operations, net of tax of $34.0 million for the year ended December 31, 2012.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Year Ended December 31,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$3,746.2	$3,151.3	$594.9	18.9%
Services	593.5	446.6	146.9	32.9%
Operating income (including restructuring, impairment and transaction-related charges)	230.7	216.5	14.2	6.6%
Operating margin	5.3%	6.0%	N/A	N/A
Restructuring, impairment and transaction-related charges	52.3	48.5	3.8	7.8%

Net Sales

Product sales for the United States Print and Related Services segment increased $594.9 million, or 18.9%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to increased product sales resulting from the Vertis acquisition, partially offset by lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry and lower paper sales.

Service sales for the United States Print and Related Services segment increased $146.9 million, or 32.9%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to additional service sales from logistics and distribution services and media solutions resulting from the Vertis acquisition, as well as increases in media solutions and logistics and distribution services owned more than a year.

Operating Income

Operating income for the United States Print and Related Services segment increased $14.2 million, or 6.6%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to the Vertis acquisition, partially offset by the margin impact of lower print volumes and lower print pricing in product lines owned more than a year as a result of continued pricing pressure from excess capacity in the printing industry, and $3.8 million in increased restructuring, impairment and transaction-related charges.

Operating margin for the United States Print and Related Services segment decreased from 6.0% for the year ended December 31, 2012, to 5.3% for the year ended December 31, 2013, primarily due to the Vertis acquisition, which operates with lower gross margins than the Company's historical gross margins, lower print volumes and pricing as discussed in the preceding paragraph and increased restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2013, were $52.3 million, consisting of: (1) $10.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $15.6 million of impairment charges, including $5.3 million of land and building impairment charges primarily related to the Corinth, Mississippi and Marengo, Iowa plant closures and $10.3 million of machinery and equipment impairment charges related to facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives and (3) $26.7 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $2.1 million pension plan settlement gain.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2012, were $48.5 million, consisting of: (1) $20.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $11.9 million of impairment charges, including $7.0 million of land and building impairment charges primarily related to the Mt. Morris, Illinois; Richmond, Virginia and Stillwater, Oklahoma plant closures and $4.9 million of machinery and equipment impairment charges related to facility consolidations including Jonesoboro, Arkansas and Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives and (3) $16.4 million of other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain as a result of the amendment to postretirement medical benefit plans and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings (loss) of unconsolidated entities within the International segment:

	Year Ended December 31,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$440.4	$487.3	$(46.9)	(9.6)%
Services	15.8	8.8	7.0	79.5%
Operating loss (including restructuring, impairment and transaction-related charges)	(7.7)	(24.8)	17.1	69.0%
Operating margin	(1.7)%	(5.0)%	N/A	N/A
Restructuring, impairment and transaction-related charges	9.6	26.3	(16.7)	(63.5)%
Equity in earnings (loss) of unconsolidated entities	(2.5)	2.3	(4.8)	(208.7)%

Net Sales

Product sales for the International segment decreased $46.9 million, or 9.6%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural, which reduced product sales by $19.9 million, $17.2 million of lower sales in Europe related predominantly to lower paper sales and print volumes and $8.1 million of lower sales in Mexico.

Service sales for the International segment increased $7.0 million, or 79.5%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to an increase in logistics revenue in Europe.

Operating Loss

Operating loss for the International segment decreased $17.1 million, or 69.0%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to a $16.7 million decrease in restructuring, impairment and integration expenses, a $3.7 million reduction in operating losses from 2012 in Brazil, and a $2.8 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013. These reductions in operating loss were partially offset by a $4.8 million decrease in equity earnings of unconsolidated entities, as discussed below.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2013, were $9.6 million, consisting of: (1) $2.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $6.2 million of impairment charges, including $4.8 million of land and building impairment charges primarily related to the Mexico City, Mexico plant closure and $1.4 million of machinery and equipment impairment charges related to facility consolidations in Pila, Poland, as well as other capacity reduction restructuring initiatives, (3) $(0.2) million of an adjustment for updated estimates related to employee related liabilities for the integration of Transcontinental's Mexican operations and (4) $0.7 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2012, were $26.3 million, consisting of: (1) $7.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $11.1 million of impairment charges, including $6.1 million of land and building impairment charges primarily related to the Limerick, Ireland and Pila, Poland plant closures and $5.0 million of machinery and equipment impairment charges related to facility consolidations including Mexico City, Mexico and Pila, Poland, as well as other capacity reduction restructuring initiatives, (3) $5.6 million of integration costs primarily related to the integration of the acquired companies and (4) $2.6 million of other restructuring charges.

Equity in Earnings (Loss) of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. In January 2013, the Company sold 100% of its ownership interest in Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A. to Plural (see Note 11, "Equity Method Investments in Unconsolidated Entities," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion). The Company also holds a 50% interest in a joint venture based in Santiago, Chile, Quad/Graphics Chile S.A. ("Chile"), that was acquired as part of the World Color Press acquisition. The equity in earnings (loss) of unconsolidated entities in the International segment decreased $4.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a $4.7 million decrease in equity earnings at Plural.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$80.8	$85.2	$(4.4)	(5.2)%
Restructuring, impairment and transaction-related charges	33.4	43.5	(10.1)	(23.2)%

Corporate operating expenses decreased $4.4 million, or 5.2%, for the year ended December 31, 2013, compared with the year ended December 31, 2012, primarily due to a $10.1 million decrease in restructuring, impairment and transaction-related charges, partially offset by a $5.3 million increase in employee related costs (of which $4.0 million was an increase in non-cash stock-based compensation expense) and $0.4 million of other net miscellaneous expense increases.

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2013, were $33.4 million, consisting of: (1) $2.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisitions of Vertis, Proteus and Transpak, (3) $25.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $1.2 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2012, were $43.5 million, consisting of: (1) $4.1 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis and the business exchange transaction with Transcontinental, (2) $39.0 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (3) $0.4 million of other restructuring charges.

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Summary Results

The Company's operating income from continuing operations, operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the year ended December 31, 2012, changed from the year ended December 31, 2011, as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the year ended December 31, 2011	$156.9	3.6%	$(46.9)	$(1.00)
2012 restructuring, impairment and transaction-related charges(1)	(118.3)	(2.9)%	(71.0)	(1.50)
2011 restructuring, impairment and transaction- related charges(2)	114.0	2.6%	68.4	1.45
Decrease in interest expense(3)	N/A	N/A	14.4	0.31
Loss on debt extinguishment in 2011(4)	N/A	N/A	20.4	0.43
Decrease in income tax expense(5)	N/A	N/A	57.5	1.22
Decrease in loss from discontinued operations, net of tax(6)	N/A	N/A	35.4	0.75
Gain on disposal of discontinued operations, net of tax, in 2012(7)	N/A	N/A	34.0	0.72
Decrease in operating income(8)	(46.1)	(0.7)%	(24.8)	(0.60)
For the year ended December 31, 2012	$106.5	2.6%	$87.4	$1.78
______________________________

(1)	Restructuring, impairment and transaction-related charges of $118.3 million incurred during the year ended December 31, 2012, included:

a.	$27.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$23.0 million of impairment charges including: (1) $13.1 million of land and building impairment charges primarily related to the Limerick, Ireland; Mt. Morris, Illinois; Pila, Poland; Richmond, Virginia and Stillwater, Oklahoma plant closures and (2) $9.9 million of machinery and equipment impairment charges related to facility consolidations including Jonesboro, Arkansas; Mexico City, Mexico; Pila, Poland and Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives;

c.
$4.1 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis and the business exchange transaction with Transcontinental;

d.
$44.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.
$19.4 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain as a result of the amendment to postretirement medical benefit plans and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

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

b.
$13.8 million of impairment charges including: (1) $3.6 million of land and building impairment charges related to the Stillwater, Oklahoma plant closure and (2) $10.2 million of machinery and equipment impairment charges related to facility consolidations including Corinth, Mississippi; Mt. Morris, Illinois and Pila, Poland, as well as other capacity reduction restructuring initiatives;

c.
$2.9 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the business exchange transaction with Transcontinental;

d.	$45.7 million of acquisition-related integration costs, net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations; and

e.	$22.1 million of other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

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

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $43.6 million, or 8.7%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to lower sales on logistics and distribution services and media solutions due primarily to lower related print volumes.

Cost of Sales

Cost of product sales decreased $73.4 million, or 2.5%, for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to decreased print volumes and synergy savings related to labor, purchasing and other manufacturing expenses as a result of the Company's World Color Press integration restructuring programs.

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

Cost of service sales decreased $45.2 million, or 11.9%, for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to lower sales on logistics and distribution services and media solutions.

Cost of service sales as a percentage of net sales decreased from 8.8% for the year ended December 31, 2011, to 8.2% for the year ended December 31, 2012, primarily due to lower labor costs related to cost reduction activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $59.9 million, or 14.7%, for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to $11 million in synergy savings from the World Color Press integration, $11 million in lower employee related costs associated with non-integration cost reduction activities, $10 million in lower bad debt expense (mostly related to a change in payment terms for an existing customer), a $8 million decrease in legal and environmental reserves (primarily related to the sale of vacant facilities), $4 million in lower information technology related expenses and $3 million in lower professional fee expense and other net miscellaneous spending reductions. Selling, general and administrative expenses as a percentage of net sales decreased from 9.4% to 8.4% between years due to the items discussed in the preceding sentence.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $4.3 million, or 3.8%, for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to a $9.2 million increase in impairment charges and a $1.2 million increase in transaction-related charges, partially offset by a $2.7 million decrease in other restructuring charges, a $2.3 million decrease in employee termination charges and a $1.1 million decrease in acquisition-related integration costs.

Restructuring, impairment and transaction-related charges of $118.3 million incurred in the year ended December 31, 2012, included: (1) $27.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $23.0 million of impairment charges, including $13.1 million of land and building impairment charges primarily related to the Limerick, Ireland; Mt. Morris, Illinois; Pila, Poland; Richmond, Virginia and Stillwater, Oklahoma plant closures and $9.9 million of machinery and equipment impairment charges related to facility consolidations including Jonesoboro, Arkansas; Mexico City, Mexico; Pila, Poland and Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives, (3) $4.1 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis and the business exchange transaction with Transcontinental, (4) $44.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $19.4 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain as a result of the amendment to postretirement medical benefit plans and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

Restructuring, impairment and transaction-related charges of $114.0 million incurred in the year ended December 31, 2011, included: (1) $29.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $13.8 million of impairment charges including $3.6 million of land and building impairment charges related to the Stillwater, Oklahoma plant closure and $10.2 million of machinery and equipment impairment charges related to facility consolidations including Corinth, Mississippi; Mt. Morris, Illinois and Pila, Poland, as well as other capacity reduction restructuring initiatives, (3) $2.9 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the business exchange transaction with Transcontinental, (4) $45.7 million of acquisition-related integration costs, net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations and (5) $22.1 million of other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

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

c.
Loss from discontinued operations, net of tax, was $3.2 million and $38.6 million for the years ended December 31, 2012 and 2011, respectively. EBITDA from discontinued operations was $(3.2) million and $(25.6) million for the years ended December 31, 2012, and 2011, respectively, and includes restructuring, impairment and transaction-related charges of $1.7 million and $45.1 million for the years ended December 31, 2012 and 2011, respectively.

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

Service sales for the United States Print and Related Services segment decreased $41.4 million, or 8.5%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to lower sales on logistics and distribution services and media solutions primarily due to lower related print volumes.

Operating Income

Operating income for the United States Print and Related Services segment decreased $55.1 million, or 20.3%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the margin impact of the $228.2 million decrease in net sales, partially offset by $76 million in synergy savings from the World Color Press integration, $50.2 million in lower selling, general and administrative expenses and $6.8 million decrease in restructuring, impairment and transaction-related charges.

Operating margin for the United States Print and Related Services segment decreased from 7.1% for the year ended December 31, 2011, to 6.0% for the year ended December 31, 2012, primarily due to the reasons discussed in the preceding paragraph.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2012, were $48.5 million, consisting of: (1) $20.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $11.9 million of impairment charges, including $7.0 million of land and building impairment charges primarily related to the Mt. Morris, Illinois; Richmond, Virginia and Stillwater, Oklahoma plant closures and $4.9 million of machinery and equipment impairment charges related to facility consolidations including Jonesoboro, Arkansas and Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives and (3) $16.4 million of other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain as a result of the amendment to postretirement medical benefit plans and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2011, were $55.3 million, consisting of: (1) $23.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $12.7 million of impairment charges, including $3.6 million of land and building impairment charges related to the Stillwater, Oklahoma plant closure and $9.1 million of machinery and equipment impairment charges related to facility consolidations including Corinth, Mississippi and Mt. Morris, Illinois, as well as other capacity reduction restructuring initiatives, (3) $0.8 million of acquisition-related integration costs and (4) $18.8 million of other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges.

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

Operating Loss

Operating loss for the International segment increased $5.4 million, or 27.8%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to a $19.0 million increase in restructuring, impairment and transaction-related charges primarily related to the Transcontinental Mexico acquisition, partially offset by margin improvement in Poland as a result of the restructuring actions.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2012, were $26.3 million, consisting of: (1) $7.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $11.1 million of impairment charges, including $6.1 million of land and building impairment charges primarily related to the Limerick, Ireland and Pila, Poland plant closures and $5.0 million of machinery and equipment impairment charges related to facility consolidations including Mexico City, Mexico and Pila, Poland, as well as other capacity reduction restructuring initiatives, (3) $5.6 million of integration costs primarily related to the integration of the acquired companies and (4) $2.6 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2011, were $7.3 million, consisting of: (1) $3.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.1 million of impairment charges for machinery and equipment and (3) $3.1 million of other restructuring charges.

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

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2012	2011
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$85.2	$95.3	$(10.1)	(10.6)%
Restructuring, impairment and transaction-related charges	43.5	51.4	(7.9)	(15.4)%

Corporate operating expenses decreased $10.1 million, or 10.6%, for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to a $7.9 million decrease in restructuring, impairment and transaction-related charges, and cost reduction activities which resulted in lower labor and professional service costs.

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2012, were $43.5 million, consisting of: (1) $4.1 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, primarily related to the acquisition of Vertis and the business exchange transaction with Transcontinental, (2) $39.0 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (3) $0.4 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2011, were $51.4 million, consisting of: (1) $3.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $2.9 million of transaction-related charges consisting of professional service fees for business acquisitions and divestitures activities, primarily related to the business exchange transaction with Transcontinental, (3) $44.9 million of acquisition-related integration costs, net of a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations and (4) $0.2 million of other restructuring charges.
Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and unused available capacity under the revolving credit facility, net of issued letters of credit, of $596.2 million as of December 31, 2013, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders and shareholder dividends. Borrowings under the $850.0 million revolving credit facility were $209.8 million as of December 31, 2013, and peak borrowings were $334.0 million during the year ended December 31, 2013.

Net Cash Provided by Operating Activities

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities was $441.1 million for the year ended December 31, 2013, compared to $354.2 million for the year ended December 31, 2012, resulting in a $86.9 million increase in cash provided by operating activities. The increase was primarily due to a $81.4 million increase in cash flows from changes in operating assets and liabilities and a $4.5 million increase in dividends from unconsolidated entities. The changes in operating assets and liabilities is primarily due to an estimated $90 million of increased accounts payable and accrued liabilities from the restoration of normalized working capital levels after the acquisition of Vertis (which was acquired without a normalized level of trade accounts payable and certain liabilities).

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

Net Cash Used in Investing Activities

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash used in investing activities was $430.6 million for the year ended December 31, 2013, compared to $70.1 million for the year ended December 31, 2012, resulting in a $360.5 million increase in cash used in investing activities. The increase was primarily due to a $285.3 million increase in cash invested in acquiring businesses. The 2013 acquisitions included the $235.4 million net cash outlay related to the acquisition of Vertis on January 16, 2013 (which represents the total $265.4 million Vertis purchase price less a $25.9 million payment made during the fourth quarter of 2012 and less $4.1 million of cash acquired). The Company also acquired Proteus and Transpak on December 18, 2013, and made a cash payment of $43.1 million as part of the acquisition consideration. In addition to cash invested to complete acquisitions, other factors causing the increase in cash used in investing activities include: (1) a $50.0 million refund of the deposit related to the Transcontinental acquisition received during 2012 that did not recur during 2013 and (2) a $46.0 million increase in purchases of property, plant and equipment in 2013. These impacts were partially offset by the $18.1 million ManipalTech cost method investment made on March 28, 2012.

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

Net Cash Used in Financing Activities

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash used in financing activities was $10.2 million for the year ended December 31, 2013, compared to $285.6 million for the year ended December 31, 2012, resulting in a $275.4 million decrease in cash used in financing activities. The decrease was primarily due to net debt borrowings of $41.3 million in 2013, compared to net debt repayments of $121.0 million in 2012, representing a $162.3 million decrease in net cash used in financing activities. In addition, cash dividend payments decreased $95.4 million between years due to a $93.5 million, or $2.00 per share, special dividend paid in December 2012, and World Color Press bankruptcy claim payments on unsecured notes to be issued decreased $10.4 million in 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash used in financing activities was $285.6 million for the year ended December 31, 2012, compared to $173.5 million for the year ended December 31, 2011, resulting in a $112.1 million increase in cash used in financing activities. The increase was primarily due to a $123.6 million increase in dividend payments due primarily to a $93.5 million, or $2.00 per share special dividend paid in December 2012. In addition, debt payments in 2012 increased by $11.5 million versus 2011, as part of the Company's effort to reduce debt in 2012 (reduced total debt by $120 million in 2012). These increases in net cash used in financing activities were partially offset by reduced debt issuance costs of $9.4 million associated with the Company's $1.5 billion debt financing agreement completed on July 26, 2011, and $8.2 million in reduced purchases of class A stock under the Company's $100 million share repurchase program.

Free Cash Flow

Free Cash Flow is defined as net cash provided by operating activities less purchases of property, plant and equipment.

The Company's management assesses Free Cash Flow as a measure to quantify cash available for (1) strategic capital allocation and deployment through investments in the business (capital expenditures and acquisitions), (2) strengthening the balance sheet (debt and pension liability reduction) and (3) returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items, such as payments related to completing the World Color Press bankruptcy process.

Free Cash Flow is a non-GAAP measure. Free Cash Flow should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of Free Cash Flow may be different from similar calculations used by other companies and, therefore, comparability may be limited.

Free Cash Flow for the year ended December 31, 2013, compared to the year ended December 31, 2012, was as follows:

	Year Ended December 31,
	2013	2012
	(dollars in millions)
Net cash provided by operating activities(1)	$441.1	$354.2
Less: purchases of property, plant and equipment	(149.5)	(103.5)
Free Cash Flow	$291.6	$250.7
______________________________

(1)	Net cash provided by operating activities includes:

a.
Net restructuring payments of $79.9 million and $113.4 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2012, net restructuring payments are presented net of restructuring cash receipts of $14.7 million related to the collection of a disputed pre-acquisition World Color Press note receivable; and

b.	Bankruptcy payments of $8.6 million and $10.4 million for the years ended December 31, 2013 and 2012, respectively.

Free Cash Flow increased $40.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, due to a $86.9 million increase in net cash provided by operating activities primarily as a result of an estimated $90 million of increased accounts payable and accrued liabilities from the restoration of normalized working capital levels after the acquisition of Vertis (which was acquired without a normalized level of trade accounts payable and certain liabilities). This was partially offset by a $46.0 million increase in capital expenditures. See the "Net Cash Provided by Operating Activities" section above for further explanations of the increase in operating cash flows.

Debt Leverage Ratio

Debt Leverage Ratio is defined as total debt and capital lease obligations divided by the sum of: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section above), (2) restructuring, impairment and transaction-related charges, (3) loss from discontinued operations, net of tax, and less (4) gain on disposal of discontinued operations, net of tax.

The Company uses the Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business and, accordingly, to quantify debt capacity available for strategic capital allocation and deployment through investments in the business (capital expenditures and acquisitions), for strengthening the balance sheet (debt and pension liability reduction), and returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

Debt Leverage Ratio is a non-GAAP measure, and should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of the Debt Leverage Ratio may be different from similar calculations used by other companies and, therefore, comparability may be limited.

The Debt Leverage Ratio calculated below differs from the leverage ratio included in the Company's debt covenant calculations (see Note 16, "Debt," for further information on debt covenants), as the debt covenant leverage ratio includes letters of credit as debt, excludes non-cash stock-based compensation expense from EBITDA and includes certain pro forma historical results of acquisitions and divestitures in EBITDA.

The Debt Leverage Ratio for the year ended December 31, 2013, compared to the year ended December 31, 2012, was as follows:

	Year Ended December 31,
	2013		2012
	(dollars in millions)
Total debt and capital lease obligations on the consolidated balance sheets	$1,406.8		$1,350.7
Divided by: EBITDA as adjusted for purposes of calculating Debt Leverage Ratio	577.1		566.0
Debt Leverage Ratio	2.44	x	2.39	x

The calculation of EBITDA as adjusted for purposes of calculating Debt Leverage Ratio for the years ended December 31, 2013 and 2012, was as follows:

	Year Ended December 31,
	2013	2012
	(dollars in millions)
EBITDA	$481.8	$478.5
Restructuring, impairment and transaction-related charges	95.3	118.3
Loss from discontinued operations, net of tax	—	3.2
Gain on disposal of discontinued operations, net of tax	—	(34.0)
EBITDA as adjusted for purposes of calculating Debt Leverage Ratio	$577.1	$566.0

The Debt Leverage Ratio increased 0.05x at December 31, 2013, compared to December 31, 2012, primarily due to increased borrowings to fund acquisitions. The Debt Leverage Ratio at December 31, 2013 of 2.44x is within management's desired target Debt Leverage Ratio range of 2.0x to 2.5x, although the Company may operate at above or below the Debt Leverage Ratio target range depending on the timing of strategic investments.

Description of Significant Outstanding Debt Obligations as of December 31, 2013

As of December 31, 2013, the Company utilized a combination of debt instruments to fund cash requirements, including:

•	$1.5 Billion Debt Financing Agreement discussed further below which includes:

◦	$850.0 million revolving credit facility ($209.8 million outstanding as of December 31, 2013);

◦	$450.0 million Term Loan A ($416.3 million outstanding as of December 31, 2013); and

◦	$200.0 million Term Loan B ($194.8 million outstanding as of December 31, 2013);

•	Master Note and Security Agreement ($490.2 million outstanding as of December 31, 2013); and

•
Facilities Agreement – a $94.9 million foreign currency denominated facilities agreement including both term loan and revolving credit facility components (total of $60.5 million outstanding as of December 31, 2013).

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
Master Note and Security Agreement (sometimes referred to as senior notes)

On September 1, 1995, and as last amended on January 26, 2006, the Company entered into the Master Note and Security Agreement pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.13 billion in various tranches. These senior notes have a weighted-average interest rate of 7.47% at December 31, 2013, which is fixed to maturity, and interest is payable semiannually. Principal payments commenced September 1997 and extend through April 2036. The notes are collateralized by certain United States land, buildings and press and finishing equipment under the terms of the Master Note and Security Agreement. At December 31, 2013, the borrowings outstanding were $490.2 million.

Facilities Agreement

On December 16, 2008, Quad/Winkowski Sp. z o.o. ("Quad/Winkowski") entered into a secured facilities agreement (the "Facilities Agreement"). The Facilities Agreement includes a Euro denominated term loan of $78.3 million that expires on December 16, 2015 (which was used to refinance Quad/Winkowski's then existing indebtedness) and a multicurrency revolving credit facility for $16.6 million that was renewed in 2013 and will expire on December 16, 2014, (which is used for Quad/Winkowski's working capital and general business needs). At December 31, 2013, the borrowings outstanding on the Euro denominated term loan were $58.2 million. At December 31, 2013, the borrowings outstanding on the multicurrency revolving credit facility were $2.3 million, leaving $14.3 million available for future borrowings. The terms of the Facilities Agreement include a guarantee by Quad/Graphics and a security agreement that includes collateralizing substantially all of the Quad/Winkowski assets. The facilities bear interest at the aggregate of the Euro Interbank Offered Rate ("EURIBOR") or the Warsaw Interbank Offered Rate ("WIBOR") and margin. The weighted-average interest rate of the Euro denominated term loan was 2.74% at December 31, 2013. The weighted-average interest rate of the multicurrency revolving credit facility was 4.16% at December 31, 2013.

Covenants and Compliance

As of December 31, 2013, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2013 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt financing agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2013, the Company's leverage ratio was 2.39 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended December 31, 2013, the Company's interest coverage ratio was 7.34 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended December 31, 2013, the Company's fixed charge coverage ratio was 4.26 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year. As of December 31, 2013, consolidated net worth must be at least $793.9 million (as of December 31, 2013, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.21 billion).

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

As of December 31, 2013, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Net Pension and Postretirement Benefit Obligations

The net underfunded pension, postretirement and MEPPs benefit obligations decreased by $190.9 million during the year ended December 31, 2013, from $377.9 million at December 31, 2012, to $187.0 million at December 31, 2013. The Company is focused on reducing its net benefit obligation on these underfunded plans by making cash contributions to the plans, and, during 2013, made cash contributions of $41.0 million to the single-employer pension plans and required monthly payments of $14.4 million to the MEPPs. In addition, there was a $133.6 million decrease in net underfunded liabilities as a result of the December 31, 2013 actuarial valuation. That decrease was primarily attributable to an increase in the liability discount rate, as well as actual 2013 asset returns exceeding the expected return on plan assets.

Share Repurchase Program

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the year ended December 31, 2013. As of December 31, 2013, there were $91.8 million of authorized repurchases remaining under the program.

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

Contractual Obligations and Other Commitments

The Company's contractual cash obligations at December 31, 2013, were as follows (in millions):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Debt obligations (1)	$1,703.6	$189.1	$218.1	$163.4	$571.0	$250.8	$311.2
Pension and postretirement benefits (2)	150.1	44.6	37.5	29.9	22.7	15.4	—
Operating lease obligations	200.4	44.5	36.7	30.8	25.7	18.4	44.3
Capital lease obligations (3)	14.4	7.5	2.8	2.3	1.8	—	—
Purchase obligations (4)	32.7	32.7	—	—	—	—	—
Acquisitions of businesses (5)	6.0	6.0	—	—	—	—	—
Total (6)(7)	$2,107.2	$324.4	$295.1	$226.4	$621.2	$284.6	$355.5
______________________________

(1)
Debt obligations include $310.3 million for anticipated future interest payments. With respect to the variable interest rate portions of the debt, the interest amounts were calculated by applying the December 31, 2013, weighted-average interest rate to determine the value of future interest payments. For the Master Note and Security Agreement, the weighted-average interest rate of the notes was applied to the average principal balance outstanding for each time period. Amounts included in "Thereafter" include principal payments and estimated interest expense through 2036.

(2)
For the pension and postretirement benefits, contributions and benefit payments to be funded from Company assets included in the table have been actuarially estimated over a five year period. While benefit payments under these benefit plans are expected to continue beyond 2018, the Company believes that an estimate beyond this period is unreasonable. The contractual obligations table above does not include a $73.0 million estimated withdrawal liability for the U.S. World Color Press MEPPs due to the uncertainty with the amount and timing of any potential withdrawal liability payment. During 2014, the Company is required to make payments of $14.4 million, pending no settlement. See Note 20, "Employee Retirement Plans," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion of the withdrawal from the MEPPs.

(3)	Capital lease obligations include $0.9 million for anticipated future interest payments.

(4)	Purchase obligations consist primarily of $30.2 million in firm commitments to purchase press and finishing equipment, as well as $2.5 million of other purchase obligations.

(5)
Acquisition of businesses represents a deferred payment associated with the acquisition of Proteus Packaging and Transpak Corporation. This deferred payment will be made in 2014 based upon the finalization of the valuation of the net assets. See Note 3, "Acquisitions and Strategic Investments," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion.

(6)
The contractual obligations table above does not include reserves for uncertain tax positions recorded in accordance with the accounting guidance on uncertainties in income taxes. The Company has taken tax positions for which the ultimate amount and the year(s) any necessary payments will be made that pertain to those tax positions is uncertain. The reserve for uncertain tax positions prior to interest and penalties is $44.5 million as of December 31, 2013. The Company has also recorded accruals for interest and penalties related to uncertain tax positions of $4.1 million and $0.5 million, respectively, as of December 31, 2013.

(7)
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

The Company also manufactures printing-related auxiliary equipment to ensure industry-leading technology for its own printing operations as well as to sell to other businesses. Revenue is generally recognized for the equipment sales at time of shipment. Revenue from services related to the installation of equipment at customer sites are recognized upon completion of the installation. Payments can be received from customers during the manufacture of equipment and prior to shipment, or in the case of the installation services prior to completion of the installation. In all cases when payments are received in advance of meeting the applicable revenue recognition criteria, deferred revenue is recorded until the revenue recognition criteria are subsequently met.

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

Accounting guidance requires that goodwill impairment is to be tested at the reporting unit level on at least an annual basis. Within its reportable segments, the Company has identified three reporting units: (1) United States, (2) Latin America and (3) Europe. As of December 31, 2013, goodwill totaled $773.1 million, of which $746.2 million was allocated to the United States reporting unit and $26.9 million was allocated to the Latin America reporting unit. The European reporting unit has no goodwill allocated to it.

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

In the first step, the Company compares the estimated fair value of each reporting unit with goodwill allocated to it to its carrying amount, including the goodwill. Fair value is determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derives the fair value of the reporting units based on market multiples of comparable publicly-traded companies. This fair value determination is categorized as Level 3 in the fair value hierarchy (see Note 18, "Financial Instruments and Fair Value Measurements," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for the definition of Level 3 inputs). If the carrying amount of such reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment charge.

Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of the goodwill, which is then compared to the corresponding carrying value of the goodwill to compute the goodwill impairment charge. The Company's methodologies for valuing goodwill are applied consistently on a year-over-year basis. The assumptions used in performing the 2013 impairment calculations were evaluated in light of market and business conditions. The Company continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units.

The Company conducted its annual impairment assessment of the United States and Latin America reporting units as of October 31, 2013, the date of the annual assessment. In performing the annual impairment assessment, fair value was determined using an equal weighting of both the income and market approaches. Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, and working capital levels, a weighted average cost of capital of 9.2% for the United States reporting unit and 12.9% for the Latin America reporting unit and terminal value multiples. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples. Management concluded that no impairment existed as of October 31, 2013, because the estimated fair value of each of the Company's United States and Latin America reporting units exceeded its carrying amount. No additional indications of impairment have been identified between October 31, 2013, and December 31, 2013.

In addition, the Company performed a sensitivity analysis as of October 31, 2013, on the material assumptions used in the discounted cash flow valuation models for the two reporting units to which goodwill has been allocated. Further, in performing the annual goodwill impairment assessment, the percentage by which estimated fair value exceeded carrying value was more than 10% in both the United States and Latin America reporting units. Based on the goodwill impairment assessments performed, no goodwill impairment charge pertaining to goodwill from continuing operations has been required to be recorded during the years ended December 31, 2013, 2012 or 2011. However, the Company recorded a $13.9 million goodwill impairment charge during the third quarter of 2011 for the then pending sale of the Canadian discontinued operations, due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican assets acquired from Transcontinental. The goodwill impairment loss is included in loss from discontinued operations, net of tax, in the consolidated statement of operations for the year ended December 31, 2011, included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Impairment of Property, Plant and Equipment and Finite-lived Intangible Assets

The Company performs impairment evaluations of its long-lived assets, of which the most significant are property, plant and equipment and the customer relationship intangible assets recorded in conjunction with an acquisition (such as Vertis and World Color Press), whenever business conditions, events or circumstances indicate that those assets may be impaired, including whether the estimated useful life of such long-lived assets may warrant revision or whether the remaining balance of an asset may not be recoverable. Assessing the impairment of long-lived assets requires the Company to make important estimates and assumptions, including, but not limited to, the expected future cash flows that the assets will generate, how the assets will be used based on the strategic direction of the Company, their remaining useful life and their residual value, if any. Considerable judgment is also applied in incorporating the potential impact of the current economic climate on customer demand and selling prices, the cost of production and the limited activity on secondary markets for the assets and on the cost of capital. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair value and a charge is recorded to current operations. The Company uses internal undiscounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. Based on the assessments completed during the years ended December 31, 2013, 2012 and 2011 the Company recognized total fixed asset impairment charges of $21.8 million, $23.0 million and $13.8 million, respectively, primarily related to the Company's closure and exit from 21 manufacturing facilities (including the closures of Marengo, Iowa and Pomona,

California announced on January 10, 2014), as well as other capacity reduction restructuring initiatives. There were no impairment charges recorded during the years ended December 31, 2013, 2012 or 2011 for the customer relationship intangibles.

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

Pension and Postretirement Benefit Plans

As a result of the acquisition of World Color Press, the Company acquired multiple underfunded pension and postretirement defined benefit plans. Pension plan costs are determined using actuarial methods and are funded through contributions determined in accordance with the projected benefit method pro-rated on service. The Company records amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheets, but are generally amortized into operating income over future periods, with the deferred amount recorded in accumulated other comprehensive loss on the consolidated balance sheets included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. When an event gives rise to both a curtailment and a settlement, the curtailment is accounted for prior to the settlement. The Company's measurement date to measure the defined benefit plan assets and the projected benefit obligation is December 31. For the purposes of calculating the expected return on plan assets, those assets are valued at fair value.

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs for each pension plan based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date. The weighted-average discount rate used to determine benefit obligations for the pension plans at December 31, 2013, was 4.8%, and for the postretirement benefit plans was 3.6%.

The Company employs a total return on investment approach for its pension plans whereby a diversified mix of equities and fixed income investments are used to maximize the long-term pension plan assets. The intent of this strategy is to outperform the growth in plan liabilities over the long run, such that plan contributions can be decreased, balanced with maintaining a lower degree of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. The target asset allocation for plan assets on a weighted-average basis are 65% equity securities and 35% fixed-income. The actual asset allocation as of December 31, 2013, was approximately 67% equity securities and 33% debt securities. The expected return on plan assets assumption at December 31, 2013 and 2012 was 6.5% for the Company's funded United States pension plans. Certain pension plans and all postretirement benefit plans are unfunded (those plans do not hold plan assets).

The health care cost trend rates used in valuing the Company's postretirement medical benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2013, the current weighted average health care cost trend rate assumption for the United States postretirement plans was 7.5% for both pre-age and post-age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 5.0%. A one percentage point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $0.1 million and would not have a significant impact on the postretirement benefit service and interest cost components. A one percentage point decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $0.1 million and would not have a significant impact on the postretirement benefit service and interest cost components.

The Company also participated in MEPPs as a result of the acquisition of World Color Press. Due to the significant underfunded status of the MEPPs, the Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the purchase price allocation process based on information received from the MEPP's trustees. The estimated withdrawal liability will be updated as new withdrawal liability projections are provided from each plan's trustees until the final withdrawal liability is determined. The exact amount of the withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and timing of any triggering events and the funded status of the plans at that time.

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

The determination of the Company's worldwide tax provision and related tax assets and liabilities requires the use of significant judgment, estimates, and the interpretation of complex tax laws. In the ordinary course of business, there are transactions and calculations where the final tax outcome is uncertain. While the Company believes it has the appropriate support for the positions taken, certain positions may be successfully challenged by taxing authorities. The Company applies the provisions of the authoritative guidance on accounting for uncertain tax positions to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions. These tax positions are reflected in the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The determination of the Company's worldwide tax provision includes the impact of any changes to the amount of tax benefits recognized with respect to uncertain tax positions. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company's historical financial statements.

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. Under this new guidance, the release of cumulative translation adjustments into net income is required when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. This guidance is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company has adopted this guidance effective January 1, 2013, and determined that it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued new guidance on the disclosure requirements for items reclassified out of accumulated other comprehensive income. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance does not change the current requirements for reporting net income or other comprehensive income, and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. See Note 24, "Accumulated Other Comprehensive Income (Loss)," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for the required disclosure.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of December 31, 2013, the Company had fixed rate debt and capital leases outstanding of $520.1 million at a current weighted average interest rate of 7.4% and variable rate debt outstanding of $886.7 million at a current weighted average interest rate of 3.1%. The variable rate debt outstanding at December 31, 2013, is primarily comprised of the $1.5 billion variable rate debt financing agreement entered into in July 2011, including $416.3 million outstanding on the $450.0 million term loan A, $194.8 million outstanding on the $200.0 million term loan B and $209.8 million outstanding on the $850.0 million revolving credit facility, as well as $60.5 million outstanding of international variable rate debt. The term loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage. At December 31, 2013, LIBOR was significantly lower than the 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 3.1% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at December 31, 2013, by approximately $15.7 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $58.9 million as of December 31, 2013.

The Company has a large, diverse customer base and the credit risk from customer concentration has further decreased after the acquisitions of World Color Press and Vertis with the addition of new customers, geographies and products the Company now produces. The Company does not have a high degree of concentration with any single customer account. During the year ended December 31, 2013, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2013. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present this information fairly when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

UNAUDITED INTERIM FINANCIAL INFORMATION
(In millions, except per share data)
	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Net sales(1)	$1,129.5	$1,110.8	$1,206.0	$1,349.6	$4,795.9
Operating income (loss) from continuing operations(1)	(0.9)	(5.2)	44.4	103.9	142.2

Net earnings (loss)(1)	(14.1)	(27.6)	12.6	60.0	30.9
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	(14.0)	(27.2)	13.0	60.7	32.5
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders	(0.31)	(0.59)	0.26	1.24	0.65

Closing stock price high	24.42	24.56	33.84	36.56	36.56
Closing stock price low	20.15	19.69	24.30	24.02	19.69
Closing stock price at quarter-end	23.94	24.10	30.36	27.23	27.23

2012
Net sales(1)	$989.6	$934.2	$1,039.7	$1,130.5	$4,094.0
Operating income (loss) from continuing operations(1)	1.9	(9.6)	59.1	55.1	106.5

Net earnings (loss) from continuing operations(1)	15.4	(20.8)	39.7	22.0	56.3
Loss from discontinued operations, net of tax(2)	(3.2)	—	—	—	(3.2)
Gain (loss) on disposal of discontinued operations, net of tax(2)	35.3	—	—	(1.3)	34.0
Net earnings (loss)	47.5	(20.8)	39.7	20.7	87.1
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	47.4	(20.8)	39.8	21.0	87.4
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders
Continuing operations	0.33	(0.44)	0.84	0.42	1.13
Discontinued operations	0.68	—	—	(0.03)	0.65
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders	1.01	(0.44)	0.84	0.39	1.78

Closing stock price high	16.22	14.38	19.89	20.65	20.65
Closing stock price low	11.75	11.91	14.55	14.55	11.75
Closing stock price at quarter-end	13.90	14.38	16.96	20.39	20.39
______________________________

(1)
Reflects results of acquired businesses from the relevant acquisition dates, primarily related to acquisition of Vertis on January 16, 2013 (see Note 3, "Acquisitions and Strategic Investments," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the acquisition).

(2)
The results of operations of the Company's Canadian operations are included in the loss from discontinued operations, net of tax (see Note 4, "Discontinued Operations," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K). The Company's Canadian operations were originally acquired by the Company as part of the World Color Press acquisition on July 2, 2010. On March 1, 2012, the Company completed the sale of its Canadian operations to Transcontinental resulting in a gain on disposal of discontinued operations, net of tax (see Note 3, "Acquisitions and Strategic Investments," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of the business exchange transaction).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quad/Graphics, Inc. and subsidiaries
Sussex, WI

We have audited the accompanying consolidated balance sheets of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), redeemable equity, common stock and other equity and non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quad/Graphics, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Quad/Graphics, Inc. and subsidiaries
Sussex, WI
We have audited the internal control over financial reporting of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the business units acquired from Vertis Holdings, Inc. (“Vertis"), which were acquired on January 16, 2013. The business activities that were excluded from the assessment constitute approximately 15% of consolidated total current assets and approximately 20% of consolidated net sales and consolidated cost of sales as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting for these business activities at Vertis. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 27, 2014

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales
Products	$4,186.6	$3,638.6	$3,825.6
Services	609.3	455.4	499.0
Total net sales	4,795.9	4,094.0	4,324.6
Cost of sales
Products	3,360.1	2,848.3	2,921.7
Services	441.8	335.2	380.4
Total cost of sales	3,801.9	3,183.5	3,302.1
Operating expenses
Selling, general and administrative expenses	416.0	347.1	407.0
Depreciation and amortization	340.5	338.6	344.6
Restructuring, impairment and transaction-related charges	95.3	118.3	114.0
Total operating expenses	4,653.7	3,987.5	4,167.7
Operating income from continuing operations	$142.2	$106.5	$156.9
Interest expense	85.5	84.0	108.0
Loss on debt extinguishment	—	—	34.0
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	56.7	22.5	14.9
Income tax expense (benefit)	23.3	(31.5)	26.0
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated entities	33.4	54.0	(11.1)
Equity in earnings (loss) of unconsolidated entities	(2.5)	2.3	3.1
Net earnings (loss) from continuing operations	$30.9	$56.3	$(8.0)
Loss from discontinued operations, net of tax	—	(3.2)	(38.6)
Gain on disposal of discontinued operations, net of tax	—	34.0	—
Net earnings (loss)	$30.9	$87.1	$(46.6)
Net (earnings) loss attributable to noncontrolling interests	1.6	0.3	(0.3)
Net earnings (loss) attributable to Quad/Graphics common shareholders	$32.5	$87.4	$(46.9)

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$0.67	$1.14	$(0.18)
Discontinued operations	—	0.66	(0.82)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$0.67	$1.80	$(1.00)
Diluted:
Continuing operations	$0.65	$1.13	$(0.18)
Discontinued operations	—	0.65	(0.82)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$0.65	$1.78	$(1.00)
Weighted average number of common shares outstanding:
Basic	47.0	46.8	47.1
Diluted	48.0	47.2	47.1
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2013	2012	2011
Net earnings (loss)	$30.9	$87.1	$(46.6)
Other comprehensive income (loss)
Translation adjustments:
Foreign currency translation adjustments	(21.0)	6.5	(26.2)
Translation of long-term loans to foreign subsidiaries	0.8	(1.6)	0.1
Revaluation gain on sale of businesses	(2.4)	—	—
Translation adjustments, net	(22.6)	4.9	(26.1)
Pension and other postretirement benefit plans:
Net gain (loss) arising during period	133.6	(28.7)	(110.5)
Amortization of prior service credit included in net earnings (loss)	(5.7)	(3.4)	(3.5)
Amortization of net actuarial (gain) loss included in net earnings (loss)	0.3	(0.1)	0.4
Plan curtailments/settlements included in net earnings (loss)	(2.1)	(12.7)	11.8
Pension and other postretirement benefit plans, net	126.1	(44.9)	(101.8)

Other comprehensive income (loss), before tax	103.5	(40.0)	(127.9)

Income tax benefit (expense) related to items of other comprehensive income (loss)	(48.7)	17.3	37.5

Other comprehensive income (loss), net of tax	54.8	(22.7)	(90.4)

Total comprehensive income (loss)	85.7	64.4	(137.0)

Less: comprehensive loss attributable to noncontrolling interests	1.6	0.4	—

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$87.3	$64.8	$(137.0)
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$13.1	$16.9
Receivables, less allowances for doubtful accounts of $58.9 at December 31, 2013 and $70.8 at December 31, 2012	698.9	585.1
Inventories	272.5	242.9
Prepaid expenses and other current assets	37.2	74.6
Deferred income taxes	48.1	55.7
Short-term restricted cash	4.5	14.8
Total current assets	1,074.3	990.0

Property, plant and equipment—net	1,925.5	1,926.4
Goodwill	773.1	768.6
Other intangible assets—net	221.8	229.9
Long-term restricted cash	51.5	45.7
Equity method investments in unconsolidated entities	57.1	72.0
Other long-term assets	62.4	66.3
Total assets	$4,165.7	$4,098.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$401.0	$285.8
Amounts owing in satisfaction of bankruptcy claims	2.5	9.3
Accrued liabilities	350.7	334.0
Short-term debt and current portion of long-term debt	127.6	113.3
Current portion of capital lease obligations	7.0	10.4
Total current liabilities	888.8	752.8

Long-term debt	1,265.7	1,211.7
Unsecured notes to be issued	18.0	23.8
Capital lease obligations	6.5	15.3
Deferred income taxes	395.2	363.9
Other long-term liabilities	303.9	495.7
Total liabilities	2,878.1	2,863.2

Commitments and contingencies (Note 13)

Quad/Graphics common stock and other equity (Note 23)
Preferred stock, $0.01 par value; Authorized: 0.5 million shares; Issued: None	—	—
Common stock, Class A, $0.025 par value; Authorized: 80.0 million shares; Issued: 40.0 million shares at December 31, 2013 and 2012	1.0	1.0
Common stock, Class B, $0.025 par value; Authorized: 80.0 million shares; Issued: 15.0 million shares at December 31, 2013 and 2012	0.4	0.4
Common stock, Class C, $0.025 par value; Authorized: 20.0 million shares; Issued: 0.5 million shares at December 31, 2013 and 2012	—	—
Additional paid-in capital	983.1	985.6
Treasury stock, at cost, 7.5 million shares at December 31, 2013 and 8.3 million shares at December 31, 2012	(248.8)	(279.3)
Retained earnings	558.8	588.1
Accumulated other comprehensive loss	(5.6)	(60.4)
Quad/Graphics common stock and other equity	1,288.9	1,235.4
Noncontrolling interests	(1.3)	0.3
Total common stock and other equity and noncontrolling interests	1,287.6	1,235.7
Total liabilities and shareholders' equity	$4,165.7	$4,098.9
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net earnings (loss)	$30.9	$87.1	$(46.6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	340.5	338.6	353.0
Impairment and other non-cash integration charges	21.8	23.0	27.7
Amortization of debt issuance costs and original issue discount	4.1	4.5	8.6
Loss on debt extinguishment	—	—	34.0
Stock-based compensation charges	18.6	13.4	14.9
Curtailment/settlement gain on pension/postretirement benefit plans	(2.1)	(12.7)	—
Gain on disposal of discontinued operations, net of tax	—	(34.0)	—
Gain on sales or disposal of property, plant and equipment	(0.8)	(0.6)	(0.7)
Deferred income taxes	(11.1)	(13.6)	36.5
Equity in (earnings) loss of unconsolidated entities	2.5	(2.3)	(3.1)
Dividends from unconsolidated entities	5.0	0.5	7.5
Changes in operating assets and liabilities—net of acquisitions:
Receivables	25.7	103.4	82.9
Inventories	0.5	8.6	(2.5)
Prepaid expenses and other current assets	15.2	33.9	(33.6)
Accounts payable and accrued liabilities	63.0	(105.4)	(96.9)
Other	(72.7)	(90.2)	(10.6)
Net cash provided by operating activities	441.1	354.2	371.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(149.5)	(103.5)	(168.3)
Cost investment in unconsolidated entities	(2.5)	(18.1)	—
Proceeds from the sale of property, plant and equipment	8.8	23.5	16.0
Transfers from restricted cash	4.5	15.4	24.6
Deposit paid related to Vertis acquisition (Note 3)	—	(25.9)	—
Deposit refunded (paid) related to business exchange transaction (Note 3)	—	50.0	(50.8)
Purchase price payments on business exchange transaction (Note 3)	—	(4.9)	—
Acquisition of businesses—net of cash acquired	(291.9)	(6.6)	(5.8)
Net cash used in investing activities	(430.6)	(70.1)	(184.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	649.0
Payments of long-term debt	(102.7)	(74.6)	(759.7)
Payments of capital lease obligations	(9.8)	(21.0)	(15.6)
Borrowings on revolving credit facilities	1,628.8	270.3	896.4
Payments on revolving credit facilities	(1,475.0)	(295.7)	(879.6)
Payment of debt issuance costs	—	(2.1)	(11.5)
Bankruptcy claim payments on unsecured notes to be issued	(4.5)	(14.9)	(13.8)
Proceeds from issuance of common stock	7.2	0.1	1.6
Purchase of treasury stock	—	—	(8.2)
Tax benefit on stock option activity	2.2	4.1	0.9
Payment of cash dividends	(56.4)	(151.8)	(28.2)
Payment of tax distributions	—	—	(4.8)
Net cash used in financing activities	(10.2)	(285.6)	(173.5)
Effect of exchange rates on cash and cash equivalents	(4.1)	(7.2)	(8.2)
Net increase (decrease) in cash and cash equivalents	(3.8)	(8.7)	5.1
Cash and cash equivalents at beginning of year	16.9	25.6	20.5
Cash and cash equivalents at end of year	$13.1	$16.9	$25.6
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY, COMMON STOCK
AND OTHER EQUITY AND NONCONTROLLING INTERESTS
(in millions)

			Quad/Graphics Common Stock and Other Equity
									Accumulated Other Comprehensive Income (Loss)	Quad/Graphics Common Stock and Other Equity
	Redeemable Equity		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings			Noncontrolling Interests
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2011	0.3	$10.6	55.2	$1.4	$1,002.0	(8.4)	$(295.7)	$720.9	$52.7	$1,481.3	$0.7
Net earnings (loss)	—	—	—	—	—	—	—	(46.9)	—	(46.9)	0.3
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(26.1)	(26.1)	(0.3)
Cash dividends declared	—	(0.3)	—	—	—	—	—	(27.9)	—	(27.9)	—
Tax distributions dividends declared	—	—	—	—	—	—	—	(2.7)	—	(2.7)	—
Stock option termination	—	—	—	—	(25.1)	—	—	—	—	(25.1)	—
Stock-based compensation charges	—	—	—	—	14.9	—	—	—	—	14.9	—
Sale of stock for options exercised	—	—	—	—	(3.9)	0.1	3.9	—	—	—	—
Issuance of restricted stock and deferred stock units	—	—	—	—	(4.6)	0.1	4.6	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(0.4)	(8.2)	—	—	(8.2)	—
Decrease in redemption value of redeemable equity	—	(6.8)	—	—	—	—	—	6.8	—	6.8	—
Tax benefit on stock option activity	—	—	—	—	0.9	—	—	—	—	0.9	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	(64.3)	(64.3)	—
Balance at December 31, 2011	0.3	$3.5	55.2	$1.4	$984.2	(8.6)	$(295.4)	$650.2	$(37.7)	$1,302.7	$0.7
Net earnings (loss)	—	—	—	—	—	—	—	87.4	—	87.4	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4.9	4.9	(0.1)
Cash dividends declared	—	(0.2)	—	—	—	—	—	(152.8)	—	(152.8)	—
Redeemable equity exchange	(0.3)	(4.3)	0.3	—	(4.1)	—	4.1	4.3	—	4.3	—
Stock-based compensation charges	—	—	—	—	13.4	—	—	—	—	13.4	—
Sale of stock for options exercised	—	—	—	—	(0.1)	—	0.1	—	—	—	—
Issuance of restricted stock and deferred stock units	—	—	—	—	(11.9)	0.3	11.9	—	—	—	—
Increase in redemption value of redeemable equity	—	1.0	—	—	—	—	—	(1.0)	—	(1.0)	—
Tax benefit on stock option activity	—	—	—	—	4.1	—	—	—	—	4.1	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	(27.6)	(27.6)	—
Balance at December 31, 2012	—	$—	55.5	$1.4	$985.6	(8.3)	$(279.3)	$588.1	$(60.4)	$1,235.4	$0.3
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY, COMMON STOCK
AND OTHER EQUITY AND NONCONTROLLING INTERESTS (continued)
(in millions)

			Quad/Graphics Common Stock and Other Equity
									Accumulated Other Comprehensive Income (Loss)	Quad/Graphics Common Stock and Other Equity
	Redeemable Equity		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings			Noncontrolling Interests
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2012	—	$—	55.5	$1.4	$985.6	(8.3)	$(279.3)	$588.1	$(60.4)	$1,235.4	$0.3
Net earnings (loss)	—	—	—	—	—	—	—	32.5	—	32.5	(1.6)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(22.6)	(22.6)	—
Cash dividends declared	—	—	—	—	—	—	—	(61.8)	—	(61.8)	—
Stock-based compensation charges	—	—	—	—	18.6	—	—	—	—	18.6	—
Sale of stock for options exercised	—	—	—	—	(8.3)	0.4	15.5	—	—	7.2	—
Issuance of restricted stock and deferred stock units	—	—	—	—	(15.0)	0.4	15.0	—	—	—	—
Tax benefit on stock option activity	—	—	—	—	2.2	—	—	—	—	2.2	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	77.4	77.4	—
Balance at December 31, 2013	—	$—	55.5	$1.4	$983.1	(7.5)	$(248.8)	$558.8	$(5.6)	$1,288.9	$(1.3)
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") operates primarily in the commercial print portion of the printing industry as a printer of consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products. The Company also provides media solutions and logistics services for its customers. The Company's products and services are sold primarily throughout the United States, Europe and Latin America to catalogers, publishers and retailers. Additionally, the Company manufactures printing-related auxiliary equipment that is sold to original equipment manufacturers and printing companies throughout the world.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of operations and accounts of businesses acquired are included in the consolidated financial statements from the dates of acquisition (see Note 3, "Acquisitions and Strategic Investments"). Investments in entities where the Company has both the ability to exert significant influence but not control and an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting. Investments in entities where the Company does not exert significant influence or control and has an ownership interest of less than 20% are accounted for using the cost method of accounting. Intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations—The results of operations of the Company's Canadian operations have been reported as discontinued operations for all periods presented. As the sale of the Canadian operations was completed on March 1, 2012, the corresponding Canadian assets and liabilities are no longer included in the consolidated balance sheets at December 31, 2013 or 2012. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Canadian discontinued operations. See Note 4, "Discontinued Operations," for information about the Company's sale of the Canadian operations.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of redeemable equity, common stock and other equity and noncontrolling interests while transaction gains and losses are recorded in selling, general and administrative expenses on the consolidated statements of operations. Foreign exchange transactions resulted in gains/(losses) of $(5.7) million, $0.4 million and $(4.5) million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company's international operations are conducted in Europe through Quad/Winkowski Sp. Z o.o. ("Quad/Winkowski"), as well as in the following Latin American countries: Argentina, Brazil, Chile, Colombia, Mexico and Peru. The Company owns 85% of certain operations in Argentina, consolidates those amounts into the Company's consolidated financial statements and presents the 15% not owned by the Company as noncontrolling interest. The Company owns 49% of the operations in Brazil and 50% of the operations in Chile, and accounts for those entities using the equity method of accounting (see Note 11, "Equity Method Investments in Unconsolidated Entities," for further discussion). There are no other significant noncontrolling interests or unconsolidated entities.

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

The Company also manufactures printing-related auxiliary equipment to ensure industry-leading technology for its own printing operations, as well as to sell to other businesses. Revenue is generally recognized for the equipment sales at time of shipment. Revenue from services related to the installation of equipment at customer sites are recognized upon completion of the installation. Payments can be received from customers during the manufacture of equipment and prior to shipment or in the case of the installation services prior to completion of the installation. In all cases when payments are received in advance of meeting the applicable revenue recognition criteria, deferred revenue is recorded until the criteria for revenue recognition are subsequently met.

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

Fair Value Measurement—The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements on a recurring basis. Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. See Note 18, "Financial Instruments and Fair Value Measurements," for further discussion.

Research and Development—Research and development costs related to the development of new products or the adaptation of existing products are expensed as incurred, included in cost of sales and totaled $13.4 million, $13.2 million and $16.9 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Receivables—Receivables are stated net of allowances for doubtful accounts. No single customer comprised more than 5% of the Company's consolidated net sales in 2013, 2012 or 2011 or 5% of the Company's consolidated receivables as of December 31, 2013 or 2012. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company's historical collection experience. See Note 7, "Receivables," for further discussion on the transactions affecting the allowances for doubtful accounts.

Inventories—Inventories include material, labor, and plant overhead and are stated at the lower of cost or market. At December 31, 2013 and 2012, all inventories were valued using the first-in, first-out ("FIFO") method. See Note 8, "Inventories," for a breakdown of the components of the Company's inventories.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, and are depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. See Note 9, "Property, Plant and Equipment," for a breakdown of the components of the Company's property, plant and equipment. Major improvements that extend the useful lives of existing assets are capitalized and charged to the asset accounts. Repairs and maintenance, which do not significantly improve or extend the useful lives of the respective assets, are expensed as incurred. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset.

Asset Category	Range of Useful Lives
Buildings	10 to 40 Years
Machinery and equipment	5 to 15 Years
Other	3 to 10 Years

Other Intangible Assets—Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated useful lives.

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

Goodwill—Goodwill is reviewed annually for impairment as of October 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit's fair value estimated based on comparable company market valuations and/or expected future discounted cash flows to be generated by the reporting unit to its carrying value. If the carrying value exceeds the reporting unit's fair value, the Company performs a fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified. See Note 6, "Goodwill and Other Intangible Assets," for further discussion.

Income Taxes—The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of items reported in the financial statements. Under this method, deferred tax assets and liabilities are measured based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the effective date of enactment.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. This determination is based upon all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. If the Company determines that a deferred income tax asset will not be fully realized in the future, then a valuation allowance is established or increased to reflect the amount at which the asset will more likely than not be realized, which would increase the Company's provision for income taxes. In a period after a valuation allowance has been established, if the Company determines the related deferred income tax assets will be realized in the future in excess of their net recorded amount, then an adjustment to reduce the related valuation allowance will be made, which would reduce the Company's provision for income taxes.

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

The determination of the Company's worldwide tax provision and related tax assets and liabilities requires the use of significant judgment, estimates, and the interpretation of complex tax laws. In the ordinary course of business, there are transactions and calculations where the final tax outcome is uncertain. While the Company believes it has the appropriate support for the positions taken, certain positions may be successfully challenged by taxing authorities. The Company applies the provisions of the authoritative guidance on accounting for uncertain tax positions to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions. The determination of the

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Company's worldwide tax provision includes the impact of any changes to the amount of tax benefits recognized with respect to uncertain tax positions. See Note 15, "Income Taxes," for further discussion.

Pension and Postretirement Plans—The Company assumed certain underfunded defined benefit pension and postretirement benefit plans as part of the 2010 World Color Press acquisition. Pension plan costs are determined using actuarial methods and are funded through contributions. The Company records amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheets, but are generally amortized into operating income over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. For the purposes of calculating the expected return on plan assets, those assets are valued at fair value. When an event gives rise to both a curtailment and a settlement, the curtailment is accounted for prior to the settlement. The Company's measurement date to measure the defined benefit plan assets and the projected benefit obligation is December 31.

In addition, as a result of the acquisition of World Color Press, the Company participated in multiemployer pension plans ("MEPPs"). Due to the significant underfunded status of the MEPPs, the Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the purchase price allocation process based on information received from the MEPPs trustees. The estimated withdrawal liability will be updated as new withdrawal liability projections are provided from each plan's trustees until the final withdrawal liability is determined and paid. The exact amount of its withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and timing of any triggering events and the funded status of the plans at that time. See Note 20, "Employee Retirement Plans," for further discussion.

Stock-Based Compensation—The Company recognizes stock-based compensation expense over the vesting period for all stock-based awards made to employees and directors based on the fair value of the instrument at the time of grant. See Note 22, "Equity Incentive Programs," for further discussion.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of unrecognized actuarial gains and losses and prior service costs for pension and postretirement plans and foreign currency translation adjustments and is presented in the consolidated statements of redeemable equity, common stock and other equity and noncontrolling interests. See Note 24, "Accumulated Other Comprehensive Income (Loss)," for further discussion.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Supplemental Cash Flow Information—Certain supplemental cash flow information related to the Company consists of the following at December 31, 2013, 2012 and 2011:

	2013	2012	2011
Interest paid, net of amounts capitalized	$74.2	$75.5	$94.4
Income taxes paid (refunded)	22.9	(34.5)	18.7
Non-cash investing and financing activities:
Leased equipment purchased through term loan (see Note 16)	12.8	—	—
Acquisitions of businesses (see Note 3):
Fair value of assets acquired, net of cash	$389.9	$8.7	$68.0
Liabilities assumed	(74.1)	(2.1)	(15.5)
Goodwill	8.0	—	11.1
Deposit paid in 2012 related to Vertis acquisition	(25.9)	—	—
Deferred payment for Proteus and Transpak acquisition (see Note 3)	(6.0)	—	—
Purchase price payable on business exchange transaction	—	—	(62.4)
Fair value of assets acquired, net of cash, other acquisitions	—	—	4.6
Acquisition of businesses—net of cash acquired	$291.9	$6.6	$5.8

Note 2. New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. Under this new guidance, the release of cumulative translation adjustments into net income is required when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. This guidance is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company has adopted this guidance effective January 1, 2013, and determined that it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued new guidance on the disclosure requirements for items reclassified out of accumulated other comprehensive income. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance does not change the current requirements for reporting net income or other comprehensive income, and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. See Note 24, "Accumulated Other Comprehensive Income (Loss)," for the required disclosure.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 3. Acquisitions and Strategic Investments

2013 Acquisitions and Strategic Investments

On December 18, 2013, the Company completed the acquisition of Wisconsin-based Proteus Packaging (“Proteus”) as well as its sister company Transpak Corporation (“Transpak”), for $49.1 million. Payments of $43.1 million were made at the close date and the remaining $6.0 million of purchase price represents the Company's current estimate for a deferred payment to be made in 2014 based upon the finalization of the valuation of the net assets. The $6.0 million deferred payment is recorded in accrued liabilities on the consolidated balance sheet.

Proteus is a designer and manufacturer of high-end paperboard packaging, offering packaging solutions for a wide variety of industries, including automotive, biotechnology, food, personal care, pharmaceuticals, software and electronics. Transpak is a full-service industrial packaging company, offering crating, packaging, warehousing, distribution and logistics services to destinations worldwide.

This acquisition was accounted for using the acquisition method of accounting. The Company recorded the preliminary allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the acquisition date. Goodwill resulting from this acquisition, which is deductible for tax purposes, has been recorded within the United States Print and Related Services segment based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation
Accounts receivable	$4.4
Other current assets	5.9
Property, plant and accrued liabilities	13.3
Identifiable intangible assets	24.0
Accounts payable and accrued liabilities	(3.7)
Other long-term liabilities	(2.8)
Goodwill	8.0
Preliminary purchase price	$49.1

The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $49.1 million was classified as Level 3 in the valuation hierarchy (see Note 18, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized on a straight-line basis over six years. The results of operations of the acquired businesses have been included since the acquisition date in the accompanying consolidated financial statements. Pro forma information related to this acquisition is not included because the impact on the Company's consolidated results of operations is considered to be immaterial. Proteus' and Transpak's operations are included in the United States Print and Related Services segment.

On November 7, 2013, the Company completed the $13.5 million acquisition of Novia CareClinics, LLC ("Novia"), an Indianapolis, Indiana healthcare solutions company. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Of the $13.5 million purchase price, $13.0 million has been recorded for identifiable customer relationship intangible assets through the preliminary purchase price allocation. Identifiable customer relationship intangible assets are amortized on a straight-line basis over six years. Pro forma information related to this acquisition is

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

not included because the impact on the Company's consolidated results of operations is considered to be immaterial. Novia's operations are included in the United States Print and Related Services segment.

On January 16, 2013, the Company completed the acquisition of substantially all of the assets of Vertis Holdings Inc. (“Vertis”) for $265.4 million, pursuant to the terms of the Asset Purchase Agreement (“Asset Agreement”). Vertis was a leading provider of retail advertising inserts, direct marketing and in-store marketing solutions. The acquisition of Vertis enhanced the Company's position as a leader in the production of retail advertising inserts, direct marketing and in-store marketing solutions that the Company can provide to its clients and enhanced its integrated offerings. The purchase of Vertis was accounted for using the acquisition method of accounting under GAAP. As an asset acquisition, the Company did not acquire certain assets and assume certain liabilities of Vertis and its subsidiaries in the transaction, including, among other liabilities, their underfunded pension and retirement obligations. The Company used cash on hand and borrowings under its revolving credit facility to finance the acquisition.

In October, 2012, the Company made a $25.9 million deposit to be held in escrow, in accordance with the terms of the Asset Agreement. As of December 31, 2012, the deposit was classified in prepaid expenses and other current assets in the consolidated balance sheets. This deposit was applied to the purchase price upon the January 16, 2013 consummation of the acquisition.

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

The Asset Agreement with the Company comprised the initial stalking horse bid in the U.S. Bankruptcy Court-supervised auction process under Section 363 of the United States Bankruptcy Code. Vertis and its advisors evaluated any competing bids that were submitted in order to ensure it received the highest and best offer for its assets. On November 26, 2012 Vertis filed a notice with the U.S. Bankruptcy Court naming Quad/Graphics as the successful bidder. On December 6, 2012, the U.S. Bankruptcy Court approved the sale agreement with Vertis. The acquisition was completed on January 16, 2013.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

	Year Ended December 31,
	2013	2012
	(pro forma)	(pro forma)
Pro forma net sales	$4,834.0	$5,166.7
Pro forma net earnings from continuing operations attributable to common shareholders	28.7	59.0
Pro forma diluted earnings per share from continuing operations attributable to common shareholders	0.58	1.18

During the period under Quad/Graphics ownership, Vertis' financial results were included in the consolidated statements of operations. Vertis' operations are included in the United States Print and Related Services segment. Disclosure of the financial results of Vertis since the acquisition date is not practicable as it is not being operated as a standalone business, and has been combined with the Company's existing operations.

The Company recorded the allocation of the purchase price to tangible and identifiable assets acquired and liabilities assumed, including certain contingent liabilities, based on their fair values as of the January 16, 2013 acquisition date. The final purchase price allocation is as follows:

Purchase Price Allocation
Cash and cash equivalents	$4.1
Accounts receivable	133.4
Other current assets	40.5
Property, plant and equipment	127.8
Identifiable intangible assets	25.6
Current liabilities	(54.0)
Other long-term liabilities	(12.0)
Purchase price	$265.4

The allocation of the purchase price and unaudited pro forma condensed consolidated financial information is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $265.4 million was classified as Level 3 in the valuation hierarchy (see Note 18, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized on a straight-line basis over six years.

2012 Acquisitions and Strategic Investments

On March 28, 2012, the Company entered into a strategic partnership with India-based Manipal Technologies Limited ("ManipalTech") whereby Quad/Graphics paid $18.1 million for a minority equity ownership interest in ManipalTech. ManipalTech is one of India's largest providers of printing services and supports clients' marketing, branding and communication needs through print services and technology solutions. The Company's investment in ManipalTech is accounted for as a cost method investment and is recorded within other long-term assets in the consolidated balance sheets.

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

The Company completed the acquisition of Transcontinental's Mexican operations on September 8, 2011, and completed the sale of the Company's Canadian operations on March 1, 2012. See Note 4, "Discontinued Operations," for further discussion of the sale of the Canadian discontinued operations.

In connection with the acquisition of Transcontinental's Mexican operations, the definitive agreement required the Company to deposit 50.0 million Canadian dollars with Transcontinental until the Canadian operations sale was completed. The Company elected to hedge the foreign currency exchange rate exposure related to the 50.0 million Canadian dollar deposit by entering into short-term foreign currency forward exchange contracts. The Company hedged this foreign currency exposure until the March 1, 2012, sale of Canadian net assets and refund of the 50.0 million Canadian dollar deposit occurred. During the year ended December 31, 2012, $1.6 million of realized mark-to-market losses on the derivative contracts were offset by $1.6 million of transaction gains on translation of the foreign currency denominated deposit within selling, general and administrative expenses. During the year ended December 31, 2011, $0.5 million of unrealized mark-to-market loss and $2.2 million of realized mark-to-market gain on the derivative contracts were offset by the $1.7 million transaction losses on translation of the foreign currency denominated deposit within selling, general and administrative expenses. The fair value determination of the foreign currency forward exchange contracts was categorized as Level 2 in the fair value hierarchy (see Note 18, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

This acquisition was accounted for using the acquisition method of accounting. The Company recorded the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the acquisition date. Goodwill resulting from this acquisition, none of which is deductible for tax purposes, has been recorded within the International segment based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The final purchase price allocation is as follows:

Purchase Price Allocation
Accounts receivable	$15.3
Other current assets	11.9
Property, plant and equipment	35.7
Identifiable intangible assets	4.6
Other long-term assets	0.5
Accounts payable and accrued liabilities	(14.9)
Other long-term liabilities	(0.6)
Goodwill	11.1
Purchase price	$63.6

The purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price of $63.6 million was estimated by utilizing a discounted cash flow model, following an income approach that incorporates various assumptions including expected future revenue growth, profit margins, capital expenditures, working capital levels and a weighted-average cost of capital. The nonrecurring fair value measurement was classified as Level 3 in the valuation hierarchy (see Note 18, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Purchased identifiable intangible assets will be amortized on a straight-line basis over six years. The results of operations of the acquired businesses have been included since the respective dates of acquisition in the accompanying consolidated financial statements. Pro forma information related to the acquisition is not included because the impact on the Company's consolidated results of operations is considered to be immaterial.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 4. Discontinued Operations

On March 1, 2012, the Company completed the sale of its Canadian operations to Transcontinental (see Note 3, "Acquisitions and Strategic Investments," for a description of the business exchange transaction). Transcontinental assumed pension and post-retirement obligations pertaining to approximately 1,500 Canadian employees, located among the seven facilities sold to Transcontinental. The gain on disposal of discontinued operations, net of tax, was finalized in 2012, and determined as follows:

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

As the sale of the Canadian operations was completed on March 1, 2012, there were no results of operations of the Canadian operations for the year ended December 31, 2013. The following table summarizes the results of operations of the Canadian operations, which are included in the loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Total net sales	$32.2	$343.9

Loss from discontinued operations before income taxes	(3.2)	(34.2)
Income tax expense	—	4.4
Loss from discontinued operations, net of tax	$(3.2)	$(38.6)
Prior to the March 1, 2012 closing, the Company continued to execute restructuring events related to plant closures, workforce reductions and other restructuring initiatives, as well as transaction costs related to the sale of the Canadian operations. Due to these initiatives, the Company has recognized $1.7 million and $45.1 million in restructuring, impairment and transaction-related costs for the years ended December 31, 2012 and 2011, respectively, within discontinued operations in the consolidated statements of operations. The 2011 restructuring expense included a $17.9 million charge to recognize a pension curtailment loss and a $13.9 million goodwill impairment charge in the third quarter of 2011 for the pending sale of the Canadian discontinued operations due to the carrying value of the Canadian net assets exceeding the estimated fair value of the Mexican net assets acquired from Transcontinental.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the years ended December 31, 2013, 2012 and 2011 as follows:

	2013	2012	2011
Employee termination charges	$15.7	$27.2	$29.5
Impairment charges	21.8	23.0	13.8
Transaction-related charges	4.0	4.1	2.9
Integration costs	25.2	44.6	45.7
Other restructuring charges	28.6	19.4	22.1
Total	$95.3	$118.3	$114.0

The costs related to these activities have been recorded on the consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 25, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. Since 2010, and including the two plant closures announced in January 2014 discussed below, the Company has announced a total of 21 plant closures and has reduced headcount by approximately 6,800.

During the year ended December 31, 2013, the Company announced the closures of the Bristol, Pennsylvania; Dubuque, Iowa; Pittsburg, California; and Vancouver, British Columbia, Canada plants. In addition, the Marengo, Iowa and Pomona, California plants were announced for closure on January 10, 2014. As a result of these and other restructuring programs, the Company recorded the following charges for the year ended December 31, 2013:

•
Employee termination charges of $15.7 million were recorded by the Company during the year ended December 31, 2013. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $25.2 million were recorded by the Company during the year ended December 31, 2013. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

•
Other restructuring charges of $28.6 million were recorded by the Company during the year ended December 31, 2013, which consisted of: (1) $14.4 million of vacant facility carrying costs, (2) $6.2 million of equipment and infrastructure removal costs from closed plants and (3) $10.1 million of lease exit charges. Other restructuring charges are presented net of a $2.1 million pension plan settlement gain.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

During the year ended December 31, 2012, the Company announced the closures of Jonesboro, Arkansas; Limerick, Ireland, and two plants in Mexico City, Mexico. As a result of these and other restructuring programs, the Company recorded the following charges for the year ended December 31, 2012:

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

During the year ended December 31, 2011, the Company announced the closures of the Richmond, Virginia; Stillwater, Oklahoma; Buffalo, New York; and Mt. Morris, Illinois plants. As a result of these and other restructuring programs, the Company recorded the following charges for the year ended December 31, 2011:

•
Employee termination charges of $29.5 million were recorded by the Company during the year ended December 31, 2011. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $45.7 million were recorded by the Company during the year ended December 31, 2011. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies. Integration costs include $6.4 million of stock-based compensation expense related to the termination and liquidation of stock options and the grant of new options (see Note 22, "Equity Incentive Programs"). Included in integration costs is a $15.6 million gain on the collection of a note receivable for the June 2008 sale of World Color Press' European operations during December 31, 2011.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Impairment Charges

The Company recognized impairment charges of $21.8 million during the year ended December 31, 2013, consisting of (1) $10.1 million of land and building impairment charges primarily related to the Corinth, Mississippi; Marengo, Iowa and Mexico City, Mexico plant closures and (2) $11.7 million of machinery and equipment impairment charges related to facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives.

The Company recognized impairment charges of $23.0 million during the year ended December 31, 2012, consisting of (1) $13.1 million of land and building impairment charges primarily related to the Limerick, Ireland; Mt. Morris, Illinois; Pila, Poland; Richmond, Virgina and Stillwater, Oklahoma plant closures and (2) $9.9 million of machinery and equipment impairment charges related to facility consolidations including Jonesboro, Arkansas; Mexico City, Mexico; Pila, Poland and Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives.

The Company recognized impairment charges of $13.8 million during the year ended December 31, 2011, consisting of (1) $3.6 million of land and building impairment charges related to the Stillwater, Oklahoma plant closure and (2) $10.2 million of machinery and equipment impairment charges related to facility consolidations including Corinth, Mississippi; Mt. Morris, Illinois and Pila, Poland, as well as other capacity reduction restructuring initiatives.

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 18, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. These assets were adjusted to their estimated fair values at the time of impairment.

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $4.0 million during the year ended December 31, 2013, which primarily includes fees for the acquisitions of Vertis, Proteus and Transpak. The Company recognized transaction-related charges of $4.1 million during the year ended December 31, 2012, which primarily includes fees for the acquisition of Vertis and the business exchange transaction with Transcontinental. The Company recognized transaction-related charges of $2.9 million during the year ended December 31, 2011, which primarily includes fees for the business exchange transaction with Transcontinental. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the years ended December 31, 2013 and 2012 was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at January 1, 2012	$9.3	$—	$—	$18.2	$26.7	$54.2
Expense from continuing operations	27.2	23.0	4.1	44.6	19.4	118.3
Cash payments	(30.4)	—	(3.2)	(59.3)	(34.3)	(127.2)
Non-cash adjustments	—	(23.0)	—	—	11.0	(12.0)
Balance at December 31, 2012	$6.1	$—	$0.9	$3.5	$22.8	$33.3
Expense from continuing operations	15.7	21.8	4.0	25.2	28.6	95.3
Cash payments	(17.0)	—	(4.7)	(25.0)	(33.2)	(79.9)
Non-cash adjustments	—	(21.8)	—	—	1.1	(20.7)
Balance at December 31, 2013	$4.8	$—	$0.2	$3.7	$19.3	$28.0

The Company's restructuring, impairment and transaction-related reserves at December 31, 2013 included a short-term and a long-term component. The short-term portion is comprised of $15.1 million included in accrued liabilities (see Note 12, "Accrued Liabilities") and $1.4 million included in accounts payable in the consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $11.5 million is included in other long-term liabilities (see Note 19, "Other Long-Term Liabilities") in the consolidated balance sheets, of which $8.5 million is classified in restructuring reserves and $3.0 million is classified in MEPPs withdrawal liability.

Note 6. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. The Company completed its annual goodwill impairment assessment of the United States and Latin America reporting units, which included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of October 31, 2013, the annual assessment date. The European reporting unit does not have goodwill associated with it.

Fair value was determined using an equal weighting of both the income and market approaches. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 18, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. Management concluded that no impairment existed as of October 31, 2013, because the estimated fair value of each of the Company's United States and Latin America reporting units exceeded the respective carrying amounts. The fair value of the reporting units exceed their respective carrying values by greater than ten percent. No additional indications of impairment have been identified between October 31, 2013, and December 31, 2013.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Goodwill at December 31, 2013 and 2012 did not include any accumulated impairment losses. No goodwill impairment was recorded related to continuing operations during the years ended December 31, 2013, 2012 or 2011. However, a $13.9 million goodwill impairment was recorded related to the Canadian discontinued operations in the year ended December 31, 2011 (see Note 4, "Discontinued Operations," for further information).

Activity impacting the Company's goodwill for the years ended December 31, 2013 and 2012 was as follows:

	United States Print and Related Services	International	Total
Balance at January 1, 2012	$757.4	$29.7	$787.1
World Color Press acquisition(1)	(19.2)	—	(19.2)
Translation adjustment	—	0.7	0.7
Balance at December 31, 2012	$738.2	$30.4	$768.6
Acquisitions (see Note 3)	8.0	—	8.0
Sale of business (see Note 11)	—	(0.5)	(0.5)
Translation adjustment	—	(3.0)	(3.0)
Balance at December 31, 2013	$746.2	$26.9	$773.1
______________________________

(1)
The Company recorded an adjustment to correct deferred tax liabilities related to property, plant and equipment associated with the acquisition of World Color Press resulting in a $19.2 million reduction in goodwill.

The components of other intangible assets at December 31, 2013 and 2012 were as follows:

	December 31, 2013				December 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$6.5	$(5.2)	$1.3	5	$10.5	$(9.4)	$1.1
Customer relationships	6	444.9	(226.4)	218.5	6	383.6	(158.7)	224.9
Capitalized software	5	4.3	(3.6)	0.7	5	4.1	(2.6)	1.5
Acquired technology	5	7.3	(6.0)	1.3	5	8.0	(5.6)	2.4

Total finite-lived intangible assets		$463.0	$(241.2)	$221.8		$406.2	$(176.3)	$229.9

During the year ended December 31, 2013, the gross carrying amount of intangible assets increased primarily due to $63.0 million of customer relationship intangible assets related to acquisitions as discussed in Note 3, "Acquisitions and Strategic Investments." The gross carrying amount and accumulated amortization within other intangible assets—net in the consolidated balance sheets at December 31, 2013 and 2012, differs from the value originally recorded at purchase due to the effects of currency fluctuations between the purchase date and December 31, 2013 and 2012.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Amortization expense for other intangible assets was $70.3 million, $66.3 million and $65.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2013:

Amortization Expense
2014	$75.7
2015	75.0
2016	43.4
2017	11.0
2018	10.4
2019	6.3
Total	$221.8

Note 7. Receivables

Transactions affecting the allowances for doubtful accounts during the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Balance at beginning of year	$70.8	$73.7	$85.5
Reclassify Canadian allowance to discontinued operations	—	—	(4.7)
Acquisitions	—	0.2	2.7
Provisions	10.4	3.2	13.3
Write-offs	(15.4)	(6.8)	(19.6)
Divestitures	(6.4)	—	—
Translation and other	(0.5)	0.5	(3.5)
Balance at end of year	$58.9	$70.8	$73.7

Note 8. Inventories

The components of the Company's inventories at December 31, 2013 and 2012 were as follows:

	2013	2012
Raw materials and manufacturing supplies	$174.9	$154.2
Work in process	46.6	45.1
Finished goods	51.0	43.6
Total	$272.5	$242.9

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 9. Property, Plant and Equipment

The components of the Company's property, plant and equipment at December 31, 2013 and 2012 were as follows:

	2013	2012
Land	$145.8	$136.1
Buildings	937.8	904.6
Machinery and equipment	3,509.9	3,415.0
Other	213.1	208.7
Construction in progress	32.6	28.2
	4,839.2	4,692.6
Less: Accumulated depreciation	(2,913.7)	(2,766.2)
Total	$1,925.5	$1,926.4

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment. During the year ended December 31, 2013, there was a $141.1 million increase in property, plant and equipment related to the acquisitions of Vertis, Proteus and Transpak (see Note 3, "Acquisitions and Strategic Investments").

The Company recorded impairment charges of $21.8 million, $23.0 million and $13.8 million during the years ended December 31, 2013, 2012 and 2011, respectively, to reduce the carrying amounts of certain buildings and production equipment no longer utilized to fair value (see Note 5, "Restructuring, Impairment and Transaction-Related Charges").

The Company recognized depreciation expense of $270.2 million, $272.3 million and $278.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Assets Held for Sale

Certain closed facilities are considered held for sale. The net book value of the assets held for sale was $5.6 million and $4.2 million as of December 31, 2013 and 2012, respectively. These assets were valued at their fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 18, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the consolidated balance sheets.

Note 10. Restricted Cash

The components of the Company's restricted cash at December 31, 2013 and 2012 were as follows:

	2013	2012
Defeasance of unsecured notes to be issued (see Note 14)	$56.0	$60.5
Less: short-term restricted cash	(4.5)	(14.8)
Long-term restricted cash	$51.5	$45.7

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

On January 1, 2013, the Company sold 100% of its ownership interest in two wholly-owned Brazilian entities (Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A.) to Plural for a purchase price of $5.5 million (recorded in receivables in the Company's consolidated balance sheet as of December 31, 2013). Quad/Graphics retained ownership of the land and building which are leased to Plural. During the year ended December 31, 2013, the Company recorded a $2.8 million gain on the sale within selling, general and administrative expenses in the Company's consolidated statements of operations. As a result of the sale to Plural, the Company no longer controls these entities (the Company now owns 49% of these entities through its ownership interest in Plural), and thus the assets and liabilities of the entities sold have been deconsolidated in accordance with GAAP. Since the sale to Plural, the Company's ownership interest in the results of operations of these entities are included in equity in earnings (loss) of unconsolidated entities in the consolidated statements of operations.

The Company's equity earnings of Plural's and Chile's operations are recorded in the line item entitled equity in earnings (loss) of unconsolidated entities in the Company's consolidated statements of operations, and is included within the International segment.

The combined condensed balance sheets for Plural and Chile at December 31, 2013 and 2012 are presented below:

	2013	2012
Current assets	$94.9	$79.4
Long-term assets	92.9	91.2
Total assets	$187.8	$170.6

Current liabilities	$75.0	$42.9
Long-term liabilities	18.1	35.5
Total liabilities	$93.1	$78.4

The combined condensed statements of operations for Plural and Chile for years ended December 31, 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Net sales	$221.2	$200.8	$221.5
Operating income (loss)	(0.7)	9.0	12.6
Net earnings (loss)	(3.9)	4.2	6.0

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 12. Accrued Liabilities

The components of the Company's accrued liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Employee-related liabilities	$174.1	$152.0
Restructuring reserves	15.1	33.3
Taxes and income taxes	46.3	43.6
Interest and rent	14.0	15.1
Other	101.2	90.0
Total accrued liabilities	$350.7	$334.0

Employee-related liabilities consist primarily of payroll, bonus and profit sharing, vacation, health, workers' compensation and pension obligations.

Note 13. Commitments and Contingencies

Commitments

The Company had firm commitments of $30.2 million to purchase press and finishing equipment.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $2.5 million and $9.3 million of such recorded claims have yet to be paid as of December 31, 2013, and December 31, 2012, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. In the event that the total of all allowed Class 3 Claims exceeds $150.0 million, each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which is $89.2 million). In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 Claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 Claim or (2) upon all Class 3 Claims being resolved any excess amount will revert to the Company. In the year ended December 31, 2013, $4.5 million was paid to Class 3 Claim creditors. At December 31, 2013, $56.0 million remains and is classified as restricted cash in the consolidated balance sheets (see Note 10, "Restricted Cash"). Based on the Company's analysis of the outstanding claims, the Company has a liability of $18.0 million at December 31, 2013, classified as unsecured notes to be issued in the condensed consolidated balance sheets.

	Restricted Cash	Unsecured Notes to be Issued
Balance at January 1, 2012	$75.4	$38.7
Class 3 Claim payments during 2012	(14.9)	(14.9)
Balance at December 31, 2012	$60.5	$23.8
Class 3 Claim payments during 2013	(4.5)	(4.5)
Non-cash adjustments	—	(1.3)
Balance at December 31, 2013	$56.0	$18.0

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, amounts owing in satisfaction of bankruptcy claims on the consolidated balance sheets could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's estimate of total Class 3 Claim liability is $51.2 million ($33.2 million paid plus the $18.0 million remaining estimated liability as of December 31, 2013). In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 15. Income Taxes

Income taxes have been based on the following components of earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
U.S.	$83.0	$69.1	$41.8
Foreign	(26.3)	(46.6)	(26.9)
Total	$56.7	$22.5	$14.9

The components of income tax expense (benefit) consists of the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Federal:
Current	$24.9	$(23.2)	$(15.2)
Deferred	(7.8)	(4.2)	24.6
State:
Current	5.6	3.0	0.2
Deferred	(1.4)	(6.6)	9.2
Foreign:
Current	3.9	2.3	4.5
Deferred	(1.9)	(2.8)	2.7
Total income tax expense (benefit)	$23.3	$(31.5)	$26.0

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company's effective tax rate for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	6.0	19.2	21.0
State taxes, net of federal benefit	4.3	3.6	12.4
Nondeductible transaction costs	0.3	3.0	5.2
Expiration of deferred tax assets	—	—	18.3
Adjustment to valuation allowances	13.7	(3.7)	48.0
Adjustment of deferred tax liabilities	(1.8)	(14.0)	52.6
Loss from foreign branches	(5.8)	(30.8)	(54.3)
Domestic production activity deduction	(6.0)	(3.4)	—
Adjustment of uncertain tax positions(1)	1.9	(145.4)	19.1
Other	(6.5)	(3.6)	17.2
Effective income tax rate	41.1%	(140.1)%	174.5%
______________________________

(1)	During 2012, the Company settled pre-acquisition World Color Press income tax examinations with the Internal Revenue Service ("IRS") resulting in a $30.0 million income tax benefit.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Deferred Income Taxes

The significant deferred tax assets and liabilities as of December 31, 2013 and 2012, were as follows:

	2013	2012
Deferred tax assets:
Accrued liabilities	$28.9	$31.4
Accrued compensation	36.6	31.9
Allowance for doubtful accounts	19.8	20.3
Interest limitation	153.6	154.0
Pension, postretirement and workers compensation benefits	80.0	153.9
Net operating loss and other tax carry forwards	152.3	172.1
Other	24.7	26.4

Total deferred tax assets	495.9	590.0
Valuation allowance(1)	(151.5)	(174.0)

Net deferred tax assets	$344.4	$416.0

Deferred tax liabilities:
Property, plant and equipment	$(362.5)	$(379.9)
Goodwill and intangible assets	(67.4)	(83.1)
Investment in U.S. subsidiaries	(245.1)	(243.5)
Other	(16.5)	(17.7)

Total deferred tax liabilities	(691.5)	(724.2)

Net deferred tax liabilities	$(347.1)	$(308.2)
______________________________

(1)
As a result of the sale of the Company's two wholly-owned Brazilian subsidiaries as discussed in Note 11, "Equity Method Investments in Unconsolidated Entities," the Company reduced the valuation allowance by $21.3 million (such amount was previously established against the subsidiaries' deferred tax assets that were not expected to be realized).

The net deferred tax assets (liabilities) above are classified on the consolidated balance sheets at December 31, 2013 and 2012 as follows:

	2013	2012
Current net deferred tax asset	$48.1	$55.7
Non-current net deferred tax liability	(395.2)	(363.9)
Total	$(347.1)	$(308.2)

At December 31, 2013, the Company had foreign net operating loss carry forwards of $141.9 million and state net operating loss carry forwards of $642.3 million. Of the foreign net operating loss carry forwards, $46.6 million are available without expiration, while the remainder expire through 2023. The state net operating loss carry forwards

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

expire in varying amounts through 2033. The Company also has $45.1 million of various state credit carry forwards, of which $30.8 million are available without expiration, while the remainder expire through 2028. At December 31, 2013, the Company has recorded a valuation allowance of $151.5 million against $60.3 million, $41.5 million and $49.7 million of federal, foreign and state deferred tax assets, respectively, that are not expected to be realized.

On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code and proposed regulations under Section 168 of the Internal Revenue Code. These regulations generally apply to all taxpayers that acquire, produce, or improve tangible property. Based upon preliminary analysis, the Company does not expect that the adoption of these regulations will have a material impact on the consolidated financial statements.

The Company considers its foreign earnings to be indefinitely invested. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of such subsidiaries at December 31, 2013, are not material.

Uncertain Tax Positions

The following table summarizes the activity of the Company's liability for unrecognized tax benefits at December 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at beginning of period	$46.5	$106.0	$129.7
Additions due to acquisitions	—	22.9	0.3
Additions for tax positions of the current year	0.1	—	—
Additions for tax positions of prior years	0.7	15.2	5.4
Reductions for tax positions of prior years	(0.5)	(76.3)	(1.4)
Settlements during the period	(2.1)	(7.8)	(1.4)
Lapses of applicable statutes of limitations	(0.2)	(13.5)	(1.2)
Reclassify Canadian uncertain tax positions to discontinued operations	—	—	(25.4)
Balance at end of period	$44.5	$46.5	$106.0

As of December 31, 2013, $44.5 million of unrecognized tax benefits would impact the Company's effective tax rate, if recognized. Of that amount, it is reasonably possible that $13.4 million of the total amount of unrecognized tax benefits will decrease within 12 months due to resolution of audits or statute expirations.

During 2012, the Company settled pre-acquisition World Color Press income tax examinations with the IRS resulting in a net income tax benefit of $30.0 million. Included in this net benefit is $75.7 million related to a reduction for uncertain tax positions of prior years. In addition to the impact on the Company's uncertain tax positions, settlement of the examinations required an adjustment to certain tax attributes of the Company. The impact of the adjustments to these tax attributes resulted in a net income tax expense of $46.7 million.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest (income) expense related to tax uncertainties recognized in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 was $(1.0) million, $(1.1) million and $(0.7) million, respectively. Penalties in the amount of $(0.2) million, $0 and $(0.1) million were recognized for the years ended December 31, 2013, 2012 and 2011, respectively. Accrued interest of $0.1 million and $2.3 million related to income tax uncertainties was reported as a component of other current liabilities and accrued

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

interest of $4.0 million and $2.8 million related to income tax uncertainties was reported as a component of other long-term liabilities on the consolidated balance sheets at December 31, 2013 and 2012, respectively. There were no accrued penalties related to income tax uncertainties reported in other current liabilities on the consolidated balance sheet at December 31, 2013. Accrued penalties of $0.5 million related to income tax uncertainties were reported in other current liabilities on the consolidated balance sheet at December 31, 2012. Accrued penalties of $0.5 million and $0.4 million related to income tax uncertainties were reported in other long-term liabilities on the consolidated balance sheets at December 31, 2013 and 2012, respectively.

The Company has tax years from 2010 through 2013 that remain open and subject to examination by the IRS. Tax years from 2003 through 2013 remain open and subject to examination in the Company's various major state jurisdictions within the United States.

Note 16. Debt

Long-term debt consisted of the following as of December 31, 2013 and 2012:

	Weighted Average Interest Rate	2013	2012
Master note and security agreement(1)	7.47%	$490.2	$553.9
Term loan A—$450.0 million(2)	2.69%	416.3	444.4
Term loan B—$200.0 million(2)	4.00%	194.8	196.7
Revolving credit facility—$850.0 million(2)	2.68%	209.8	50.0
International term loan—$78.3 million(3)	2.74%	58.2	63.3
International revolving credit facility—$16.6 million(3)	4.16%	2.3	6.8
Equipment term loans(4)	4.75%	16.4	—
Other	21.78%	5.3	9.9
Total debt		$1,393.3	$1,325.0
Less: short-term debt and current portion of long-term debt		(127.6)	(113.3)
Long-term debt		$1,265.7	$1,211.7
______________________________

(1)
These senior notes have a weighted-average interest rate of 7.47%, which is fixed to maturity, with interest payable semiannually. Principal payments commenced September 1997 and extend through April 2036 in various tranches. The notes are collateralized by certain United States land, buildings and press and finishing equipment under the terms of the master note and security agreement.

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

Borrowings under the revolving facility and Term Loan A loans made under the $1.5 billion debt financing agreement bear interest at London Interbank Offered Rate ("LIBOR") plus 2.25%, or 1.25% in excess of an alternate base rate, and Term Loan B loans bear interest at LIBOR plus 3.00%, with a LIBOR floor of 1.00%, or 2.00% in excess of an alternative base rate at the

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Company's option. At December 31, 2013, the Company had borrowings of $209.8 million on the revolving credit agreement, as well as $44.0 million of issued letters of credit, leaving $596.2 million available for future borrowings.

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

(3)
On December 16, 2008, debt related to the Company's international operations was refinanced by entering into a secured credit agreement ("Facilities Agreement"). The Facilities Agreement includes a Euro denominated term loan and a multicurrency revolving credit facility. The term loan principal payments commenced in December 2009 and it matures on December 16, 2015. The multicurrency revolving credit facility used for financing working capital and general business needs, was renewed in 2013 and will expire on December 16, 2014. At December 31, 2013, the Company's international operations had borrowings of $2.3 million under the multicurrency revolving credit facility, leaving $14.3 million available for future borrowing. The terms of the Facilities Agreement include certain financial covenants, a guarantee of the Facilities Agreement by the Company and a security agreement that includes collateralizing substantially all of the Quad/Winkowski assets. The facilities bear interest at the aggregate of the Warsaw Interbank Offered Rate ("WIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and margin.

(4)
During 2013, the Company refinanced certain equipment leases with $17.1 million in equipment term loans secured by the formerly leased equipment. The equipment term loans bear interest at a fixed rate of 4.75%, require quarterly payments and have five year terms expiring during 2018. The purchase of these assets resulted in $12.8 million of non-cash investing and financing activities, which represents the $17.1 million in equipment term loans net of $4.3 million of eliminated capital lease obligations (see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies").

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.4 billion and $1.3 billion at December 31, 2013 and 2012, respectively. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 18, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs). As of December 31, 2013, approximately $3.0 billion of the Company's assets were pledged as security under various loans and other agreements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Debt Issuance Costs

Activity impacting the Company's debt issuance costs for the years ended December 31, 2013, and 2012, was as follows:

Capitalized Debt Issuance Costs
Balance at January 1, 2012	$20.2
Debt issuance costs paid from December 2012 amendment(1)	2.1
Amortization	(4.4)
Balance at December 31, 2012	$17.9
Amortization	(4.0)
Balance at December 31, 2013	$13.9
______________________________

(1)
The Company incurred $2.1 million of debt issuance costs in connection with the December 19, 2012, $1.5 billion debt financing agreement amendment for the extension of the maturity dates on the $850.0 million revolving credit facility and the $450.0 million Term Loan A. These debt issuance costs have been accounted for as capitalized debt issuance costs and are classified as other long-term assets in the consolidated balance sheets. The costs are being amortized on a straight-line basis over the five year lives of the related debt instruments.

Amortization expense for debt issuance costs was $4.0 million, $4.4 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Covenants and Compliance

As of December 31, 2013, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2013 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2013, the Company's leverage ratio was 2.39 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended December 31, 2013, the Company's interest coverage ratio was 7.34 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended December 31, 2013, the Company's fixed charge coverage ratio was 4.26 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year. As of December 31, 2013, consolidated net worth must be at least $793.9 million (as of December 31, 2013, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.21 billion).

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

Approximate annual principal amounts due on long-term debt are as follows during the years ending December 31:

2014	$127.6
2015	163.3
2016	116.0
2017	532.1
2018	228.0
2019	36.2
2020 – 2024	104.6
2025 – 2029	56.8
2030 – 2034	22.3
2035 – 2036	6.4
Total	$1,393.3

Note 17. Lease Obligations

The Company entered into various master lease agreements for press and finishing equipment. These leases provide the Company with options to purchase the related equipment at the termination value, as defined, and at various early buyout dates during the term of the lease. These leases are accounted for as capital leases on the consolidated balance sheets.

Assets recorded under capital leases are as follows as of December 31, 2013 and 2012:

	2013	2012
Presses and equipment—leased	$70.8	$78.7
Less: accumulated depreciation	(62.0)	(58.8)
Net presses and equipment—leased	$8.8	$19.9

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

At December 31, 2013, the future maturities of capitalized leases consisted of the following:

2014	$7.5
2015	2.8
2016	2.3
2017	1.8
Total minimum payments	$14.4
Less: amounts representing interest	(0.9)

Present value of minimum payments	$13.5
Less: current portion	(7.0)

Long-term capital lease obligations	$6.5

The Company has various operating lease agreements. Future minimum rental commitments under non-cancelable leases are as follows:

2014	$44.5
2015	36.7
2016	30.8
2017	25.7
2018	18.4
2019 and thereafter	44.3
Total	$200.4

Rent expense under these operating lease agreements totaled $36.9 million, $33.2 million and $22.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of December 31, 2013.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of December 31, 2013 and 2012. See Note 16, "Debt," for further discussion on the fair value of the Company's debt and Note 20, "Employee Retirement Plans," for the details of Level 1 and Level 2 inputs related to Employee Retirement Plans.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 3, "Acquisitions and Strategic Investments," for further discussion on acquisitions or Note 5, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets as of December 31, 2013 and 2012.

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

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. During the years ended December 31, 2013 and 2012, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.

The Company settled the short-term foreign currency forward exchange contract to hedge exchange rate exposure on the 50.0 million Canadian dollars deposit related to the Transcontinental Mexico acquisition on March 1, 2012 (see Note 3, "Acquisitions and Strategic Investments"). There were no open foreign currency exchange contracts as of December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, there was no impact of hedge ineffectiveness on the consolidated statements of operations.

Note 19. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Single employer pension and postretirement obligations	$109.2	$288.3
MEPPs withdrawal liability	53.1	74.3
Tax-related liabilities	24.6	22.0
Employee-related liabilities	54.5	53.5
Restructuring reserve	8.5	—
Other	54.0	57.6
Total	$303.9	$495.7

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 20. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics Diversified Plan is comprised of participant directed 401(k) contributions, Company match and profit sharing-contributions. Company 401(k) matching contributions were $13.2 million, $11.9 million and $12.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Quad/Graphics Employee Stock Ownership Plan holds profit sharing contributions of Company stock, which are made at the discretion of the Company's Board of Directors. There were no profit sharing contributions for the years ended December 31, 2013 and 2012. The annual profit sharing contributions totaled $13.4 million for the year ended December 31, 2011.

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

The components of the net periodic pension and postretirement benefit expense (income) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$—	$0.3	$0.4	$—	$0.2	$0.4
Interest cost	28.2	31.2	34.1	0.1	0.7	1.4
Expected return on plan assets	(30.2)	(27.2)	(27.6)	—	—	—
Amortization of prior service credit	—	—	—	(5.7)	(3.4)	(3.5)
Amortization of actuarial (gain) / loss	0.3	—	—	—	(0.1)	0.4
Net periodic benefit cost (income)	(1.7)	4.3	6.9	(5.6)	(2.6)	(1.3)
Curtailment/settlement (gain) / loss	(2.1)	0.1	—	—	(12.8)	(7.0)
Total expense (income)	$(3.8)	$4.4	$6.9	$(5.6)	$(15.4)	$(8.3)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The underfunded pension and postretirement obligations are calculated using generally accepted actuarial methods and are measured as of December 31. The following provides a reconciliation of the projected benefit obligation, fair value of plan assets and the funded status of the pension and postretirement plans as of December 31, 2013 and 2012:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Changes in benefit obligation
Projected benefit obligation, beginning of year	$744.0	$692.8	$5.4	$27.8
Service cost	—	0.3	—	0.2
Interest cost	28.2	31.2	0.1	0.7
Plan participants contributions	—	—	0.2	0.3
Plan amendments	—	—	—	(22.6)
Actuarial (gain) / loss	(78.5)	75.5	(1.0)	0.6
Benefits paid	(58.5)	(55.8)	(0.7)	(1.6)
Projected benefit obligation, end of year	$635.2	$744.0	$4.0	$5.4

Changes in plan assets
Fair value of plan assets, beginning of year	$458.9	$412.2	$—	$—
Actual return on plan assets	84.3	52.7	—	—
Employer contributions	40.5	49.8	0.5	1.3
Plan participants contributions	—	—	0.2	0.3
Benefits paid	(58.5)	(55.8)	(0.7)	(1.6)
Fair value of plan assets, end of year	$525.2	$458.9	$—	$—

Funded status	$(110.0)	$(285.1)	$(4.0)	$(5.4)

Amounts recognized on the consolidated balance sheets as of December 31, 2013 and 2012 are as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Current liabilities	$(4.0)	$(1.2)	$(0.8)	$(1.0)
Noncurrent liabilities	(106.0)	(283.9)	(3.2)	(4.4)
Total amount recognized	$(110.0)	$(285.1)	$(4.0)	$(5.4)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table provides a reconciliation of the Company's accumulated other comprehensive income (loss) prior to any deferred tax effects at December 31, 2013 and 2012 are as follows:

	Pension Benefits	Postretirement Benefits
	Actuarial Gain / (Loss), net	Actuarial Gain / (Loss), net	Prior Service Credit/(Cost)	Total
Balance at January 1, 2011	$(29.6)	$0.9	$9.1	$10.0
Amount arising during the period	(50.7)	(0.6)	22.6	22.0
Amortization included in net earnings (loss)	—	(0.1)	(3.4)	(3.5)
Plan curtailments/settlements included in net earnings (loss)	0.1	(12.8)	—	(12.8)
Balance at December 31, 2012	$(80.2)	$(12.6)	$28.3	$15.7
Amount arising during the period	132.6	1.0	—	1.0
Amortization included in net earnings (loss)	0.3	—	(5.7)	(5.7)
Impact of plan settlements included in net earnings (loss)	(2.1)	—	—	—
Balance at December 31, 2013	$50.6	$(11.6)	$22.6	$11.0

In 2013, the Company paid out lump sums to participants that exceeded the threshold for settlement accounting, which resulted in an acceleration of the recognition of accumulated other comprehensive income and a settlement gain of $2.1 million. The settlement gain was recorded in restructuring, impairment and transaction-related charges in the consolidated statement of operations.

In 2012, the Company announced the elimination of life insurance coverage for all current and future retirees in all locations and the elimination of reimbursement of medical costs for certain retirees, which resulted in the reduction of plan obligations by $5.7 million. In addition, the Company also announced the elimination of postretirement medical benefit coverage for all future retirees who will retire after December 31, 2012, which resulted in the reduction of plan obligations by $16.9 million and recognition of a curtailment gain of $12.8 million. The curtailment gain was recorded in restructuring, impairment and transaction-related charges in the consolidated statement of operations.

Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan assets are recognized as a component of net periodic benefit costs over the average remaining service period of a plan's active employees. Unrecognized prior service costs or credit are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan's active employees. The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic pension and postretirement benefit expense (income) over the next year are as follows:

	Pension Expense (Income)	Postretirement Expense (Income)
Amortization of:
Net actuarial gain	$(0.1)	$(0.3)
Net prior service credit	—	(5.7)
Total	$(0.1)	$(6.0)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The weighted-average assumptions, separately for the pension and postretirement benefit plans, used to determine net periodic benefit costs for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate (beginning of year rate)	3.9%	4.7%	5.2%	2.8%	3.7%	4.2%
Rate of compensation increase	N/A	N/A	3.5%	N/A	N/A	3.5%
Expected long-term return on plan assets	6.5%	6.5%	6.5%	N/A	N/A	N/A

The weighted-average assumptions, separately for the pension and postretirement benefit plans, used to determine benefit obligations at December 31, 2013 and 2012 were as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Discount rate (end of year rate)	4.8%	3.9%	3.6%	2.8%

The Company determines its assumed discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.5% at the end of 2013, and is expected to gradually decline through 2024 to an ultimate trend rate of 5.0%. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement benefits income	$—	$—
Postretirement benefits obligation	0.1	(0.1)

Estimated Company Contributions and Benefit Payments

In 2014, the Company expects to make cash contributions of $39.7 million to its qualified defined benefit pension plans and make estimated benefit payments of $4.9 million to its non-qualified defined benefit pension and postretirement plans. The actual pension contributions may differ based on the funding calculations, and the Company may choose to make additional discretionary contributions. The estimated benefit payments may differ based on actual claim experience.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Estimated Future Benefit Payments by the Plans to or on behalf of Plan Participants

An estimate of the Plans' future benefit payments to be made from funded qualified plans and unfunded non-qualified and postretirement plans to plan participants are as follows:

	Pension Benefits	Postretirement Benefits
2014	$41.4	$0.8
2015	38.9	0.6
2016	38.0	0.4
2017	38.5	0.3
2018	39.6	0.3
2019 – 2023	201.9	1.3
Thereafter	236.9	0.3
Total	$635.2	$4.0

Plan Assets and Investment Strategy

The Company follows a disciplined investment strategy, which provides diversification of investments by asset class, foreign currency, sector and company. The Pension Committee has approved investment policies for the different pension plans that establish long-term asset mix targets based on several factors including: historical returns achieved by worldwide investment markets, the time horizon of the pension plans' obligations and the investment risk. For each of the plans, an allocation range by asset class is developed whereby a mix of equities and fixed-income investments is used to provide an appropriate risk-adjusted long-term return on plan assets. Third-party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies and investment returns and risks are monitored on an ongoing basis. Derivatives are used at certain times to hedge foreign currency exposure. Gains or losses on the derivatives are offset by a corresponding change in the value of the hedged assets. Derivatives are strictly used for hedging purposes and not speculative purposes.

The target allocations for plan assets on a weighted-average basis are 65% equity securities and 35% fixed-income, including cash and cash equivalents. The actual asset allocation as of December 31, 2013, was approximately 67% equity securities and 33% debt securities. The actual asset allocation as of December 31, 2012, was approximately 64% equity securities, 35% debt securities and 1% other. Equity investments are diversified by country, issuer and industry sector. Fixed income securities primarily consist of government bonds and corporate bonds from diversified industries.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The fair values of the Company's pension plan assets at December 31, 2013 and 2012 by asset category are as follows:

	December 31, 2013				December 31, 2012
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.3	$0.3	$—	$—	$0.4	$0.4	$—	$—
Fixed income	171.5	—	171.5	—	162.1	—	162.1	—
Equities	353.4	122.9	230.5	—	295.0	270.8	24.2	—
Others	—	—	—	—	1.4	—	1.4	—
Total	$525.2	$123.2	$402.0	$—	$458.9	$271.2	$187.7	$—

There are no Level 3 assets or liabilities as of December 31, 2013 and 2012.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2013:

Cash and cash equivalents. Carrying value approximates fair value and these assets are classified as Level 1.

Fixed Income. This category consists of bonds and short-term fixed income securities fair valued based on a compilation of primarily observable market information or broker quotes in over-the-counter markets and are classified as Level 2.

Equities. This category consists of equity investments and equity pooled funds and these assets are classified as Level 1 and Level 2, respectively. The fair value of equity investments is based on quoted prices in an active market. The fair value of the equity pooled funds is based on the funds' Net Asset Value ("NAV") established by the funds' administrator.

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

For the investments made through pooled funds, the investment mandates of the funds were again reviewed by the Company's external investment advisor, to determine that the investment objectives and guidelines were consistent with the Company's overall pension plan risk management objectives. In managing the plan assets, management reviews and manages risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Liability management and asset class diversification are central to the Company's risk management approach and are integral to the overall investment strategy.

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

•
If the Company stops participating in some or all of its MEPPs, and continues in business, the Company would be required to pay an amount, referred to as a withdrawal liability, based on the unfunded status of the plan.

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union - Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and will require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a $98.6 million estimated withdrawal liability based on information provided by each plan's trustee, as part of the purchase price allocation for World Color Press. The Company is making required interim payments to the MEPPs for the Company's withdrawal liability from the GCIU and the GCC plans.

The GCIU Plan is a defined benefit plan that provides retirement benefits, total and permanent disability benefits, and pre-retirement death benefits for the participating union employees of the Company. The funded status of the GCIU Plan is classified as critical based on the GCIU Plan's 2013 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65% and is projected to have an accumulated funding deficit over the next four plan years. As a result, the GCIU Plan implemented a rehabilitation plan to improve the plan's funded status. The Company estimates that contributions made to the GCIU Plan by the Company represent greater than 5% of total contributions made by all participating employers in the 2012 plan year (the plan year ended December 31, 2012, is the latest available financial information provided by the GCIU Plan).

The GCC Plan is a defined benefit plan that provides retirement benefits, disability benefits, and early retirement benefits for the participating union employees of the Company. The funded status of the GCC Plan is classified as critical based on the GCC Plan's 2013 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65% and is projected to have an accumulated funding deficit over the next four plan years. As a result, the GCC Plan implemented a rehabilitation plan to improve the plan's funded status. The Company estimates that contributions made to the GCC Plan by the Company represent greater than 5% of total contributions made by all participating employers in the 2011 plan year (the plan year ended April 30, 2012, is the latest available financial information provided by the GCC Plan).

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The Company is in the process of determining the final withdrawal payment with both MEPPs'

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

administrators, and the withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. During this process the Company began making monthly payments totaling $14.4 million and $11.2 million for the years ended December 31, 2013 and 2012, respectively, as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators. As of December 31, 2013, the Company has reserved $73.0 million as its estimate of the total MEPPs withdrawal liability, of which $53.1 million is recorded in other long-term liabilities, $14.4 million is recorded in accrued liabilities and $5.5 million is recorded in unsecured notes to be issued in the consolidated balance sheets. This estimate may increase or decrease depending on the final agreement with the MEPPs' administrators.

Note 21. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed as net earnings (loss) attributable to Quad/Graphics common shareholders less the allocation of participating securities, divided by the basic weighted average common shares outstanding of 47.0 million, 46.8 million and 47.1 million shares for the years ended December 31, 2013, 2012 and 2011, respectively. The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity incentive instruments of 1.6 million and 3.2 million of class A common shares were excluded from the computations of diluted net earnings per share for the years ended December 31, 2013 and 2012, respectively. Due to the net loss from continuing operations attributable to Quad/Graphics common shareholders incurred during the year ended December 31, 2011, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation for that period.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in the computation of earnings (loss) per share pursuant to the two-class method. The Company's participating securities are composed of unvested stock options granted on November 18, 2011, and reduced basic and diluted earnings per share attributable to Quad/Graphics common shareholders by $0.02 and $0.07 per diluted share for the years ended December 31, 2013 and 2012, respectively. There was no impact to basic and diluted earnings per share attributable to Quad/Graphics common shareholders during 2011.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, including the impact of discontinued operations, for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	2013	2012	2011
Numerator:
Net earnings (loss) from continuing operations	$30.9	$56.3	$(8.0)
Adjustments to net earnings (loss) from continuing operations
Net (earnings) loss attributable to noncontrolling interests	1.6	0.3	(0.3)
Allocation to participating securities	(1.1)	(3.2)	—
Net earnings (loss) from continuing operations - adjusted	$31.4	$53.4	$(8.3)

Loss from discontinued operations, net of tax	$—	$(3.2)	$(38.6)
Adjustments to loss from discontinued operations, net of tax
Gain on disposal of discontinued operations, net of tax	—	34.0	—
Income (loss) from discontinued operations, net of tax	$—	$30.8	$(38.6)

Net earnings (loss) attributable to Quad/Graphics common shareholders	$32.5	$87.4	$(46.9)
Adjustments to net earnings (loss) attributable to Quad/Graphics common shareholders
Allocation to participating securities	(1.1)	(3.2)	—
Net earnings (loss) attributable to Quad/Graphics common shareholders - adjusted	$31.4	$84.2	$(46.9)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.0	46.8	47.1
Plus: effect of dilutive equity incentive instruments	1.0	0.4	—
Diluted weighted average number of common shares outstanding for all classes of common shares	48.0	47.2	47.1

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$0.67	$1.14	$(0.18)
Discontinued operations	—	0.66	(0.82)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$0.67	$1.80	$(1.00)

Diluted:
Continuing operations	$0.65	$1.13	$(0.18)
Discontinued operations	—	0.65	(0.82)
Earnings (loss) per share attributable to Quad/Graphics common shareholders	$0.65	$1.78	$(1.00)

Cash dividends paid per common share for all classes of common shares	$1.20	$3.00	$0.60

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 22. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. The Omnibus Plan replaced the 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan and, as of January 1, 2011, all equity grants are made from the Omnibus Plan. In May 2012 and 2013, an additional 3,571,652 and 2,000,000 shares, respectively, were approved for issuance under the Omnibus Plan, making 7,871,652 shares of Class A stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's board of directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A stock on the date of grant. As of December 31, 2013, there are 2,400,763 shares available for issuance under the Omnibus Plan.

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

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $18.6 million, $13.4 million and $14.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and was recorded in selling, general and administrative expenses and restructuring, impairment and transaction-related charges in the consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of December 31, 2013, is approximately $19.5 million. Estimated future compensation expense is $14.1 million for 2014 and $5.4 million for 2015.

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

There were no stock options granted under the Omnibus plan during the year ended December 31, 2013. There were 448,154 stock options granted with a grant date weighted average fair value of $2.25 during the year ended December 31, 2012. There were 451,029 stock options granted with a grant date weighted average fair value of $13.17 during the year ended December 31, 2011. Excluding the 3,571,652 new options granted on November 18, 2011, the fair market value of stock options is determined using the Black-Scholes-Merton option pricing module. The fair market value of the stock options is determined using the following weighted average assumptions for the years ended December 31, 2012 and 2011:

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

Compensation expense recognized related to stock options was $10.8 million, $10.1 million and $12.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total future compensation expense for all stock options granted as of December 31, 2013, is approximately $7.8 million. Estimated future compensation expense is $7.6 million for 2014 and $0.2 million for 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the year ended December 31, 2013:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2012	4,407,125	$20.34	6.8	$15.2
Granted	—	—
Exercised	(461,782)	15.51
Cancelled/forfeited/expired	(186,078)	26.21
Outstanding at December 31, 2013	3,759,265	$20.82	5.8	$30.0

Vested and expected to vest at December 31, 2013	3,759,265	$20.82	5.8	$30.0
Exercisable at December 31, 2013	2,658,188	$20.30	5.4	$20.8

The intrinsic value of options exercisable and options outstanding at December 31, 2013, 2012 and 2011 is based on the fair value of the stock price.

Share-based compensation activity for the years ended December 31, 2013, 2012 and 2011, is noted below:

	2013	2012	2011
Total intrinsic value of stock options exercised	$6.3	$—	$3.7
Cash received from stock option exercises	7.2	0.1	1.6
Total grant date fair value of stock options vested	3.7	1.9	5.4

Net tax benefits on stock option activity, shown as tax benefit on stock option activity in the financing section of the consolidated statements of cash flows, were $2.2 million, $4.1 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of PS and PSU award activity for the year ended December 31, 2013:

	Performance Shares			Performance Share Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2012	—	$—	—	$—	$—	—
Granted	389,930	20.39		16,208	20.50
Vested	—	—		—	—
Forfeited	(38,082)	20.39		—	—
Nonvested at December 31, 2013	351,848	$20.39	2.0	$16,208	$20.50	2.0

During the year ended December 31, 2013, PS awards of 389,930 shares and PSU awards of 16,208 units were granted at a weighted-average grant date fair value of $20.39 and $20.50, respectively. There were no PS or PSU awards granted during the years ended December 31, 2012 and 2011. On the grant dates, the target number of shares ("target shares") was granted. During the performance period, the target shares will be earned or forfeited, and additional shares, up to the maximum number of shares, may be granted at the end of the performance period. The potential payouts for nonvested awards at December 31, 2013 range from zero to 736,112 PS or PSU awards should certain performance targets be achieved. In general, PS and PSU awards will vest at the end of the performance period, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense for awards granted are recognized based on the targeted payout of 100%, net of estimated forfeitures. Compensation expense recognized related to PS and PSUs was $2.3 million for the year ended December 31, 2013. There was no compensation expense recognized related to PS and PSUs for the years ended December 31, 2012 and 2011. Total future compensation expense for all PS and PSUs granted as of December 31, 2013 is estimated to be $4.8 million. Estimated future compensation expense is $2.4 million for 2014 and $2.4 million for 2015.

Restricted Stock and Restricted Stock Units

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following table is a summary of RS and RSU award activity for the year ended December 31, 2013:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2012	415,906	$21.24	1.7	22,438	$21.17	1.7
Granted	408,146	20.39		32,671	20.72
Vested	(3,608)	19.92		—	—
Forfeited	(85,087)	20.30		(5,436)	24.64
Nonvested at December 31, 2013	735,357	$20.88	1.4	49,673	$20.49	1.6

During the year ended December 31, 2013, RS awards of 408,146 shares and RSU awards of 32,671 units were granted at a weighted-average grant date fair value of $20.39 and $20.72, respectively. During the year ended December 31, 2012, RS awards of 310,651 shares and RSU awards of 15,760 units were granted at a weighted-average grant date fair value of $14.34. On January 1, 2011, RS awards of 119,315 shares and RSU awards of 14,625 units were granted at a grant date fair value of $41.26 and $38.86, respectively. On August 1, 2011, RS awards of 709 shares and RSU awards of 1,177 were granted at a grant date fair value of $32.32 and $30.01, respectively. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs was $4.8 million, $2.9 million, and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total future compensation expense for all RS and RSUs granted as of December 31, 2013, is approximately $6.9 million. Estimated future compensation expense is $4.1 million for 2014 and $2.8 million for 2015.

Deferred Stock Units

The following table is a summary of deferred stock units ("DSU") award activity for the year ended December 31, 2013:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	50,705	$21.64
Granted	33,115	20.39
Dividend equivalents granted	3,529
Settled	(8,253)	41.26
Forfeited	—
Outstanding at December 31, 2013	79,096	$18.95

During the years ended December 31, 2013 and 2012, DSUs of 33,115 and 31,525 were granted at a weighted-average grant date fair value of $20.39 and $14.34, respectively. The DSUs are fully vested on the grant date. Each DSU entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control or death or disability as

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

defined in the individual DSU grant agreement. Grantees of DSUs may not exercise voting rights, but are credited with dividends and those dividends will be converted into additional DSUs based on the closing price of the class A stock. Dividend equivalents units of 3,529 and 7,440 were granted for the years ended December 31, 2013 and 2012, respectively. Compensation expense recognized for DSUs was $0.7 million, $0.4 million, and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A stock to meet the stock requirements of its awards in the future.

Note 23. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Issued Shares Classified as Common Stock	Issued Shares Classified as Redeemable Equity	Total Issued Shares
Class A stock ($0.025 par value)	80.0
December 31, 2013		33.8	6.2	40.0	—	40.0
December 31, 2012		33.0	7.0	40.0	—	40.0
December 31, 2011		32.4	7.6	40.0	—	40.0

Class B stock ($0.025 par value)	80.0
December 31, 2013		14.2	0.8	15.0	—	15.0
December 31, 2012		14.2	0.8	15.0	—	15.0
December 31, 2011		14.2	0.8	15.0	—	15.0

Class C stock ($0.025 par value)	20.0
December 31, 2013		—	0.5	0.5	—	0.5
December 31, 2012		—	0.5	0.5	—	0.5
December 31, 2011		—	0.2	0.2	0.3	0.5

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

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at December 31, 2013, 2012 and 2011. The Company has no present plans to issue any preferred stock.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's then outstanding shares of class A, class B and class C stock for the years ended December 31, 2013, 2012 and 2011:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2013
Q4 Dividend	November 5, 2013	December 9, 2013	December 20, 2013	$0.30
Q3 Dividend	August 6, 2013	September 9, 2013	September 20, 2013	0.30
Q2 Dividend	May 20, 2013	June 10, 2013	June 21, 2013	0.30
Q1 Dividend	March 4, 2013	March 18, 2013	March 29, 2013	0.30
2012
Q4 Special Dividend	December 14, 2012	December 24, 2012	December 28, 2012	2.00
Q4 Dividend	November 7, 2012	December 3, 2012	December 14, 2012	0.25
Q3 Dividend	August 7, 2012	September 10, 2012	September 21, 2012	0.25
Q2 Dividend	May 9, 2012	June 11, 2012	June 22, 2012	0.25
Q1 Dividend	February 28, 2012	March 12, 2012	March 23, 2012	0.25
2011
Q4 Dividend	November 10, 2011	November 30, 2011	December 10, 2011	0.20
Q3 Dividend	August 9, 2011	August 29, 2011	September 9, 2011	0.20
Q2 Dividend	May 10, 2011	May 27, 2011	June 10, 2011	0.20

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. The Company repurchased no shares during the years ended December 31, 2013 and 2012. The Company repurchased 0.4 million shares of class A stock in the open market for $8.2 million for the year ended December 31, 2011, and has $91.8 million in authorized repurchases remaining under the program as of December 31, 2013.

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

There is no redemption value of class C qualified employee retirement plan shares at December 31, 2013 and 2012. The redemption value of the class C qualified employee retirement plan shares at December 31, 2011 totaled $3.5 million. There is no redemption value of the class A common shares at December 31, 2013, 2012 and 2011 as there is now a readily tradable market.

In August 2012, the remaining 0.3 million outstanding class C common shares owned by the Quad/Graphics Employee Stock Ownership Plan were exchanged for class A common shares that were held as treasury stock. This exchange eliminated the redemption value of the class C common stock. There were no class C common shares redeemed by the Company during the year ended December 31, 2011.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Subsequent changes to the redemption value of the securities due to changes in stock valuation or dividend declarations are charged to retained earnings, while decreases in redemption value due to elimination of redemption features are credited to additional paid-in capital and retained earnings. During the year ended December 31, 2012, the balance of redeemable equity decreased by $3.5 million as a result of the conversion of all outstanding class C common shares into class A common shares. As such, information regarding the changes in redeemable equity for the years ended December 31, 2012 and 2011 is provided in the table below:

	Class C Common Stock
	Shares	Redemption Value
Balance at January 1, 2011	0.3	$10.6

Cash dividends declared	—	(0.3)
Decrease in redemption value of redeemable equity	—	(6.8)
Balance at December 31, 2011	0.3	$3.5

Cash dividends declared	—	(0.2)
Redeemable equity exchange	(0.3)	(4.3)
Increase in redemption value of redeemable equity	—	1.0
Balance at December 31, 2012	—	$—

Note 24. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2013 and 2012, were as follows:

	Foreign Currency Translation	Pension and Other Postretirement Benefit Liability	Total
Balance at January 1, 2012	$(25.6)	$(12.1)	$(37.7)
Other comprehensive income before reclassifications	4.9	(17.7)	(12.8)
Amounts reclassified from accumulated other comprehensive income (loss) to net earnings (loss)	—	(9.9)	(9.9)
Net other comprehensive income (loss)	4.9	(27.6)	(22.7)
Balance at December 31, 2012	$(20.7)	$(39.7)	$(60.4)
Other comprehensive loss before reclassifications	(20.2)	82.0	61.8
Amounts reclassified from accumulated other comprehensive income (loss) to net earnings (loss)	(2.4)	(4.6)	(7.0)
Net other comprehensive income (loss)	(22.6)	77.4	54.8
Balance at December 31, 2013	$(43.3)	$37.7	$(5.6)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The details about the reclassifications from accumulated other comprehensive income (loss) to net earnings (loss) for the years ended December 31, 2013, 2012 and 2011, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,			Consolidated Statements of Operations Presentation
	2013	2012	2011
Revaluation gain on sale of businesses (see Note 11)	$(2.4)	$—	$—	Selling, general and administrative expenses

Amortization of prior service credit on postretirement benefit plans	(5.7)	(3.4)	(3.5)	Selling, general and administrative expenses
Impact of income taxes	2.2	1.3	1.3	Income tax expense (benefit)
Amortization of prior service credit on postretirement benefit plans, net of tax	(3.5)	(2.1)	(2.2)	Net of tax

Amortization of net actuarial loss on pension and postretirement benefit plans	0.3	(0.1)	0.4	Cost of sales
Impact of income taxes	(0.1)	—	(0.1)	Income tax expense (benefit)
Amortization of net actuarial loss on pension and postretirement benefit plans, net of tax	0.2	(0.1)	0.3	Net of tax

Plan curtailments/settlements on pension and postretirement benefit plans	(2.1)	(12.7)	11.8	Restructuring, impairment and transaction-related charges
Impact of income taxes	0.8	5.0	(4.7)	Income tax expense (benefit)
Plan curtailment/settlements on pension and postretirement benefit plans, net of tax	(1.3)	(7.7)	7.1	Net of tax

Total reclassifications for the period	(9.9)	(16.2)	8.7
Impact of income taxes	2.9	6.3	(3.5)
Total reclassifications for the period, net of tax	$(7.0)	$(9.9)	$5.2

Note 25. Segment Information

The Company operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer clients complete solutions for communicating their messages to target audiences. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company's reportable and operating segments and their product and service offerings are summarized below.

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products, together with the related service offerings, including marketing strategy, media planning and placement, data insights, response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink. As a result of the divestiture of the Company's Canadian operations to Transcontinental on March 1, 2012 (see Note 4, "Discontinued Operations"), all United States Print and Related Services segment amounts have been restated to exclude the Canadian discontinued operations.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, and finance.

							Restructuring, Impairment and Transaction-Related Charges
	Net Sales		Operating Income/(Loss)	Total Assets	Depreciation and Amortization	Capital Expenditures
	Products	Services
Year ended December 31, 2013
United States Print and Related Services	$3,746.2	$593.5	$230.7	$3,552.2	$310.2	$136.3	$52.3
International	440.4	15.8	(7.7)	515.8	28.6	13.2	9.6
Total operating segments	4,186.6	609.3	223.0	4,068.0	338.8	149.5	61.9
Corporate	—	—	(80.8)	97.7	1.7	—	33.4
Total	$4,186.6	$609.3	$142.2	$4,165.7	$340.5	$149.5	$95.3

Year ended December 31, 2012
United States Print and Related Services	$3,151.3	$446.6	$216.5	$3,411.1	$303.7	$79.4	$48.5
International	487.3	8.8	(24.8)	585.9	33.0	24.1	26.3
Total operating segments	3,638.6	455.4	191.7	3,997.0	336.7	103.5	74.8
Corporate	—	—	(85.2)	101.9	1.9	—	43.5
Total	$3,638.6	$455.4	$106.5	$4,098.9	$338.6	$103.5	$118.3

Year ended December 31, 2011
United States Print and Related Services	$3,338.1	$488.0	$271.6	$4,016.4	$308.4	$151.9	$55.3
International	487.5	11.0	(19.4)	589.0	34.3	16.3	7.3
Total operating segments	3,825.6	499.0	252.2	4,605.4	342.7	168.2	62.6
Corporate	—	—	(95.3)	129.8	1.9	0.1	51.4
Total	$3,825.6	$499.0	$156.9	$4,735.2	$344.6	$168.3	$114.0

Restructuring, impairment and transaction-related charges for the years ended December 31, 2013, 2012 and 2011 are further described in Note 5, "Restructuring, Impairment and Transaction-Related Charges," and are included in the Operating Income/(Loss) results by segment above. Total assets of the Canadian discontinued operations of $177.5 million as of December 31, 2011, and capital expenditures of the Canadian discontinued operations of

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

$7.2 million for the year ended December 31, 2011, are included in the United States Print and Related Services segment above.

A reconciliation of operating income from continuing operations to earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities as reported in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Operating income from continuing operations	$142.2	$106.5	$156.9
Less: interest expense	85.5	84.0	108.0
Less: loss on debt extinguishment	—	—	34.0
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	$56.7	$22.5	$14.9

Note 26. Geographic Area and Product Information

The table below presents the Company's net sales and property, plant and equipment by geographic region for the years ended December 31, 2013, 2012 and 2011. The amounts in this table differ from the segment data presented in Note 25, "Segment Information," because each operating segment includes operations in multiple geographic regions, based on the Company's management reporting structure.

	U.S.	Europe	Latin America	Other	Combined
2013
Net sales
Products	$3,725.3	$158.4	$292.8	$10.1	$4,186.6
Services	593.5	15.8	—	—	609.3
Property, plant and equipment	1,699.2	113.1	113.0	0.2	1,925.5

2012
Net sales
Products	$3,133.7	$174.7	$323.1	$7.1	$3,638.6
Services	442.1	11.0	—	2.3	455.4
Property, plant and equipment	1,689.4	122.0	114.7	0.3	1,926.4

2011
Net sales
Products	$3,313.6	$196.8	$303.9	$11.3	$3,825.6
Services	485.0	12.6	—	1.4	499.0

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The table below presents the Company's consolidated net sales by products and services for the years ended December 31, 2013, 2012 and 2011.

Products and Services	2013	2012	2011
Catalog, magazines and retail inserts	$3,114.3	$2,711.4	$2,826.0
Direct mail, books, directories and other printed products	1,004.4	894.9	964.1
Other	67.9	32.3	35.5
Total products	$4,186.6	$3,638.6	$3,825.6

Logistics services	$465.6	$349.4	$370.4
Imaging and other services	143.7	106.0	128.6
Total services	609.3	455.4	499.0
Total net sales	$4,795.9	$4,094.0	$4,324.6

Note 27. Subsequent Events

Declaration of Quarterly Dividend

On February 26, 2014, the Company declared a quarterly dividend of $0.30 per share, which will be paid on March 21, 2014, to shareholders of record as of March 12, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management, including the Company's Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by SEC guidance, management excluded from its assessment the internal control over financial reporting at the business units acquired from Vertis on January 16, 2013. The business activities that were excluded from the assessment constitute approximately 15% of consolidated total current assets and approximately 20% of consolidated net sales and consolidated cost of sales as of and for the year ended December 31, 2013. Based on this assessment, the Company's management has concluded that, as of December 31, 2013, the Company's internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A, "Controls and Procedures," is contained in Item 8, "Financial Statements and Supplementary Data," of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Item 9B.	Other Information

The Company has no other information to report pursuant to this item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Miscellaneous—Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1, "Business," of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption "Corporate Governance—Board Committees—Audit Committee" in the Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct that applies to all of the Company's employees, including the Company's Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Company has posted a copy of the Code of Business Conduct on its website at www.qg.com, and such Code of Business Conduct is available in print, without charge, to any shareholder who requests it from the Company's Secretary. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct by posting such information on its website at www.qg.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is included under the captions "Compensation of Executive Officers," "Director Compensation," "Compensation Committee Report," "Corporate Governance—Board Committees—Compensation Committee Interlocks and Insider Participation" and "Miscellaneous—Assessment of Compensation-Related Risk" in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption "Stock Ownership of Management and Others" in the Proxy Statement and is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2013. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 22, "Equity Incentive Programs," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	4,991,447	$20.82	2,400,763
Equity compensation plans not approved by security holders	—	—	—
Total	4,991,447	$20.82	2,400,763
______________________________

(1)
Consists of the Company's 2010 Omnibus Incentive Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's board of directors.

(2)	The weighted-average exercise price of outstanding options, warrants and rights only includes stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

3.	Exhibits—The exhibits listed in the accompanying "Exhibit Index" are filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page in this Form 10-K

Report of Independent Registered Public Accounting Firm	70
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013	72
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2013	73
Consolidated Balance Sheets as of December 31, 2013 and 2012	74
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013	75
Consolidated Statements of Redeemable Equity, Common Stock and Other Equity and Noncontrolling Interests for each of the three years in the period ended December 31, 2013	76
Notes to Consolidated Financial Statements	78

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2014.

QUAD/GRAPHICS, INC.

By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Joel Quadracci	Chairman, President and Chief Executive Officer	February 27, 2014
J. Joel Quadracci	(Principal Executive Officer)

/s/ John C. Fowler	Executive Vice President and Chief Financial Officer	February 27, 2014
John C. Fowler	(Principal Financial Officer)

/s/ David J. Honan	Vice President, Corporate Controller and Chief Accounting Officer	February 27, 2014
David J. Honan	(Principal Accounting Officer)

/s/ William J. Abraham, Jr.	Director	February 27, 2014
William J. Abraham, Jr.

/s/ Douglas P. Buth	Director	February 27, 2014
Douglas P. Buth

/s/ Kathryn Quadracci Flores	Director	February 27, 2014
Kathryn Quadracci Flores

/s/ Christopher B. Harned	Director	February 27, 2014
Christopher B. Harned

/s/ Thomas O. Ryder	Director	February 27, 2014
Thomas O. Ryder

/s/ John S. Shiely	Director	February 27, 2014
John S. Shiely

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

(9)
Amended and Restated Voting Trust Agreement, dated as of June 25, 2010, by Betty E. Quadracci, J. Joel Quadracci, Elizabeth M. Quadracci-Harned and David A. Blais, as trustees as of the date of the agreement's execution (incorporated by reference to Exhibit 9.1 to the Company's Current Report on Form 8-K dated July 2, 2010 and filed on July 9, 2010).

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

(10.12)++
Form of Executive Salary Continuation Plan for James Joel Quadracci, John C. Fowler, David A. Blais and Thomas J. Frankowski (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

Exhibit Number	Exhibit Description
(10.13)++	Executive Supplemental Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.14)++	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4 (Reg. No. 333-165259)).

(10.15)++	Quad/Graphics, Inc. 2010 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013).

(10.16)++
Form of Stock Option Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).

(10.17)++
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

(10.22)++
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

(99)
Proxy Statement for the 2014 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2013; except to the extent specifically incorporated by reference, the Proxy Statement for the 2014 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101*)
Financial statements from the Annual Report on Form 10-K of Quad/Graphics, Inc. for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Redeemable Equity, Common Stock and Other Equity and Noncontrolling Interests, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

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