Form 10-Q
period 2014-03-31
Quad/Graphics, Inc.
filed 2014-05-07
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of May 1, 2014

Class A Common Stock	34,605,343

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net sales
Products	$953.7	$982.5
Services	149.1	147.0
Total net sales	1,102.8	1,129.5
Cost of sales
Products	783.6	801.4
Services	109.0	108.4
Total cost of sales	892.6	909.8
Operating expenses
Selling, general and administrative expenses	103.5	105.9
Depreciation and amortization	83.8	88.8
Restructuring, impairment and transaction-related charges	11.9	25.9
Total operating expenses	1,091.8	1,130.4
Operating income (loss)	$11.0	$(0.9)
Interest expense	20.9	21.9
Loss before income taxes and equity in earnings (loss) of unconsolidated entities	(9.9)	(22.8)
Income tax benefit	(1.2)	(8.5)
Loss before equity in earnings (loss) of unconsolidated entities	(8.7)	(14.3)
Equity in earnings (loss) of unconsolidated entities	(0.4)	0.2
Net loss	$(9.1)	$(14.1)
Net loss attributable to noncontrolling interests	0.3	0.1
Net loss attributable to Quad/Graphics common shareholders	$(8.8)	$(14.0)

Loss per share attributable to Quad/Graphics common shareholders:
Basic and diluted	$(0.19)	$(0.31)

Dividends declared per share	$0.30	$0.30

Weighted average number of common shares outstanding:
Basic and diluted	47.4	46.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net loss	$(9.1)	$(14.1)
Other comprehensive loss
Translation adjustments	(0.8)	(2.3)
Pension and other postretirement benefit plan adjustments	(1.5)	(1.4)
Other comprehensive loss, before tax	(2.3)	(3.7)

Income tax benefit related to items of other comprehensive loss	0.6	0.6

Other comprehensive loss, net of tax	(1.7)	(3.1)

Total comprehensive loss	(10.8)	(17.2)

Less: comprehensive loss attributable to noncontrolling interests	0.3	0.1

Comprehensive loss attributable to Quad/Graphics common shareholders	$(10.5)	$(17.1)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$13.1	$13.1
Receivables, less allowances for doubtful accounts of $60.5 million at March 31, 2014 and $58.9 million at December 31, 2013	628.9	698.9
Inventories	270.2	272.5
Prepaid expenses and other current assets	42.8	37.2
Deferred income taxes	52.9	48.1
Short-term restricted cash	7.3	4.5
Total current assets	1,015.2	1,074.3

Property, plant and equipment—net	1,914.5	1,925.5
Goodwill	772.9	773.1
Other intangible assets—net	211.3	221.8
Long-term restricted cash	48.6	51.5
Equity method investments in unconsolidated entities	55.7	57.1
Other long-term assets	66.7	62.4
Total assets	$4,084.9	$4,165.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$352.9	$401.0
Amounts owing in satisfaction of bankruptcy claims	2.1	2.5
Accrued liabilities	312.7	350.7
Short-term debt and current portion of long-term debt	132.9	127.6
Current portion of capital lease obligations	5.9	7.0
Total current liabilities	806.5	888.8

Long-term debt	1,299.2	1,265.7
Unsecured notes to be issued	17.9	18.0
Capital lease obligations	11.9	6.5
Deferred income taxes	395.9	395.2
Other long-term liabilities	287.8	303.9
Total liabilities	2,819.2	2,878.1

Commitments and contingencies (Note 8)

Quad/Graphics common stock and other equity (Note 17)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	960.1	983.1
Treasury stock, at cost	(223.5)	(248.8)
Retained earnings	535.0	558.8
Accumulated other comprehensive loss	(7.3)	(5.6)
Quad/Graphics common stock and other equity	1,265.7	1,288.9
Noncontrolling interests	—	(1.3)
Total common stock and other equity and noncontrolling interests	1,265.7	1,287.6
Total liabilities and shareholders' equity	$4,084.9	$4,165.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net Loss	$(9.1)	$(14.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83.8	88.8
Impairment charges	1.1	3.7
Amortization of debt issuance costs	1.1	1.0
Stock-based compensation charges	4.2	5.2
Gain on sales or disposal of property, plant and equipment	—	(0.1)
Deferred income taxes	(3.7)	(8.0)
Equity in (earnings) loss of unconsolidated entities	0.4	(0.2)
Dividends from unconsolidated entities	—	5.0
Changes in operating assets and liabilities—net of acquisitions	(44.8)	40.1
Net cash provided by operating activities	33.0	121.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(45.8)	(28.3)
Cost investment in unconsolidated entities	(4.1)	(0.3)
Proceeds from the sale of property, plant and equipment	0.2	5.4
Transfers from restricted cash	0.1	4.2
Acquisition of Vertis—net of cash acquired (Note 2)	—	(237.4)
Acquisition of other businesses—net of cash acquired	(8.9)	(1.5)
Net cash used in investing activities	(58.5)	(257.9)

FINANCING ACTIVITIES
Payments of long-term debt	(16.3)	(10.2)
Payments of capital lease obligations	(1.8)	(2.6)
Borrowings on revolving credit facilities	419.6	487.2
Payments on revolving credit facilities	(362.8)	(314.4)
Bankruptcy claim payments on unsecured notes to be issued	(0.1)	(4.2)
Sale of stock for options exercised	0.8	0.5
Shares withheld from employees for the tax obligation on equity grants	(1.0)	—
Payment of cash dividends	(14.7)	(14.0)
Net cash provided by financing activities	23.7	142.3
Effect of exchange rates on cash and cash equivalents	1.8	1.5
Net increase in cash and cash equivalents	—	7.3
Cash and cash equivalents at beginning of period	13.1	16.9
Cash and cash equivalents at end of period	$13.1	$24.2

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of Vertis (Note 2):
Fair value of assets acquired—net of cash		$329.3
Liabilities assumed		(66.0)
Deposit paid in 2012 related to Vertis acquisition		(25.9)
Acquisition of Vertis—net of cash acquired		$237.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations. The results of operations and accounts of businesses acquired are included in the condensed consolidated financial statements from the dates of acquisition (see Note 2, "Acquisitions and Strategic Investments"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2013, and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC on February 27, 2014.

The Company is subject to seasonality in its quarterly results as net sales and operating income, when excluding restructuring, impairment and transaction-related charges, are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday related advertising and promotions. The Company expects this seasonality impact to continue in future years.

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2014 and 2013. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Acquisitions and Strategic Investments

2014 Acquisitions and Strategic Investments

On February 5, 2014, the Company completed the acquisition of UniGraphic, Inc. ("UniGraphic"), a commercial and specialty printing company based in the Boston metro area. UniGraphic offers commercial and specialty printing, in-store marketing, digital and fulfillment solutions for a wide variety of industries including arts and entertainment, education, financial, food, healthcare, mass media, pharmaceutical and retail. The net purchase price of $12.4 million for UniGraphic includes $8.9 million of net cash paid on February 5, 2014, and an estimated $3.5 million of future cash payments related to the acquisition. Identifiable customer relationship intangible assets of $8.3 million have been recorded through the preliminary purchase price allocation, and will be amortized over six years. The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The final purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. UniGraphic's operations are included in the United States Print and Related Services segment.

During March 2014, the Company purchased additional shares in Anselmo L. Morvillo S.A. ("Morvillo") in Argentina for $6.5 million, increasing the Company's ownership percentage in Morvillo to 97%. The Company has historically held an 85% ownership interest of Morvillo. The Company consolidated the results of Morvillo into the Company's condensed consolidated financial statements and presented the 15% portion of Morvillo's results not owned by the Company as noncontrolling interest. As a result of the additional investment, the noncontrolling interest in Morvillo has been reduced to an insignificant amount as of March 31, 2014, and, as a result, no noncontrolling interest will be reflected from April 1, 2014 forward.

On April 7, 2014, the Company and Brown Printing Company ("Brown Printing") announced a definitive agreement whereby Quad/Graphics will acquire Brown Printing for $100 million. Completion of the acquisition is subject to customary conditions and regulatory approvals. See Note 21, "Subsequent Events," for further details.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

2013 Acquisitions and Strategic Investments

On December 18, 2013, the Company completed the acquisition of Wisconsin-based Proteus Packaging (“Proteus”) as well as its sister company Transpak Corporation (“Transpak”), for $49.1 million. As of March 31, 2014, $6.0 million of the purchase price representing the Company's current estimate for a deferred payment remains to be made. The $6.0 million deferred payment will be paid upon the finalization of the valuation of the net assets and is recorded in accrued liabilities on the condensed consolidated balance sheet.

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

Preliminary Purchase Price Allocation
Accounts receivable	$4.4
Other current assets	5.9
Property, plant and equipment	13.3
Identifiable intangible assets	24.0
Accounts payable and accrued liabilities	(3.7)
Other long-term liabilities	(2.8)
Goodwill	8.0
Preliminary purchase price	$49.1

The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The final purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The valuation of the net assets acquired of $49.1 million was classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized over their estimated useful lives of six years. The results of operations of the acquired businesses have been included since the acquisition date in the accompanying condensed consolidated financial statements. Proteus' and Transpak's operations are included in the United States Print and Related Services segment.

On November 7, 2013, the Company completed the $13.5 million acquisition of Novia CareClinics, LLC ("Novia"), an Indianapolis, Indiana healthcare solutions company. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Of the $13.5 million purchase price, $13.0 million has been recorded for identifiable customer relationship intangible assets through the preliminary purchase price allocation. Identifiable customer relationship intangible assets are amortized over their estimated useful lives of six years. The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The final purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The valuation of the net assets acquired of $13.5 million was classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Measurements," for the definition of Level 3 inputs). Novia's operations are included in the United States Print and Related Services segment.

On January 16, 2013, the Company completed the acquisition of substantially all of the assets of Vertis Holdings, Inc. ("Vertis") for $265.4 million, pursuant to the terms of the Asset Agreement. Vertis was a leading provider of retail inserts, direct marketing and in-store marketing solutions. The acquisition of Vertis enhanced the Company's position as a leader in the production of retail inserts, direct marketing and in-store marketing solutions that the Company can provide to its clients and enhanced its integrated offerings. The purchase of Vertis was accounted for using the acquisition method of accounting under GAAP. As an asset acquisition, the Company did not acquire certain assets and assume certain liabilities of Vertis and its subsidiaries in the transaction, including, among other liabilities, their underfunded pension and postretirement obligations. The Company used cash on hand and borrowings under its revolving credit facility to finance the acquisition.

The following unaudited pro forma condensed combined financial information presents the Company's results as if the Company had acquired Vertis on January 1, 2012. The unaudited pro forma information has been prepared with the following considerations:

(1)	The unaudited pro forma condensed combined financial information has been prepared using the acquisition method of accounting under existing GAAP. The Company is the acquirer for accounting purposes.

(2)
The unaudited pro forma condensed combined financial information does not reflect any operating cost synergy savings that the combined company may achieve as a result of the acquisition, the costs necessary to achieve these operating synergy savings or additional charges necessary as a result of the integration.

	Three Months Ended March 31,
	2014	2013
	(actual)	(pro forma)
Pro forma net sales	$1,102.8	$1,167.6
Pro forma net loss attributable to common shareholders	(8.8)	(17.8)
Pro forma diluted loss per share attributable to common shareholders	(0.19)	(0.39)

During the period under Quad/Graphics ownership, Vertis' financial results were included in the condensed consolidated statements of operations. Vertis operations are included in the United States Print and Related Services segment. Disclosure of the financial results of Vertis since the acquisition date is not practicable as it is not being operated as a standalone business, and has been combined with the Company's existing operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
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

The allocation of the purchase price and unaudited pro forma condensed combined financial information is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $265.4 million was classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized over their estimated useful lives of six years.

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2014 and 2013, as follows:

	Three Months Ended March 31,
	2014	2013
Employee termination charges	$6.0	$3.4
Impairment charges	1.1	3.7
Transaction-related charges	0.6	3.0
Integration costs	2.7	5.4
Other restructuring charges	1.5	10.4
Total	$11.9	$25.9

The costs related to these activities have been recorded on the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 19, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. Since 2010, the Company has announced a total of 21 plant closures and has reduced headcount by approximately 7,500 employees.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

During the three months ended March 31, 2014, the Company announced the closures of the Marengo, Iowa and Pomona, California plants. As a result of these and other restructuring programs, the Company recorded the following charges for the three months ended March 31, 2014 and 2013:

•
Employee termination charges of $6.0 million and $3.4 million during the three months ended March 31, 2014 and 2013, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $2.7 million and $5.4 million during the three months ended March 31, 2014 and 2013, respectively. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

•
Other restructuring charges of $1.5 million were recorded by the Company during the three months ended March 31, 2014, which consisted of: (1) $0.9 million of vacant facility carrying costs, (2) $0.1 million of equipment and infrastructure removal costs from closed plants and (3) $0.5 million of lease exit charges. Other restructuring charges of $10.4 million were recorded by the Company during the three months ended March 31, 2013, which consisted of: (1) $4.2 million of vacant facility carrying costs, (2) $2.2 million of equipment and infrastructure removal costs from closed plants and (3) $4.0 million of lease exit charges.

The restructuring charges recorded are based on plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized $1.1 million of impairment charges during the three months ended March 31, 2014 related to machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives.

The Company recognized $3.7 million of impairment charges during the three months ended March 31, 2013, related to machinery and equipment no longer being utilized in production as a result of facility consolidations, including Dubuque, Iowa and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives.

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. These assets were adjusted to their estimated fair values at the time of impairment.

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $0.6 million during the three months ended March 31, 2014, which primarily included fees for the pending acquisition of Brown Printing and the completed UniGraphic acquisition. See Note 21, "Subsequent Events," for further discussion of the pending Brown Printing acquisition. The Company recognized transaction-related charges of $3.0 million during the three months ended March 31, 2013, which primarily included fees for the acquisition of Vertis. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the three months ended March 31, 2014, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2013	$4.8	$—	$0.2	$3.7	$19.3	$28.0
Expense	6.0	1.1	0.6	2.7	1.5	11.9
Cash payments	(5.2)	—	(0.3)	(3.0)	(4.3)	(12.8)
Non-cash adjustments	(0.3)	(1.1)	—	(1.5)	0.8	(2.1)
Balance at March 31, 2014	$5.3	$—	$0.5	$1.9	$17.3	$25.0

The Company's restructuring, impairment and transaction-related reserves at March 31, 2014 included a short-term and a long-term component. The short-term portion included $13.2 million in accrued liabilities and $1.4 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $10.4 million is included in other long-term liabilities (see Note 13, "Other Long-Term Liabilities") in the condensed consolidated balance sheets, of which $8.0 million is classified in restructuring reserve and $2.4 million is classified in multiemployer pension plans ("MEPPs") withdrawal liability (see Note 14, "Employee Retirement Plans," for further details on the Company's MEPPs).

Note 4. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. No indications of impairment were identified during the three months ended March 31, 2014. Goodwill at March 31, 2014 and December 31, 2013, did not include any accumulated impairment losses. No goodwill impairment was recorded during the three months ended March 31, 2014 or 2013.

Activity impacting the Company's goodwill for the three months ended March 31, 2014, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2013	$746.2	$26.9	$773.1
Translation adjustment	—	(0.2)	(0.2)
Balance at March 31, 2014	$746.2	$26.7	$772.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

The components of other intangible assets at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014				December 31, 2013
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$6.6	$(5.2)	$1.4	5	$6.5	$(5.2)	$1.3
Customer relationships	6	452.9	(244.7)	208.2	6	444.9	(226.4)	218.5
Capitalized software	5	4.3	(3.8)	0.5	5	4.3	(3.6)	0.7
Acquired technology	5	7.3	(6.1)	1.2	5	7.3	(6.0)	1.3

Total finite-lived intangible assets		$471.1	$(259.8)	$211.3		$463.0	$(241.2)	$221.8

Amortization expense for other intangible assets was $18.9 million and $17.3 million for the three months ended March 31, 2014 and 2013, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2014:

Amortization Expense
Remainder of 2014	$57.9
2015	76.4
2016	44.8
2017	12.4
2018	11.9
2019 and thereafter	7.9
Total	$211.3

Note 5. Inventories

The components of the Company's inventories at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
Raw materials and manufacturing supplies	$173.2	$174.9
Work in process	55.2	46.6
Finished goods	41.8	51.0
Total	$270.2	$272.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 6. Property, Plant and Equipment

The components of the Company's property, plant and equipment at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
Land	$145.6	$145.8
Buildings	939.9	937.8
Machinery and equipment	3,524.7	3,509.9
Other	218.4	213.1
Construction in progress	57.3	32.6
	4,885.9	4,839.2
Less: accumulated depreciation	(2,971.4)	(2,913.7)
Total	$1,914.5	$1,925.5

Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

The Company recorded impairment charges of $1.1 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively, to reduce the carrying amounts of certain machinery and equipment no longer being utilized in production to fair value (see Note 3, "Restructuring, Impairment and Transaction-Related Charges" for further discussion on impairment charges).

The Company recognized depreciation expense of $64.9 million and $71.5 million for the three months ended March 31, 2014 and 2013, respectively.

Assets Held for Sale

Certain closed facilities are considered held for sale. The net book value of the assets held for sale was $5.5 million and $5.6 million as of March 31, 2014 and December 31, 2013, respectively. These assets were valued at their fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 7. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural Industria Gráfica Ltda., formerly Plural Editora e Gráfica Ltda. ("Plural"), a commercial printer based in São Paulo, Brazil, and a 50% ownership interest in Quad/Graphics Chile S.A. ("Chile"), a commercial printer based in Santiago, Chile. The Company's ownership interest in Plural and Chile is accounted for using the equity method of accounting for all periods presented. The Company's equity earnings of Plural's and Chile's operations are recorded in the line item entitled equity in earnings (loss) of unconsolidated entities in the Company's condensed consolidated statements of operations, and is included within the International segment.

The combined condensed statements of operations for Plural and Chile for the three months ended March 31, 2014 and 2013, are presented below:

	Three Months Ended March 31,
	2014	2013
Net sales	$51.6	$56.8
Operating income	0.1	1.8
Net earnings (loss)	(0.8)	0.7

Note 8. Commitments and Contingencies

Litigation

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material impact on the condensed consolidated financial statements of the Company.

Environmental Reserves

The Company is subject to various laws, regulations and government policies relating to health and safety, to the generation, storage, transportation, and disposal of hazardous substances, and to environmental protection in general. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such reserves are adjusted as new information develops or circumstances change. The environmental reserves are not discounted. The Company believes it is in compliance with such laws, regulations and government policies in all material respects. Furthermore, the Company does not anticipate that maintaining compliance with such environmental statutes will have a material impact upon the Company's competitive or condensed consolidated financial position.

Note 9. World Color Press Insolvency Proceedings

The Company continues to manage the bankruptcy claim settlement process for the Quebecor World Inc. ("QWI") bankruptcy proceedings in the United States and Canada (QWI changed its name to "World Color Press Inc." upon emerging from bankruptcy on July 21, 2009). To the extent claims are allowed, the holders of such claims are entitled to receive recovery, with the nature of such recovery dependent upon the type and classification of such claims. In this regard, with respect to certain types of claims, the holders thereof are entitled to receive cash and/or unsecured notes, while the holders of certain other types of claims are entitled to receive a combination of Quad/Graphics common stock and cash, in accordance with the terms of the World Color Press Inc. ("World Color Press") 2010 acquisition agreement.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $2.1 million and $2.5 million of such recorded claims have yet to be paid as of March 31, 2014, and December 31, 2013, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

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

In the three months ended March 31, 2014, $0.1 million was paid to Class 3 Claim creditors. At March 31, 2014, $55.9 million of the maximum potential payout to the Class 3 Claim creditors remains and is classified as restricted cash in the condensed consolidated balance sheets. Based on the Company's analysis of the outstanding claims, the Company has a liability of $17.9 million at March 31, 2014, classified as unsecured notes to be issued in the condensed consolidated balance sheets. Activity impacting the Company's restricted cash and unsecured notes to be issued for the three months ended March 31, 2014, was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2013	$56.0	$18.0
Class 3 Claim payments during 2014	(0.1)	(0.1)
Balance at March 31, 2014	$55.9	$17.9

The components of the Company's restricted cash at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
Short-term restricted cash	$7.3	$4.5
Long-term restricted cash	48.6	51.5
Total restricted cash	$55.9	$56.0

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, amounts owing in satisfaction of bankruptcy claims on the condensed consolidated balance sheets could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's estimate of total Class 3 Claim liability is $51.2 million ($33.3 million paid plus the $17.9 million remaining estimated liability as of March 31, 2014). In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 10. Debt

Long-term debt consisted of the following as of March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013
Master note and security agreement	$487.7	$490.2
Term loan A—$450.0 million	405.0	416.3
Term loan B—$200.0 million	194.4	194.8
Revolving credit facility—$850.0 million	261.0	209.8
International term loan—$78.4 million	56.1	58.2
International revolving credit facility—$16.5 million	7.8	2.3
Equipment term loans	15.7	16.4
Other	4.4	5.3
Total debt	$1,432.1	$1,393.3
Less: short-term debt and current portion of long-term debt	(132.9)	(127.6)
Long-term debt	$1,299.2	$1,265.7

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.4 billion at March 31, 2014. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

As of March 31, 2014, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2014 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2014, the Company's leverage ratio was 2.48 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended March 31, 2014, the Company's interest coverage ratio was 7.36 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended March 31, 2014, the Company's fixed charge coverage ratio was 4.35 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year. As of March 31, 2014, consolidated net worth must be at least $793.9 million (as of March 31, 2014, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.2 billion).

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

On April 28, 2014, the Company completed its $1.9 billion debt financing arrangements, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion senior secured credit facility and a high-yield bond offering of $300 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022. See Note 21, "Subsequent Events," for further details on these debt arrangements.

Note 11. Income Taxes

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

The Company’s unrecognized tax benefits did not materially change for the three months ended March 31, 2014. The Company anticipates a decrease to its liability for unrecognized tax benefits of $13.3 million within the next 12 months due to resolution of audits or statute expirations.

Note 12. Financial Instruments and Fair Value Measurements

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

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of March 31, 2014.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of March 31, 2014 and December 31, 2013. See Note 10, "Debt," for further discussion on the fair value of the Company's debt.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2, "Acquisitions and Strategic Investments," for further discussion on acquisitions and Note 3, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets.

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of March 31, 2014.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. During the three months ended March 31, 2014 and 2013, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.

Note 13. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Single employer pension and postretirement obligations	$99.1	$109.2
Multiemployer pension plans—withdrawal liability	49.5	53.1
Tax-related liabilities	26.3	24.6
Employee-related liabilities	54.4	54.5
Restructuring reserve	8.0	8.5
Other	50.5	54.0
Total	$287.8	$303.9

Note 14. Employee Retirement Plans

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

The components of the net pension income and net postretirement benefits income for the three months ended March 31, 2014 and 2013, are as follows:

	Three Months Ended March 31,
	2014	2013
Pension income
Interest cost	$(7.3)	$(7.0)
Expected return on plan assets	8.6	7.5
Net periodic pension benefit income	1.3	0.5
Amortization of actuarial loss	—	(0.1)
Net pension income	$1.3	$0.4

Postretirement benefits income
Amortization of prior service credit	$1.4	$1.4
Amortization of actuarial gain	0.1	—
Net postretirement benefits income	$1.5	$1.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

During the three months ended March 31, 2014, the Company made the following contributions and benefit payments to its defined benefit pension and postretirement plans:

Three Months Ended
March 31, 2014
Contributions on qualified pension plans	$8.3
Benefit payments on non-qualified pension plans	3.1
Benefit payments on postretirement plans	0.2
Total benefit plan payments	$11.6

Multiemployer Pension Plans

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

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The Company is in the process of determining the final withdrawal payment, and is currently in arbitration with the MEPPs' trustees and arbitrators have been selected. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. The Company made payments totaling $3.6 million for the three months ended March 31, 2014 and 2013, respectively, as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators.

As of March 31, 2014, the Company has reserved $69.4 million as its estimate of the total MEPPs withdrawal liability, of which $49.5 million is recorded in other long-term liabilities, $14.4 million is recorded in accrued liabilities and $5.5 million is recorded as a World Color Press bankruptcy liability in unsecured notes to be issued in the condensed consolidated balance sheets. This estimate may increase or decrease depending on the final agreement with the MEPPs' trustees.

Note 15. Loss Per Share Attributable to Quad/Graphics Common Shareholders

Basic loss per share attributable to Quad/Graphics common shareholders is computed as net loss attributable to Quad/Graphics common shareholders less the allocation of participating securities, divided by the basic weighted average common shares outstanding of 47.4 million and 46.8 million shares for the three months ended March 31, 2014 and 2013, respectively. The calculation of a diluted earnings per share amount includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net losses, and accordingly, the Company excludes them from the calculation. Due to the net loss attributable to Quad/Graphics common shareholders incurred during the three months ended March 31, 2014 and March 31, 2013, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation for that period. Unvested

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in the computation of loss per share pursuant to the two-class method. The Company's participating securities are composed of unvested stock options granted on November 18, 2011. There was no impact to basic and diluted earnings per share attributable to Quad/Graphics common shareholders due to the Company's participating securities during the three months ended March 31, 2014. The Company's participating securities reduced basic and diluted loss per share attributable to Quad/Graphics common shareholders by $0.01 for the three months ended March 31, 2013.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three months ended March 31, 2014 and 2013, are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss attributable to Quad/Graphics common shareholders	$(8.8)	$(14.0)
Adjustments to net loss attributable to Quad/Graphics common shareholders
Allocation to participating securities	(0.1)	(0.3)
Net loss attributable to Quad/Graphics common shareholders – adjusted	$(8.9)	$(14.3)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.4	46.8
Plus: effect of dilutive equity incentive instruments	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	47.4	46.8

Loss per share attributable to Quad/Graphics common shareholders:
Basic and Diluted	$(0.19)	$(0.31)

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30

Note 16. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. The Omnibus plan provides for an aggregate 7,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's board of directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of March 31, 2014, there are 1,708,128 shares available for issuance under the Omnibus Plan.

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and non-employee directors, including stock options, performance shares, performance share units, restricted stock, restricted stock units and deferred stock units. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite three to four year service period of the awards, except deferred stock units ("DSU"), which are fully vested and expensed on the grant date. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $4.2 million and $5.2 million for the three months ended March 31, 2014 and 2013, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of March 31, 2014, is approximately $30.9 million. Estimated future compensation expense is $14.3 million for 2014, $10.5 million for 2015, $5.2 million for 2016 and $0.9 million for 2017.

Stock Options

Options vest over four years, with no vesting in the first year and one-third vesting upon the second, third and fourth anniversary dates. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, death, disability or normal retirement of the grantee. Options expire no later than the tenth anniversary of the grant date, 24 months after termination for death, 36 months after termination for normal retirement or disability and 90 days after termination of employment for any other reason. Options are not credited with dividend declarations, except for the November 18, 2011 grants. Stock options are only to be granted to employees.

There were no stock options granted under the Omnibus Plan during the three months ended March 31, 2014 and 2013. Compensation expense recognized related to stock options was $2.0 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. Total future compensation expense for all stock options granted as of March 31, 2014, is approximately $5.6 million. Estimated future compensation expense is $5.4 million for 2014 and $0.2 million for 2015.

The following table is a summary of the stock option activity for the three months ended March 31, 2014:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2013	3,759,265	$20.82	5.8	$30.0
Granted	—	—
Exercised	(59,104)	14.27
Cancelled/forfeited/expired	(44,506)	24.71
Outstanding at March 31, 2014	3,655,655	$20.88	5.5	$17.9

Exercisable at March 31, 2014	2,829,598	$20.96	5.3	$13.1

The intrinsic value of options exercisable and options outstanding at March 31, 2014 and December 31, 2013, is based on the fair value of the stock price. At March 31, 2014, all outstanding options are either vested or expected to vest.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option exercises and vesting activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Total intrinsic value of stock options exercised	$0.5	$0.2
Cash received from stock option exercises	0.8	0.5
Total grant date fair value of stock options vested	1.9	1.8

Performance Share and Performance Share Units

Performance share ("PS") and performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's class A common stock which are awarded to employees of the Company. These shares are payable upon the determination that the Company achieved certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. Shares awarded in 2013 have a performance period of three years ending December 31, 2015. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death, disability or normal retirement of the grantee. Grantees receiving PS or PSU grants receive full credit for dividends during the vesting period. All such dividends will be paid to the grantee within 45 days of full vesting. Upon vesting, PSUs will be settled either through cash payment equal to the fair market value of the PSUs on the vesting date or through issuance of Company class A common stock. There are no voting rights with these instruments until vesting occurs and a share of stock is issued.

The following table is a summary of PS and PSU award activity for the three months ended March 31, 2014:

	Performance Shares			Performance Share Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2013	351,848	$20.39	2.0	16,208	$20.50	2.0
Granted	—	—		—	—
Vested	—	—		—	—
Forfeited	(3,312)	20.39		—	—
Nonvested at March 31, 2014	348,536	$20.39	1.8	16,208	$20.50	1.8

During the three months ended March 31, 2014, there were no PS or PSU awards granted. During the three months ended March 31, 2013, PS awards of 389,930 shares and PSU awards of 16,208 units were granted at a weighted-average grant date fair value of $20.39 and $20.50, respectively. On the grant dates, the target number of shares ("target shares") was granted. During the performance period, the target shares will be earned or forfeited, and additional shares, up to the maximum number of shares, may be granted at the end of the performance period. The potential payouts for nonvested awards at March 31, 2014 range from zero to 729,488 PS or PSU awards should certain performance targets be achieved. In general, PS and PSU awards will vest at the end of the performance period, provided the holder of the share is continuously employed by the Company until the vesting date.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Compensation expense for awards granted are recognized based on the targeted payout of 100%, net of estimated forfeitures. Compensation expense recognized related to PS and PSUs was $0.6 million for the three months ended March 31, 2014 and 2013. Total future compensation expense for all PS and PSUs granted as of March 31, 2014, is approximately $4.3 million. Estimated future compensation expense is $1.9 million for 2014 and $2.4 million for 2015.

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

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2014:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2013	735,357	$20.88	1.4	49,673	$20.49	1.6
Granted	701,811	23.45		17,767	23.45
Vested	(98,696)	40.48		(3,217)	38.86
Forfeited	(6,464)	17.44		—	—
Nonvested at March 31, 2014	1,332,008	$20.80	2.2	64,223	$20.39	1.9

During the three months ended March 31, 2014, RS awards of 701,811 shares and RSU awards of 17,767 units were granted at a weighted-average grant date fair value of $23.45. During the three months ended March 31, 2013, RS awards of 408,146 shares and RSU awards of 32,671 units were granted at a weighted-average grant date fair value of $20.39 and $20.72, respectively. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs was $1.0 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. Total future compensation expense for all RS and RSUs granted as of March 31, 2014, is approximately $21.0 million. Estimated future compensation expense is $7.0 million for 2014, $7.9 million for 2015, $5.2 million for 2016 and $0.9 million for 2017.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Deferred Stock Units

DSUs are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the three months ended March 31, 2014:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	79,096	$18.95
Granted	26,316	23.45
Dividend equivalents granted	1,024
Settled	—	—
Forfeited	—	—
Outstanding at March 31, 2014	106,436	$20.06

The Company granted 26,316 and 33,115 DSUs during the three months ended March 31, 2014 and 2013, respectively, at a grant date fair value of $23.45 and $20.39, respectively. The deferred stock units are fully vested on the grant date. Each DSU entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSUs may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSUs based on the closing price of the class A common stock. Dividend equivalents were granted during the three months ended March 31, 2014 and 2013, of 1,024 and 938 units, respectively. The compensation expense recorded for DSUs was $0.6 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 17. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A common stock ($0.025 par value)	80.0
March 31, 2014		34.6	5.4	40.0
December 31, 2013		33.8	6.2	40.0

Class B common stock ($0.025 par value)	80.0
March 31, 2014		14.2	0.8	15.0
December 31, 2013		14.2	0.8	15.0

Class C common stock ($0.025 par value)	20.0
March 31, 2014		—	0.5	0.5
December 31, 2013		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2014 and December 31, 2013. The Company has no present plans to issue any preferred stock.

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's then outstanding shares of class A, class B and class C common stock for the three months ended March 31, 2014 and 2013:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2014
Q1 2014 dividend	February 26, 2014	March 12, 2014	March 21, 2014	$0.30
2013
Q1 2013 dividend	March 4, 2013	March 18, 2013	March 29, 2013	$0.30

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Common Stock and Other Equity and Noncontrolling Interests

Activity impacting the Company's common stock and other equity and noncontrolling interests for the three months ended March 31, 2014 was as follows:

	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2013	$1,288.9	$(1.3)
Net loss attributable to Quad/Graphics common shareholders	(8.8)	—
Net loss attributable to noncontrolling interests	—	(0.3)
Translation adjustments	(0.8)	—
Cash dividends declared	(15.1)	—
Stock-based compensation charges	4.2	—
Sale of stock for options exercised	0.8	—
Shares withheld from employees for the tax obligation on equity grants	(1.0)	—
Purchase of additional ownership in Morvillo (1)	(1.6)	1.6
Pension and other postretirement benefit plan adjustments, net of tax	(0.9)	—
Balance at March 31, 2014	$1,265.7	$—
______________________________

(1)
With the purchase of additional ownership in Morvillo, the Company adjusted the noncontrolling interest on the condensed consolidated balance sheet, which was in a deficit position due to losses incurred at Morvillo. See Note 2, "Acquisitions and Strategic Investments," for further discussion.

Note 18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2014, were as follows:

	Translation Adjustments	Pension and Other Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2013	$(43.3)	$37.7	$(5.6)
Other comprehensive loss before reclassifications	(0.8)	—	(0.8)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	(0.9)	(0.9)
Net other comprehensive loss	(0.8)	(0.9)	(1.7)
Balance at March 31, 2014	$(44.1)	$36.8	$(7.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

The details about the reclassifications from accumulated other comprehensive loss to net loss for the three months ended March 31, 2014 and 2013, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Condensed Consolidated Statements of Operations Presentation
	2014	2013
Revaluation gain on sale of businesses	$—	$(2.4)	Selling, general and administrative expenses

Amortization of pension and other postretirement benefit plan adjustments	$(1.5)	$(1.4)	Selling, general and administrative expenses
Income tax benefit	0.6	0.6	Income tax benefit
Amortization of pension and other postretirement benefit plan adjustments, net of tax	$(0.9)	$(0.8)

Total reclassifications for the period, net of tax	$(0.9)	$(3.2)

Note 19. Segment Information

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance. In addition, in 2014 certain costs and earnings of employee retirement plans, such as pension and other postretirement benefits plans, are included in Corporate and not allocated to the operating segments.

The following is a summary of segment information for the three months ended March 31, 2014 and 2013:

	Net Sales		Operating Income/(Loss)	Restructuring, Impairment and Transaction-Related Charges
	Products	Services
Three months ended March 31, 2014
United States Print and Related Services	$842.6	$143.6	$22.3	$9.5
International	111.1	5.5	0.1	0.5
Total operating segments	953.7	149.1	22.4	10.0
Corporate	—	—	(11.4)	1.9
Total	$953.7	$149.1	$11.0	$11.9

Three months ended March 31, 2013
United States Print and Related Services	$864.2	$145.0	$22.1	$15.7
International	118.3	2.0	0.5	1.1
Total operating segments	982.5	147.0	22.6	16.8
Corporate	—	—	(23.5)	9.1
Total	$982.5	$147.0	$(0.9)	$25.9

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2014 and 2013 are further described in Note 3, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income/(loss) results by segment above.

A reconciliation of operating income (loss) to loss before income taxes and equity in earnings (loss) of unconsolidated entities as reported in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Operating income (loss)	$11.0	$(0.9)
Less: interest expense	20.9	21.9
Loss before income taxes and equity in earnings (loss) of unconsolidated entities	$(9.9)	$(22.8)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 20. New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of discontinued operations, which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company plans to adopt this new guidance effective January 1, 2015. The adoption of this guidance may impact whether future disposals qualify as discontinued operations and therefore could impact the Company’s financial statement presentation and disclosures.

Note 21. Subsequent Events

Pending Brown Printing Acquisition

On April 7, 2014, the Company and Brown Printing announced a definitive agreement whereby Quad/Graphics will acquire Brown Printing for $100 million. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States.

The acquisition has been approved by both Quad/Graphics Board of Directors and the shareholders of Brown Printing's parent company Gruner + Jahr AG & Co KG and is expected to close later this year. Completion of the acquisition is subject to customary conditions and regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

$1.9 Billion Debt Financing Arrangements

On April 28, 2014, the Company completed its previously announced $1.9 billion debt financing arrangements, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion senior secured credit facility (the “Senior Secured Credit Facility”) and a high-yield bond offering of $300 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022 (the “Senior Unsecured Notes”). The Senior Secured Credit Facility and the Senior Unsecured Notes were entered into to extend and stagger the Company’s debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals. The proceeds from the Senior Secured Credit Facility and Senior Unsecured Notes have or will be used to: (1) repay the Company’s existing revolving credit facility, Term Loan A, Term Loan B and the international term loan, (2) fund the acquisition of Brown Printing and (3) for general corporate purposes.

The Company received $294.8 million in net proceeds from the sale of the Senior Unsecured Notes, after deducting the initial purchasers’ discounts and commissions. The Senior Unsecured Notes are unconditionally guaranteed, on a joint and several basis, by all of the current domestic subsidiaries of the Company.

The indenture underlying the Senior Unsecured Notes contains various covenants, including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its restricted subsidiaries’ ability to: incur and/or guarantee additional debt; pay dividends, repurchase stock or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate or transfer or dispose of substantially all of the Company’s consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.

The Senior Secured Credit Facility consists of three different loan facilities. The first facility is a revolving credit facility in the amount of $850.0 million with a term of five years maturing on April 27, 2019. The second facility is a Term Loan A in the aggregate amount of $450.0 million with a term of five years maturing on April 27, 2019, subject to certain required amortization. The third facility is a Term Loan B in the amount of $300.0 million with a term of seven years maturing on April 27, 2021, subject to certain required amortization.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions, except share and per share data and unless otherwise indicated)

Borrowings under the revolving credit facility and Term Loan A loans made under the Senior Secured Credit Facility will initially bear interest at 2.00% in excess of reserve adjusted London Interbank Offered Rate ("LIBOR"), or 1.00% in excess of an alternate base rate, and Term Loan B loans will bear interest at 3.25% in excess of reserve adjusted LIBOR, with a LIBOR floor of 1.00%, or 2.25% in excess of an alternative base rate at the Company's option.

The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

This Senior Secured Credit Facility subjects the Company to certain quarterly financial covenants and also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (as defined in the Senior Secured Credit Facility), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. If the Company's senior secured leverage ratio is greater than 3.00 to 1.00 or the Company's total leverage ratio is greater than 3.50 to 1.00 (these ratios as defined in the Senior Secured Credit Facility), the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the senior secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00, there are no such restrictions.

The quarterly financial covenants are as follows (all financial terms, numbers and ratios are as defined in the Senior Secured Credit Facility):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt (less certain unrestricted domestic cash) to consolidated EBITDA, shall not exceed 3.75 to 1.00. In the previous $1.5 billion debt financing agreement, the total leverage ratio was 3.50 to 1.00.

•
On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00. This covenant was not in the previous $1.5 billion debt financing agreement.

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00. This covenant is unchanged from the $1.5 billion debt financing agreement.

•
Consolidated net worth of at least $793.8 million plus 40% of positive consolidated net income cumulatively for each year. This covenant is basically the same as it was in the previous $1.5 billion debt financing agreement.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, including the notes thereto, included in Part I, "Financial Information," Item 1,"Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2013, and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2014.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for the three months ended March 31, 2014, to the three months ended March 31, 2013. The comparability of the Company's results of operations between periods was impacted by acquisitions, including the 2013 acquisitions of Vertis, Novia, Proteus and Transpak and the 2014 acquisition of UniGraphic. The results of operations of all acquisitions are included in the Company's condensed consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

Cautionary Statement Regarding Forward-Looking Statements

To the extent any statements in this Quarterly Report on Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, the objectives, goals, strategies, beliefs, intentions, plans, estimates, prospects, projections and outlook of the Company, and can generally be identified by the use of words such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms, variations on them and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Part I, Item 1A, "Risk Factors," of the Company's 2013 Annual Report on Form 10-K, filed with the SEC on February 27, 2014, as may be amended or supplemented in

Part II, "Other Information," Item 1A, "Risk Factors," of the Company's subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

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

•
The impact on holders of Quad/Graphics' class A common stock of a limited active market for such shares and the inability to independently elect directors or control decisions due to the voting power of the class B common stock;

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and includes all of the product and related service offerings described above. The United States Print and Related Services segment accounted for approximately 89% of the Company's consolidated net sales during the three months ended March 31, 2014.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 11% of the Company's consolidated net sales during the three months ended March 31, 2014.

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance. In addition, in 2014 certain costs and earnings of employee retirement plans, such as pension and other postretirement benefits plans, are included in Corporate and not allocated to the operating segments.

Key Performance Metrics Overview

The Company's management believes the ability to generate net sales growth, profit increases and positive cash flow, while maintaining the appropriate level of debt, are key indicators of the successful execution of the Company's business strategy and will increase shareholder value. The Company uses period over period net sales growth, EBITDA, EBITDA margin, net cash provided by operating activities, Free Cash Flow and Debt Leverage Ratio as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin, Free Cash Flow and Debt Leverage Ratio are non-GAAP financial measures (see the definitions of EBITDA, EBITDA margin and the reconciliation of net loss attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section below, and see the definitions of Free Cash Flow and Debt Leverage Ratio, the reconciliation of net cash provided by operating activities to Free Cash Flow, and the calculation of Debt Leverage Ratio in the "Liquidity and Capital Resources" section below).

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

Free Cash Flow. The Company uses Free Cash Flow as a metric to assess liquidity and capital deployment. The Company's management assesses Free Cash Flow as a measure to quantify cash available for strategic capital allocation and deployment through investments in the business (capital expenditures and acquisitions), for strengthening the balance sheet (debt and pension liability reduction), and for returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items, such as payments related to completing the World Color Press bankruptcy process.

Debt Leverage Ratio. The Company uses the Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business and, accordingly, to quantify debt capacity available for strategic capital allocation and deployment through investments in the business (capital expenditures and acquisitions), for strengthening the balance sheet (debt and pension liability reduction), and for returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

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

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management currently is balancing the use of cash between compelling investment opportunities, deleveraging the Company's balance sheet (through reduction in debt and pension and postretirement obligations), and returns to shareholders (including a quarterly shareholder dividend of $0.30 per share). The Company increased consolidated debt and capital leases by $43 million at March 31, 2014, as compared to December 31, 2013, primarily due to $18 million of higher capital expenditures, $13 million of increased borrowings to fund acquisitions and strategic investments (such as UniGraphic) and seasonal working capital fluctuations. However, since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $345 million and has reduced the obligations for pension, postretirement and MEPPs by $377 million.

On April 28, 2014, the Company completed its $1.9 billion debt financing arrangements, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion senior secured credit facility and a high-yield bond offering of $300 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022. These debt arrangements extend and stagger the Company’s debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals. The proceeds from these debt arrangements have or will be used to: (1) repay the Company’s existing revolving credit facility, Term Loan A, Term Loan B and the international term loan, (2) fund the acquisition of Brown Printing and (3) for general corporate purposes. See Note 21, "Subsequent Events," to the condensed consolidated financial statements in Item 1,"Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for further details on these debt arrangements.

The Company has been working diligently to integrate acquired companies thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 through March 31, 2014 have resulted in the announcement of 21 plant closures and have reduced headcount by approximately 7,500 employees.

In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through Lean Manufacturing and Continuous Improvement initiatives, both for the production floor and administrative support, in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees.

Postal costs are a significant component of the cost structures of many of the Company's clients and potential clients, and postal rate changes can influence the number of pieces that these clients are willing to print and mail. In January 2014, the United States Postal Service implemented a temporary two-year exigent postage rate increase of 6.0% (includes the normal and expected annual Consumer Price Index increase of 1.7% and an additional 4.3% temporary exigent increase). Quad/Graphics has invested significantly in its mail preparation and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients’ products to maximize efficiency and partially reduce these costs, however the net impact of increasing postal costs may create a decrease in client demand for print and mail products.

In this increasingly multichannel marketplace, the Company believes that the printing industry will need to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers, as well as driving production efficiencies in response to continued downward print pricing pressures. The Company invested $46 million in capital projects during the three months ended March 31, 2014, and intends to invest a total of $150 million to $175 million in new capital projects in 2014.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities, or acquisitions. Some recent examples of the Company's acquisition activities are as follows:

•
On April 7, 2014, the Company and Brown Printing announced a definitive agreement whereby Quad/Graphics will acquire Brown Printing for $100 million. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States. Completion of the acquisition is subject to customary conditions and regulatory approvals and is expected to close later this year.

•
On February 5, 2014, the Company completed the acquisition of UniGraphic, a commercial and specialty printing company based in the Boston metro area, for a net purchase price of $12 million. UniGraphic offers commercial and specialty printing, in-store marketing, digital and fulfillment solutions for a wide variety of industries including arts and entertainment, education, financial, food, healthcare, mass media, pharmaceutical and retail. The acquisition expands Quad/Graphics capabilities in the commercial and specialty printing market and strengthens the Company's ability to service national retailers' large-format and in-store marketing needs, adding an East Coast presence to Quad/Graphics existing Midwest and West Coast locations.

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

•
On November 7, 2013, the Company completed the $14 million acquisition of Novia, an Indianapolis, Indiana healthcare solutions company. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Novia operates approximately 50 clinics focusing on delivering advanced health and wellness solutions to employees and dependents.

•
On January 16, 2013, the Company completed its acquisition of substantially all of the assets of Vertis, a provider of retail inserts, direct marketing and in-store marketing solutions. The $265 million purchase price included the payment of $95 million for current assets that were in excess of normalized working capital requirements, for a net purchase price of $170 million. The Company believes the acquisition of Vertis strengthened its client offering with an enhanced range of products and services and also increased manufacturing flexibility and distribution efficiencies from an extended geographic footprint in the United States.

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

Results of Operations for the Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013

Summary Results

The Company's operating income (loss), operating margin, net loss attributable to Quad/Graphics common shareholders (computed using a 40% normalized tax rate) and diluted loss per share attributable to Quad/Graphics common shareholders for the three months ended March 31, 2014, changed from the three months ended March 31, 2013, as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Net Loss Attributable to Quad/Graphics Common Shareholders	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the three months ended March 31, 2013	$(0.9)	(0.1)%	$(14.0)	$(0.31)
2014 restructuring, impairment and transaction-related charges(1)	(11.9)	(1.1)%	(7.1)	(0.15)
2013 restructuring, impairment and transaction-related charges(2)	25.9	2.3%	15.5	0.33
Decrease in interest expense(3)	N/A	N/A	0.6	0.01
Decrease in income tax benefit(4)	N/A	N/A	(2.1)	(0.04)
Decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax(5)	N/A	N/A	(0.4)	(0.01)
Decrease in operating income(6)	(2.1)	(0.1)%	(1.3)	(0.02)
For the three months ended March 31, 2014	$11.0	1.0%	$(8.8)	$(0.19)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $11.9 million incurred during the three months ended March 31, 2014, included:

a.	$6.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$1.1 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives;

c.
$0.6 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included fees for the pending Brown Printing acquisition and the completed UniGraphic acquisition;

d.
$2.7 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.	$1.5 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $25.9 million incurred during the three months ended March 31, 2013, included:

a.	$3.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$3.7 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations, including Dubuque, Iowa and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives;

c.	$3.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included fees for the acquisition of Vertis;

d.
$5.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.	$10.4 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense decreased $1.0 million ($0.6 million, net of tax) during the three months ended March 31, 2014, to $20.9 million. This change was due to lower debt levels in the first quarter of 2014 as compared to the first quarter of 2013, primarily related to funding the Vertis acquisition in January 2013, and a lower weighted average interest rate on borrowings.

(4)	The decrease in income tax benefit of $2.1 million as calculated in the following table is primarily due to recording an additional provision to the liability recorded for unrecognized tax benefits.

	Three Months Ended March 31,
	2014	2013	$ Change
Loss before income taxes and equity in earnings (loss) of unconsolidated entities	$(9.9)	$(22.8)	$12.9
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax benefit at 40% normalized tax rate	(3.9)	(9.1)	5.2

Income tax benefit from the condensed consolidated statements of operations	(1.2)	(8.5)	(7.3)

Decrease in income tax benefit	$(2.7)	$(0.6)	$(2.1)

(5)
The decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax, of $0.4 million during the three months ended March 31, 2014, was primarily due to a $0.6 million decrease in earnings from unconsolidated entities (predominantly related to $0.8 million in lower equity earnings at the Company's investment in its Brazilian joint venture Plural), partially offset by an increase of $0.2 million of excluded noncontrolling interest in the Company's condensed consolidated statements of operations related to the Company's ownership of certain operations in Argentina.

(6)
Operating income, excluding restructuring, impairment and transaction-related charges, decreased $2.1 million ($1.3 million, net of tax) primarily due to a decline in earnings from ongoing industry volume and pricing pressures, as well as $3.1 million in favorable gains in 2013, that did not repeat in 2014, primarily related to a gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural. These declines were partially offset by lower employee-related costs. The following discussion provides additional details.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2014		2013
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$953.7	86.5%	$982.5	87.0%	$(28.8)	(2.9)%
Services	149.1	13.5%	147.0	13.0%	2.1	1.4%
Total net sales	1,102.8	100.0%	1,129.5	100.0%	(26.7)	(2.4)%
Cost of sales:
Products	783.6	71.0%	801.4	70.9%	(17.8)	(2.2)%
Services	109.0	9.9%	108.4	9.6%	0.6	0.6%
Total cost of sales	892.6	80.9%	909.8	80.5%	(17.2)	(1.9)%
Selling, general & administrative expenses	103.5	9.4%	105.9	9.4%	(2.4)	(2.3)%
Restructuring, impairment and transaction-related charges	11.9	1.1%	25.9	2.3%	(14.0)	(54.1)%
Depreciation and amortization	83.8	7.6%	88.8	7.9%	(5.0)	(5.6)%
Total operating expenses	1,091.8	99.0%	1,130.4	100.1%	(38.6)	(3.4)%
Operating income (loss)	$11.0	1.0%	$(0.9)	(0.1)%	$11.9	nm

Net Sales

Product sales decreased $28.8 million, or 2.9%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to ongoing volume and pricing pressures from excess capacity in the printing industry, lower paper sales and negative foreign exchange impact. These decreases were partially offset by an increase in product sales resulting from the acquisitions of Vertis (which was not owned by the Company during the first 15 days of January 2013), Proteus, Transpak and UniGraphic.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $2.1 million, or 1.4%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to increased sales of QuadMed, LLC ("QuadMed") medical services with the fourth quarter 2013 acquisition of Novia and other clinics, partially offset by decreased logistics services sales.

Cost of Sales

Cost of product sales decreased $17.8 million, or 2.2%, for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to lower print and paper volumes, Vertis integration synergy savings and lower employee-related costs. These reductions were partially offset by increased cost of sales resulting from the fourth quarter 2013 acquisitions of Proteus and Transpak and the first quarter 2014 acquisition of UniGraphic.

Cost of product sales as a percentage of total net sales remained consistent, at 70.9% for the three months ended March 31, 2013, compared to 71.0% for the three months ended March 31, 2014.

Cost of service sales increased $0.6 million, or 0.6%, for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to additional cost of service sales resulting from sales generated by the QuadMed acquisition of Novia and other medical services, partially offset by lower employee-related costs.

Cost of service sales as a percentage of total net sales increased from 9.6% for the three months ended March 31, 2013, to 9.9% for the three months ended March 31, 2014, primarily due to increased freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.4 million, or 2.3%, for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to $4.2 million in reduced employee-related costs and $1.1 million in decreased sales promotion expense. These decreases were partially offset by $3.1 million of gains recorded in 2013 that did not repeat in 2014, of which $1.7 million was a gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural. Selling, general and administrative expenses as a percentage of net sales remained flat at 9.4%.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $14.0 million, or 54.1%, for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to an $8.9 million decrease in other restructuring costs, a $2.7 million decrease in acquisition-related integration costs, a $2.6 million decrease in impairment charges and a $2.4 million decrease in transaction-related charges, partially offset by a $2.6 million increase in employee termination charges.

Restructuring, impairment and transaction-related charges of $11.9 million incurred in the three months ended March 31, 2014, included: (1) $6.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.1 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives, (3) $0.6 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included fees for the pending acquisition of Brown Printing and the completed UniGraphic acquisition, (4) $2.7 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $1.5 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $25.9 million incurred in the three months ended March 31, 2013, included: (1) $3.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.7 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations, including Dubuque, Iowa and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives, (3) $3.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included fees for the acquisition of Vertis, (4) $5.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $10.4 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Depreciation and Amortization

Depreciation and amortization decreased $5.0 million, or 5.6%, for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to a $6.6 million decrease in depreciation expense. The decreased depreciation expense is a result of property, plant and equipment becoming fully depreciated over the past year. Partially offsetting the decrease in depreciation expense was a $1.6 million increase in amortization expense, primarily due to amortization of customer relationship intangible assets from the companies acquired during 2013 and during the first quarter of 2014.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, were as follows:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$94.7	8.6%	$88.2	7.8%

EBITDA increased $6.5 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to $14.0 million of decreased restructuring, impairment and transaction-related charges and $2.4 million of decreased selling, general and administrative expenses predominantly related to lower employee-related costs. These impacts were partially offset by the margin impact of a $26.7 million, or 2.4%, decrease in net sales due to ongoing volume and pricing pressures from excess capacity in the printing industry.

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

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Net loss attributable to Quad/Graphics common shareholders(1)	$(8.8)	$(14.0)
Interest expense	20.9	21.9
Income tax benefit	(1.2)	(8.5)
Depreciation and amortization	83.8	88.8
EBITDA	$94.7	$88.2
______________________________

(1)
Net loss attributable to Quad/Graphics common shareholders includes restructuring, impairment and transaction-related charges of $11.9 million and $25.9 million for the three months ended March 31, 2014, and 2013, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$842.6	$864.2	$(21.6)	(2.5)%
Services	143.6	145.0	(1.4)	(1.0)%
Operating income (including restructuring, impairment and transaction-related charges)	22.3	22.1	0.2	0.9%
Operating margin	2.3%	2.2%	N/A	N/A
Restructuring, impairment and transaction-related charges	$9.5	$15.7	$(6.2)	(39.5)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $21.6 million, or 2.5%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to ongoing volume and pricing pressures from excess capacity in the printing industry and lower paper sales. These decreases were partially offset by increased product sales resulting from the acquisitions of Vertis (which was not owned by the Company during the first 15 days of January 2013), Proteus, Transpak and UniGraphic.

Service sales for the United States Print and Related Services segment decreased $1.4 million, or 1.0%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to decreased logistics services sales in the United States, partially offset by increased sales of QuadMed medical services with the fourth quarter 2013 acquisition of Novia.

Operating Income

Operating income for the United States Print and Related Services segment increased $0.2 million, or 0.9%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to $14.4 million lower employee-related costs and $6.2 million in decreased restructuring, impairment and transaction-related charges. These increases were partially offset by the margin impact of lower products and services sales as detailed above.

Operating margin for the United States Print and Related Services segment increased 0.1% from 2.2% for the three months ended March 31, 2013, to 2.3% for the three months ended March 31, 2014.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2014, were $9.5 million, consisting of: (1) $4.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.1 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives, (3) $2.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $1.1 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2013, were $15.7 million, consisting of: (1) $2.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.0 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations, including Dubuque, Iowa and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives and (3) $9.8 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability and equity in earnings (loss) of unconsolidated entities within the International segment:

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$111.1	$118.3	$(7.2)	(6.1)%
Services	5.5	2.0	3.5	175.0%
Operating income (including restructuring, impairment and transaction-related charges)	0.1	0.5	(0.4)	(80.0)%
Operating margin	0.1%	0.4%	N/A	N/A
Restructuring, impairment and transaction-related charges	$0.5	$1.1	$(0.6)	(54.5)%
Equity in earnings (loss) of unconsolidated entities	(0.4)	0.2	(0.6)	nm

Net Sales

Product sales for the International segment decreased $7.2 million, or 6.1%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to lower sales in Latin America driven by a negative impact from foreign currency translation and lower volumes. Product sales decreased from 2013 by $4.3 million in Peru, $3.1 million in Argentina and $1.0 million in Mexico. The Latin America decrease was partially offset by $3.0 million of increased sales in Europe driven by higher volumes, higher paper sales and a positive impact from foreign currency translation.

Service sales for the International segment increased $3.5 million, or 175.0%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to an increase in logistics sales in Europe.

Operating Income

Operating income for the International segment decreased $0.4 million, or 80.0%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to the margin impact of a $3.7 million decrease in net sales and a $1.7 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural that did not recur in 2014, partially offset by $0.6 million of lower restructuring, impairment and integration expenses and $0.6 million of lower depreciation and amortization.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2014, were $0.5 million, consisting of: (1) $0.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs and (2) $0.2 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2013, were $1.1 million, consisting of: (1) $0.7 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations, including Pila, Poland, as well as other capacity reduction restructuring initiatives and (2) $0.4 million of other restructuring charges.

Equity in Earnings (Loss) of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also holds a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in earnings (loss) of unconsolidated entities in the International segment decreased $0.6 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to a $0.8 million decrease in equity earnings at Plural, which has experienced a decrease in print volumes and pricing.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$11.4	$23.5	$(12.1)	(51.5)%
Restructuring, impairment and transaction-related charges	1.9	9.1	(7.2)	(79.1)%

Corporate operating expenses decreased $12.1 million, or 51.5%, for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to a $7.2 million decrease in restructuring, impairment and transaction-related charges, $2.8 million in pension and other postretirement income for the three months ended March 31, 2014 that is now being allocated to Corporate instead of the United States Print and Related Services segment and $1.6 million of lower employee-related costs.

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2014, were $1.9 million, consisting of: (1) $0.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.6 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included fees for the pending acquisition of Brown Printing and the completed UniGraphic acquisition, (3) $0.3 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.2 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2013, were $9.1 million, consisting of: (1) $0.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included fees for the acquisition of Vertis, (3) $5.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.2 million of other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and unused available capacity under its revolving credit facilities, net of issued letters of credit, of $545.0 million as of March 31, 2014, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders and shareholder dividends. Borrowings under the $850.0 million revolving credit facility were $261.0 million as of March 31, 2014, and peak borrowings during the three months ended March 31, 2014 were $291.8 million.

Net Cash Provided by Operating Activities

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Net cash provided by operating activities was $33.0 million for the three months ended March 31, 2014, compared to $121.4 million for the three months ended March 31, 2013, resulting in a $88.4 million decrease in cash provided by operating activities. The decrease was primarily due to a $84.9 million decrease in cash flows from changes in operating assets and liabilities and a $5.0 million decrease in dividends from unconsolidated entities. The $84.9 million decrease in cash flows from changes in operating assets and liabilities was primarily related to an estimated $70 million benefit realized in the first quarter of 2013 from the restoration of normalized working capital levels following the acquisition of Vertis, which was acquired without normalized levels of accounts payable and accrued liabilities, and a $15 million increased use of cash due to working capital fluctuations.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Net cash used in investing activities was $58.5 million for the three months ended March 31, 2014, compared to $257.9 million for the three months ended March 31, 2013, resulting in a $199.4 million decrease in cash used in investing activities. The decrease was primarily due to $226.2 million of reduced cash payments related to acquisitions and strategic investments, driven by the $237.4 million net cash outlay for the acquisition of Vertis on January 16, 2013. This was partially offset by a $17.5 million increase in purchases of property, plant and equipment during the first quarter of 2014, which included $15.8 million of 2014 spending on 2013 carryover projects.

Net Cash Provided by Financing Activities

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Net cash provided by financing activities was $23.7 million for the three months ended March 31, 2014, compared to $142.3 million for the three months ended March 31, 2013, resulting in a $118.6 million decrease in cash provided by financing activities. The decrease was primarily due to a $121.3 million decrease in net debt borrowings in 2014 as compared to 2013. The higher net debt borrowings in 2013 are primarily related to the January 16, 2013 acquisition of Vertis.

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

Free Cash Flow for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Net cash provided by operating activities	$33.0	$121.4
Less: purchases of property, plant and equipment	(45.8)	(28.3)
Free Cash Flow	$(12.8)	$93.1

Free Cash Flow decreased $105.9 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due to a $88.4 million decrease in net cash provided by operating activities and an increase in capital expenditures of $17.5 million. The $88.4 million decrease in net cash provided by operating activities includes an estimated $70 million benefit realized in the first quarter of 2013 from the restoration of normalized working capital levels following the acquisition of Vertis. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows and the "Net Cash Used in Investing Activities" section above for further explanations of the change in purchases of property, plant and equipment.

Debt Leverage Ratio

Debt Leverage Ratio is defined as total debt and capital lease obligations divided by the sum of: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section above), and (2) restructuring, impairment and transaction-related charges.

The Company uses the Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business and, accordingly, to quantify debt capacity available for strategic capital allocation and deployment through investments in the business (capital expenditures and acquisitions), for strengthening the balance sheet (debt and pension liability reduction), and for returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

Debt Leverage Ratio is a non-GAAP measure, and should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of the Debt Leverage Ratio may be different from similar calculations used by other companies and, therefore, comparability may be limited.

The Debt Leverage Ratio calculated below differs from the leverage ratio included in the Company's debt covenant calculations (see Note 10, "Debt," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for further information on debt covenants), as the debt covenant leverage ratio includes letters of credit as debt, excludes non-cash stock-based compensation expense from EBITDA and includes certain pro forma historical results of acquisitions and divestitures in EBITDA.

The Debt Leverage Ratio at March 31, 2014 and December 31, 2013, was as follows:

	March 31, 2014		December 31, 2013
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,449.9		$1,406.8
Divided by: EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	569.6		577.1
Debt Leverage Ratio	2.55	x	2.44	x

The calculation of EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the trailing twelve months ended March 31, 2014 and December 31, 2013, were as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Three Months Ended
	December 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	$32.5	$(8.8)	$(14.0)	$37.7
Interest expense(1)	85.5	20.9	21.9	84.5
Income tax expense (benefit)(1)	23.3	(1.2)	(8.5)	30.6
Depreciation and amortization(1)	340.5	83.8	88.8	335.5
EBITDA	$481.8	$94.7	$88.2	$488.3
Restructuring, impairment and transaction-related charges(1)	95.3	11.9	25.9	81.3
EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$577.1	$106.6	$114.1	$569.6
______________________________

(1)	Financial information for the year ended December 31, 2013 is included as reported in the Company's 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

The Debt Leverage Ratio increased 0.11x at March 31, 2014, compared to December 31, 2013, due to increased borrowings in 2014 of $43.1 million primarily to fund higher capital expenditures (which included $15.8 million of carryover projects from 2013), $13.0 million of acquisitions and strategic investments (such as UniGraphic) and seasonal working capital needs. The Debt Leverage Ratio also increased due to a decrease in the trailing twelve month EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio. The Debt Leverage Ratio at March 31, 2014 of 2.55x is above management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company may operate at above or below the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities and seasonal working capital needs.

Debt Obligations

During the three months ended March 31, 2014, the Company utilized a combination of the following significant debt instruments to fund cash requirements, including:

•	$1.5 Billion Debt Financing Agreement which includes:

◦	$850.0 million Revolving Credit Facility ($261.0 million outstanding as of March 31, 2014);

◦	$450.0 million Term Loan A ($405.0 million outstanding as of March 31, 2014); and

◦	$200.0 million Term Loan B ($194.4 million outstanding as of March 31, 2014);

•	Master Note and Security Agreement ($487.7 million outstanding as of March 31, 2014); and

•
Facilities Agreement – a $94.9 million foreign currency denominated facilities agreement including both term loan and revolving credit facility components (total of $63.9 million outstanding as of March 31, 2014).

On April 28, 2014, the Company completed its $1.9 billion debt financing arrangements, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion senior secured credit facility and a high-yield bond offering of $300 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022. See Note 21, "Subsequent Events," to the condensed consolidated financial statements in Item 1,"Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for further details on these debt arrangements.

Covenants and Compliance

As of March 31, 2014, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2014 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA (as defined in the debt financing agreement), shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2014, the Company's leverage ratio was 2.48 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended March 31, 2014, the Company's interest coverage ratio was 7.36 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended March 31, 2014, the Company's fixed charge coverage ratio was 4.35 to 1.00).

•
Consolidated net worth of at least $745.8 million plus 40% of positive consolidated net income cumulatively for each year. As of March 31, 2014, consolidated net worth must be at least $793.9 million (as of March 31, 2014, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.2 billion).

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

As of March 31, 2014, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2014, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on February 27, 2014.

New Accounting Pronouncements

In April 2014, the FASB issued new guidance on the presentation of discontinued operations, which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company plans to adopt this new guidance effective January 1, 2015. The adoption of this guidance may impact whether future disposals qualify as discontinued operations and therefore could impact the Company’s financial statement presentation and disclosures.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of March 31, 2014, the Company had fixed rate debt and capital leases outstanding of $521.2 million at a current weighted average interest rate of 7.2% and variable rate debt outstanding of $928.7 million at a current weighted average interest rate of 3.0%. The variable rate debt outstanding at March 31, 2014 is primarily comprised of the $1.5 billion variable rate debt financing agreement entered into on July 26, 2011, including $405.0 million outstanding on the $450.0 million term loan A, $194.4 million outstanding on the $200.0 million term loan B and $261.0 million outstanding on the $850.0 million revolving credit facility, as well as $63.9 million of international variable rate debt outstanding. The term loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage. At March 31, 2014, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 3.0% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2014, by approximately $15.3 million.

Foreign Currency Risk and Translation Exposure

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-U.S. subsidiaries and business units, fluctuations in such rates may affect the translation of these results into the Company's condensed consolidated financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign exchange forward contracts to hedge the currency risk.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has an allowance for doubtful accounts of $60.5 million as of March 31, 2014, and $58.9 million as of December 31, 2013.

The Company has a large, diverse customer base and the credit risk from customer concentration has further decreased after the acquisitions of World Color Press and Vertis with the addition of new customers, geographies and products the Company now produces. The Company does not have a high degree of concentration with any single customer account. During the three months ended March 31, 2014, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A, "Risk Factors," of the Company's 2013 Annual Report on Form 10-K, filed with the SEC on February 27, 2014. No material changes to such risk factors occurred during the period from January 1, 2014 through March 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The following table provides information about the Company's repurchases of its class A stock in the first quarter ended March 31, 2014:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2014 to January 31, 2014	36,776	(3)	$—	—	$91,768,100
February 1, 2014 to February 28, 2014	—		—	—	91,768,100
March 1, 2014 to March 31, 2014	—		—	—	91,768,100
Total	36,776			—
______________________________

(1)	Represents shares of our class A common stock.

(2)
On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the first quarter ended March 31, 2014. As of March 31, 2014, there were $91.8 million of authorized repurchases remaining under the program.

(3)
Represents 36,776 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock under the Omnibus Plan.

See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance," in Part I, "Financial Information," of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company's debt agreements that may restrict the Company's ability to pay dividends.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	May 7, 2014	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2014	By:	/s/ David J. Honan
David J. Honan
Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended March 31, 2014

Exhibits

Exhibit Number	Exhibit Description

(4.1)
Second Amended and Restated Credit Agreement, dated as of April 28, 2014, by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and U.S. Bank National Association, as Co-Syndication Agents, PNC Bank, National Association and SunTrust Bank, as Co-Documentation Agents, and BMO Harris Bank N.A., Fifth Third Bank, TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 28, 2014 and filed on May 2, 2014).

(4.2)
Indenture, dated as of April 28, 2014, among Quad/Graphics, Inc., the subsidiary guarantors of Quad/Graphics, Inc. set forth therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 28, 2014 and filed on May 2, 2014).

(4.3)
Registration Rights Agreement, dated as of April 28, 2014, among Quad/Graphics, Inc., the subsidiary guarantors of Quad/Graphics, Inc. set forth therein and J.P. Morgan Securities LLC, for itself and as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 28, 2014 and filed on May 2, 2014).

(10.1)	Form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan

(10.2)	Form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101*)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

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