Form 10-Q
period 2014-06-30
Quad/Graphics, Inc.
filed 2014-08-07
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of July 31, 2014

Class A Common Stock	34,619,372

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended June 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales
Products	$946.2	$968.1	$1,899.9	$1,950.6
Services	152.8	142.7	301.9	289.7
Total net sales	1,099.0	1,110.8	2,201.8	2,240.3
Cost of sales
Products	782.3	786.9	1,565.9	1,588.3
Services	110.6	106.9	219.6	215.3
Total cost of sales	892.9	893.8	1,785.5	1,803.6
Operating expenses
Selling, general and administrative expenses	100.4	105.1	203.9	211.0
Depreciation and amortization	85.3	87.9	169.1	176.7
Restructuring, impairment and transaction-related charges	19.9	29.2	31.8	55.1
Total operating expenses	1,098.5	1,116.0	2,190.3	2,246.4
Operating income (loss)	$0.5	$(5.2)	$11.5	$(6.1)
Interest expense	23.5	21.3	44.4	43.2
Loss on debt extinguishment	6.0	—	6.0	—
Loss before income taxes and equity in loss of unconsolidated entities	(29.0)	(26.5)	(38.9)	(49.3)
Income tax benefit	(9.6)	(0.6)	(10.8)	(9.1)
Loss before equity in loss of unconsolidated entities	(19.4)	(25.9)	(28.1)	(40.2)
Equity in loss of unconsolidated entities	(3.4)	(1.7)	(3.8)	(1.5)
Net loss	$(22.8)	$(27.6)	$(31.9)	$(41.7)
Net loss attributable to noncontrolling interests	—	0.4	0.3	0.5
Net loss attributable to Quad/Graphics common shareholders	$(22.8)	$(27.2)	$(31.6)	$(41.2)

Loss per share attributable to Quad/Graphics common shareholders:
Basic and diluted	$(0.48)	$(0.59)	$(0.67)	$(0.89)

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

Weighted average number of common shares outstanding:
Basic and diluted	47.5	46.9	47.4	46.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(22.8)	$(27.6)	$(31.9)	$(41.7)
Other comprehensive loss
Translation adjustments	1.0	(17.1)	0.2	(19.4)
Pension and other postretirement benefit plan adjustments	(1.5)	(1.4)	(3.0)	(2.8)
Other comprehensive loss, before tax	(0.5)	(18.5)	(2.8)	(22.2)

Income tax benefit related to pension and other postretirement benefit plan adjustments	0.5	0.5	1.1	1.1

Other comprehensive loss, net of tax	—	(18.0)	(1.7)	(21.1)

Total comprehensive loss	(22.8)	(45.6)	(33.6)	(62.8)

Less: comprehensive loss attributable to noncontrolling interests	—	0.4	0.3	0.5

Comprehensive loss attributable to Quad/Graphics common shareholders	$(22.8)	$(45.2)	$(33.3)	$(62.3)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$17.4	$13.1
Receivables, less allowances for doubtful accounts of $67.1 million at June 30, 2014 and $58.9 million at December 31, 2013	661.1	698.9
Inventories	293.5	272.5
Prepaid expenses and other current assets	53.8	37.2
Deferred income taxes	60.4	48.1
Short-term restricted cash	7.3	4.5
Total current assets	1,093.5	1,074.3

Property, plant and equipment—net	1,966.5	1,925.5
Goodwill	773.1	773.1
Other intangible assets—net	197.3	221.8
Long-term restricted cash	41.3	51.5
Equity method investments in unconsolidated entities	52.7	57.1
Other long-term assets	80.3	62.4
Total assets	$4,204.7	$4,165.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$351.5	$401.0
Amounts owing in satisfaction of bankruptcy claims	1.4	2.5
Accrued liabilities	346.5	350.7
Short-term debt and current portion of long-term debt	134.2	127.6
Current portion of capital lease obligations	7.6	7.0
Total current liabilities	841.2	888.8

Long-term debt	1,426.3	1,265.7
Unsecured notes to be issued	9.6	18.0
Capital lease obligations	14.3	6.5
Deferred income taxes	392.3	395.2
Other long-term liabilities	289.9	303.9
Total liabilities	2,973.6	2,878.1

Commitments and contingencies (Note 8)

Quad/Graphics common stock and other equity (Note 17)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	962.9	983.1
Treasury stock, at cost	(222.1)	(248.8)
Retained earnings	496.2	558.8
Accumulated other comprehensive loss	(7.3)	(5.6)
Quad/Graphics common stock and other equity	1,231.1	1,288.9
Noncontrolling interests	—	(1.3)
Total common stock and other equity and noncontrolling interests	1,231.1	1,287.6
Total liabilities and shareholders' equity	$4,204.7	$4,165.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(31.9)	$(41.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	169.1	176.7
Impairment charges	3.1	9.7
Amortization of debt issuance costs and original issue discount	2.1	2.1
Loss on debt extinguishment	6.0	—
Stock-based compensation charges	8.6	9.3
Loss on sales or disposal of property, plant and equipment	—	0.5
Deferred income taxes	(14.9)	(10.0)
Equity in loss of unconsolidated entities	3.8	1.5
Dividends from unconsolidated entities	—	5.0
Changes in operating assets and liabilities—net of acquisitions	(67.0)	63.8
Net cash provided by operating activities	78.9	216.9

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(83.6)	(69.7)
Cost investment in unconsolidated entities	(4.1)	(2.5)
Proceeds from the sale of property, plant and equipment	0.4	6.2
Transfers from restricted cash	7.4	4.3
Acquisition of Brown Printing—net of cash acquired (Note 2)	(96.4)	—
Acquisition of Vertis—net of cash acquired (Note 2)	—	(235.4)
Acquisition of other businesses—net of cash acquired	(11.4)	(1.5)
Net cash used in investing activities	(187.7)	(298.6)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,047.0	—
Payments of long-term debt	(710.0)	(44.0)
Payments of capital lease obligations	(4.4)	(4.8)
Borrowings on revolving credit facilities	675.0	805.1
Payments on revolving credit facilities	(844.4)	(645.7)
Payments of debt issuance costs	(14.3)	—
Bankruptcy claim payments on unsecured notes to be issued	(7.4)	(4.3)
Sale of stock for options exercised	1.3	1.7
Shares withheld from employees for the tax obligation on equity grants	(1.0)	—
Tax benefit on equity award activity	(0.8)	—
Payments of dividends	(29.3)	(28.1)
Net cash provided by financing activities	111.7	79.9
Effect of exchange rates on cash and cash equivalents	1.4	(3.4)
Net increase (decrease) in cash and cash equivalents	4.3	(5.2)
Cash and cash equivalents at beginning of period	13.1	16.9
Cash and cash equivalents at end of period	$17.4	$11.7

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisitions of Brown Printing and Vertis (Note 2):
Fair value of assets acquired—net of cash	$148.4	$327.3
Liabilities assumed	(52.0)	(66.0)
Deposit paid in 2012 related to Vertis acquisition	—	(25.9)
Acquisitions of Brown Printing and Vertis—net of cash acquired	$96.4	$235.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 2014 and 2013. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Acquisitions and Strategic Investments

2014 Brown Printing Company Acquisition

On May 30, 2014, the Company completed the acquisition of Brown Printing Company ("Brown Printing") for $100.0 million. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States. The purchase of Brown Printing was accounted for using the acquisition method of accounting under GAAP. The Company recorded the preliminary allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the acquisition date. The Company used cash on hand and borrowings under its revolving credit facility to finance the acquisition.

Brown Printing's financial results since May 30, 2014 have been included in the condensed consolidated statements of operations. Brown Printing's operations are included in the United States Print and Related Services segment. Disclosure of the financial results of Brown Printing since the acquisition date is not practicable as it is not being operated as a standalone business, and has been combined with the Company's existing operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The Company recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed, including certain contingent liabilities, based on their fair values as of the May 30, 2014 acquisition date. The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$3.6
Accounts receivable	46.3
Other current assets	19.1
Property, plant and equipment	70.8
Identifiable intangible assets	4.7
Other long-term assets	7.5
Accounts payable and accrued liabilities	(35.2)
Other long-term liabilities	(16.8)
Preliminary purchase price	$100.0

The preliminary allocation of the purchase price is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $100.0 million was classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized over their estimated useful lives of six years.

2014 Anselmo L. Morvillo S.A. Investment

During March 2014, the Company increased its ownership in Anselmo L. Morvillo S.A. ("Morvillo") in Argentina from 85% to 97% for $6.5 million. The Company historically consolidated the results of Morvillo into the Company's condensed consolidated financial statements and presented the 15% portion of Morvillo's results not owned by the Company as noncontrolling interest. The noncontrolling interest in Morvillo has been reduced to an insignificant amount as of March 31, 2014, and no noncontrolling interest will be reflected from April 1, 2014 forward.

2014 UniGraphic, Inc. Acquisition

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

2013 Proteus Packaging and Transpak Corporation Acquisitions

On December 18, 2013, the Company completed the acquisition of Wisconsin-based Proteus Packaging (“Proteus”) as well as its sister company Transpak Corporation (“Transpak”), for $49.1 million. Payments of $43.1 million were made on December 18, 2013, upon the completion of the acquisition, and the remaining $6.0 million represented the Company's estimate for a deferred payment to be made in 2014. During the three months ended June 30, 2014, $5.0 million of the deferred payment was paid. The remaining $1.0 million deferred payment will be paid upon the finalization of the valuation of the net assets and is recorded in accrued liabilities on the condensed consolidated balance sheets.

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

This acquisition was accounted for using the acquisition method of accounting under GAAP. The Company recorded the preliminary allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the acquisition date. Goodwill resulting from this acquisition, which is deductible for tax purposes, has been recorded within the United States Print and Related Services segment based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The preliminary purchase price allocation is as follows:

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

2013 Novia CareClinics, LLC Acquisition

On November 7, 2013, the Company completed the $13.3 million acquisition of Novia CareClinics, LLC ("Novia"), an Indianapolis, Indiana healthcare solutions company. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Of the $13.3 million purchase price, $13.5 million has been recorded for identifiable customer relationship intangible assets through the final purchase price allocation. Identifiable customer relationship intangible assets are amortized over their estimated useful lives of six years. The final purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $13.3 million was classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Novia's operations are included in the United States Print and Related Services segment.

2013 Vertis Holdings, Inc. Acquisition

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

Vertis' financial results since January 16, 2013 have been included in the condensed consolidated statements of operations. Vertis operations are included in the United States Print and Related Services segment. Disclosure of the financial results of Vertis since the acquisition date is not practicable as it is not being operated as a standalone business, and has been combined with the Company's existing operations.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the Company's results as if the Company had acquired Brown Printing on January 1, 2013 and Vertis on January 1, 2012. The unaudited pro forma information has been prepared with the following considerations:

(1)	The unaudited pro forma condensed combined financial information has been prepared using the acquisition method of accounting under existing GAAP. The Company is the acquirer for accounting purposes.

(2)
The unaudited pro forma condensed combined financial information does not reflect any operating cost synergy savings that the combined companies may achieve as a result of the acquisition, the costs necessary to achieve these operating synergy savings or additional charges necessary as a result of the integration.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(pro forma)	(pro forma)	(pro forma)	(pro forma)
Pro forma net sales	$1,154.7	$1,202.7	$2,347.0	$2,470.2
Pro forma net loss attributable to common shareholders	(23.9)	(26.0)	(32.4)	(40.5)
Pro forma diluted loss per share attributable to common shareholders	(0.51)	(0.56)	(0.69)	(0.88)

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2014 and 2013, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee termination charges	$12.7	$4.3	$18.7	$7.7
Impairment charges	2.0	6.0	3.1	9.7
Transaction-related charges	0.7	0.2	1.3	3.2
Integration costs	1.9	9.7	4.6	15.1
Other restructuring charges	2.6	9.0	4.1	19.4
Total	$19.9	$29.2	$31.8	$55.1

The costs related to these activities have been recorded on the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 19, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. Since 2010, the Company has announced a total of 23 plant closures and has reduced headcount by approximately 7,600 employees.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

During the six months ended June 30, 2014, the Company announced the closures of the Marengo, Iowa; Pomona, California; St. Cloud, Minnesota and Woodstock, Illinois plants. As a result of these and other restructuring programs, the Company recorded the following charges for the three and six months ended June 30, 2014 and 2013:

•
Employee termination charges of $12.7 million and $18.7 million during the three and six months ended June 30, 2014, respectively, and $4.3 million and $7.7 million during the three and six months ended June 30, 2013, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $1.9 million and $4.6 million during the three and six months ended June 30, 2014, respectively, and $9.7 million and $15.1 million during the three and six months ended and June 30, 2013, respectively. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

•
Other restructuring charges of $2.6 million and $4.1 million were recorded by the Company during the three and six months ended June 30, 2014, respectively, which consisted of: (1) $1.6 million and $2.5 million, respectively, of vacant facility carrying costs, (2) $0.3 million and $0.4 million, respectively, of equipment and infrastructure removal costs from closed plants and (3) $0.7 million and $1.2 million, respectively, of lease exit charges. Other restructuring charges of $9.0 million and $19.4 million, were recorded by the Company during the three and six months ended June 30, 2013, respectively, which consisted of: (1) $5.7 million and $9.9 million, respectively, of vacant facility carrying costs, (2) $2.6 million and $4.8 million, respectively, of equipment and infrastructure removal costs from closed plants and (3) $0.7 million and $4.7 million, respectively, of lease exit charges.

The restructuring charges recorded are based on plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $2.0 million and $3.1 million during the three and six months ended June 30, 2014, respectively, consisting of: (1) $1.5 million and $2.6 million, respectively, of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Pomona, California, as well as other capacity reduction restructuring initiatives and (2) $0.5 million of land and building impairment charges as a result of the Bristol, Pennsylvania plant closure during the three and six months ended June 30, 2014.

The Company recognized impairment charges of $6.0 million and $9.7 million during the three and six months ended June 30, 2013, respectively, consisting of: (1) $0.9 million and $4.6 million, respectively, of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Dubuque, Iowa and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives and (2) $5.1 million of land and building impairment charges as a result of plant closures primarily for Mexico City, Mexico and Olive Branch, Mississippi during the three and six months ended June 30, 2013.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $0.7 million and $1.3 million during the three and six months ended June 30, 2014, respectively, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic. The Company recognized transaction-related charges of $0.2 million and $3.2 million during the three and six months ended June 30, 2013, respectively, which primarily included professional service fees for the acquisition of Vertis. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the six months ended June 30, 2014, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2013	$4.8	$—	$0.2	$3.7	$19.3	$28.0
Expense	18.7	3.1	1.3	4.6	4.1	31.8
Cash payments	(11.3)	—	(1.3)	(4.6)	(8.9)	(26.1)
Non-cash adjustments	(0.3)	(3.1)	—	(1.5)	0.8	(4.1)
Balance at June 30, 2014	$11.9	$—	$0.2	$2.2	$15.3	$29.6

The Company's restructuring, impairment and transaction-related reserves at June 30, 2014 included a short-term and a long-term component. The short-term portion included $19.4 million in accrued liabilities and $1.1 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $9.1 million is included in other long-term liabilities (see Note 13, "Other Long-Term Liabilities") in the condensed consolidated balance sheets, of which $7.3 million is classified in restructuring reserve and $1.8 million is classified in multiemployer pension plans ("MEPPs") withdrawal liability (see Note 14, "Employee Retirement Plans," for further details on the Company's MEPPs).

Note 4. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. No indications of impairment were identified during the six months ended June 30, 2014. Goodwill at June 30, 2014 and December 31, 2013, did not include any accumulated impairment losses. No goodwill impairment was recorded during the three and six months ended June 30, 2014 or 2013.

Activity impacting the Company's goodwill for the six months ended June 30, 2014, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2013	$746.2	$26.9	$773.1
Translation adjustment	—	—	—
Balance at June 30, 2014	$746.2	$26.9	$773.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The components of other intangible assets at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014				December 31, 2013
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$6.7	$(5.4)	$1.3	5	$6.5	$(5.2)	$1.3
Customer relationships	6	458.3	(263.7)	194.6	6	444.9	(226.4)	218.5
Capitalized software	5	4.3	(4.0)	0.3	5	4.3	(3.6)	0.7
Acquired technology	5	7.3	(6.2)	1.1	5	7.3	(6.0)	1.3

Total finite-lived intangible assets		$476.6	$(279.3)	$197.3		$463.0	$(241.2)	$221.8

Amortization expense for other intangible assets was $19.2 million and $38.1 million for the three and six months ended June 30, 2014, respectively, and $17.8 million and $35.1 million for the three and six months ended June 30, 2013, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of June 30, 2014:

Amortization Expense
Remainder of 2014	$39.1
2015	77.3
2016	45.7
2017	13.3
2018	12.7
2019 and thereafter	9.2
Total	$197.3

Note 5. Inventories

The components of the Company's inventories at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Raw materials and manufacturing supplies	$183.9	$174.9
Work in process	50.3	46.6
Finished goods	59.3	51.0
Total	$293.5	$272.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 6. Property, Plant and Equipment

The components of the Company's property, plant and equipment at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Land	$148.8	$145.8
Buildings	957.3	937.8
Machinery and equipment	3,628.7	3,509.9
Other(1)	221.8	213.1
Construction in progress	56.8	32.6
	5,013.4	4,839.2
Less: accumulated depreciation	(3,046.9)	(2,913.7)
Total	$1,966.5	$1,925.5
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

During the six months ended June 30, 2014, there was a $70.8 million increase in property, plant and equipment related to the Brown Printing acquisition (see Note 2, "Acquisitions and Strategic Investments").

The Company recorded impairment charges of $2.0 million and $3.1 million for the three and six months ended June 30, 2014, respectively, and $6.0 million and $9.7 million for the three and six months ended June 30, 2013, respectively, to reduce the carrying amounts of certain land, buildings and machinery and equipment no longer being utilized in production to fair value (see Note 3, "Restructuring, Impairment and Transaction-Related Charges" for further discussion on impairment charges).

The Company recognized depreciation expense of $66.1 million and $131.0 million for the three and six months ended June 30, 2014, respectively, and $70.1 million and $141.6 million for the three and six months ended June 30, 2013, respectively.

Assets Held for Sale

Certain closed facilities are considered held for sale. The net book value of the assets held for sale was $5.0 million and $5.6 million as of June 30, 2014 and December 31, 2013, respectively. These assets were valued at their fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 7. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural Industria Gráfica Ltda., formerly Plural Editora e Gráfica Ltda. ("Plural"), a commercial printer based in São Paulo, Brazil, and a 50% ownership interest in Quad/Graphics Chile S.A. ("Chile"), a commercial printer based in Santiago, Chile. The Company's ownership interest in Plural and Chile is accounted for using the equity method of accounting for all periods presented. The Company's equity loss of Plural's and Chile's operations are recorded in equity in loss of unconsolidated entities in the Company's condensed consolidated statements of operations, and is included within the International segment.

The combined condensed statements of operations for Plural and Chile for the three and six months ended June 30, 2014 and 2013, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$44.7	$52.2	$96.3	$109.0
Operating loss	(5.7)	(2.5)	(5.6)	(0.7)
Net loss	(6.8)	(3.2)	(7.6)	(2.5)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.4 million and $2.5 million of such recorded claims have yet to be paid as of June 30, 2014, and December 31, 2013, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount not to exceed 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. In the event that the total of all allowed Class 3 Claims exceeds $150.0 million, each creditor holding an allowed Class 3 Claim will receive its pro rata share of $75.0 million of the unsecured notes issued, together with accrued interest and a 5% prepayment redemption premium thereon (the total of which is $89.2 million). In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 Claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 Claim or (2) upon the Class 3 Claims being resolved any excess amount will revert to the Company.

In the six months ended June 30, 2014, $7.4 million was paid to Class 3 Claim creditors. At June 30, 2014, $48.6 million of the maximum potential payout to the Class 3 Claim creditors remains and is classified as restricted cash in the condensed consolidated balance sheets. Based on the Company's analysis of the outstanding claims, the Company has a liability of $9.6 million at June 30, 2014, classified as unsecured notes to be issued in the condensed consolidated balance sheets. Activity impacting the Company's restricted cash and unsecured notes to be issued for the six months ended June 30, 2014, was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2013	$56.0	$18.0
Class 3 Claim payments during 2014	(7.4)	(7.4)
Non-cash adjustment	—	(1.0)
Balance at June 30, 2014	$48.6	$9.6

The components of the Company's restricted cash at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Short-term restricted cash	$7.3	$4.5
Long-term restricted cash	41.3	51.5
Total restricted cash	$48.6	$56.0

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, amounts owing in satisfaction of bankruptcy claims on the condensed consolidated balance sheets could be materially higher than the amounts estimated, which would require additional cash payments to be made for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could reach the maximum aggregate principal amount of $75.0 million, which would not require an additional cash payment as the maximum potential exposure has already been funded in trust, but would require additional liability and expense to be recorded as the Company's estimate of total Class 3 Claim liability is $50.2 million ($40.6 million paid plus the $9.6 million remaining estimated liability as of June 30, 2014). In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 10. Debt

Long-term debt consisted of the following as of June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013
Master note and security agreement	$451.6	$490.2
Term loan A—$450.0 million due April 2019	450.0	—
Term loan A—$450.0 million due July 2017	—	416.3
Term loan B—$300.0 million due April 2021	297.1	—
Term loan B—$200.0 million due July 2018	—	194.8
Revolving credit facility—$850.0 million due April 2019	31.0	—
Revolving credit facility—$850.0 million due July 2017	—	209.8
Senior unsecured notes—$300.0 million due May 2022	300.0	—
International term loan—$78.0 million	—	58.2
International revolving credit facility—$16.4 million	9.1	2.3
Equipment term loans	14.9	16.4
Other	6.8	5.3
Total debt	$1,560.5	$1,393.3
Less: short-term debt and current portion of long-term debt	(134.2)	(127.6)
Long-term debt	$1,426.3	$1,265.7

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.6 billion and $1.4 billion at June 30, 2014 and December 31, 2013, respectively. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

$1.9 Billion Debt Financing Arrangements

On April 28, 2014, the Company completed its previously announced $1.9 billion debt financing arrangements, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion senior secured credit facility (the “Senior Secured Credit Facility”) and a high-yield bond offering of $300 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022 (the “Senior Unsecured Notes”). The Senior Secured Credit Facility and the Senior Unsecured Notes were entered into to extend and stagger the Company’s debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals. The proceeds from the Senior Secured Credit Facility and Senior Unsecured Notes were used to: (1) repay the Company’s previous revolving credit facility, Term Loan A, Term Loan B and the international term loan, (2) fund the acquisition of Brown Printing and (3) for general corporate purposes.

Senior Secured Credit Facility

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
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

Senior Unsecured Notes

The Company received $294.8 million in net proceeds from the sale of the Senior Unsecured Notes, after deducting the initial purchasers’ discounts and commissions. The Senior Unsecured Notes are or will be unconditionally guaranteed, on a joint and several basis, by all of the current domestic subsidiaries of the Company.

Debt Issuance Costs and Original Issue Discount

The Company incurred $14.3 million in debt issuance costs in conjunction with the $1.9 billion debt financing arrangement completed on April 28, 2014. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, of the $14.3 million in new debt issuance costs, $11.0 million was capitalized and is classified as other long-term assets in the condensed consolidated balance sheets and $3.3 million was expensed and is classified as loss on debt extinguishment in the condensed consolidated statements of operations. In addition, a new original issue discount of $3.0 million related to Term Loan B of the Senior Secured Credit Facility was classified as a reduction of long-term debt in the condensed consolidated balance sheets.

The loss on debt extinguishment recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2014, was comprised of the following:

Loss on Debt Extinguishment
Debt issuance costs:
Debt issuance costs from July 26, 2011 $1.5 billion debt financing arrangement	$2.1
Debt issuance costs from April 28, 2014 $1.9 billion debt financing arrangement	3.3
Original issue discount:
Original issue discount from July 26, 2011 $1.5 billion debt financing arrangement	0.6
Total	$6.0

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Activity impacting the Company's capitalized debt issuance costs for the six months ended June 30, 2014, was as follows:

Capitalized Debt Issuance Costs
Balance at December 31, 2013	$13.9
Capitalized debt issuance costs from April 28, 2014 $1.9 billion debt financing arrangement	11.0
Loss on debt extinguishment from July 26, 2011 $1.5 billion debt financing arrangement	(2.1)
Amortization of debt issuance costs	(1.9)
Balance at June 30, 2014	$20.9

Activity impacting the Company's original issue discount for the six months ended June 30, 2014, was as follows:

Original Issue Discount
Balance at December 31, 2013	$0.7
Original issue discount from April 28, 2014 $1.9 billion debt financing arrangement	3.0
Loss on debt extinguishment from July 26, 2011 $1.5 billion debt financing arrangement	(0.6)
Amortization of original issue discount	(0.2)
Balance at June 30, 2014	$2.9

Amortization expense for debt issuance costs and original issue discount was $1.0 million and $2.1 million for the three and six months ended June 30, 2014, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2013, respectively. The debt issuance costs and original issue discount are being amortized on a straight-line basis over the five, seven and eight year lives of the related debt instruments.

Covenants and Compliance

As of June 30, 2014, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of June 30, 2014 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt (less certain unrestricted domestic cash) to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended June 30, 2014, the Company's leverage ratio was 2.64 to 1.00).

•
On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt (less certain unrestricted domestic cash) to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2014, the Company's senior secured leverage ratio was 2.15 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended June 30, 2014, the Company's interest coverage ratio was 6.88 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended June 30, 2014, the Company's fixed charge coverage ratio was 4.07 to 1.00).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

•
Consolidated net worth of at least $793.8 million plus 40% of positive consolidated net income cumulatively for each year. As of June 30, 2014, consolidated net worth must be at least $793.8 million (as of June 30, 2014, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.15 billion).

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock, including:

•
If the Company's total leverage ratio is greater than 3.00 to 1.00 (as defined in the Senior Secured Credit Facility), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.

•
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

The indenture underlying the Senior Unsecured Notes contains various covenants, including, but not limited to, covenants that, subject to certain exceptions, limit the Company's and its restricted subsidiaries' ability to: incur and/or guarantee additional debt; pay dividends, repurchase stock or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate, transfer or dispose of substantially all of the Company's consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.

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

The Company’s unrecognized tax benefits did not materially change for the six months ended June 30, 2014. The Company anticipates a decrease to its liability for unrecognized tax benefits of $12.9 million within the next twelve months due to resolution of audits or statute expirations.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Level 2:
Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of June 30, 2014.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of June 30, 2014 and December 31, 2013. See Note 10, "Debt," for further discussion on the fair value of the Company's debt.

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

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of June 30, 2014.

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. During the three and six months ended June 30, 2014 and 2013, the Company's commodity contracts qualified for the exception related to normal purchases and sales as the Company takes delivery in the normal course of business.

Note 13. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Single employer pension and postretirement obligations	$88.2	$109.2
Multiemployer pension plans—withdrawal liability	45.8	53.1
Tax-related liabilities	28.0	24.6
Employee-related liabilities	67.8	54.5
Restructuring reserve	7.3	8.5
Other	52.8	54.0
Total	$289.9	$303.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
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

The components of the net pension income and net postretirement benefits income for the three and six months ended June 30, 2014 and 2013, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pension income
Interest cost	$(7.3)	$(7.0)	$(14.6)	$(14.0)
Expected return on plan assets	8.6	7.5	17.2	15.0
Net periodic pension benefit income	1.3	0.5	2.6	1.0
Amortization of actuarial loss	—	—	—	(0.1)
Net pension income	$1.3	$0.5	$2.6	$0.9

Postretirement benefits income
Interest cost	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Amortization of prior service credit	1.5	1.5	2.9	2.9
Amortization of actuarial gain	—	—	0.1	—
Net postretirement benefits income	$1.4	$1.4	$2.9	$2.8

During the six months ended June 30, 2014, the Company made the following contributions and benefit payments to its defined benefit pension and postretirement plans:

Six Months Ended
June 30, 2014
Contributions on qualified pension plans	$17.6
Benefit payments on non-qualified pension plans	3.4
Benefit payments on postretirement plans	0.3
Total benefit plan payments	$21.3

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

completed. As a result of the decision to withdraw, the Company accrued a $98.6 million estimated withdrawal liability based on information provided by each plan's trustee, as part of the purchase price allocation for World Color Press.

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The Company is in the process of determining the final withdrawal payment, and is currently in arbitration with the MEPPs' trustees and arbitrators have been selected. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. The Company made payments totaling $7.2 million for the six months ended June 30, 2014 and 2013, respectively, as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators.

As of June 30, 2014, the Company has reserved $65.8 million as its estimate of the total MEPPs withdrawal liability, of which $45.8 million is recorded in other long-term liabilities, $14.5 million is recorded in accrued liabilities and $5.5 million is recorded as a World Color Press bankruptcy liability in unsecured notes to be issued in the condensed consolidated balance sheets. This estimate may increase or decrease depending on the final agreement with the MEPPs' trustees.

Note 15. Loss Per Share Attributable to Quad/Graphics Common Shareholders

Basic loss per share attributable to Quad/Graphics common shareholders is computed as net loss attributable to Quad/Graphics common shareholders less the allocation of participating securities, divided by the basic weighted average common shares outstanding of 47.5 million and 47.4 million shares for the three and six months ended June 30, 2014, respectively, and 46.9 million shares for the three and six months ended June 30, 2013, respectively. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net losses, and accordingly, the Company excludes them from the calculation. Due to the net loss attributable to Quad/Graphics common shareholders incurred during the three and six months ended June 30, 2014 and June 30, 2013, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation for that period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in the computation of loss per share pursuant to the two-class method. The Company's participating securities are composed of unvested stock options granted on November 18, 2011. The Company's participating securities increased basic and diluted loss per share attributable to Quad/Graphics common shareholders by $0.00 and $0.01 for the three and six months ended June 30, 2014, respectively. The Company's participating securities increased basic and diluted loss per share attributable to Quad/Graphics common shareholders by $0.01 for the three and six months ended June 30, 2013.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three and six months ended June 30, 2014 and 2013, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to Quad/Graphics common shareholders	$(22.8)	$(27.2)	$(31.6)	$(41.2)
Adjustments to net loss attributable to Quad/Graphics common shareholders
Allocation to participating securities	(0.1)	(0.3)	(0.3)	(0.6)
Net loss attributable to Quad/Graphics common shareholders – adjusted	$(22.9)	$(27.5)	$(31.9)	$(41.8)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.5	46.9	47.4	46.9
Plus: effect of dilutive equity incentive instruments	—	—	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	47.5	46.9	47.4	46.9

Loss per share attributable to Quad/Graphics common shareholders:
Basic and Diluted	$(0.48)	$(0.59)	$(0.67)	$(0.89)

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30	$0.60	$0.60

Note 16. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. The Omnibus plan provides for an aggregate 7,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's board of directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of June 30, 2014, there are 1,739,631 shares available for issuance under the Omnibus Plan.

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and non-employee directors, including stock options, performance shares, performance share units, restricted stock, restricted stock units and deferred stock units. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite three to four year service period of the awards, except deferred stock units, which are fully vested and expensed on the grant date. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $4.4 million and $8.6 million for the three and six months ended June 30, 2014, respectively, and $4.1 million and $9.3 million for the three and six months ended June 30, 2013, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of June 30, 2014, is approximately $26.8 million. Estimated future compensation expense is $9.1 million for 2014, $10.7 million for 2015, $6.1 million for 2016 and $0.9 million for 2017.

Net tax benefits on equity award activity, shown as tax benefit on equity award activity in the financing section of the condensed consolidated statements of cash flows, was $0.8 million during the six months ended June 30, 2014. There were no net tax benefits on equity award activity during the six months ended June 30, 2013.

Stock Options

Options vest over four years, with no vesting in the first year, and one-third vesting upon the second, third and fourth anniversary dates. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, death, disability or normal retirement of the grantee. Options expire no later than the tenth anniversary of the grant date, 24 months after termination for death, 36 months after termination for normal retirement or disability and 90 days after termination of employment for any other reason. Options are not credited with dividend declarations, except for the November 18, 2011 grants. Stock options are only to be granted to employees.

There were no stock options granted under the Omnibus Plan during the three and six months ended June 30, 2014 and 2013. Compensation expense recognized related to stock options was $2.0 million and $4.0 million for the three and six months ended June 30, 2014, respectively, and $2.3 million and $4.8 million for the three and six months ended June 30, 2013, respectively. Total future compensation expense for all stock options granted as of June 30, 2014, is approximately $3.5 million. Estimated future compensation expense is $3.3 million for 2014 and $0.2 million for 2015.

The following table is a summary of the stock option activity for the six months ended June 30, 2014:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2013	3,759,265	$20.82	5.8	$30.0
Granted	—	—
Exercised	(95,109)	14.26
Cancelled/forfeited/expired	(75,035)	25.26
Outstanding at June 30, 2014	3,589,121	$20.90	5.3	$15.3

Exercisable at June 30, 2014	2,767,321	$20.99	5.1	$11.1

The intrinsic value of options exercisable and options outstanding at June 30, 2014 and December 31, 2013, is based on the fair value of the stock price. At June 30, 2014, all outstanding options are either vested or expected to vest.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option exercises and vesting activity for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total intrinsic value of stock options exercised	$0.3	$0.7	$0.8	$0.9
Cash received from stock option exercises	0.5	1.2	1.3	1.7
Total grant date fair value of stock options vested	—	—	1.9	1.8

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

The following table is a summary of PS and PSU award activity for the six months ended June 30, 2014:

	Performance Shares			Performance Share Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2013	351,848	$20.39	2.0	16,208	$20.50	2.0
Granted	—	—		—	—
Vested	—	—		—	—
Forfeited	(4,968)	20.39		—	—
Nonvested at June 30, 2014	346,880	$20.39	1.7	16,208	$20.50	1.7

There were no PS or PSU awards granted during the three and six months ended June 30, 2014. There were no PS or PSU awards granted during the three months ended June 30, 2013. During the six months ended June 30, 2013, PS awards of 389,930 shares and PSU awards of 16,208 units were granted at a weighted-average grant date fair value of $20.39 and $20.50, respectively. On the grant dates, the target number of shares ("target shares") was granted. During the performance period, the target shares will be earned or forfeited, and additional shares, up to the maximum number of shares, may be granted at the end of the performance period. The potential payouts for nonvested awards at June 30, 2014 range from zero to 726,176 PS or PSU awards should certain performance targets be achieved. PS and PSU awards will vest on March 1, 2016, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense for awards granted is recognized based on the targeted payout of 100%, net of estimated forfeitures. Compensation expense recognized related to PS and PSUs was $0.4 million and $1.0 million for the three and six months ended June 30, 2014, respectively, and $0.6 million and $1.2 million, for the three and six months ended June 30, 2013,

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

respectively. Total future compensation expense for all PS and PSUs granted as of June 30, 2014, is approximately $3.9 million. Estimated future compensation expense is $1.2 million for 2014, $2.3 million for 2015 and $0.4 million for 2016.

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

The following table is a summary of RS and RSU award activity for the six months ended June 30, 2014:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2013	735,357	$20.88	1.4	49,673	$20.49	1.6
Granted	706,490	23.44		17,767	23.45
Vested	(98,696)	40.48		(3,217)	38.86
Forfeited	(11,889)	18.55		—	—
Nonvested at June 30, 2014	1,331,262	$20.81	2.0	64,223	$20.39	1.7

During the three months ended June 30, 2014, RS awards of 4,679 shares were granted at a weighted-average grant date fair value of $21.66. There were no RSU awards granted during three months ended June 30, 2014. During the six months ended June 30, 2014, RS awards of 706,490 shares and RSU awards of 17,767 units were granted at a weighted-average grant date fair value of $23.44 and $23.45, respectively. There were no RS or RSU awards granted during the three months ended June 30, 2013. During the six months ended June 30, 2013, RS awards of 408,146 shares and RSU awards of 32,671 units were granted at a weighted-average grant date fair value of $20.39 and $20.72, respectively. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs was $2.0 million and $3.0 million for the three and six months ended June 30, 2014, respectively, and $1.2 million and $2.6 million for the three and six months ended June 30, 2013, respectively. Total future compensation expense for all RS and RSUs granted as of June 30, 2014, is approximately $19.4 million. Estimated future compensation expense is $4.6 million for 2014, $8.2 million for 2015, $5.7 million for 2016 and $0.9 million for 2017.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the six months ended June 30, 2014:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	79,096	$18.95
Granted	26,316	23.45
Dividend equivalents granted	2,451	19.60
Settled	—	—
Forfeited	—	—
Outstanding at June 30, 2014	107,863	$20.06

There were no DSU awards granted during the three months ended June 30, 2014. During the six months ended June 30, 2014, DSU awards of 26,316 units were granted at a weighted-average grant date fair value of $23.45. There were no DSU awards granted during the three months ended June 30, 2013. During the six months ended June 30, 2013, DSU awards of 33,115 units were granted at a weighted-average grant date fair value of $20.39. The DSU awards are fully vested on the grant date. Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Dividend equivalents were granted during the three and six months ended June 30, 2014 of 1,427 units and 2,451 units, respectively. Dividend equivalents were granted during the three and six months ended June 30, 2013 of 948 units and 1,886 units, respectively. There was no compensation expense recorded for DSUs during the three months ended June 30, 2014, and $0.6 million of compensation expense was recorded for DSUs during the six months ended June 30, 2014. There was no compensation expense recorded for DSUs during the three months ended June 30, 2013, and $0.7 million of compensation expense was recorded for DSUs during the six months ended June 30, 2013. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 17. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A common stock ($0.025 par value)	80.0
June 30, 2014		34.6	5.4	40.0
December 31, 2013		33.8	6.2	40.0

Class B common stock ($0.025 par value)	80.0
June 30, 2014		14.2	0.8	15.0
December 31, 2013		14.2	0.8	15.0

Class C common stock ($0.025 par value)	20.0
June 30, 2014		—	0.5	0.5
December 31, 2013		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at June 30, 2014 and December 31, 2013. The Company has no present plans to issue any preferred stock.

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's then outstanding shares of class A, class B and class C common stock for the six months ended June 30, 2014 and 2013:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2014
Q2 2014 Dividend	May 19, 2014	June 9, 2014	June 20, 2014	$0.30
Q1 2014 Dividend	February 26, 2014	March 12, 2014	March 21, 2014	0.30
2013
Q2 2013 Dividend	May 20, 2013	June 10, 2013	June 21, 2013	$0.30
Q1 2013 Dividend	March 4, 2013	March 18, 2013	March 29, 2013	0.30

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Common Stock and Other Equity and Noncontrolling Interests

Activity impacting the Company's common stock and other equity and noncontrolling interests for the six months ended June 30, 2014 was as follows:

	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2013	$1,288.9	$(1.3)
Net loss attributable to Quad/Graphics common shareholders	(31.6)	—
Net loss attributable to noncontrolling interests	—	(0.3)
Translation adjustments	0.2	—
Dividends declared	(31.0)	—
Stock-based compensation charges	8.6	—
Sale of stock for options exercised	1.3	—
Shares withheld from employees for the tax obligation on equity grants	(1.0)	—
Tax benefit on equity award activity	(0.8)	—
Purchase of additional ownership in Morvillo(1)	(1.6)	1.6
Pension and other postretirement benefit plan adjustments, net of tax	(1.9)	—
Balance at June 30, 2014	$1,231.1	$—
______________________________

(1)
With the purchase of additional ownership in Morvillo, the Company adjusted the noncontrolling interest on the condensed consolidated balance sheet, which was in a deficit position due to losses incurred at Morvillo. See Note 2, "Acquisitions and Strategic Investments," for further discussion.

Note 18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2014, were as follows:

	Translation Adjustments	Pension and Other Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2013	$(43.3)	$37.7	$(5.6)
Other comprehensive income before reclassifications	0.2	—	0.2
Amounts reclassified from accumulated other comprehensive loss to net loss	—	(1.9)	(1.9)
Net other comprehensive loss	0.2	(1.9)	(1.7)
Balance at June 30, 2014	$(43.1)	$35.8	$(7.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2013, were as follows:

	Translation Adjustments	Pension and Other Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2012	$(20.7)	$(39.7)	$(60.4)
Other comprehensive loss before reclassifications	(17.0)	—	(17.0)
Amounts reclassified from accumulated other comprehensive loss to net loss	(2.4)	(1.7)	(4.1)
Net other comprehensive loss	(19.4)	(1.7)	(21.1)
Balance at June 30, 2013	$(40.1)	$(41.4)	$(81.5)

The details about the reclassifications from accumulated other comprehensive loss to net loss for the three and six months ended June 30, 2014 and 2013, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Condensed Consolidated Statements of Operations Presentation
	2014	2013	2014	2013
Revaluation gain on sale of businesses	$—	$—	$—	$(2.4)	Selling, general and administrative expenses

Amortization of pension and other postretirement benefit plan adjustments	$(1.5)	$(1.4)	$(3.0)	$(2.8)	Selling, general and administrative expenses
Income tax benefit	0.5	0.5	1.1	1.1	Income tax benefit
Amortization of pension and other postretirement benefit plan adjustments, net of tax	$(1.0)	$(0.9)	$(1.9)	$(1.7)

Total reclassifications for the period, net of tax	$(1.0)	$(0.9)	$(1.9)	$(4.1)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
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

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. Unrestricted subsidiaries under the Senior Unsecured Notes indenture represent less than 2.0% of total consolidated assets as of June 30, 2014 and less than 2.0% of total consolidated net sales for the three and six months ended June 30, 2014.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the three and six months ended June 30, 2014 and 2013:

	Net Sales		Operating Income/(Loss)	Restructuring, Impairment and Transaction-Related Charges
	Products	Services
Three months ended June 30, 2014
United States Print and Related Services	$840.3	$148.0	$15.1	$15.8
International	105.9	4.8	(0.9)	0.2
Total operating segments	946.2	152.8	14.2	16.0
Corporate	—	—	(13.7)	3.9
Total	$946.2	$152.8	$0.5	$19.9

Three months ended June 30, 2013
United States Print and Related Services	$866.2	$139.7	$25.9	$14.8
International	101.9	3.0	(7.7)	3.9
Total operating segments	968.1	142.7	18.2	18.7
Corporate	—	—	(23.4)	10.5
Total	$968.1	$142.7	$(5.2)	$29.2

Six months ended June 30, 2014
United States Print and Related Services	$1,682.9	$291.6	$37.4	$25.3
International	217.0	10.3	(0.8)	0.7
Total operating segments	1,899.9	301.9	36.6	26.0
Corporate	—	—	(25.1)	5.8
Total	$1,899.9	$301.9	$11.5	$31.8

Six months ended June 30, 2013
United States Print and Related Services	$1,730.4	$284.7	$48.0	$30.5
International	220.2	5.0	(7.2)	5.0
Total operating segments	1,950.6	289.7	40.8	35.5
Corporate	—	—	(46.9)	19.6
Total	$1,950.6	$289.7	$(6.1)	$55.1

Restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2014 and 2013 are further described in Note 3, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income/(loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income (loss) to loss before income taxes and equity in loss of unconsolidated entities as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income (loss)	$0.5	$(5.2)	$11.5	$(6.1)
Less: interest expense	23.5	21.3	44.4	43.2
Less: loss on debt extinguishment	6.0	—	6.0	—
Loss before income taxes and equity in loss of unconsolidated entities	$(29.0)	$(26.5)	$(38.9)	$(49.3)

Note 20. New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on certain share-based payment awards, which clarifies the treatment of performance targets that can be met after the requisite service period of a share-based payment award. Under the new guidance, an entity should treat the performance targets that can be met after the requisite period of service as performance conditions that affect vesting. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements.

In May 2014, FASB issued new guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption not permitted. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements and determining which transition method to use.

In April 2014, the FASB issued new guidance on the presentation of discontinued operations, which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company plans to adopt this new guidance effective January 1, 2015. The adoption of this guidance may impact whether future disposals qualify as discontinued operations and, therefore, could impact the Company’s financial statement presentation and disclosures.

Note 21. Subsequent Events

On August 5, 2014, the Company declared a quarterly dividend of $0.30 per share, which will be paid on September 19, 2014, to shareholders of record as of September 8, 2014.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013, including the notes thereto, included in Part I, "Financial Information," Item 1,"Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2013, and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2014.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for the (1) three months ended June 30, 2014, to the three months ended June 30, 2013, and (2) the six months ended June 30, 2014 to the six months ended June 30, 2013. The comparability of the Company's results of operations between periods was impacted by acquisitions, including the 2013 acquisitions of Vertis, Novia, Proteus and Transpak and the 2014 acquisitions of Brown Printing and UniGraphic. The results of operations of all acquisitions are included in the Company's condensed consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

•	The impact of significant overcapacity in the highly competitive commercial printing industry, which creates downward pricing pressure and fluctuating demand for printing services;

•	The inability of the Company to reduce costs and improve operating efficiency rapidly enough to meet market conditions;

•	The impact of electronic media and similar technological changes including digital substitution by consumers;

•	The impact of changes in postal rates, service levels or regulations;

•	The impact of changing future economic conditions;

•	The failure to renew long-term contracts with clients on favorable terms or at all;

•	The failure of clients to perform under long-term contracts due to financial or other reasons or due to client consolidation;

•	The failure to successfully identify, manage, complete and integrate acquisitions and investments, including the integration of the operations of Vertis and Brown Printing;

•	The impact of increased business complexity as a result of the Company's entry into additional markets;

•	The impact of fluctuations in costs (including labor-related costs, energy costs, freight rates and raw materials) and the impact of fluctuations in the availability of raw materials;

•	The impact of regulatory matters and legislative developments or changes in laws, including changes in privacy and environmental laws;

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and includes all of the product and related service offerings described above. The United States Print and Related Services segment accounted for approximately 90% of the Company's consolidated net sales during the three and six months ended June 30, 2014, respectively.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 10% of the Company's consolidated net sales during the three and six months ended June 30, 2014, respectively.

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

The Company increased consolidated debt and capital leases by $176 million at June 30, 2014, as compared to December 31, 2013, primarily to fund acquisitions and strategic investments (such as Brown Printing and UniGraphic), seasonal working capital needs and higher capital expenditures. The Brown Printing acquisition will further contribute to the Company's cash generation, after expending the initial up-front integration costs, and, consistent with past consolidating acquisitions (such as World Color Press and Vertis) will help deleverage the Company's balance sheet over the long-term. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $212 million and has reduced the obligations for pension, postretirement and MEPPs by $391 million.

The Company has been working diligently to integrate acquired companies thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 through June 30, 2014 have resulted in the announcement of 23 plant closures and have reduced headcount by approximately 7,600 employees.

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

In this increasingly multichannel marketplace, the Company believes that the printing industry will need to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers, as well as driving production efficiencies in response to continued downward print pricing pressures. The Company invested $84 million in capital projects during the six months ended June 30, 2014, and intends to invest a total of $160 million to $175 million in new capital projects in 2014.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities, or acquisitions. Some recent examples of the Company's acquisition activities are as follows:

•
On May 30, 2014, the Company completed the $100 million acquisition of Brown Printing. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States.

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

•
On November 7, 2013, the Company completed the $13 million acquisition of Novia, an Indianapolis, Indiana healthcare solutions company. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Novia operates approximately 50 clinics focusing on delivering advanced health and wellness solutions to employees and dependents.

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

Results of Operations for the Three Months Ended June 30, 2014, Compared to the Three Months Ended June 30, 2013

Summary Results

The Company's operating income (loss), operating margin, net loss attributable to Quad/Graphics common shareholders (computed using a 40% normalized tax rate) and diluted loss per share attributable to Quad/Graphics common shareholders for the three months ended June 30, 2014, changed from the three months ended June 30, 2013, as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Net Loss Attributable to Quad/Graphics Common Shareholders	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended June 30, 2013	$(5.2)	(0.5)%	$(27.2)	$(0.59)
2014 restructuring, impairment and transaction-related charges(1)	(19.9)	(1.8)%	(11.9)	(0.25)
2013 restructuring, impairment and transaction-related charges(2)	29.2	2.6%	17.5	0.37
Increase in interest expense(3)	N/A	N/A	(1.3)	(0.03)
Loss on debt extinguishment(4)	N/A	N/A	(3.6)	(0.08)
Increase in income tax benefit(5)	N/A	N/A	8.0	0.17
Decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax(6)	N/A	N/A	(2.1)	(0.04)
Decrease in operating income(7)	(3.6)	(0.3)%	(2.2)	(0.03)
For the Three Months Ended June 30, 2014	$0.5	—%	$(22.8)	$(0.48)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $19.9 million incurred during the three months ended June 30, 2014, included:

a.	$12.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$2.0 million of impairment charges, including $1.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Pomona, California, as well as other capacity reduction restructuring initiatives, and $0.5 million of land and building impairment charges as a result of the Bristol, Pennsylvania plant closure;

c.
$0.7 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Brown Printing;

d.
$1.9 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.	$2.6 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $29.2 million incurred during the three months ended June 30, 2013, included:

a.	$4.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

a.
$6.0 million of impairment charges, including $0.9 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives and $5.1 million; of land and building impairment charges as a result of plant closures primarily for Mexico City, Mexico and Olive Branch, Mississippi;

b.
$0.2 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Vertis;

c.
$9.7 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

d.	$9.0 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense increased $2.2 million ($1.3 million, net of tax) during the three months ended June 30, 2014, to $23.5 million. This change was due to higher debt levels in the second quarter of 2014 as compared to the second quarter of 2013, primarily related to acquisitions and a higher weighted average interest rate on borrowings due to the debt financing completed during the second quarter of 2014.

(4)
A non-recurring $6.0 million loss on debt extinguishment ($3.6 million, net of tax) was recognized during the three months ended June 30, 2014 as part of the $1.9 billion debt financing arrangements completed on April 28, 2014. The $6.0 million loss represents certain debt issuance costs that were expensed.

(5)
The increase in income tax benefit of $8.0 million as calculated in the following table is primarily due to losses in foreign jurisdictions in 2013 that the Company did not receive a tax benefit and tax expense for other discrete items in 2013.

	Three Months Ended June 30,
	2014	2013	$ Change
Loss before income taxes and equity in loss of unconsolidated entities	$(29.0)	$(26.5)	$(2.5)
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax benefit at 40% normalized tax rate	(11.6)	(10.6)	(1.0)

Income tax benefit from the condensed consolidated statements of operations	(9.6)	(0.6)	9.0

Increase in income tax benefit	$(2.0)	$(10.0)	$8.0

(6)
The decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax, of $2.1 million during the three months ended June 30, 2014, was primarily related to $1.4 million in lower equity earnings at Plural, the Company's Brazilian joint venture.

(7)
Operating income, excluding restructuring, impairment and transaction-related charges, decreased $3.6 million ($2.2 million, net of tax) primarily due to $6.2 million in net gains in 2013 from favorable legal, environmental and bankruptcy related settlements, that did not repeat at the same level in 2014, and a decline in earnings from ongoing industry volume and pricing pressures. These declines were partially offset by lower employee-related costs, including labor productivity improvements. The following discussion provides additional details.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended June 30,
	2014		2013
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$946.2	86.1%	$968.1	87.2%	$(21.9)	(2.3)%
Services	152.8	13.9%	142.7	12.8%	10.1	7.1%
Total net sales	1,099.0	100.0%	1,110.8	100.0%	(11.8)	(1.1)%
Cost of sales:
Products	782.3	71.2%	786.9	70.9%	(4.6)	(0.6)%
Services	110.6	10.1%	106.9	9.6%	3.7	3.5%
Total cost of sales	892.9	81.3%	893.8	80.5%	(0.9)	(0.1)%
Selling, general & administrative expenses	100.4	9.1%	105.1	9.5%	(4.7)	(4.5)%
Depreciation and amortization	85.3	7.8%	87.9	7.9%	(2.6)	(3.0)%
Restructuring, impairment and transaction-related charges	19.9	1.8%	29.2	2.6%	(9.3)	(31.8)%
Total operating expenses	1,098.5	100.0%	1,116.0	100.5%	(17.5)	(1.6)%
Operating income (loss)	$0.5	—%	$(5.2)	(0.5)%	$5.7	nm

Net Sales

Product sales decreased $21.9 million, or 2.3%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to ongoing volume and pricing pressures from excess capacity in the printing industry, lower paper sales and negative foreign exchange impact. These decreases were partially offset by an increase in product sales primarily resulting from the Brown Printing acquisition, which was completed on May 30, 2014.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $10.1 million, or 7.1%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to increased sales of QuadMed, LLC ("QuadMed") medical services and an increase in logistics sales resulting from the acquisition of Brown Printing.

Cost of Sales

Cost of product sales decreased $4.6 million, or 0.6%, for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to lower print and paper volumes and lower employee-related costs, including labor productivity improvements. These reductions were partially offset by increased cost of sales primarily resulting from the acquisition of Brown Printing.

Cost of product sales as a percentage of total net sales increased from 70.9% for the three months ended June 30, 2013, to 71.2% for the three months ended June 30, 2014, primarily related to the impact of pricing on product sales as discussed above.

Cost of service sales increased $3.7 million, or 3.5%, for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to additional cost of service sales resulting from sales generated by QuadMed medical services, partially offset by lower employee-related costs.

Cost of service sales as a percentage of total net sales increased from 9.6% for the three months ended June 30, 2013, to 10.1% for the three months ended June 30, 2014, primarily due to increased freight costs and increased costs of QuadMed medical services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.7 million, or 4.5%, for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to $5.9 million in reduced employee-related costs and $2.8 million in lower foreign currency transaction losses. These decreases were partially offset by $4.2 million of gains recorded in 2013 from favorable legal, environmental and bankruptcy related settlements that did not repeat at the same level in 2014. Selling, general and administrative expenses as a percentage of net sales decreased from 9.5% for the three months ended June 30, 2013, to 9.1% for the three months ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization decreased $2.6 million, or 3.0%, for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to a $4.0 million decrease in depreciation expense. The decreased depreciation expense is a result of property, plant and equipment becoming fully depreciated over the past year. Partially offsetting the decrease in depreciation expense was a $1.4 million increase in amortization expense, primarily due to amortization of customer relationship intangible assets from the companies acquired during 2013 and 2014.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $9.3 million, or 31.8%, for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to a $7.8 million decrease in acquisition-related integration costs, a $6.4 million decrease in other restructuring costs and a $4.0 million decrease in impairment charges, partially offset by an $8.4 million increase in employee termination charges and a $0.5 million increase in transaction-related charges.

Restructuring, impairment and transaction-related charges of $19.9 million incurred in the three months ended June 30, 2014, included: (1) $12.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $2.0 million of impairment charges, including $1.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Pomona, California, as well as other capacity reduction restructuring initiatives and $0.5 million of land and building impairment charges as a result of the Bristol, Pennsylvania plant closure, (3) $0.7 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Brown Printing, (4) $1.9 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $2.6 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $29.2 million incurred in the three months ended June 30, 2013, included: (1) $4.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $6.0 million of impairment charges, including $0.9 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives and $5.1 million of land and building impairment charges as a result of plant closures primarily for Mexico City, Mexico and Olive Branch, Mississippi, (3) $0.2 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Vertis, (4) $9.7 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $9.0 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, were as follows:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$76.4	7.0%	$81.4	7.3%

EBITDA decreased $5.0 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to $8.0 million in net gains in 2013 from favorable legal, environmental and bankruptcy related settlements that did not repeat at the same level in 2014, the $6.0 million loss on debt extinguishment recorded in 2014 and the margin impact of a $11.8 million, or 1.1%, decrease in net sales due to ongoing volume and pricing pressures from excess capacity in the printing industry. These impacts were partially offset by $9.3 million of decreased restructuring, impairment and transaction-related charges and lower employee-related costs, including labor productivity improvements.

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

	Three Months Ended June 30,
	2014	2013
	(dollars in millions)
Net loss attributable to Quad/Graphics common shareholders(1)	$(22.8)	$(27.2)
Interest expense	23.5	21.3
Income tax benefit	(9.6)	(0.6)
Depreciation and amortization	85.3	87.9
EBITDA	$76.4	$81.4
______________________________

(1)	Net loss attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $19.9 million and $29.2 million for the three months ended June 30, 2014, and 2013, respectively.

b.	Loss on debt extinguishment of $6.0 million for the three months ended June 30, 2014.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended June 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$840.3	$866.2	$(25.9)	(3.0)%
Services	148.0	139.7	8.3	5.9%
Operating income (including restructuring, impairment and transaction-related charges)	15.1	25.9	(10.8)	(41.7)%
Operating margin	1.5%	2.6%	N/A	N/A
Restructuring, impairment and transaction-related charges	$15.8	$14.8	$1.0	6.8%

Net Sales

Product sales for the United States Print and Related Services segment decreased $25.9 million, or 3.0%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to ongoing volume and pricing pressures from excess capacity in the printing industry and lower paper sales. These decreases were partially offset by increased product sales resulting from the acquisition of Brown Printing.

Service sales for the United States Print and Related Services segment increased $8.3 million, or 5.9%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to increased sales of QuadMed medical services and increased logistics sales resulting from the acquisition of Brown Printing.

Operating Income

Operating income for the United States Print and Related Services segment decreased $10.8 million, or 41.7%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to the margin impact of lower product sales as detailed above and $1.0 million in increased restructuring, impairment and transaction-related charges. These decreases to operating income were partially offset by $12.7 million lower employee-related costs, including labor productivity improvements.

Operating margin for the United States Print and Related Services segment decreased 1.1% from 2.6% for the three months ended June 30, 2013, to 1.5% for the three months ended June 30, 2014, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended June 30, 2014, were $15.8 million, consisting of: (1) $10.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $2.0 million of impairment charges including, $1.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Pomona, California, as well as other capacity reduction restructuring initiatives and $0.5 million of land and building impairment charges as a result of the Bristol, Pennsylvania plant closure, (3) $1.5 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $2.2 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended June 30, 2013, were $14.8 million, consisting of: (1) $3.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $2.5 million of impairment charges including, $0.9 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives and $1.6 million of land and building impairment charges as a result of plant closures primarily for Olive Branch, Mississippi and (3) $8.7 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Three Months Ended June 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$105.9	$101.9	$4.0	3.9%
Services	4.8	3.0	1.8	60.0%
Operating loss (including restructuring, impairment and transaction-related charges)	(0.9)	(7.7)	6.8	(88.3)%
Operating margin	(0.8)%	(7.3)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$0.2	$3.9	$(3.7)	(94.9)%
Equity in loss of unconsolidated entities	(3.4)	(1.7)	(1.7)	100.0%

Net Sales

Product sales for the International segment increased $4.0 million, or 3.9%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to $8.1 million of increased sales in Europe driven by higher paper sales, higher volumes and a positive impact from foreign currency translation, partially offset by lower sales in Latin America driven by a negative impact from foreign currency translation and lower volumes. Latin American product sales decreased from 2013 by $4.1 million primarily due to sales declines in Argentina, Peru and Colombia.

Service sales for the International segment increased $1.8 million, or 60.0%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to an increase in logistics sales in Europe.

Operating Loss

Operating loss for the International segment decreased $6.8 million, or 88.3%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to $3.7 million of lower restructuring, impairment and integration expenses, $1.7 million of lower foreign currency transaction losses and a $0.9 million decrease in bad debt expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended June 30, 2014, were $0.2 million consisting of: (1) $0.1 million of employee termination costs related to workforce reduction through facility consolidation and involuntary separation programs and (2) $0.1 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended June 30, 2013, were $3.9 million, consisting of: (1) $0.3 million of employee termination costs related to workforce reduction through facility consolidation and involuntary separation programs, (2) $3.5 million of land and building impairment charges as a result of plant closures primarily for Mexico City, Mexico and (3) $0.1 million of other restructuring charges.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also holds a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in loss of unconsolidated entities in the International segment increased $1.7 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to a $1.4 million decrease in equity earnings at Plural, which has experienced an increase in bad debt expense and a decrease in print volumes and pricing.

Unrestricted Subsidiaries

Unrestricted subsidiaries under the Senior Unsecured Notes indenture represent less than 2.0% of total consolidated net sales for the three months ended June 30, 2014.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended June 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$13.7	$23.4	$(9.7)	(41.5)%
Restructuring, impairment and transaction-related charges	3.9	10.5	(6.6)	(62.9)%

Corporate operating expenses decreased $9.7 million, or 41.5%, for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to a $6.6 million decrease in restructuring, impairment and transaction-related charges, $2.7 million in pension and other postretirement income for the three months ended June 30, 2014 that is now being allocated to Corporate instead of the United States Print and Related Services segment in 2013 and $0.7 million of lower employee-related costs.

Corporate restructuring, impairment and transaction-related charges for the three months ended June 30, 2014, were $3.9 million consisting of: (1) $2.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.7 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Brown Printing, (3) $0.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.3 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended June 30, 2013, were $10.5 million, consisting of: (1) $0.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.2 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Vertis, (3) $9.7 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.2 million of other restructuring charges.

Results of Operations for the Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013

Summary Results

The Company's operating income (loss), operating margin, net loss attributable to Quad/Graphics common shareholders (computed using a 40% normalized tax rate) and diluted loss per share attributable to Quad/Graphics common shareholders for the six months ended June 30, 2014, changed from the six months ended June 30, 2013, as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Net Loss Attributable to Quad/Graphics Common Shareholders	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the six months ended June 30, 2013	$(6.1)	(0.3)%	$(41.2)	$(0.89)
2014 restructuring, impairment and transaction-related charges(1)	(31.8)	(1.4)%	(19.1)	(0.40)
2013 restructuring, impairment and transaction-related charges(2)	55.1	2.5%	33.1	0.71
Increase in interest expense(3)	N/A	N/A	(0.7)	(0.01)
Loss on debt extinguishment(4)	N/A	N/A	(3.6)	(0.08)
Increase in income tax benefit(5)	N/A	N/A	5.8	0.12
Decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax(6)	N/A	N/A	(2.5)	(0.05)
Decrease in operating income(7)	(5.7)	(0.3)%	(3.4)	(0.07)
For the six months ended June 30, 2014	$11.5	0.5%	$(31.6)	$(0.67)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $31.8 million incurred during the six months ended June 30, 2014, included:

a.	$18.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$3.1 million of impairment charges, including $2.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Pomona, California, as well as other capacity reduction restructuring initiatives, and $0.5 million of land and building impairment charges as a result of the Bristol, Pennsylvania plant closure;

c.
$1.3 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic;

d.
$4.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.	$4.1 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $55.1 million incurred during the six months ended June 30, 2013, included:

a.	$7.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$9.7 million of impairment charges including $4.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Dubuque, Iowa and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives and $5.1 million of land and building impairment charges as a result of plant closures primarily for Mexico City, Mexico and Olive Branch, Mississippi;

c.
$3.2 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Vertis;

d.
$15.1 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.	$19.4 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense increased $1.2 million ($0.7 million, net of tax) during the six months ended June 30, 2014, to $44.4 million. This change was due to higher debt levels in the six months of 2014 as compared to the six months of 2013, primarily related to acquisitions and a higher weighted average interest rate on borrowings due to the debt financing completed in the second quarter of 2014.

(4)
A non-recurring $6.0 million loss on debt extinguishment ($3.6 million, net of tax) was recognized during the six months ended June 30, 2014 as part of the $1.9 billion debt financing arrangements completed on April 28, 2014. The $6.0 million loss represents certain debt issuance costs that were expensed.

(5)	The increase in income tax benefit of $5.8 million as calculated in the following table is primarily due to losses in foreign jurisdictions in 2013 that the Company did not receive a tax benefit.

	Six Months Ended June 30,
	2014	2013	$ Change
Loss before income taxes and equity in loss of unconsolidated entities	$(38.9)	$(49.3)	$10.4
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax benefit at 40% normalized tax rate	(15.6)	(19.7)	4.1

Income tax benefit from the condensed consolidated statements of operations	(10.8)	(9.1)	1.7

Increase in income tax benefit	$(4.8)	$(10.6)	$5.8

(6)
The decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax, of $2.5 million during the six months ended June 30, 2014, was primarily related to $2.2 million in lower equity earnings at Plural, the Company's Brazilian joint venture.

(7)
Operating income, excluding restructuring, impairment and transaction-related charges, decreased $5.7 million ($3.4 million, net of tax) primarily due to a decline in earnings from ongoing industry volume and pricing pressures, as well as $9.3 million in net gains in 2013 from favorable legal, environmental and bankruptcy related settlements, that did not repeat in 2014, and a gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural. These declines were partially offset by lower employee-related costs, including labor productivity improvements. The following discussion provides additional details.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Six Months Ended June 30,
	2014		2013
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$1,899.9	86.3%	$1,950.6	87.1%	$(50.7)	(2.6)%
Services	301.9	13.7%	289.7	12.9%	12.2	4.2%
Total net sales	2,201.8	100.0%	2,240.3	100.0%	(38.5)	(1.7)%
Cost of sales:
Products	1,565.9	71.1%	1,588.3	70.9%	(22.4)	(1.4)%
Services	219.6	10.0%	215.3	9.6%	4.3	2.0%
Total cost of sales	1,785.5	81.1%	1,803.6	80.5%	(18.1)	(1.0)%
Selling, general & administrative expenses	203.9	9.3%	211.0	9.4%	(7.1)	(3.4)%
Depreciation and amortization	169.1	7.7%	176.7	7.9%	(7.6)	(4.3)%
Restructuring, impairment and transaction-related charges	31.8	1.4%	55.1	2.5%	(23.3)	(42.3)%
Total operating expenses	2,190.3	99.5%	2,246.4	100.3%	(56.1)	(2.5)%
Operating income (loss)	$11.5	0.5%	$(6.1)	(0.3)%	$17.6	nm

Net Sales

Product sales decreased $50.7 million, or 2.6%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to ongoing volume and pricing pressures from excess capacity in the printing industry, lower paper sales and negative foreign exchange impact. These decreases were partially offset by an increase in product sales resulting from the acquisition of Brown Printing.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $12.2 million, or 4.2%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased sales of QuadMed medical services and increased logistics sales resulting from the acquisition of Brown Printing.

Cost of Sales

Cost of product sales decreased $22.4 million, or 1.4%, for the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to lower print and paper volumes and lower employee-related costs, including labor productivity improvements. These reductions were partially offset by increased cost of sales resulting from the acquisition of Brown Printing.

Cost of product sales as a percentage of total net sales increased from 70.9% for the six months ended June 30, 2013, to 71.1% for the six months ended June 30, 2014 primarily related to the impact of pricing on product sales as discussed above.

Cost of service sales increased $4.3 million, or 2.0%, for the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to additional cost of service sales resulting from sales generated by the QuadMed medical services and the acquisition of Brown Printing, partially offset by lower employee-related costs.

Cost of service sales as a percentage of total net sales increased from 9.6% for the six months ended June 30, 2013, to 10.0% for the six months ended June 30, 2014, primarily due to increased freight costs and increased costs of QuadMed medical services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $7.1 million, or 3.4%, for the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to $10.1 million in reduced employee-related costs, $2.3 million in decreased sales promotion expense and $1.6 million in decreased foreign currency transaction losses. These decreases were partially offset by $7.3 million of net gains recorded in 2013 that did not repeat in 2014 or at the same level in 2014, of which $4.2 million was due to legal, environmental and bankruptcy related expenses and $1.7 million was a gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural. Selling, general and administrative expenses as a percentage of net sales decreased from 9.4% for the six months ended June 30, 2013, to 9.3% for the six months ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization decreased $7.6 million, or 4.3%, for the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to a $10.6 million decrease in depreciation expense. The decreased depreciation expense is a result of property, plant and equipment becoming fully depreciated over the past year. Partially offsetting the decrease in depreciation expense was a $3.0 million increase in amortization expense, primarily due to amortization of customer relationship intangible assets from the companies acquired during 2013 and 2014.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $23.3 million, or 42.3%, for the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to a $15.3 million decrease in other restructuring costs, a $10.5 million decrease in acquisition-related integration costs, a $6.6 million decrease in impairment charges and a $1.9 million decrease in transaction-related charges, partially offset by an $11.0 million increase in employee termination charges.

Restructuring, impairment and transaction-related charges of $31.8 million incurred in the six months ended June 30, 2014, included: (1) $18.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.1 million of impairment charges, including $2.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Pomona, California, as well as other capacity reduction restructuring initiatives and $0.5 million of land and building impairment charges as a result of the Bristol, Pennsylvania plant closure, (3) $1.3 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic, (4) $4.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $4.1 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $55.1 million incurred in the six months ended June 30, 2013, included: (1) $7.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $9.7 million of impairment charges including $4.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Dubuque, Iowa and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives and $5.1 million of land and building impairment charges as a result of plant closures primarily for Mexico City, Mexico and Olive Branch, Mississippi, (3) $3.2 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Vertis, (4) $15.1 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $19.4 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, were as follows:

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$171.1	7.8%	$169.6	7.6%

EBITDA increased $1.5 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to $23.3 million of decreased restructuring, impairment and transaction-related charges and lower employee-related costs, including labor productivity improvements. These impacts were partially offset by $11.1 million in net favorable gains in 2013, that did not repeat at the same level in 2014, the margin impact of a $38.5 million, or 1.7%, decrease in net sales due to ongoing volume and pricing pressures from excess capacity in the printing industry and the $6.0 million loss on debt extinguishment recorded in 2014.

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

	Six Months Ended June 30,
	2014	2013
	(dollars in millions)
Net loss attributable to Quad/Graphics common shareholders(1)	$(31.6)	$(41.2)
Interest expense	44.4	43.2
Income tax benefit	(10.8)	(9.1)
Depreciation and amortization	169.1	176.7
EBITDA	$171.1	$169.6
______________________________

(1)	Net loss attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $31.8 million and $55.1 million for the six months ended June 30, 2014, and 2013, respectively.

b.	Loss on debt extinguishment of $6.0 million for the six months ended June 30, 2014.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Six Months Ended June 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$1,682.9	$1,730.4	$(47.5)	(2.7)%
Services	291.6	284.7	6.9	2.4%
Operating income (including restructuring, impairment and transaction-related charges)	37.4	48.0	(10.6)	(22.1)%
Operating margin	1.9%	2.4%	N/A	N/A
Restructuring, impairment and transaction-related charges	$25.3	$30.5	$(5.2)	(17.0)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $47.5 million, or 2.7%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to ongoing volume and pricing pressures from excess capacity in the printing industry and lower paper sales. These decreases were partially offset by increased product sales resulting from the acquisition of Brown Printing.

Service sales for the United States Print and Related Services segment increased $6.9 million, or 2.4%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased sales of QuadMed medical services and increased logistics sales resulting from the acquisition of Brown Printing.

Operating Income

Operating income for the United States Print and Related Services segment decreased $10.6 million, or 22.1%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to the margin impact of lower product sales as detailed above. This was partially offset by $27.1 million lower employee-related costs, including labor productivity improvements, and $5.2 million in decreased restructuring, impairment and transaction-related charges.

Operating margin for the United States Print and Related Services segment decreased 0.5% from 2.4% for the six months ended June 30, 2013, to 1.9% for the six months ended June 30, 2014, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the six months ended June 30, 2014, were $25.3 million, consisting of: (1) $15.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.1 million of impairment charges including $2.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Pomona,California, as well as other capacity reduction restructuring initiatives and $0.5 million of land and building impairment charges as a result of the Bristol, Pennsylvania plant closure, (3) $3.9 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $3.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the six months ended June 30, 2013, were $30.5 million, consisting of: (1) $6.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $5.5 million of impairment charges, including $3.9 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Dubuque, Iowa and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives and $1.6 million of land and building impairment charges as a result of plant closures primarily for Olive Branch, Mississippi and (3) $18.5 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Six Months Ended June 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$217.0	$220.2	$(3.2)	(1.5)%
Services	10.3	5.0	5.3	106.0%
Operating loss (including restructuring, impairment and transaction-related charges)	(0.8)	(7.2)	6.4	(88.9)%
Operating margin	(0.4)%	(3.2)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$0.7	$5.0	$(4.3)	(86.0)%
Equity in loss of unconsolidated entities	(3.8)	(1.5)	(2.3)	(153.3)%

Net Sales

Product sales for the International segment decreased $3.2 million, or 1.5%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to lower sales in Latin America driven by a negative impact from foreign currency translation and lower volumes. Latin American product sales decreased from 2013 by $13.7 million due to sales declines in Peru, Argentina, Colombia and Mexico. This decrease was partially offset by $11.0 million of increased sales in Europe driven by higher paper sales, a positive impact from foreign currency translation, and higher volumes.

Service sales for the International segment increased $5.3 million, or 106.0%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to an increase in logistics sales in Europe.

Operating Loss

Operating loss for the International segment decreased $6.4 million, or 88.9%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to $5.3 million of lower employee-related costs and $4.3 million of lower restructuring, impairment and integration expenses, partially offset by a $1.7 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural that did not recur in 2014, and the margin impact of lower product sales in Latin America.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the six months ended June 30, 2014, were $0.7 million, consisting of: (1) $0.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs and (2) $0.3 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the six months ended June 30, 2013, were $5.0 million, consisting of: (1) $0.3 million of employee termination costs related to workforce reductions through facility consolidations and involuntary separation programs, (2) $4.2 million of impairment charges, including $0.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Pila, Poland, as well as other capacity reduction restructuring initiatives, and $3.5 million of land and building impairment charges as a result of plant closures primarily for Mexico City, Mexico and (3) $0.5 million of other restructuring charges.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also holds a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in loss of unconsolidated entities in the International segment increased $2.3 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to a $2.2 million decrease in equity earnings at Plural, which has experienced a decrease in print volumes and pricing.

Unrestricted Subsidiaries

Unrestricted subsidiaries under the Senior Unsecured Notes indenture represent less than 2.0% of total consolidated net sales for the six months ended June 30, 2014.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Six Months Ended June 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$25.1	$46.9	$(21.8)	(46.5)%
Restructuring, impairment and transaction-related charges	5.8	19.6	(13.8)	(70.4)%

Corporate operating expenses decreased $21.8 million, or 46.5%, for the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to a $13.8 million decrease in restructuring, impairment and transaction-related charges, $5.5 million in pension and other postretirement income for the six months ended June 30, 2014 that is now being allocated to Corporate instead of the United States Print and Related Services segment in 2013 and $2.3 million of lower employee-related costs.

Corporate restructuring, impairment and transaction-related charges for the six months ended June 30, 2014, were $5.8 million, consisting of: (1) $3.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.3 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic, (3) $0.7 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.5 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the six months ended June 30, 2013, were $19.6 million, consisting of: (1) $0.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.2 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Vertis, (3) $15.1 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.4 million of other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and $767.0 million of unused available capacity under its revolving credit facilities, net of issued letters of credit, as of June 30, 2014, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders and shareholder dividends. Borrowings under the $850.0 million revolving credit facility were $31.0 million as of June 30, 2014, and peak borrowings during the three and six months ended June 30, 2014 were $315.0 million.

Net Cash Provided by Operating Activities

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Net cash provided by operating activities was $78.9 million for the six months ended June 30, 2014, compared to $216.9 million for the six months ended June 30, 2013, resulting in a $138.0 million decrease in cash provided by operating activities. The decrease was primarily due to a $130.8 million decrease in cash flows from changes in operating assets and liabilities and a $5.0 million decrease in dividends from unconsolidated entities. The $130.8 million decrease in cash flows from changes in operating assets and liabilities was primarily related to an estimated $77 million benefit realized in the first half of 2013 from the restoration of normalized working capital levels following the acquisition of Vertis, which was acquired without normalized levels of accounts payable and accrued liabilities. In addition, there was $54 million increased use of cash from higher seasonal working capital primarily related to decreased accounts payable balances due to the timing of payments between years.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Net cash used in investing activities was $187.7 million for the six months ended June 30, 2014, compared to $298.6 million for the six months ended June 30, 2013, resulting in a $110.9 million decrease in cash used in investing activities. The decrease was primarily due to $129.1 million of reduced cash payments related to acquisitions and strategic investments, predominantly driven by the $235.4 million net cash paid for the Vertis acquisition on January 16, 2013, less the $96.4 million net cash paid for the Brown acquisition on May 30, 2014. This was partially offset by a $13.9 million increase in purchases of property, plant and equipment during the first half of 2014, which included $16.5 million of higher investment in 2014 as compared to 2013 for prior year carryover machinery and equipment projects.

Net Cash Provided by Financing Activities

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Net cash provided by financing activities was $111.7 million for the six months ended June 30, 2014, compared to $79.9 million for the six months ended June 30, 2013, resulting in a $31.8 million increase in cash provided by financing activities. The increase was primarily due to a $52.6 million increase in net debt borrowings in 2014 as compared to 2013, less $14.3 million of debt issuance costs paid related to the April 28, 2014 $1.9 billion debt financing arrangements. The higher net debt borrowings in 2014 are primarily related to the May 30, 2014 acquisition of Brown Printing, financing seasonal working capital fluctuations and higher capital expenditures in 2014 compared to 2013.

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

Free Cash Flow for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was as follows:

	Six Months Ended June 30,
	2014	2013
	(dollars in millions)
Net cash provided by operating activities	$78.9	$216.9
Less: purchases of property, plant and equipment	(83.6)	(69.7)
Free Cash Flow	$(4.7)	$147.2

Free Cash Flow decreased $151.9 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due to a $138.0 million decrease in net cash provided by operating activities and an increase in capital expenditures of $13.9 million. The $138.0 million decrease in net cash provided by operating activities includes an estimated $77 million benefit realized in the six months ended June 30, 2013 from the restoration of normalized working capital levels following the acquisition of Vertis and $54 million of higher seasonal working capital primarily related to decreased accounts payable balances due to the timing of payments between years. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows and the "Net Cash Used in Investing Activities" section above for further explanations of the change in purchases of property, plant and equipment.

Debt Leverage Ratio

Debt Leverage Ratio is defined as total debt and capital lease obligations divided by the sum of: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net loss attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section above), (2) restructuring, impairment and transaction-related charges, (3) loss on debt extinguishment and (4) pro forma historical results related to the May 30, 2014 acquisition of Brown Printing.

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

The Debt Leverage Ratio calculated below differs from both the total leverage ratio and senior secured leverage ratio included in the Company's debt covenant calculations (see Note 10, "Debt," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for further information on debt covenants). The total leverage ratio included in the Company's debt covenants includes letters of credit as debt, excludes non-cash stock-based compensation expense from EBITDA and includes certain pro forma historical results of acquisitions and divestitures in EBITDA. Similarly, the senior secured leverage ratio included in the Company's debt covenants includes and excludes the same adjustments as the total leverage ratio, in addition to the exclusion of the outstanding balance of the Senior Unsecured Notes.

The Debt Leverage Ratio at June 30, 2014 and December 31, 2013, was as follows:

	June 30, 2014		December 31, 2013
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,582.4		$1,406.8

Divided by:
Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$561.3		$577.1
July 1, 2013 to May 29, 2014 Brown Printing pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio(1)	27.4
EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$588.7		$577.1

Debt Leverage Ratio	2.69	x	2.44	x
______________________________

(1)
As permitted by the Senior Secured Credit Facility, certain pro forma financial information related to the acquisition of Brown Printing was included when calculating the Debt Leverage Ratio as of June 30, 2014. As the acquisition of Brown Printing was completed on May 30, 2014, the $27.4 million pro forma Adjusted EBITDA represents the period from July 1, 2013 to May 29, 2014. Pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for Brown Printing was calculated in a consistent manner with the calculation above for Quad/Graphics. Brown Printing's financial information for the month of June 2014 has been included within the Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio as the results of Brown Printing have been consolidated with Quad/Graphics' financial results since the date of acquisition. If the pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for Brown Printing was not included in the calculation, the Company's Debt Leverage Ratio would have been 2.82x.

The calculation of Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the trailing twelve months ended June 30, 2014 and December 31, 2013, were as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Six Months Ended
	December 31, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	$32.5	$(31.6)	$(41.2)	$42.1
Interest expense(1)	85.5	44.4	43.2	86.7
Income tax expense (benefit)(1)	23.3	(10.8)	(9.1)	21.6
Depreciation and amortization(1)	340.5	169.1	176.7	332.9
EBITDA	$481.8	$171.1	$169.6	$483.3
Restructuring, impairment and transaction-related charges(1)	95.3	31.8	55.1	72.0
Loss on debt extinguishment(1)	—	6.0	—	6.0
Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$577.1	$208.9	$224.7	$561.3
______________________________

(1)	Financial information for the year ended December 31, 2013 is included as reported in the Company's 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

The Debt Leverage Ratio increased 0.25x at June 30, 2014, compared to December 31, 2013, due to increased borrowings in 2014 of $175.6 million primarily to fund acquisitions and strategic investments (such as Brown Printing and UniGraphic), seasonal working capital needs and higher capital expenditures. The Debt Leverage Ratio also increased due to a decrease in the trailing twelve month Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio. The Debt Leverage Ratio at June 30, 2014 of 2.69x is above management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above or below the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities and seasonal working capital needs.

Debt Obligations

On April 28, 2014, the Company completed its $1.9 billion debt financing arrangements, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion Senior Secured Credit Facility and $300 million of Senior Unsecured Notes.

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

The Senior Unsecured Notes bear interest at 7.0% and are due May 1, 2022. The Senior Unsecured Notes are or will be unconditionally guaranteed, on a joint and several basis, by all of the current domestic subsidiaries of the Company.

The Senior Secured Credit Facility and the Senior Unsecured Notes were entered into to extend and stagger the Company's debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the

Company to execute on its strategic goals. The proceeds from the Senior Secured Credit Facility and Senior Unsecured Notes were used to: (1) repay the Company's previous revolving credit facility, Term Loan A, Term Loan B and the international term loan, (2) fund the acquisition of Brown Printing and (3) for general corporate purposes. See Note 10, "Debt," to the condensed consolidated financial statements in Item 1,"Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for further details on these debt arrangements.

During the six months ended June 30, 2014, the Company utilized a combination of the following significant debt instruments to fund cash requirements, including:

•	Senior Secured Credit Facility which includes:

◦	$850.0 million Revolving Credit Facility ($31.0 million outstanding as of June 30, 2014);

◦	$450.0 million Term Loan A ($450.0 million outstanding as of June 30, 2014); and

◦	$300.0 million Term Loan B ($297.1 million outstanding as of June 30, 2014);

•	Senior Unsecured Notes ($300.0 million outstanding as of June 30, 2014); and

•	Master Note and Security Agreement ($451.6 million outstanding as of June 30, 2014).

Covenants and Compliance

As of June 30, 2014, the Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of June 30, 2014 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt (less certain unrestricted domestic cash) to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended June 30, 2014, the Company's leverage ratio was 2.64 to 1.00).

•
On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt (less certain unrestricted domestic cash) to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2014, the Company's senior secured leverage ratio was 2.15 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended June 30, 2014, the Company's interest coverage ratio was 6.88 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended June 30, 2014, the Company's fixed charge coverage ratio was 4.07 to 1.00).

•
Consolidated net worth of at least $793.8 million plus 40% of positive consolidated net income cumulatively for each year. As of June 30, 2014, consolidated net worth must be at least $793.8 million (as of June 30, 2014, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.15 billion).

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock, including:

•
If the Company's total leverage ratio is greater than 3.00 to 1.00 (as defined in the Senior Secured Credit Facility), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.

•
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

The indenture underlying the Senior Unsecured Notes contains various covenants, including, but not limited to, covenants that, subject to certain exceptions, limit the Company's and its restricted subsidiaries' ability to: incur and/or guarantee additional debt; pay dividends, repurchase stock or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate, transfer or dispose of substantially all of the Company's consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.

As of June 30, 2014, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2014, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on February 27, 2014, except:

•
the Company increased its consolidated debt and capital lease obligations by $367.9 million, which included a $192.3 million change in anticipated future interest payments, during the six months ended June 30, 2014 as a result of the completion of the April 28, 2014, $1.9 billion debt financing arrangements (see Note 10, "Debt," to the condensed consolidated financial statements in Item 1,"Condensed Consolidated Financial Statements (Unaudited)," "Debt Obligations" and "Covenants and Compliance" of this Quarterly Report on Form 10-Q for further details on these debt arrangements).

New Accounting Pronouncements

In June 2014, the FASB issued new guidance on certain share-based payment awards, which clarifies the treatment of performance targets that can be met after the requisite service period of a share-based payment award. Under the new guidance, an entity should treat the performance targets that can be met after the requisite period of service as performance conditions that affect vesting. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements.

In May 2014, FASB issued new guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption not permitted. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements and determining which transition method to use.

In April 2014, the FASB issued new guidance on the presentation of discontinued operations, which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company plans to adopt this new guidance effective January 1, 2015. The adoption of this guidance may impact whether future disposals qualify as discontinued operations and, therefore, could impact the Company’s financial statement presentation and disclosures.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of June 30, 2014, the Company had fixed rate debt and capital leases outstanding of $788.4 million at a current weighted average interest rate of 7.1% and variable rate debt outstanding of $794.0 million at a current weighted average interest rate of 3.2%. The variable rate debt outstanding at June 30, 2014 is primarily comprised of the $1.6 billion Senior Secured Credit Facility entered into on April 28, 2014, including $450.0 million outstanding on the $450.0 million term loan A, $297.1 million outstanding on the $300.0 million term loan B and $31.0 million outstanding on the $850.0 million revolving credit facility. The term loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage. At June 30, 2014, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.7% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at June 30, 2014, by approximately $26.5 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has an allowance for doubtful accounts of $67.1 million as of June 30, 2014, and $58.9 million as of December 31, 2013.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three and six months ended June 30, 2014, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A, "Risk Factors," of the Company's 2013 Annual Report on Form 10-K, filed with the SEC on February 27, 2014. No material changes to such risk factors occurred during the period from January 1, 2014 through June 30, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the second quarter ended June 30, 2014. As of June 30, 2014, there were $91.8 million of authorized repurchases remaining under the program.

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

QUAD/GRAPHICS, INC.

Date:	August 7, 2014	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2014	By:	/s/ David J. Honan
David J. Honan
Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended June 30, 2014

Exhibits

Exhibit Number	Exhibit Description

(10.1)	Form of Performance Share Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan

(10.2)	Form of Performance Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101*)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

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