Form 10-Q
period 2014-09-30
Quad/Graphics, Inc.
filed 2014-11-07
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of October 31, 2014

Class A Common Stock	34,637,310

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended September 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales
Products	$1,068.3	$1,055.3	$2,968.2	$3,005.9
Services	168.1	150.7	470.0	440.4
Total net sales	1,236.4	1,206.0	3,438.2	3,446.3
Cost of sales
Products	864.2	843.8	2,430.1	2,432.1
Services	113.2	106.4	332.8	321.7
Total cost of sales	977.4	950.2	2,762.9	2,753.8
Operating expenses
Selling, general and administrative expenses	107.0	101.6	310.9	312.6
Depreciation and amortization	84.3	82.0	253.4	258.7
Restructuring, impairment and transaction-related charges	14.1	27.8	45.9	82.9
Total operating expenses	1,182.8	1,161.6	3,373.1	3,408.0
Operating income	$53.6	$44.4	$65.1	$38.3
Interest expense	25.1	20.9	69.5	64.1
Loss on debt extinguishment	—	—	6.0	—
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	28.5	23.5	(10.4)	(25.8)
Income tax expense (benefit)	3.1	10.4	(7.7)	1.3
Earnings (loss) before equity in loss of unconsolidated entities	25.4	13.1	(2.7)	(27.1)
Equity in loss of unconsolidated entities	(1.0)	(0.5)	(4.8)	(2.0)
Net earnings (loss)	$24.4	$12.6	$(7.5)	$(29.1)
Net loss attributable to noncontrolling interests	—	0.4	0.3	0.9
Net earnings (loss) attributable to Quad/Graphics common shareholders	$24.4	$13.0	$(7.2)	$(28.2)

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic	$0.51	$0.27	$(0.16)	$(0.62)
Diluted	$0.50	$0.26	$(0.16)	$(0.62)

Dividends declared per share	$0.30	$0.30	$0.90	$0.90

Weighted average number of common shares outstanding:
Basic	47.5	47.0	47.4	46.9
Diluted	48.6	48.1	47.4	46.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings (loss)	$24.4	$12.6	$(7.5)	$(29.1)
Other comprehensive income (loss)
Translation adjustments	(23.0)	2.0	(22.8)	(17.4)
Pension and other postretirement benefit plan adjustments	(1.5)	(1.3)	(4.5)	(4.1)
Other comprehensive income (loss), before tax	(24.5)	0.7	(27.3)	(21.5)

Income tax benefit related to pension and other postretirement benefit plan adjustments	0.6	0.5	1.7	1.6

Other comprehensive income (loss), net of tax	(23.9)	1.2	(25.6)	(19.9)

Total comprehensive income (loss)	0.5	13.8	(33.1)	(49.0)

Less: comprehensive loss attributable to noncontrolling interests	—	0.3	0.3	0.8

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$0.5	$14.1	$(32.8)	$(48.2)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$18.8	$13.1
Receivables, less allowances for doubtful accounts of $65.1 million at September 30, 2014 and $58.9 million at December 31, 2013	767.5	698.9
Inventories	348.1	272.5
Prepaid expenses and other current assets	55.6	37.2
Deferred income taxes	50.1	48.1
Short-term restricted cash	9.5	4.5
Total current assets	1,249.6	1,074.3

Property, plant and equipment—net	1,921.4	1,925.5
Goodwill	772.1	773.1
Other intangible assets—net	177.6	221.8
Long-term restricted cash	31.9	51.5
Equity method investments in unconsolidated entities	41.4	57.1
Other long-term assets	74.6	62.4
Total assets	$4,268.6	$4,165.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$387.6	$401.0
Amounts owing in satisfaction of bankruptcy claims	1.4	2.5
Accrued liabilities	366.7	350.7
Short-term debt and current portion of long-term debt	102.2	127.6
Current portion of capital lease obligations	5.2	7.0
Total current liabilities	863.1	888.8

Long-term debt	1,505.8	1,265.7
Unsecured notes to be issued	9.1	18.0
Capital lease obligations	9.1	6.5
Deferred income taxes	407.9	395.2
Other long-term liabilities	252.5	303.9
Total liabilities	3,047.5	2,878.1

Commitments and contingencies (Note 8)

Quad/Graphics common stock and other equity (Note 17)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	966.9	983.1
Treasury stock, at cost	(221.1)	(248.8)
Retained earnings	505.1	558.8
Accumulated other comprehensive loss	(31.2)	(5.6)
Quad/Graphics common stock and other equity	1,221.1	1,288.9
Noncontrolling interests	—	(1.3)
Total common stock and other equity and noncontrolling interests	1,221.1	1,287.6
Total liabilities and shareholders' equity	$4,268.6	$4,165.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(7.5)	$(29.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	253.4	258.7
Impairment charges	6.2	18.5
Amortization of debt issuance costs and original issue discount	3.2	3.1
Loss on debt extinguishment	6.0	—
Stock-based compensation charges	13.2	13.5
Loss on sales or disposal of property, plant and equipment	—	0.1
Deferred income taxes	10.5	(1.2)
Equity in loss of unconsolidated entities	4.8	2.0
Dividends from unconsolidated entities	—	5.0
Changes in operating assets and liabilities—net of acquisitions	(215.0)	(51.2)
Net cash provided by operating activities	74.8	219.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(113.1)	(117.6)
Cost investment in unconsolidated entities	(4.1)	(2.5)
Proceeds from the sale of property, plant and equipment	0.8	6.4
Transfers from restricted cash	14.6	4.5
Acquisition of Brown Printing—net of cash acquired (Note 2)	(96.4)	—
Acquisition of Vertis—net of cash acquired (Note 2)	—	(235.4)
Acquisition of other businesses—net of cash acquired	(16.1)	(1.5)
Net cash used in investing activities	(214.3)	(346.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,047.0	—
Payments of long-term debt	(732.3)	(73.4)
Payments of capital lease obligations	(5.8)	(7.9)
Borrowings on revolving credit facilities	1,010.2	1,225.9
Payments on revolving credit facilities	(1,108.9)	(971.8)
Payments of debt issuance costs	(14.3)	—
Bankruptcy claim payments on unsecured notes to be issued	(7.9)	(4.5)
Sale of stock for options exercised	1.8	6.5
Shares withheld from employees for the tax obligation on equity grants	(1.0)	—
Tax (expense) benefit on equity award activity	(0.9)	0.5
Payments of dividends	(43.6)	(42.0)
Net cash provided by financing activities	144.3	133.3
Effect of exchange rates on cash and cash equivalents	0.9	(3.2)
Net increase in cash and cash equivalents	5.7	3.4
Cash and cash equivalents at beginning of period	13.1	16.9
Cash and cash equivalents at end of period	$18.8	$20.3

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisitions of Brown Printing and Vertis (Note 2):
Fair value of assets acquired—net of cash	$148.4	$327.3
Liabilities assumed	(52.0)	(66.0)
Deposit paid in 2012 related to Vertis acquisition	—	(25.9)
Acquisitions of Brown Printing and Vertis—net of cash acquired	$96.4	$235.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
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

The financial information contained herein reflects all normal recurring adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2014 and 2013. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Acquisitions and Strategic Investments

2014 Brown Printing Company Acquisition

The Company completed the acquisition of Brown Printing Company ("Brown Printing") on May 30, 2014, for $100.0 million. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States. The purchase of Brown Printing was accounted for using the acquisition method of accounting under GAAP. The Company recorded the preliminary allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the acquisition date. The Company used cash on hand and borrowings under its revolving credit facility to finance the acquisition.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
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

The preliminary allocation of the purchase price and unaudited pro forma condensed combined financial information is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The final purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The valuation of the net assets acquired of $100.0 million was classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized over their estimated useful lives of six years.

2014 Anselmo L. Morvillo S.A. Investment

The Company increased its ownership in Anselmo L. Morvillo S.A. ("Morvillo") in Argentina from 85% to 97% for $6.5 million during March 2014. The Company historically consolidated the results of Morvillo into the Company's condensed consolidated financial statements and presented the 15% portion of Morvillo's results not owned by the Company as noncontrolling interest. The noncontrolling interest in Morvillo has been reduced to an insignificant amount as of March 31, 2014, and no noncontrolling interest is reflected from April 1, 2014 forward.

2014 UniGraphic, Inc. Acquisition

The Company completed the acquisition of UniGraphic, Inc. ("UniGraphic"), a commercial and specialty printing company based in the Boston metro area, on February 5, 2014. UniGraphic offers commercial and specialty printing, in-store marketing, digital and fulfillment solutions for a wide variety of industries including arts and entertainment, education, financial, food, healthcare, mass media, pharmaceutical and retail. The net purchase price of $12.4 million for UniGraphic includes $8.9 million of net cash paid on February 5, 2014, and an estimated $3.5 million of future cash payments related to the acquisition. Identifiable customer relationship intangible assets of $8.3 million have been recorded through the preliminary purchase price allocation, and will be amortized over six years. The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The final purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. UniGraphic's operations are included in the United States Print and Related Services segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

2013 Proteus Packaging and Transpak Corporation Acquisitions

The Company completed the acquisition of Wisconsin-based Proteus Packaging (“Proteus”) as well as its sister company Transpak Corporation (“Transpak”), on December 18, 2013, for $49.1 million. Payments of $43.1 million were made on December 18, 2013, upon the completion of the acquisition, and the remaining $6.0 million represented the Company's estimate for a deferred payment to be made in 2014. Payment of $5.0 million of the deferred payment was made as of September 30, 2014. The remaining $1.0 million deferred payment will be paid upon the finalization of the valuation of the net assets and is recorded in accrued liabilities on the condensed consolidated balance sheets.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

2013 Novia CareClinics, LLC Acquisition

The Company completed the acquisition of Novia CareClinics, LLC ("Novia"), an Indianapolis, Indiana healthcare solutions company, on November 7, 2013 for $13.3 million. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Identifiable customer relationship intangibles of $13.5 million have been recorded through the final purchase price allocation. Identifiable customer relationship intangible assets are amortized over their estimated useful lives of six years. The final purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $13.3 million was classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Novia's operations are included in the United States Print and Related Services segment.

2013 Vertis Holdings, Inc. Acquisition

The Company completed the acquisition of substantially all of the assets of Vertis Holdings, Inc. ("Vertis") on January 16, 2013 for $265.4 million. Vertis was a leading provider of retail inserts, direct marketing and in-store marketing solutions. The acquisition of Vertis enhanced the Company's position as a leader in the production of retail inserts, direct marketing and in-store marketing solutions that the Company can provide to its clients and enhanced its integrated offerings. The purchase of Vertis was accounted for using the acquisition method of accounting under GAAP. The Company did not acquire certain assets and assume certain liabilities of Vertis and its subsidiaries in this asset acquisition, including, among other liabilities, their underfunded pension and postretirement obligations. The Company used cash on hand and borrowings under its revolving credit facility to finance the acquisition.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(actual)	(pro forma)	(pro forma)	(pro forma)
Pro forma net sales	$1,236.4	$1,309.2	$3,583.4	$3,779.4
Pro forma net earnings (loss) attributable to common shareholders	24.4	15.3	(8.0)	(25.2)
Pro forma diluted net earnings (loss) per share attributable to common shareholders	0.50	0.31	(0.18)	(0.56)

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2014 and 2013, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee termination charges	$2.4	$4.9	$21.1	$12.6
Impairment charges	3.1	8.8	6.2	18.5
Transaction-related charges	0.4	0.3	1.7	3.5
Integration costs	4.1	6.2	8.7	21.3
Other restructuring charges	4.1	7.6	8.2	27.0
Total	$14.1	$27.8	$45.9	$82.9

The costs related to these activities have been recorded on the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 19, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminate excess manufacturing capacity and properly align its cost structure. The Company has announced a total of 23 plant closures and has reduced headcount by approximately 8,200 employees since 2010.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The Company announced the closures of the Marengo, Iowa; Pomona, California; St. Cloud, Minnesota and Woodstock, Illinois plants during the nine months ended September 30, 2014. The Company recorded the following charges as a result of these and other restructuring programs for the three and nine months ended September 30, 2014 and 2013:

•
Employee termination charges of $2.4 million and $21.1 million during the three and nine months ended September 30, 2014, respectively, and $4.9 million and $12.6 million during the three and nine months ended September 30, 2013, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $4.1 million and $8.7 million during the three and nine months ended September 30, 2014, respectively, and $6.2 million and $21.3 million during the three and nine months ended and September 30, 2013, respectively. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

•
Other restructuring charges of $4.1 million and $8.2 million during the three and nine months ended September 30, 2014, respectively, which consisted of: (1) $2.7 million and $5.2 million, respectively, of vacant facility carrying costs, (2) $1.1 million and $1.5 million, respectively, of equipment and infrastructure removal costs from closed plants and (3) $0.3 million and $1.5 million, respectively, of lease exit charges. Other restructuring charges of $7.6 million and $27.0 million during the three and nine months ended September 30, 2013, respectively, which consisted of: (1) $2.2 million and $12.1 million, respectively, of vacant facility carrying costs, (2) $0.9 million and $5.7 million, respectively, of equipment and infrastructure removal costs from closed plants and (3) $4.5 million and $9.2 million, respectively, of lease exit charges.

The restructuring charges recorded are based on plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $3.1 million and $6.2 million during the three and nine months ended September 30, 2014, respectively, consisting of: (1) $2.4 million and $5.0 million, respectively, of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Pomona, California, as well as other capacity reduction restructuring initiatives and (2) $0.7 million and $1.2 million, respectively, of land and building impairment charges as a result of facility consolidations in Bristol, Pennsylvania and Poland.

The Company recognized impairment charges of $8.8 million and $18.5 million during the three and nine months ended September 30, 2013, respectively, consisting of: (1) $6.4 million and $11.0 million, respectively, of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa, Jonesboro, Arkansas, Pittsburgh, California and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives and (2) $2.4 million and $7.5 million, respectively, of land and building impairment charges as a result of facility consolidations in Corinth, Mississippi and Mexico.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $0.4 million and $1.7 million during the three and nine months ended September 30, 2014, respectively, which primarily included professional service fees for the acquisitions of Brown Printing and Unigraphic. The Company recognized transaction-related charges of $0.3 million and $3.5 million during the three and nine months ended September 30, 2013, respectively, which primarily included professional service fees for the acquisitions of Vertis and Novia. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the nine months ended September 30, 2014, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2013	$4.8	$—	$0.2	$3.7	$19.3	$28.0
Expense	21.1	6.2	1.7	8.7	8.2	45.9
Cash payments	(16.7)	—	(1.5)	(9.0)	(13.8)	(41.0)
Non-cash adjustments	(0.3)	(6.2)	—	(1.5)	0.8	(7.2)
Balance at September 30, 2014	$8.9	$—	$0.4	$1.9	$14.5	$25.7

The Company's restructuring, impairment and transaction-related reserves at September 30, 2014 included a short-term and a long-term component. The short-term portion included $16.4 million in accrued liabilities and $1.5 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $7.8 million is included in other long-term liabilities (see Note 13, "Other Long-Term Liabilities") in the condensed consolidated balance sheets, of which $6.6 million is classified in restructuring reserve and $1.2 million is classified in multiemployer pension plans ("MEPPs") withdrawal liability (see Note 14, "Employee Retirement Plans," for further details on the Company's MEPPs).

Note 4. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. No indications of impairment were identified during the nine months ended September 30, 2014. Goodwill at September 30, 2014 and December 31, 2013, did not include any accumulated impairment losses. No goodwill impairment was recorded during the three and nine months ended September 30, 2014 or 2013.

Activity impacting the Company's goodwill for the nine months ended September 30, 2014, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2013	$746.2	$26.9	$773.1
Translation adjustment	—	(1.0)	(1.0)
Balance at September 30, 2014	$746.2	$25.9	$772.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The components of other intangible assets at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014				December 31, 2013
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$6.3	$(5.2)	$1.1	5	$6.5	$(5.2)	$1.3
Customer relationships	6	457.2	(282.3)	174.9	6	444.9	(226.4)	218.5
Capitalized software	5	4.8	(4.1)	0.7	5	4.3	(3.6)	0.7
Acquired technology	5	6.9	(6.0)	0.9	5	7.3	(6.0)	1.3

Total finite-lived intangible assets		$475.2	$(297.6)	$177.6		$463.0	$(241.2)	$221.8

Amortization expense for other intangible assets was $19.9 million and $58.0 million for the three and nine months ended September 30, 2014, respectively, and $17.5 million and $52.6 million for the three and nine months ended September 30, 2013, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of September 30, 2014:

Amortization Expense
Remainder of 2014	$19.2
2015	77.4
2016	45.7
2017	13.3
2018	12.8
2019 and thereafter	9.2
Total	$177.6

Note 5. Inventories

The components of the Company's inventories at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Raw materials and manufacturing supplies	$197.3	$174.9
Work in process	93.1	46.6
Finished goods	57.7	51.0
Total	$348.1	$272.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 6. Property, Plant and Equipment

The components of the Company's property, plant and equipment at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Land	$148.2	$145.8
Buildings	963.1	937.8
Machinery and equipment	3,625.4	3,509.9
Other(1)	222.1	213.1
Construction in progress	56.3	32.6
	5,015.1	4,839.2
Less: accumulated depreciation	(3,093.7)	(2,913.7)
Total	$1,921.4	$1,925.5
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

Property, plant, and equipment increased $70.8 million during the nine months ended September 30, 2014, related to the Brown Printing acquisition (see Note 2, "Acquisitions and Strategic Investments").

The Company recorded impairment charges of $3.1 million and $6.2 million for the three and nine months ended September 30, 2014, respectively, and $8.8 million and $18.5 million for the three and nine months ended September 30, 2013, respectively, to reduce the carrying amounts of certain land, buildings and machinery and equipment no longer being utilized in production to fair value (see Note 3, "Restructuring, Impairment and Transaction-Related Charges" for further discussion on impairment charges).

The Company recognized depreciation expense of $64.4 million and $195.4 million for the three and nine months ended September 30, 2014, respectively, and $64.5 million and $206.1 million for the three and nine months ended September 30, 2013, respectively.

Assets Held for Sale

Certain closed facilities are considered held for sale. The net book value of the assets held for sale was $5.0 million and $5.6 million as of September 30, 2014 and December 31, 2013, respectively. These assets were valued at their fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
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

The combined condensed statements of operations for Plural and Chile for the three and nine months ended September 30, 2014 and 2013, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$46.1	$48.7	$142.4	$157.7
Operating loss	(1.4)	(0.7)	(7.0)	(1.4)
Net loss	(1.8)	(1.0)	(9.4)	(3.5)

Note 8. Commitments and Contingencies

Litigation

The Company is named as a defendant in various lawsuits in which claims are asserted against the Company in the normal course of business. The liabilities, if any, which may ultimately result from such lawsuits are not expected by management to have a material impact on the condensed consolidated financial statements of the Company.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.4 million and $2.5 million of such recorded claims have yet to be paid as of September 30, 2014, and December 31, 2013, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an amount equaling 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. Each allowed Class 3 Claim will also receive accrued interest and a 5% prepayment redemption premium thereon (the total aggregate maximum principal, interest and prepayment redemption premium for all Class 3 Claims is $89.2 million). In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 Claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 Claim or (2) excess amounts not required for Class 3 Claim payments will revert to the Company.

In the nine months ended September 30, 2014, $7.9 million of the restricted cash was paid to Class 3 Claim creditors. The Company received $8.9 million in the nine months ended September 30, 2014, as the restriction was released for amounts no longer required to be held in deposit for Class 3 Claims. At September 30, 2014, $39.2 million of the maximum potential payout to the Class 3 Claim creditors remains and is classified as restricted cash in the condensed consolidated balance sheets. Based on the Company's analysis of the outstanding claims, the Company has a liability of $9.1 million at September 30, 2014, classified as unsecured notes to be issued in the condensed consolidated balance sheets. Activity impacting the Company's restricted cash and unsecured notes to be issued for the nine months ended September 30, 2014, was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2013	$56.0	$18.0
Class 3 Claim payments during 2014	(7.9)	(7.9)
Restricted cash returned to Quad/Graphics	(8.9)	—
Non-cash adjustment	—	(1.0)
Balance at September 30, 2014	$39.2	$9.1

The components of the Company's restricted cash at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Defeasance of unsecured notes to be issued	$39.2	$56.0
Other	2.2	—
Total restricted cash	$41.4	$56.0
Less: Short-term restricted cash	9.5	4.5
Long-term restricted cash	$31.9	$51.5

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, payments for amounts owing in satisfaction of bankruptcy claims could be materially higher than the amounts accrued on the condensed consolidated balance sheets, which would require additional cash payments to be made and expense to be recorded for the amount exceeding the Company's estimate. Amounts

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

payable related to the unsecured notes could exceed current estimates, which would require additional expense to be recorded. In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete.

Note 10. Debt

Long-term debt consisted of the following as of September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013
Master note and security agreement	$436.5	$490.2
Term loan A—$450.0 million due April 2019	444.4	—
Term loan A—$450.0 million due July 2017	—	416.3
Term loan B—$300.0 million due April 2021	296.4	—
Term loan B—$200.0 million due July 2018	—	194.8
Revolving credit facility—$850.0 million due April 2019	106.2	—
Revolving credit facility—$850.0 million due July 2017	—	209.8
Senior unsecured notes—$300.0 million due May 2022	300.0	—
International term loan—$71.9 million	—	58.2
International revolving credit facility—$15.2 million	2.1	2.3
Equipment term loans	14.1	16.4
Other	8.3	5.3
Total debt	$1,608.0	$1,393.3
Less: short-term debt and current portion of long-term debt	(102.2)	(127.6)
Long-term debt	$1,505.8	$1,265.7

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.6 billion and $1.4 billion at September 30, 2014 and December 31, 2013, respectively. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

$1.9 Billion Debt Financing Arrangements

The Company completed its $1.9 billion debt financing arrangements on April 28, 2014, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion senior secured credit facility (the “Senior Secured Credit Facility”) and an offering of $300 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022 (the “Senior Unsecured Notes”). The Senior Secured Credit Facility and the Senior Unsecured Notes were entered into to extend and stagger the Company’s debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals. The proceeds from the Senior Secured Credit Facility and Senior Unsecured Notes were used to: (1) repay the Company’s previous revolving credit facility, Term Loan A, Term Loan B and the international term loan, (2) fund the acquisition of Brown Printing and (3) for general corporate purposes.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
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

Senior Unsecured Notes

The Company received $294.8 million in net proceeds from the sale of the Senior Unsecured Notes, after deducting the initial purchasers’ discounts and commissions. The Senior Unsecured Notes are unconditionally guaranteed, on a joint and several basis, by each of the Company's existing and future wholly-owned domestic subsidiaries that is a borrower or guarantees indebtedness under the Company's Senior Secured Credit Facility or that guarantees certain of the Company's other indebtedness or indebtedness of the Company's restricted subsidiaries (other than intercompany indebtedness) (the "Guarantor Subsidiaries").

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

The loss on debt extinguishment recorded in the condensed consolidated statements of operations for the nine months ended September 30, 2014, was comprised of the following:

Loss on Debt Extinguishment
Debt issuance costs:
Loss on debt extinguishment from July 26, 2011 $1.5 billion debt financing arrangement fees that were previously capitalized	$2.1
Debt issuance costs from April 28, 2014 $1.9 billion debt financing arrangement	3.3
Original issue discount:
Original issue discount from July 26, 2011 $1.5 billion debt financing arrangement	0.6
Total	$6.0

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Activity impacting the Company's capitalized debt issuance costs for the nine months ended September 30, 2014, was as follows:

Capitalized Debt Issuance Costs
Balance at December 31, 2013	$13.9
Capitalized debt issuance costs from April 28, 2014 $1.9 billion debt financing arrangement	11.0
Loss on debt extinguishment from July 26, 2011 $1.5 billion debt financing arrangement fees that were previously capitalized	(2.1)
Amortization of debt issuance costs	(2.9)
Balance at September 30, 2014	$19.9

Activity impacting the Company's original issue discount for the nine months ended September 30, 2014, was as follows:

Original Issue Discount
Balance at December 31, 2013	$0.7
Original issue discount from April 28, 2014 $1.9 billion debt financing arrangement	3.0
Loss on debt extinguishment from July 26, 2011 $1.5 billion debt financing arrangement	(0.6)
Amortization of original issue discount	(0.3)
Balance at September 30, 2014	$2.8

Amortization expense for debt issuance costs and original issue discount was $1.1 million and $3.2 million for the three and nine months ended September 30, 2014, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2013, respectively. The debt issuance costs and original issue discount are being amortized on a straight-line basis over the five, seven and eight year lives of the related debt instruments.

Covenants and Compliance

The Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2014 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt (less certain unrestricted domestic cash) to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2014, the Company's leverage ratio was 2.76 to 1.00).

•
On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt (less certain unrestricted domestic cash) to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2014, the Company's senior secured leverage ratio was 2.26 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended September 30, 2014, the Company's interest coverage ratio was 6.45 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended September 30, 2014, the Company's fixed charge coverage ratio was 4.01 to 1.00).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

•
Consolidated net worth of at least $793.8 million plus 40% of positive consolidated net income cumulatively for each year. As of September 30, 2014, consolidated net worth must be at least $793.8 million (as of September 30, 2014, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.15 billion).

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

The Company’s liability for unrecognized tax benefits was $34.3 million at September 30, 2014, a decrease of $10.2 million since December 31, 2013, primarily due to the expiration of applicable statutes of limitations. The Company anticipates a decrease to its liability for unrecognized tax benefits of $5.4 million within the next twelve months due to resolution of audits or statute expirations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
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

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of September 30, 2014.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of September 30, 2014 and December 31, 2013. See Note 10, "Debt," for further discussion on the fair value of the Company's debt.

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

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of September 30, 2014.

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the three and nine months ended September 30, 2014 and 2013, as the Company takes delivery in the normal course of business.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 13. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Single employer pension and postretirement obligations	$75.8	$109.2
Multiemployer pension plans—withdrawal liability	42.2	53.1
Tax-related liabilities	16.3	24.6
Employee-related liabilities	62.1	54.5
Restructuring reserve	6.6	8.5
Other	49.5	54.0
Total	$252.5	$303.9

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

The components of the net pension income and net postretirement benefits income for the three and nine months ended September 30, 2014 and 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pension income
Interest cost	$(7.3)	$(7.1)	$(21.9)	$(21.1)
Expected return on plan assets	8.6	7.5	25.8	22.5
Net periodic pension benefit income	1.3	0.4	3.9	1.4
Amortization of actuarial loss	—	(0.1)	—	(0.2)
Net pension income	$1.3	$0.3	$3.9	$1.2

Postretirement benefits income
Interest cost	$—	$—	$(0.1)	$(0.1)
Amortization of prior service credit	1.5	1.4	4.4	4.3
Amortization of actuarial gain	—	—	0.1	—
Net postretirement benefits income	$1.5	$1.4	$4.4	$4.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The Company made the following contributions and benefit payments to its defined benefit pension and postretirement plans during the nine months ended September 30, 2014:

Nine Months Ended
September 30, 2014
Contributions on qualified pension plans	$28.5
Benefit payments on non-qualified pension plans	3.5
Benefit payments on postretirement plans	0.4
Total benefit plan payments	$32.4

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

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The Company is in the process of determining the final withdrawal payment, and is currently in arbitration with the MEPPs' trustees and arbitrators have been selected. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. The Company made payments totaling $10.8 million for the nine months ended September 30, 2014 and 2013, respectively, as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators.

The Company has reserved $62.2 million as its estimate of the total MEPPs withdrawal liability as of September 30, 2014, of which $42.2 million is recorded in other long-term liabilities, $14.5 million is recorded in accrued liabilities and $5.5 million is recorded as a World Color Press bankruptcy liability in unsecured notes to be issued in the condensed consolidated balance sheets. This estimate may increase or decrease depending on the final agreement with the MEPPs' trustees.

Note 15. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed as net earnings (loss) attributable to Quad/Graphics common shareholders less the allocation of participating securities, divided by the basic weighted average common shares outstanding of 47.5 million and 47.4 million shares for the three and nine months ended September 30, 2014, respectively, and 47.0 million and 46.9 million shares for the three and nine months ended September 30, 2013, respectively. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net losses, and accordingly, the Company excludes them from the calculation. Due to the net loss attributable to Quad/Graphics common shareholders incurred during the nine months ended September 30, 2014 and 2013, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation for those periods. Anti-dilutive equity instruments of 2.0 million and 2.9 million of class A common shares were excluded from the computation of diluted net earnings (loss) per share for the three and nine months ended September 30, 2014, respectively. Anti-dilutive equity instruments of 0.8 million and 2.8 million of class A common shares were excluded from the computation of diluted net earnings (loss) per share for the three and nine months ended September 30, 2013, respectively. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in the computation of earnings (loss) per share pursuant to the two-class method. The Company's participating securities are composed of unvested stock options granted on November 18, 2011. The Company's participating securities had no impact on basic and diluted earnings per share attributable to Quad/Graphics common shareholders for the three months ended September 30, 2014, and increased basic and diluted loss per share attributable to Quad/Graphics common shareholders by $0.01 for the nine months ended September 30, 2014. The Company's participating securities decreased basic and diluted earnings per share attributable to Quad/Graphics common shareholders by $0.01 for the three months ended September 30, 2013, and increased basic and diluted loss per share attributable to Quad/Graphics common shareholders by $0.02 for the nine months ended September 30, 2013.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three and nine months ended September 30, 2014 and 2013, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net earnings (loss) attributable to Quad/Graphics common shareholders	$24.4	$13.0	$(7.2)	$(28.2)
Adjustments to net earnings (loss) attributable to Quad/Graphics common shareholders
Allocation to participating securities	(0.2)	(0.3)	(0.4)	(0.9)
Net earnings (loss) attributable to Quad/Graphics common shareholders – adjusted	$24.2	$12.7	$(7.6)	$(29.1)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.5	47.0	47.4	46.9
Plus: effect of dilutive equity incentive instruments	1.1	1.1	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	48.6	48.1	47.4	46.9

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic	$0.51	$0.27	$(0.16)	$(0.62)
Diluted	$0.50	$0.26	$(0.16)	$(0.62)

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30	$0.90	$0.90

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. The Omnibus plan provides for an aggregate 7,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's board of directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of September 30, 2014, there are 1,771,669 shares available for issuance under the Omnibus Plan.

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

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $4.6 million and $13.2 million for the three and nine months ended September 30, 2014, respectively, and $4.2 million and $13.5 million for the three and nine months ended September 30, 2013, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of September 30, 2014, is approximately $22.0 million. Estimated future compensation expense is $4.2 million for 2014, $10.7 million for 2015, $6.2 million for 2016 and $0.9 million for 2017.

Net tax expense on equity award activity, shown as tax (expense) benefit on equity award activity in the financing section of the condensed consolidated statements of cash flows, was $0.9 million during the nine months ended September 30, 2014. There were $0.5 million net tax benefits on equity award activity during the nine months ended September 30, 2013.

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

There were no stock options granted under the Omnibus Plan during the three and nine months ended September 30, 2014 and 2013. Compensation expense recognized related to stock options was $2.0 million and $6.0 million for the three and nine months ended September 30, 2014, respectively, and $2.3 million and $7.1 million for the three and nine months ended September 30, 2013, respectively. Total future compensation expense for all stock options granted as of September 30, 2014, is approximately $1.5 million. Estimated future compensation expense is $1.3 million for 2014 and $0.2 million for 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the nine months ended September 30, 2014:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2013	3,759,265	$20.82	5.8	$30.0
Granted	—	—
Exercised	(121,446)	14.12
Cancelled/forfeited/expired	(87,313)	25.16
Outstanding at September 30, 2014	3,550,506	$20.94	5.0	$9.0

Exercisable at September 30, 2014	2,736,182	$21.05	4.8	$6.5

The intrinsic value of options exercisable and options outstanding at September 30, 2014 and December 31, 2013, is based on the fair value of the stock price. All outstanding options are either vested or expected to vest at September 30, 2014.

The following table is a summary of the stock option exercises and vesting activity for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total intrinsic value of stock options exercised	$0.2	$4.7	$1.0	$5.6
Cash received from stock option exercises	0.5	4.8	1.8	6.5
Total grant date fair value of stock options vested	—	—	1.9	1.8

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of PS and PSU award activity for the nine months ended September 30, 2014:

	Performance Shares			Performance Share Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2013	351,848	$20.39	2.0	16,208	$20.50	2.0
Granted	—	—		—	—
Vested	—	—		—	—
Forfeited	(8,280)	20.39		—	—
Nonvested at September 30, 2014	343,568	$20.39	1.4	16,208	$20.50	1.4

There were no PS or PSU awards granted during the three and nine months ended September 30, 2014. There were no PS or PSU awards granted during the three months ended September 30, 2013. During the nine months ended September 30, 2013, PS awards of 389,930 shares and PSU awards of 16,208 units were granted at a weighted-average grant date fair value of $20.39 and $20.50, respectively. On the grant dates, the target number of shares ("target shares") was granted. During the performance period, the target shares will be earned or forfeited, and additional shares, up to the maximum number of shares, may be granted at the end of the performance period. The potential payouts for nonvested awards at September 30, 2014 range from zero to 719,552 PS or PSU awards should certain performance targets be achieved. PS and PSU awards will vest on March 1, 2016, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense for awards granted is recognized based on the targeted payout of 100%, net of estimated forfeitures. Compensation expense recognized related to PS and PSUs was $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $1.8 million, for the three and nine months ended September 30, 2013, respectively. Total future compensation expense for all PS and PSUs granted as of September 30, 2014, is approximately $3.3 million. Estimated future compensation expense is $0.6 million for 2014, $2.3 million for 2015 and $0.4 million for 2016.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of RS and RSU award activity for the nine months ended September 30, 2014:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2013	735,357	$20.88	1.4	49,673	$20.49	1.6
Granted	706,490	23.44		17,767	23.45
Vested	(99,405)	40.42		(4,394)	36.49
Forfeited	(29,801)	19.71		—	—
Nonvested at September 30, 2014	1,312,641	$20.81	1.7	63,046	$20.21	1.5

There were no RS or RSU awards granted during three months ended September 30, 2014. During the nine months ended September 30, 2014, RS awards of 706,490 shares and RSU awards of 17,767 units were granted at a weighted-average grant date fair value of $23.44 and $23.45, respectively. There were no RS or RSU awards granted during the three months ended September 30, 2013. During the nine months ended September 30, 2013, RS awards of 408,146 shares and RSU awards of 32,671 units were granted at a weighted-average grant date fair value of $20.39 and $20.72, respectively. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs was $2.0 million and $5.0 million for the three and nine months ended September 30, 2014, respectively, and $1.3 million and $3.9 million for the three and nine months ended September 30, 2013, respectively. Total future compensation expense for all RS and RSUs granted as of September 30, 2014, is approximately $17.2 million. Estimated future compensation expense is $2.3 million for 2014, $8.2 million for 2015, $5.8 million for 2016 and $0.9 million for 2017.

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the nine months ended September 30, 2014:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	79,096	$18.95
Granted	26,316	23.45
Dividend equivalents granted	3,916	19.77
Settled	—	—
Forfeited	—	—
Outstanding at September 30, 2014	109,328	$20.06

There were no DSU awards granted during the three months ended September 30, 2014. During the nine months ended September 30, 2014, DSU awards of 26,316 units were granted at a weighted-average grant date fair value of $23.45. There were no DSU awards granted during the three months ended September 30, 2013. During the nine months ended September 30, 2013, DSU awards of 33,115 units were granted at a weighted-average grant date fair value of $20.39. The DSU awards are fully vested

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

on the grant date. Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Dividend equivalents were granted during the three and nine months ended September 30, 2014 of 1,465 units and 3,916 units, respectively. Dividend equivalents were granted during the three and nine months ended September 30, 2013 of 754 units and 2,640 units, respectively. There was no compensation expense recorded for DSUs during the three months ended September 30, 2014, and $0.6 million of compensation expense was recorded for DSUs during the nine months ended September 30, 2014. There was no compensation expense recorded for DSUs during the three months ended September 30, 2013, and $0.7 million of compensation expense was recorded for DSUs during the nine months ended September 30, 2013. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

Note 17. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A common stock ($0.025 par value)	80.0
September 30, 2014		34.6	5.4	40.0
December 31, 2013		33.8	6.2	40.0

Class B common stock ($0.025 par value)	80.0
September 30, 2014		14.2	0.8	15.0
December 31, 2013		14.2	0.8	15.0

Class C common stock ($0.025 par value)	20.0
September 30, 2014		—	0.5	0.5
December 31, 2013		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at September 30, 2014 and December 31, 2013. The Company has no present plans to issue any preferred stock.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's then outstanding shares of class A, class B and class C common stock for the nine months ended September 30, 2014 and 2013:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2014
Q3 2014 Dividend	August 5, 2014	September 8, 2014	September 19, 2014	$0.30
Q2 2014 Dividend	May 19, 2014	June 9, 2014	June 20, 2014	0.30
Q1 2014 Dividend	February 26, 2014	March 12, 2014	March 21, 2014	0.30
2013
Q3 2013 Dividend	August 6, 2013	September 9, 2013	September 20, 2013	$0.30
Q2 2013 Dividend	May 20, 2013	June 10, 2013	June 21, 2013	0.30
Q1 2013 Dividend	March 4, 2013	March 18, 2013	March 29, 2013	0.30

Common Stock and Other Equity and Noncontrolling Interests

Activity impacting the Company's common stock and other equity and noncontrolling interests for the nine months ended September 30, 2014 was as follows:

	Quad/Graphics Common Stock and Other Equity	Noncontrolling Interests
Balance at December 31, 2013	$1,288.9	$(1.3)
Net loss attributable to Quad/Graphics common shareholders	(7.2)	—
Net loss attributable to noncontrolling interests	—	(0.3)
Translation adjustments	(22.8)	—
Dividends declared	(46.5)	—
Stock-based compensation charges	13.2	—
Sale of stock for options exercised	1.8	—
Shares withheld from employees for the tax obligation on equity grants	(1.0)	—
Tax expense on equity award activity	(0.9)	—
Purchase of additional ownership in Morvillo(1)	(1.6)	1.6
Pension and other postretirement benefit plan adjustments, net of tax	(2.8)	—
Balance at September 30, 2014	$1,221.1	$—
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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2014, were as follows:

	Translation Adjustments	Pension and Other Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2013	$(43.3)	$37.7	$(5.6)
Other comprehensive loss before reclassifications	(22.8)	—	(22.8)
Amounts reclassified from accumulated other comprehensive loss to net earnings (loss)	—	(2.8)	(2.8)
Net other comprehensive loss	(22.8)	(2.8)	(25.6)
Balance at September 30, 2014	$(66.1)	$34.9	$(31.2)

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2013, were as follows:

	Translation Adjustments	Pension and Other Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2012	$(20.7)	$(39.7)	$(60.4)
Other comprehensive loss before reclassifications	(15.0)	—	(15.0)
Amounts reclassified from accumulated other comprehensive loss to net earnings (loss)	(2.4)	(2.5)	(4.9)
Net other comprehensive loss	(17.4)	(2.5)	(19.9)
Balance at September 30, 2013	$(38.1)	$(42.2)	$(80.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

The details about the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the three and nine months ended September 30, 2014 and 2013, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statements of Operations Presentation
	2014	2013	2014	2013
Revaluation gain on sale of businesses	$—	$—	$—	$(2.4)	Selling, general and administrative expenses

Amortization of pension and other postretirement benefit plan adjustments	$(1.5)	$(1.3)	$(4.5)	$(4.1)	Selling, general and administrative expenses
Income tax benefit	0.6	0.5	1.7	1.6	Income tax expense (benefit)
Amortization of pension and other postretirement benefit plan adjustments, net of tax	$(0.9)	$(0.8)	$(2.8)	$(2.5)

Total reclassifications for the period, net of tax	$(0.9)	$(0.8)	$(2.8)	$(4.9)

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

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represent less than 2.0% of total consolidated assets as of September 30, 2014 and less than 2.0% of total consolidated net sales for the three and nine months ended September 30, 2014.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
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

The following is a summary of segment information for the three and nine months ended September 30, 2014 and 2013:

	Net Sales		Operating Income/(Loss)	Restructuring, Impairment and Transaction-Related Charges
	Products	Services
Three months ended September 30, 2014
United States Print and Related Services	$966.5	$163.6	$69.4	$9.6
International	101.8	4.5	(2.3)	1.7
Total operating segments	1,068.3	168.1	67.1	11.3
Corporate	—	—	(13.5)	2.8
Total	$1,068.3	$168.1	$53.6	$14.1

Three months ended September 30, 2013
United States Print and Related Services	$952.4	$147.2	$60.5	$19.3
International	102.9	3.5	—	0.6
Total operating segments	1,055.3	150.7	60.5	19.9
Corporate	—	—	(16.1)	7.9
Total	$1,055.3	$150.7	$44.4	$27.8

Nine months ended September 30, 2014
United States Print and Related Services	$2,649.4	$455.2	$106.8	$34.9
International	318.8	14.8	(3.1)	2.4
Total operating segments	2,968.2	470.0	103.7	37.3
Corporate	—	—	(38.6)	8.6
Total	$2,968.2	$470.0	$65.1	$45.9

Nine months ended September 30, 2013
United States Print and Related Services	$2,682.8	$431.9	$108.5	$49.8
International	323.1	8.5	(7.2)	5.6
Total operating segments	3,005.9	440.4	101.3	55.4
Corporate	—	—	(63.0)	27.5
Total	$3,005.9	$440.4	$38.3	$82.9

Restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2014 and 2013 are further described in Note 3, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income/(loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income to earnings (loss) before income taxes and equity in loss of unconsolidated entities as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income	$53.6	$44.4	$65.1	$38.3
Less: interest expense	25.1	20.9	69.5	64.1
Less: loss on debt extinguishment	—	—	6.0	—
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$28.5	$23.5	$(10.4)	$(25.8)

Note 20. New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the required disclosures related to an entity’s ability to continue as a going concern. The guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016, and for each annual and interim period thereafter with early adoption permitted. The Company plans to adopt this new guidance effective December 31, 2016. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In June 2014, the FASB issued new guidance on certain share-based payment awards, which clarifies the treatment of performance targets that can be met after the requisite service period of a share-based payment award. Under the new guidance, an entity should treat the performance targets that can be met after the requisite period of service as performance conditions that affect vesting. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company plans to adopt this new guidance effective January 1, 2016. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In May 2014, the FASB issued new guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption not permitted. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements and determining which transition method to use.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions, except share and per share data and unless otherwise indicated)

Note 21. Subsequent Events

Declaration of Quarterly Dividend

On November 5, 2014, the Company declared a quarterly dividend of $0.30 per share, which will be paid on December 19, 2014, to shareholders of record as of December 8, 2014.

Partial Redemption of Senior Notes Under Master Note and Security Agreement

The Company redeemed $108.8 million of its senior notes under the master note and security agreement for $109.6 million on October 10, 2014, resulting in a loss on debt extinguishment to be recorded in the fourth quarter of 2014 of $0.8 million plus applicable transaction fees. The Company used its revolving credit facility to effect the redemption. This redemption was primarily completed to reduce interest expense based on current LIBOR rates.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, including the notes thereto, included in Part I, "Financial Information," Item 1,"Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2013, and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2014.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for the (1) three months ended September 30, 2014 to the three months ended September 30, 2013, and (2) the nine months ended September 30, 2014 to the nine months ended September 30, 2013. The comparability of the Company's results of operations between periods was impacted by acquisitions, including the 2013 acquisitions of Vertis, Novia, Proteus and Transpak and the 2014 acquisitions of Brown Printing and UniGraphic. The results of operations of all acquisitions are included in the Company's condensed consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations. This segment is managed as one integrated platform and includes all of the product and related service offerings described above. The United States Print and Related Services segment accounted for approximately 91% and 90% of the Company's consolidated net sales during the three and nine months ended September 30, 2014, respectively.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 9% and 10% of the Company's consolidated net sales during the three and nine months ended September 30, 2014, respectively.

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

The Company increased consolidated debt and capital leases by $216 million at September 30, 2014, as compared to December 31, 2013, primarily to fund acquisitions and strategic investments (such as Brown Printing and UniGraphic), seasonal working capital needs and capital expenditures. The Brown Printing acquisition will further contribute to the Company's cash generation, after expending the initial up-front integration costs, and, consistent with past consolidating acquisitions (such as World Color Press and Vertis) will help deleverage the Company's balance sheet over the long-term. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $172 million and has reduced the obligations for pension, postretirement and MEPPs by $407 million.

The Company has been working diligently to integrate acquired companies thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 23 plant closures and have reduced headcount by approximately 8,200 employees through September 30, 2014.

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

In this increasingly multichannel marketplace, the Company believes that the printing industry will need to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers, as well as driving production efficiencies in response to continued downward print pricing pressures. The Company invested $113 million in capital projects during the nine months ended September 30, 2014, and intends to invest an estimated $160 million to $175 million in new capital projects in 2014.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions as discussed above, organic growth opportunities, or acquisitions. Some recent examples of the Company's acquisition activities are as follows:

•
The Company completed the $100 million acquisition of Brown Printing on May 30, 2014. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States.

•
The Company completed the acquisition of UniGraphic, a commercial and specialty printing company based in the Boston metro area, on February 5, 2014 for a net purchase price of $12 million. UniGraphic offers commercial and specialty printing, in-store marketing, digital and fulfillment solutions for a wide variety of industries including arts and entertainment, education, financial, food, healthcare, mass media, pharmaceutical and retail. The acquisition expands Quad/Graphics capabilities in the commercial and specialty printing market and strengthens the Company's ability to service national retailers' large-format and in-store marketing needs, adding an East Coast presence to Quad/Graphics existing Midwest and West Coast locations.

•
The Company completed the $49 million acquisition of Wisconsin-based Proteus as well as its sister company Transpak on December 18, 2013. Proteus is a designer and manufacturer of high-end paperboard packaging, offering packaging solutions for a wide variety of industries, including automotive, biotechnology, food, personal care, pharmaceuticals, software and electronics. Transpak is a full-service industrial packaging company, offering crating, packaging, warehousing, distribution and logistics services to destinations worldwide. Through the acquisition of the two companies, Quad/Graphics expanded its capabilities to serve the packaging market.

•
The Company completed the $13 million acquisition of Novia, an Indianapolis, Indiana healthcare solutions company, on November 7, 2013. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Novia operates approximately 50 clinics focusing on delivering advanced health and wellness solutions to employees and dependents.

•
The Company completed its acquisition of substantially all of the assets of Vertis, a provider of retail inserts, direct marketing and in-store marketing solutions, on January 16, 2013. The $265 million purchase price included the payment of $95 million for current assets that were in excess of normalized working capital requirements, for a net purchase price of $170 million. The Company believes the acquisition of Vertis strengthened its client offering with an enhanced range of products and services and also increased manufacturing flexibility and distribution efficiencies from an extended geographic footprint in the United States.

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

Results of Operations for the Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013

Summary Results

The Company's operating income, operating margin, net earnings attributable to Quad/Graphics common shareholders (computed using a 40% normalized tax rate) and diluted earnings per share attributable to Quad/Graphics common shareholders for the three months ended September 30, 2014, changed from the three months ended September 30, 2013, as follows (dollars in millions, except per share data):

	Operating Income	Operating Margin	Net Earnings Attributable to Quad/Graphics Common Shareholders	Earnings Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended September 30, 2013	$44.4	3.7%	$13.0	$0.26
2014 restructuring, impairment and transaction-related charges(1)	(14.1)	(1.1)%	(8.5)	(0.17)
2013 restructuring, impairment and transaction-related charges(2)	27.8	2.3%	16.7	0.35
Increase in interest expense(3)	N/A	N/A	(2.5)	(0.05)
Decrease in income tax expense(4)	N/A	N/A	9.3	0.19
Decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax(5)	N/A	N/A	(0.9)	(0.02)
Decrease in operating income(6)	(4.5)	(0.6)%	(2.7)	(0.06)
For the Three Months Ended September 30, 2014	$53.6	4.3%	$24.4	$0.50
______________________________

(1)	Restructuring, impairment and transaction-related charges of $14.1 million incurred during the three months ended September 30, 2014, included:

a.	$2.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$3.1 million of impairment charges, including $2.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives, and $0.7 million of land and building impairment charges as a result of a facility consolidation in Poland;

c.
$0.4 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing;

d.
$4.1 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

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

(2)	Restructuring, impairment and transaction-related charges of $27.8 million incurred during the three months ended September 30, 2013, included:

a.	$4.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

a.
$8.8 million of impairment charges, including $6.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Jonesboro, Arkansas and Pittsburg, California, as well as other capacity reduction restructuring initiatives and $2.4 million of land and building impairment charges as a result of facility consolidations in Corinth, Mississippi;

b.
$0.3 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Novia;

c.
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

(3)
Interest expense increased $4.2 million ($2.5 million, net of tax) during the three months ended September 30, 2014, to $25.1 million. This change was due to higher debt levels in the third quarter of 2014 as compared to the third quarter of 2013, primarily related to acquisitions, and a higher weighted average interest rate on borrowings due to the debt financing completed during the second quarter of 2014.

(4)
The decrease in income tax expense of $9.3 million as calculated in the following table is primarily due to an $11.5 million decrease in the liability for unrecognized tax benefits related to the expiration of the applicable statutes of limitations, partially offset by the losses in foreign jurisdictions in 2014 in excess of 2013 for which the Company did not receive a tax benefit and tax expense for other discrete items in 2013.

	Three Months Ended September 30,
	2014	2013	$ Change
Earnings before income taxes and equity in loss of unconsolidated entities	$28.5	$23.5	$5.0
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense at 40% normalized tax rate	11.4	9.4	2.0

Income tax expense from the condensed consolidated statements of operations	3.1	10.4	7.3

Decrease (increase) in income tax expense	$8.3	$(1.0)	$9.3

(5)
The decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax, of $0.9 million during the three months ended September 30, 2014, was primarily related to a $0.5 million decrease in earnings from unconsolidated entities (predominantly related to $0.4 million in lower equity earnings at the Company's investment in Plural, the Company's Brazilian joint venture).

(6)
Operating income, excluding restructuring, impairment and transaction-related charges, decreased $4.5 million ($2.7 million, net of tax) primarily due to a decline in earnings from ongoing industry volume and pricing pressures. These declines were partially offset by the operating results from the acquisition of Brown Printing. The following discussion provides additional details.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2014		2013
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$1,068.3	86.4%	$1,055.3	87.5%	$13.0	1.2%
Services	168.1	13.6%	150.7	12.5%	17.4	11.5%
Total net sales	1,236.4	100.0%	1,206.0	100.0%	30.4	2.5%
Cost of sales:
Products	864.2	69.9%	843.8	70.0%	20.4	2.4%
Services	113.2	9.2%	106.4	8.8%	6.8	6.4%
Total cost of sales	977.4	79.1%	950.2	78.8%	27.2	2.9%
Selling, general & administrative expenses	107.0	8.7%	101.6	8.4%	5.4	5.3%
Depreciation and amortization	84.3	6.8%	82.0	6.8%	2.3	2.8%
Restructuring, impairment and transaction-related charges	14.1	1.1%	27.8	2.3%	(13.7)	(49.3)%
Total operating expenses	1,182.8	95.7%	1,161.6	96.3%	21.2	1.8%
Operating income	$53.6	4.3%	$44.4	3.7%	$9.2	20.7%

Net Sales

Product sales increased $13.0 million, or 1.2%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to the Brown Printing acquisition, which was completed on May 30, 2014. This increase was partially offset by ongoing volume and pricing pressures from excess capacity in the printing industry, lower paper sales and negative foreign exchange impact.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $17.4 million, or 11.5%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to an increase in logistics sales resulting from the acquisition of Brown Printing and increased sales of QuadMed, LLC ("QuadMed") medical services.

Cost of Sales

Cost of product sales increased $20.4 million, or 2.4%, for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, primarily due to higher employee-related costs, including costs resulting from the Brown Printing acquisition, partially offset by lower print and paper volumes in product lines owned more than a year.

Cost of product sales as a percentage of total net sales remained consistent, at 69.9% for the three months ended September 30, 2014, compared to 70.0% for the three months ended September 30, 2013.

Cost of service sales increased $6.8 million, or 6.4%, for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, primarily due to higher employee-related costs, including costs resulting from the Brown Printing acquisition, and additional costs resulting from sales generated by QuadMed medical services, partially offset by a decrease in sales due to reduced print volumes from product lines owned more than a year.

Cost of service sales as a percentage of total net sales increased to 9.2% for the three months ended September 30, 2014, from 8.8% for the three months ended September 30, 2013, primarily due to increased freight costs and increased costs of QuadMed medical services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.4 million, or 5.3%, for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, primarily due to a $5.5 million increase in employee-related costs, including costs associated with the Brown Printing acquisition. Selling, general and administrative expenses as a percentage of net sales increased to 8.7% for the three months ended September 30, 2014, from 8.4% for the three months ended September 30, 2013, primarily due to the reasons provided above.

Depreciation and Amortization

Depreciation and amortization increased $2.3 million, or 2.8%, for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, primarily due to $2.4 million of increased amortization of customer relationship intangible assets from the companies acquired during 2013 and 2014.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $13.7 million, or 49.3%, for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, primarily due to a $5.7 million decrease in impairment charges, a $3.5 million decrease in other restructuring costs, a $2.5 million decrease in employee termination charges and a $2.1 million decrease in acquisition-related integration costs, partially offset by a $0.1 million increase in transaction-related charges.

Restructuring, impairment and transaction-related charges of $14.1 million incurred in the three months ended September 30, 2014, included: (1) $2.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.1 million of impairment charges, including $2.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives and $0.7 million of land and building impairment charges as a result of a facility consolidation in Poland, (3) $0.4 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Brown Printing, (4) $4.1 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $4.1 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $27.8 million incurred in the three months ended September 30, 2013, included: (1) $4.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $8.8 million of impairment charges, including $6.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Jonesboro, Arkansas and Pittsburg, California, as well as other capacity reduction restructuring initiatives and $2.4 million of land and building impairment charges as a result of facility consolidations in Corinth, Mississippi, (3) $0.3 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Novia, (4) $6.2 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $7.6 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, were as follows:

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$136.9	11.1%	$126.3	10.5%

EBITDA increased $10.6 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to the additional earnings on sales generated from the Brown Printing acquisition and $13.7 million of decreased restructuring, impairment and transaction-related charges. These impacts were partially offset by ongoing volume and pricing pressures from excess capacity in the printing industry and higher employee-related costs, including costs resulting from the Brown Printing acquisition.

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

	Three Months Ended September 30,
	2014	2013
	(dollars in millions)
Net earnings attributable to Quad/Graphics common shareholders(1)	$24.4	$13.0
Interest expense	25.1	20.9
Income tax expense	3.1	10.4
Depreciation and amortization	84.3	82.0
EBITDA	$136.9	$126.3
______________________________

(1)
Net earnings attributable to Quad/Graphics common shareholders includes the effects of restructuring, impairment and transaction-related charges of $14.1 million and $27.8 million for the three months ended September 30, 2014, and 2013, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended September 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$966.5	$952.4	$14.1	1.5%
Services	163.6	147.2	16.4	11.1%
Operating income (including restructuring, impairment and transaction-related charges)	69.4	60.5	8.9	14.7%
Operating margin	6.1%	5.5%	N/A	N/A
Restructuring, impairment and transaction-related charges	$9.6	$19.3	$(9.7)	(50.3)%

Net Sales

Product sales for the United States Print and Related Services segment increased $14.1 million, or 1.5%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to the Brown Printing acquisition. This increase was partially offset by ongoing volume and pricing pressures from excess capacity in the printing industry and lower paper sales.

Service sales for the United States Print and Related Services segment increased $16.4 million, or 11.1%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to increased logistics sales resulting from the acquisition of Brown Printing and increased sales of QuadMed medical services.

Operating Income

Operating income for the United States Print and Related Services segment increased $8.9 million, or 14.7%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to $9.7 million in decreased restructuring, impairment and transaction-related charges and the margin impact of higher product and service sales due to the Brown Printing acquisition. These increases in operating income were partially offset by ongoing volume and pricing pressures from excess capacity in the printing industry and higher employee-related costs, including costs resulting from the Brown Printing acquisition.

Operating margin for the United States Print and Related Services segment increased 0.6% to 6.1% for the three months ended September 30, 2014, from 5.5% for the three months ended September 30, 2013, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended September 30, 2014, were $9.6 million, consisting of: (1) $1.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.9 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives, (3) $2.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $3.6 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended September 30, 2013, were $19.3 million, consisting of: (1) $3.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $8.8 million of impairment charges including, $6.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Jonesboro, Arkansas and Pittsburg, California, as well as other capacity reduction restructuring initiatives and $2.4 million of land and building impairment charges as a result of plant closures primarily for Corinth, Mississippi and (3) $7.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Three Months Ended September 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$101.8	$102.9	$(1.1)	(1.1)%
Services	4.5	3.5	1.0	28.6%
Operating loss (including restructuring, impairment and transaction-related charges)	(2.3)	—	(2.3)	N/A
Operating margin	(2.2)%	—%	N/A	N/A
Restructuring, impairment and transaction-related charges	$1.7	$0.6	$1.1	183.3%
Equity in loss of unconsolidated entities	(1.0)	(0.5)	(0.5)	100.0%

Net Sales

Product sales for the International segment decreased $1.1 million, or 1.1%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to $4.0 million of decreased product sales in Latin America driven by a a negative foreign currency translation impact in Argentina and lower volumes in Peru and Mexico. This decrease was partially offset by a $2.9 million increase in sales in Europe driven by higher volumes and higher paper sales.

Service sales for the International segment increased $1.0 million, or 28.6%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to an increase in logistics sales in Europe.

Operating Loss

Operating loss for the International segment increased $2.3 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to the margin impact of lower product sales in Latin America as detailed above and $1.1 million of higher restructuring, impairment and integration expenses, partially offset by a $1.3 million favorable settlement of an amount owed to a third party and an improvement in operating income in Europe.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2014, were $1.7 million consisting of: (1) $0.5 million of employee termination costs related to workforce reduction through facility consolidation and involuntary separation programs and (2) $1.2 million of impairment charges including, $0.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Mexico, as well as other capacity reduction restructuring initiatives, and $0.7 million of land and building impairment charges as a result of a facility consolidation in Poland.

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

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also holds a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in loss of unconsolidated entities in the International segment increased $0.5 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to a $0.4 million decrease in equity earnings at Plural, which has experienced a decrease in print volumes and pricing.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represent less than 2.0% of total consolidated net sales for the three months ended September 30, 2014.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$13.5	$16.1	$(2.6)	(16.1)%
Restructuring, impairment and transaction-related charges	2.8	7.9	(5.1)	(64.6)%

Corporate operating expenses decreased $2.6 million, or 16.1%, for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, primarily due to a $5.1 million decrease in restructuring, impairment and transaction-related charges, and $2.8 million in pension and other postretirement income for the three months ended September 30, 2014 that is being allocated to Corporate in 2014, instead of to the United States Print and Related Services segment in 2013, partially offset by higher employee-related costs, including costs resulting from the Brown Printing acquisition.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2014, were $2.8 million consisting of: (1) $0.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.4 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Brown Printing, (3) $1.7 million of acquisition-related integration costs primarily related to professional fees and (4) $0.5 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2013, were $7.9 million, consisting of: (1) $1.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.3 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Novia, (3) $6.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.2 million of other restructuring charges.

Results of Operations for the Nine Months Ended September 30, 2014, Compared to the Nine Months Ended September 30, 2013

Summary Results

The Company's operating income, operating margin, net loss attributable to Quad/Graphics common shareholders (computed using a 40% normalized tax rate) and diluted loss per share attributable to Quad/Graphics common shareholders for the nine months ended September 30, 2014, changed from the nine months ended September 30, 2013, as follows (dollars in millions, except per share data):

	Operating Income	Operating Margin	Net Loss Attributable to Quad/Graphics Common Shareholders	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the nine months ended September 30, 2013	$38.3	1.1%	$(28.2)	$(0.62)
2014 restructuring, impairment and transaction-related charges(1)	(45.9)	(1.3)%	(27.5)	(0.58)
2013 restructuring, impairment and transaction-related charges(2)	82.9	2.4%	49.7	1.06
Increase in interest expense(3)	N/A	N/A	(3.2)	(0.07)
Loss on debt extinguishment(4)	N/A	N/A	(3.6)	(0.08)
Increase in income tax benefit(5)	N/A	N/A	15.2	0.32
Decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax(6)	N/A	N/A	(3.4)	(0.07)
Decrease in operating income(7)	(10.2)	(0.3)%	(6.2)	(0.12)
For the nine months ended September 30, 2014	$65.1	1.9%	$(7.2)	$(0.16)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $45.9 million incurred during the nine months ended September 30, 2014, included:

a.	$21.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$6.2 million of impairment charges, including $5.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Pomona, California, as well as other capacity reduction restructuring initiatives, and $1.2 million of land and building impairment charges as a result of facility consolidations in Poland and Bristol, Pennsylvania;

c.
$1.7 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic;

d.
$8.7 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.	$8.2 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $82.9 million incurred during the nine months ended September 30, 2013, included:

a.	$12.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$18.5 million of impairment charges including $11.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa, Jonesboro, Arkansas, Pittsburgh, California and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives and $7.5 million of land and building impairment charges as a result of facility consolidations in Corinth, Mississippi and Mexico;

c.
$3.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Novia and Vertis;

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

(3)
Interest expense increased $5.4 million ($3.2 million, net of tax) during the nine months ended September 30, 2014, to $69.5 million. This change was due to higher debt levels in the nine months of 2014 as compared to the nine months of 2013, primarily related to acquisitions, and a higher weighted average interest rate on borrowings due to the debt financing completed in the second quarter of 2014.

(4)
A non-recurring $6.0 million loss on debt extinguishment ($3.6 million, net of tax) was recognized during the nine months ended September 30, 2014 as part of the $1.9 billion debt financing arrangements completed on April 28, 2014. The $6.0 million loss represents certain debt issuance costs that were expensed.

(5)
The increase in income tax benefit of $15.2 million as calculated in the following table is primarily due to a $9.7 million net decrease in the liability for unrecognized tax benefits related to the expiration of the applicable statutes of limitations, a $5.5 million net decrease related to the settlement of certain income tax audits and the losses in foreign jurisdictions in 2013 in excess of 2014 for which the Company did not receive a tax benefit.

	Nine Months Ended September 30,
	2014	2013	$ Change
Loss before income taxes and equity in loss of unconsolidated entities	$(10.4)	$(25.8)	$15.4
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax benefit at 40% normalized tax rate	(4.2)	(10.3)	6.2

Income tax expense (benefit) from the condensed consolidated statements of operations	(7.7)	1.3	9.0

Increase (decrease) in income tax benefit	$3.5	$(11.6)	$15.2

(6)
The decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax, of $3.4 million during the nine months ended September 30, 2014, was primarily related to a $2.8 million decrease in earnings from unconsolidated entities (predominantly related to $2.5 million in lower equity earnings at the Company's investment in Plural, the Company's Brazilian joint venture).

(7)
Operating income, excluding restructuring, impairment and transaction-related charges, decreased $10.2 million ($6.2 million, net of tax) primarily due to a decline in earnings from ongoing industry volume and pricing pressures, as well as $7.2 million in net gains in 2013 that did not repeat in 2014 related to favorable legal, environmental and bankruptcy related settlements and a gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural. These declines were partially offset by the operating results from the acquisition of Brown Printing and lower employee-related costs, including labor productivity improvements. The following discussion provides additional details.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2014		2013
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$2,968.2	86.3%	$3,005.9	87.2%	$(37.7)	(1.3)%
Services	470.0	13.7%	440.4	12.8%	29.6	6.7%
Total net sales	3,438.2	100.0%	3,446.3	100.0%	(8.1)	(0.2)%
Cost of sales:
Products	2,430.1	70.7%	2,432.1	70.6%	(2.0)	(0.1)%
Services	332.8	9.7%	321.7	9.3%	11.1	3.5%
Total cost of sales	2,762.9	80.4%	2,753.8	79.9%	9.1	0.3%
Selling, general & administrative expenses	310.9	9.0%	312.6	9.1%	(1.7)	(0.5)%
Depreciation and amortization	253.4	7.4%	258.7	7.5%	(5.3)	(2.0)%
Restructuring, impairment and transaction-related charges	45.9	1.3%	82.9	2.4%	(37.0)	(44.6)%
Total operating expenses	3,373.1	98.1%	3,408.0	98.9%	(34.9)	(1.0)%
Operating income	$65.1	1.9%	$38.3	1.1%	$26.8	70.0%

Net Sales

Product sales decreased $37.7 million, or 1.3%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to ongoing volume and pricing pressures from excess capacity in the printing industry, lower paper sales and negative foreign exchange impact. These decreases were partially offset by an increase in product sales resulting from the acquisition of Brown Printing.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $29.6 million, or 6.7%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to increased sales of QuadMed medical services and increased logistics and imaging sales resulting from the acquisition of Brown Printing.

Cost of Sales

Cost of product sales decreased $2.0 million, or 0.1%, for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily due to lower print and paper volumes as well as lower employee-related costs in product lines owned more than a year. These reductions were partially offset by increased cost of product sales resulting from the Brown Printing acquisition.

Cost of product sales as a percentage of total net sales remained consistent, at 70.7% for the nine months ended September 30, 2014, compared to 70.6% for the nine months ended September 30, 2013.

Cost of service sales increased $11.1 million, or 3.5%, for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily due to additional costs resulting from sales generated by the QuadMed medical services and the acquisition of Brown Printing, partially offset by lower employee-related costs from product lines owned more than a year.

Cost of service sales as a percentage of total net sales increased to 9.7% for the nine months ended September 30, 2014, from 9.3% for the nine months ended September 30, 2013, primarily due to increased costs of QuadMed medical services and increased freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.7 million, or 0.5%, for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily due to a $3.6 million decrease in general administrative and professional fees, $2.8 million in decreased sales promotion expense, and $0.6 million in decreased foreign currency transaction losses. These decreases were partially offset by $5.1 million of net gains recorded in 2013 that did not repeat in 2014 or at the same level in 2014, including legal, environmental and bankruptcy related expenses as well as a $1.7 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural. Selling, general and administrative expenses as a percentage of net sales decreased to 9.0% for the nine months ended September 30, 2014, from 9.1% for the nine months ended September 30, 2013, primarily due to the reasons provided above.

Depreciation and Amortization

Depreciation and amortization decreased $5.3 million, or 2.0%, for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily due to a $10.7 million decrease in depreciation expense. The decreased depreciation expense is a result of property, plant and equipment becoming fully depreciated over the past year, partially offset by depreciation of property, plant and equipment purchased in the Brown Printing acquisition. The decrease in depreciation expense was partially offset by a $5.4 million increase in amortization expense, primarily due to amortization of customer relationship intangible assets from the companies acquired during 2013 and 2014.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $37.0 million, or 44.6%, for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily due to a $18.8 million decrease in other restructuring costs, a $12.6 million decrease in acquisition-related integration costs, a $12.3 million decrease in impairment charges and a $1.8 million decrease in transaction-related charges, partially offset by an $8.5 million increase in employee termination charges.

Restructuring, impairment and transaction-related charges of $45.9 million incurred in the nine months ended September 30, 2014, included: (1) $21.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $6.2 million of impairment charges, including $5.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Pomona, California, as well as other capacity reduction restructuring initiatives and $1.2 million of land and building impairment charges as a result of facility consolidations in Poland and Bristol, Pennsylvania, (3) $1.7 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic, (4) $8.7 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $8.2 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $82.9 million incurred in the nine months ended September 30, 2013, included: (1) $12.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $18.5 million of impairment charges including $11.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa, Jonesboro, Arkansas, Pittsburgh, California and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives and $7.5 million of land and building impairment charges as a result of facility consolidations in Corinth, Mississippi and Mexico, (3) $3.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Novia and Vertis, (4) $21.3 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $27.0 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, were as follows:

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$308.0	9.0%	$295.9	8.6%

EBITDA increased $12.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to: (1) $37.0 million of decreased restructuring, impairment and transaction-related charges, (2) lower employee-related costs in product lines owned more than a year and (3) the additional earnings on sales generated from the Brown Printing acquisition. These impacts were partially offset by: (1) ongoing volume and pricing pressures from excess capacity in the printing industry, (2) $9.0 million in net favorable gains in 2013, that did not repeat at the same level in 2014, and (3) the $6.0 million loss on debt extinguishment recorded in 2014.

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

	Nine Months Ended September 30,
	2014	2013
	(dollars in millions)
Net loss attributable to Quad/Graphics common shareholders(1)	$(7.2)	$(28.2)
Interest expense	69.5	64.1
Income tax expense (benefit)	(7.7)	1.3
Depreciation and amortization	253.4	258.7
EBITDA	$308.0	$295.9
______________________________

(1)	Net loss attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $45.9 million and $82.9 million for the nine months ended September 30, 2014, and 2013, respectively.

b.	Loss on debt extinguishment of $6.0 million for the nine months ended September 30, 2014.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Nine Months Ended September 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$2,649.4	$2,682.8	$(33.4)	(1.2)%
Services	455.2	431.9	23.3	5.4%
Operating income (including restructuring, impairment and transaction-related charges)	106.8	108.5	(1.7)	(1.6)%
Operating margin	3.4%	3.5%	N/A	N/A
Restructuring, impairment and transaction-related charges	$34.9	$49.8	$(14.9)	(29.9)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $33.4 million, or 1.2%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to ongoing volume and pricing pressures from excess capacity in the printing industry and lower paper sales. These decreases were partially offset by increased product sales resulting from the Brown Printing acquisition.

Service sales for the United States Print and Related Services segment increased $23.3 million, or 5.4%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to increased sales of QuadMed medical services and increased logistics and imaging sales resulting from the Brown Printing acquisition.

Operating Income

Operating income for the United States Print and Related Services segment decreased $1.7 million, or 1.6%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to ongoing volume and pricing pressures from excess capacity in the printing industry. This decrease in operating income was partially offset by $14.9 million in decreased restructuring, impairment and transaction-related charges, lower employee-related costs (including labor productivity improvements) and increased sales from the Brown Printing acquisition.

Operating margin for the United States Print and Related Services segment remained consistent, at 3.4% for the nine months ended September 30, 2014, compared to 3.5% for the nine months ended September 30, 2013.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the nine months ended September 30, 2014, were $34.9 million, consisting of: (1) $16.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $5.0 million of impairment charges, including $4.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Pomona, California, as well as other capacity reduction restructuring initiatives and $0.5 million of land and building impairment charges as a result of a facility consolidation in Bristol, Pennsylvania, (3) $6.3 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $6.9 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the nine months ended September 30, 2013, were $49.8 million, consisting of: (1) $9.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $14.3 million of impairment charges, including $10.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa, Jonesboro, Arkansas, Pittsburgh, California and Vancouver, British Colombia, as well as other capacity reduction restructuring initiatives and $4.0 million of land and building impairment charges as a result of facility consolidations in Corinth, Mississippi and (3) $25.8 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Nine Months Ended September 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$318.8	$323.1	$(4.3)	(1.3)%
Services	14.8	8.5	6.3	74.1%
Operating loss (including restructuring, impairment and transaction-related charges)	(3.1)	(7.2)	4.1	(56.9)%
Operating margin	(0.9)%	(2.2)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$2.4	$5.6	$(3.2)	(57.1)%
Equity in loss of unconsolidated entities	(4.8)	(2.0)	(2.8)	(140.0)%

Net Sales

Product sales for the International segment decreased $4.3 million, or 1.3%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to $18.2 million of decreased product sales in Latin America driven by a negative foreign currency translation impact in Argentina and lower volumes in Mexico, Argentina and Peru. This decrease was partially offset by $13.9 million of increased sales in Europe driven by higher paper sales, higher volumes, and a positive impact from foreign currency translation.

Service sales for the International segment increased $6.3 million, or 74.1%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to an increase in logistics sales in Europe.

Operating Loss

Operating loss for the International segment decreased $4.1 million, or 56.9%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to $3.2 million of lower restructuring, impairment and integration expenses, improvement in operating income in Europe and a $1.3 million favorable settlement of an amount owed to a third party, partially offset by a $1.7 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural that did not recur in 2014, and the margin impact of lower product sales in Latin America.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2014, were $2.4 million, consisting of: (1) $0.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.2 million of impairment charges, including

$0.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Mexico, as well as other capacity reduction restructuring initiatives and $0.7 million of land and building impairment charges as a result of facility consolidations in Poland and (2) $0.3 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2013, were $5.6 million, consisting of: (1) $1.0 million of employee termination costs related to workforce reductions through facility consolidations and involuntary separation programs, (2) $4.2 million of impairment charges, including $0.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Poland, as well as other capacity reduction restructuring initiatives, and $3.5 million of land and building impairment charges as a result of facility consolidations in Mexico, (3) $(0.2) million of an adjustment for updated estimates related to employee related liabilities for the integration of Transcontinental's Mexican operations and (4) $0.6 million of other restructuring charges.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also holds a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in loss of unconsolidated entities in the International segment increased $2.8 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to a $2.5 million decrease in equity earnings at Plural, which included a $1.8 million increase in bad debt expense related to a bankrupt customer and a decrease in print volumes and pricing.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represent less than 2.0% of total consolidated net sales for the nine months ended September 30, 2014.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$38.6	$63.0	$(24.4)	(38.7)%
Restructuring, impairment and transaction-related charges	8.6	27.5	(18.9)	(68.7)%

Corporate operating expenses decreased $24.4 million, or 38.7%, for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily due to a $18.9 million decrease in restructuring, impairment and transaction-related charges and $8.3 million in pension and other postretirement income for the nine months ended September 30, 2014 that is now being allocated to Corporate in 2014, instead of to the United States Print and Related Services segment in 2013, partially offset by higher employee-related costs, including costs resulting from the Brown Printing acquisition.

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2014, were $8.6 million, consisting of: (1) $3.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.7 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic, (3) $2.4 million of acquisition-related integration costs primarily related to professional fees and (4) $1.0 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2013, were $27.5 million, consisting of: (1) $1.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.5 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Novia and Vertis, (3) $21.5 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $0.6 million of other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and $686.0 million of unused available capacity under its revolving credit facilities, net of $57.8 million of issued letters of credit, as of September 30, 2014, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders and shareholder dividends. Borrowings under the $850.0 million revolving credit facility were $106.2 million as of September 30, 2014, and peak borrowings during the three and nine months ended September 30, 2014 were $135.7 million and $315.0 million, respectively.

Net Cash Provided by Operating Activities

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Net cash provided by operating activities was $74.8 million for the nine months ended September 30, 2014, compared to $219.4 million for the nine months ended September 30, 2013, resulting in a $144.6 million decrease in cash provided by operating activities. The decrease was primarily due to a $163.8 million decrease in cash flows from changes in operating assets and liabilities and a $5.0 million decrease in dividends from unconsolidated entities, partially offset by $24.2 million of improved operating cash flows from lower net losses (excluding non-cash items). The $163.8 million decrease in cash flows from changes in operating assets and liabilities was primarily related to an estimated $77 million benefit realized in the first nine months of 2013 from the restoration of normalized working capital levels following the acquisition of Vertis, which was acquired without normalized levels of accounts payable and accrued liabilities. The decrease is also attributable to increased receivables and inventory during our seasonal peak for working capital.

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Net cash used in investing activities was $214.3 million for the nine months ended September 30, 2014, compared to $346.1 million for the nine months ended September 30, 2013, resulting in a $131.8 million decrease in cash used in investing activities. The decrease was primarily due to $124.4 million of reduced cash payments related to acquisitions and strategic investments, predominantly driven by the $235.4 million net cash paid for the Vertis acquisition on January 16, 2013, less the $96.4 million net cash paid for the Brown acquisition on May 30, 2014. In addition, receipts of restricted cash increased $10.1 million in 2014.

Net Cash Provided by Financing Activities

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Net cash provided by financing activities was $144.3 million for the nine months ended September 30, 2014, compared to $133.3 million for the nine months ended September 30, 2013, resulting in a $11.0 million increase in cash provided by financing activities. The increase was primarily due to a $37.4 million increase in net debt borrowings in 2014 as compared to 2013, partially offset by $14.3 million of debt issuance costs paid related to the April 28, 2014 $1.9 billion debt financing arrangements and $7.1 million of reduced cash flows from equity incentive instrument transactions.

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

Free Cash Flow for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was as follows:

	Nine Months Ended September 30,
	2014	2013
	(dollars in millions)
Net cash provided by operating activities	$74.8	$219.4
Less: purchases of property, plant and equipment	(113.1)	(117.6)
Free Cash Flow	$(38.3)	$101.8

Free Cash Flow decreased $140.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due to a $144.6 million decrease in net cash provided by operating activities, partially offset by a decrease in capital expenditures of $4.5 million. The $144.6 million decrease in net cash provided by operating activities includes an estimated $77 million benefit realized in the nine months ended September 30, 2013 from the restoration of normalized working capital levels following the acquisition of Vertis. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows and the "Net Cash Used in Investing Activities" section above for further explanations of the change in purchases of property, plant and equipment.

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

The Debt Leverage Ratio at September 30, 2014 and December 31, 2013, was as follows:

	September 30, 2014		December 31, 2013
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,622.3		$1,406.8

Divided by:
Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$558.2		$577.1
October 1, 2013 to May 29, 2014 Brown Printing pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio(1)	19.9
EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$578.1		$577.1

Debt Leverage Ratio	2.81	x	2.44	x
______________________________

(1)
As permitted by the Senior Secured Credit Facility, certain pro forma financial information related to the acquisition of Brown Printing was included when calculating the Debt Leverage Ratio as of September 30, 2014. As the acquisition of Brown Printing was completed on May 30, 2014, the $19.9 million pro forma Adjusted EBITDA represents the period from October 1, 2013 to May 29, 2014. Pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for Brown Printing was calculated in a consistent manner with the calculation above for Quad/Graphics. Brown Printing's financial information subsequent to the May 30, 2014 acquisition has been included within the Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio as the results of Brown Printing have been consolidated with Quad/Graphics' financial results since that date. If the pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for Brown Printing was not included in the calculation, the Company's Debt Leverage Ratio would have been 2.91x.

The calculation of Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the trailing twelve months ended September 30, 2014 and December 31, 2013, were as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Nine Months Ended
	December 31, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	$32.5	$(7.2)	$(28.2)	$53.5
Interest expense(1)	85.5	69.5	64.1	90.9
Income tax expense (benefit)(1)	23.3	(7.7)	1.3	14.3
Depreciation and amortization(1)	340.5	253.4	258.7	335.2
EBITDA	$481.8	$308.0	$295.9	$493.9
Restructuring, impairment and transaction-related charges(1)	95.3	45.9	82.9	58.3
Loss on debt extinguishment(1)	—	6.0	—	6.0
Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$577.1	$359.9	$378.8	$558.2
______________________________

(1)	Financial information for the year ended December 31, 2013 is included as reported in the Company's 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

The Debt Leverage Ratio increased 0.37x at September 30, 2014, compared to December 31, 2013, due to increased borrowings in 2014 of $215.5 million primarily to fund acquisitions and strategic investments (such as Brown Printing and UniGraphic), seasonal working capital needs and capital expenditures. The Debt Leverage Ratio at September 30, 2014 of 2.81x is above management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above or below the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities like the Brown Printing and UniGraphic acquisitions and seasonal working capital needs.

Debt Obligations

The Company completed its $1.9 billion debt financing arrangements on April 28, 2014, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion Senior Secured Credit Facility and $300 million of Senior Unsecured Notes.

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

Borrowings under the revolving credit facility and Term Loan A loans made under the Senior Secured Credit Facility will initially bear interest at 2.00% in excess of reserve adjusted LIBOR, or 1.00% in excess of an alternate base rate, and Term Loan B loans will bear interest at 3.25% in excess of reserve adjusted LIBOR, with a LIBOR floor of 1.00%, or 2.25% in excess of an alternative base rate at the Company's option. The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

The Senior Unsecured Notes bear interest at 7.0% and are due May 1, 2022. The Senior Unsecured Notes are unconditionally guaranteed, on a joint and several basis, by each of the Company's Guarantor Subsidiaries.

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

During the nine months ended September 30, 2014, the Company utilized a combination of the following significant debt instruments to fund cash requirements, including:

•	Senior Secured Credit Facility which includes:

◦	$850.0 million Revolving Credit Facility ($106.2 million outstanding as of September 30, 2014);

◦	$450.0 million Term Loan A ($444.4 million outstanding as of September 30, 2014); and

◦	$300.0 million Term Loan B ($296.4 million outstanding as of September 30, 2014);

•	Senior Unsecured Notes ($300.0 million outstanding as of September 30, 2014); and

•	Master Note and Security Agreement ($436.5 million outstanding as of September 30, 2014).

The Company redeemed $108.8 million of its senior notes under the master note and security agreement for $109.6 million on October 10, 2014, resulting in a loss on debt extinguishment to be recorded in the fourth quarter of 2014 of $0.8 million plus applicable transaction fees. The Company used its revolving credit facility to effect the redemption. This redemption was primarily completed to reduce interest expense based on current LIBOR rates.

Covenants and Compliance

The Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this Covenants and Compliance section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2014 (for each covenant, the most restrictive measurement has been included below):

•
On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt (less certain unrestricted domestic cash) to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2014, the Company's leverage ratio was 2.76 to 1.00).

•
On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt (less certain unrestricted domestic cash) to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2014, the Company's senior secured leverage ratio was 2.26 to 1.00).

•
On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended September 30, 2014, the Company's interest coverage ratio was 6.45 to 1.00).

•
On a rolling twelve-month basis, the fixed charge coverage ratio, defined as consolidated EBITDA and rent expense to interest and rent expense, shall not be less than 1.50 to 1.00 (for the twelve months ended September 30, 2014, the Company's fixed charge coverage ratio was 4.01 to 1.00).

•
Consolidated net worth of at least $793.8 million plus 40% of positive consolidated net income cumulatively for each year. As of September 30, 2014, consolidated net worth must be at least $793.8 million (as of September 30, 2014, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.15 billion).

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

As of September 30, 2014, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2014, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on February 27, 2014, except:

•
The Company increased its consolidated debt and capital lease obligations by $402.2 million, which included a $186.7 million change in anticipated future interest payments, during the nine months ended September 30, 2014 as a result of the completion of the April 28, 2014, $1.9 billion debt financing arrangements (see Note 10, "Debt," to the condensed consolidated financial statements in Item 1,"Condensed Consolidated Financial Statements (Unaudited)," "Debt Obligations" and "Covenants and Compliance" of this Quarterly Report on Form 10-Q for further details on these debt arrangements).

New Accounting Pronouncements

In August 2014, the FASB issued new guidance on the required disclosures related to an entity’s ability to continue as a going concern. The guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016, and for each annual and interim period thereafter with early adoption permitted. The Company plans to adopt this new guidance effective December 31, 2016. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In June 2014, the FASB issued new guidance on certain share-based payment awards, which clarifies the treatment of performance targets that can be met after the requisite service period of a share-based payment award. Under the new guidance, an entity should treat the performance targets that can be met after the requisite period of service as performance conditions that affect vesting. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company plans to adopt this new guidance effective January 1, 2016. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In May 2014, the FASB issued new guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption not permitted. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements and determining which transition method to use.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of September 30, 2014, the Company had fixed rate debt and capital leases outstanding of $764.9 million at a current weighted average interest rate of 7.2% and variable rate debt outstanding of $857.4 million at a current weighted average interest rate of 3.1%. The variable rate debt outstanding at September 30, 2014 is primarily comprised of the $1.6 billion Senior Secured Credit Facility entered into on April 28, 2014, including $444.4 million outstanding on the $450.0 million term loan A, $296.4 million outstanding on the $300.0 million term loan B and $106.2 million outstanding on the $850.0 million revolving credit facility. The term loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the term loan B will not begin to fluctuate until LIBOR exceeds that percentage. At September 30, 2014, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the term loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the term loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.8% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2014, by approximately $16.6 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has an allowance for doubtful accounts of $65.1 million as of September 30, 2014, and $58.9 million as of December 31, 2013.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three and nine months ended September 30, 2014, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A, "Risk Factors," of the Company's 2013 Annual Report on Form 10-K, filed with the SEC on February 27, 2014. No material changes to such risk factors occurred during the period from January 1, 2014 through September 30, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the third quarter ended September 30, 2014. As of September 30, 2014, there were $91.8 million of authorized repurchases remaining under the program.

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

QUAD/GRAPHICS, INC.

Date:	November 7, 2014	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2014	By:	/s/ David J. Honan
David J. Honan
Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended September 30, 2014

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

(101*)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

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