Form 10-K
period 2014-12-31
Quad/Graphics, Inc.
filed 2015-03-02
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the class A common stock (based on the closing price of $22.37 per share on the New York Stock Exchange, LLC) on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, held by non-affiliates was $627,642,357. The registrant's class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant's class B common stock is convertible into one share of the registrant's class A common stock. In August 2012, all outstanding shares of the registrant's class C common stock were converted into shares of class A common stock.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of February 19, 2015

Class A Common Stock	34,708,793
Class B Common Stock	14,198,464
Class C Common Stock	—
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

QUAD/GRAPHICS, INC.
FORM 10-K INDEX
For the Year Ended December 31, 2014

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K, as such may be amended or supplemented in Part II, Item 1A, "Risk Factors," of the Company's subsequently filed Quarterly Reports on Form 10-Q, and the following:

•	The impact of decreasing demand for printed materials and significant overcapacity in the highly competitive commercial printing industry creates downward pricing pressures;

•	The inability of the Company to reduce costs and improve operating efficiency rapidly enough to meet market conditions;

•	The impact of electronic media and similar technological changes including digital substitution by consumers;

•	The impact of changing future economic conditions;

•	The failure of clients to perform under contracts or to renew contracts with clients on favorable terms or at all;

•	The failure to successfully identify, manage, complete and integrate acquisitions and investments;

•	The impact of changes in postal rates, service levels or regulations;

•	The impact of increased business complexity as a result of the Company's entry into additional markets;

•	The impact of fluctuations in costs (including labor and labor-related costs, energy costs, freight rates and raw materials) and the impact of fluctuations in the availability of raw materials;

•	The impact of regulatory matters and legislative developments or changes in laws, including changes in cyber-security, privacy and environmental laws;

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

Overview

At the forefront of innovation in the printing industry for more than 40 years, Quad/Graphics is a leading global provider of print and media solutions. The Company was founded in Pewaukee, Wisconsin, as a Wisconsin corporation, in 1971 by the late Harry V. Quadracci. As of December 31, 2014, the Company had approximately 24,100 full-time equivalent employees in North America, South America, and Europe, and served a diverse base of approximately 9,700 clients from 143 facilities located in 12 countries, as well as strategic investments in printing operations in Brazil, Chile and India. With consultative ideas, worldwide capabilities, leading-edge technology and single-source simplicity, the Company believes it has the resources and knowledge to help a wide variety of clients in vertical industries, including, but not limited to, retail, publishing, insurance, financial and healthcare.

Quad/Graphics creates value for its clients by helping them perform better in today's rapidly changing world through innovative solutions that improve efficiencies, reduce costs, lift response and increase revenue. The Company believes that doing things differently—and better—enhances results and that constant innovation provides its clients with more agility and faster speed to market while also creating powerful client experiences that drive improved performance.

The Company's diverse range of print and related products, services and solutions in North America, South America and Europe primarily include:

•
Print Solutions. Including retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, newspapers, custom products, other commercial and specialty printed products and paper services.

•
Logistics Services. Including mailing solutions, postal consultation, delivery optimization and hygiene services, delivery monitoring and tracking, and distribution, logistics and transportation services.

•	Digital Solutions. Including email, image recognition, near-field communication technology, mobile apps, mobile websites and digital publishing.

•	Strategy. Including brand, campaign and media planning and placement.

•	Data. Including data insights, segmentation and response analysis.

•	Creative. Including concept and design, page layout and production, copywriting, interactive solutions, photography, retouching, and video production and optimization.

•	Workflow. Including content management, process management, facilities management services, color management, and digital file processing and proofing.

Quad/Graphics has contractual relationships with leading magazine publishers, including Condé Nast, Hearst Magazines, Meredith Corporation, The National Geographic Society, Rodale Inc., Source Interlink Media, LLC, Time Inc. and Wenner Media LLC. Quad/Graphics prints retail inserts for major retailers such as Bass Pro Shops, The Bon-Ton Stores, Inc., CVS Health Corporation, The Great Atlantic and Pacific Tea Company (A&P), J.C. Penney Company, Inc., Shopko Stores Operating Co., LLC, Target Corporation, Tractor Supply Company and Walgreens Corporation; catalogs for industry-leading marketers such as American Girl, Bluestem Brands, Colony Brands and OSP Group; and direct mail products for companies such as American Eagle Outfitters, Charter Communications, Publishers Clearing House, Inc. and Weight Watchers International, Inc. Quad/Graphics prints books for publishers such as Harlequin Enterprises Limited, McGraw-Hill Education and Simon & Schuster, Inc.; and directories for publishers such as hibu plc and Yellow Media Limited.

The Company benefits from consistent executive leadership who is committed to transforming the Company to remain relevant and competitive, and create value for shareholders. The Company refers to its transformative journey in chapters. The Company's first chapter covers a period of tremendous organic growth that began with its founding in 1971 and concluded in 2010. The Company views this chapter as a 40-year period of building a strong and lasting foundation in which Quad/Graphics established the Company's culture based on strong values that are still in place today. During this period, the Company grew rapidly through greenfield growth; built a premier manufacturing and distribution platform equipped with the latest technology; and established its reputation as one of the industry's foremost innovators. When chapter one culminated in 2010, Quad/Graphics had grown from a tiny upstart into a $1.8 billion global provider of print and media solutions with approximately 11,600 employees in the United States, South America and Europe operating 11 domestic plants, plus international locations in Poland, Argentina and Brazil.

Quad/Graphics' second chapter began in 2010 and continues today. The Company's second chapter relates to its role as a disciplined industry consolidator. Quad/Graphics saw an opportunity to start participating in industry consolidation in response to economic and industry pressures following the great recession of 2008 and 2009, which severely impacted volumes. At the same time, digital and mobile content delivery methods came of age as consumers rushed to adopt new technologies, creating confusion for marketers on how to use print in combination with other channels as part of a multimedia campaign. This created an opportunity for companies like Quad/Graphics—with manufacturing and distribution economies of scale, strong balance sheets and access to capital markets—to take advantage of consolidating acquisition opportunities in order to reduce costs and address overcapacity in the industry.

The Company completed a number of value-driven industry consolidation opportunities in recent years, including the July 2010 acquisition of World Color Press Inc. ("World Color Press"), which was a transformative event in the Company's history as it significantly enhanced Quad/Graphics' size, range of product and service offerings and overall industry presence. In conjunction with that acquisition, Quad/Graphics became a controlled publicly-traded company using equity to finance a portion of the acquisition in order to preserve the strength of the Company's balance sheet. At this time, Quad/Graphics class A common stock begin to trade on The New York Stock Exchange, LLC ("NYSE") under the symbol "QUAD". Other consolidating acquisitions have included Vertis Holdings Inc. ("Vertis") in January 2013 and Brown Printing Company ("Brown Printing") in May 2014 as well as the asset swap with Transcontinental Inc. ("Transcontinental") in 2011. Through each of these acquisitions, the Company was able to enhance or expand its product offerings, while removing inefficient and underutilized capacity, pulling out costs, and transitioning work to the most efficient platform. This includes facilities that Quad/Graphics built and maintained during chapter one of the Company's transformative journey, as well as plants that were acquired in which Quad/Graphics continues to make strategic investments.

While the Company continues on its journey in chapter two, it also began moving into chapter three, which is about continued transformation, while remaining focused on serving the Quad/Graphics clients well while adding products and services that support their needs globally. This transformation includes reinventing existing product lines, such as the Company's book platform in which Quad/Graphics is investing in 20 or more high-speed color digital web presses to transform the platform and capabilities, as well as expansion into product lines with higher growth potential, such as packaging and commercial and specialty print.

In 2013, the Company entered the folded-carton packaging market with the acquisition of Proteus Packaging ("Proteus"). Proteus offers packaging solutions for a wide variety of industries, including automotive, biotechnology, food, personal care, pharmaceuticals, software and electronics. As part of the Company's focus on growth and opportunities in commercial and specialty print, Quad/Graphics recently announced the acquisition of Marin's International ("Marin's"), a worldwide leader in the point-of-sale display industry. Marin's will enhance Quad/Graphics' existing in-store and large-format marketing solutions as well as expand its ability to help retailers and brand marketers promote their brands as part of a global campaign. While small, the Marin's acquisition enhances Quad/Graphics position with major consumer packaged goods companies and retailers with which Marin's does business all over the world. Outside of print, Quad/Graphics will also be looking at the continued expansion of the Company's QuadMed subsidiary, which specializes in employee-sponsored health care solutions. Founded in 1990 to address the Company's own employees' needs for quality, cost-effective primary care, QuadMed today provides workplace solutions on a national level to employers of all sizes, including private and public sector companies. These services include on-site and near-site primary care clinics, retail clinic management, telemedicine, and comprehensive health and wellness programs.

Quad/Graphics remains focused on five primary strategic goals that support its objective to transform the Company and drive performance through innovation. The Company believes these goals will allow it to be successful despite ongoing industry challenges. These strategic goals are described in the "Strategy" section of this document, and include:

1.	Strengthen the core;

2.	Grow the business profitably;

3.	Walk in the shoes of our clients;

4.	Engage employees; and

5.	Enhance financial strength and create shareholder value.

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

Industry

The global commercial printing industry is made up of companies whose capabilities include commercial lithographic printing, gravure printing, flexographic, screen printing, quick printing, digital printing, business form printing, book printing, prepress services that include adjusting images and text and creating high-quality print files and book binding. According to the October 2014 Global Commercial Printing IBISWorld industry report, the global commercial printing industry generates an estimated $435 billion in annual revenue and has a low level of market share concentration with the four largest players (which includes Quad/Graphics) in the industry accounting for approximately 6% of annual industry revenue.

Quad/Graphics operates primarily in the commercial print portion of the printing industry. According to the August 2014 Printing in the U.S. IBISWorld industry report, the United States commercial printing industry generates an estimated $82 billion in annual revenue, employs more than 450,000 employees and is comprised of approximately 48,000 companies. The commercial printing industry is also highly fragmented, with the five largest printing companies (which includes Quad/Graphics) accounting for approximately 20% of total commercial print industry annual revenue in the United States. Although there has been significant industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry still only represent approximately half of the total industry revenue in the United States, according to the December 2014 Printing Impressions PI400.

According to the August 2014 Printing in the U.S. IBISWorld industry report, the commercial print industry in the United States services markets including advertising, publishing, retailers, consumer goods manufacturers, stationery and textile manufacturers, financial and legal firms, and wholesalers with capabilities that include:

•
Commercial Lithographic Printing. Commercial lithographic printing accounts for approximately 55% of industry revenue with primary end uses including advertising, publications, periodicals, catalogs, directories, financial and legal printing, and labels and wrappers.

•
Commercial Screen Printing. Commercial screen printing accounts for approximately 9% of industry revenue and derives its revenue from printing on apparel in addition to revenue from advertisers, label printing, and printing decals.

•	Commercial Flexographic Printing. Commercial flexographic printing accounts for approximately 8% of industry revenue and is mainly used for packaging, labels and wrappers.

•
Digital Printing. Digital printing accounts for approximately 7% of industry revenue and, since it does not require printing plates and requires less initial setup than many of the other forms of commercial printing, it is very cost effective for small print runs.

•	Book Printing. Book printing accounts for approximately 5% of industry revenue and involves printing and binding books and pamphlets.

•
Commercial Gravure Printing. Commercial gravure printing accounts for approximately 4% of industry revenue with primary end uses including advertising, catalogs, directories, publications, periodicals, stationery, and labels.

•
Quick Printing. Quick printing accounts for approximately 3% of industry revenue and is primarily a business-to-business service that is characterized by its short-run printing and fast copying speeds.

•	Other Printing. Other printing accounts for approximately 9% of industry revenue and includes printing blankbooks, looseleaf binders and business forms.

Demand for printed products and related services is impacted by real gross domestic product growth, as economic activity and advertising spending are key drivers of consumer demand. In times of global economic uncertainty, advertisers may reduce spending. Magazine publishers, facing diminished advertising pages, reduce total page counts; catalog marketers reduce page counts, circulation and the frequency of print campaigns; retailers curb investments in store inventory and cut back advertising; and other advertisers reduce their direct mail campaigns, particularly in the banking, insurance, credit card, real estate and nonprofit industries. In addition, the Company believes the commercial print industry has moved toward a demand for shorter print runs, faster product turnaround and increased production efficiency of products with lower page counts and increasing complexity. This, combined with increases in postage expenses (which significantly outpaced inflation over the last 10 years) and the increased use of alternative marketing technologies have led to ongoing industry consolidation. This industry consolidation has allowed for larger printers with economies of scale, strong balance sheets and access to capital markets the ability to adopt more efficient equipment, take advantage of consolidating acquisition opportunities as they arise and look for ways to reduce costs, including plant closures, while at the same time addressing the concerns of overcapacity in the marketplace.

The industry continues to have excess manufacturing capacity which was created, in part, by declines in industry volumes during the past recession, which in turn has created continued downward pricing pressures. In more recent years, these pressures have been somewhat offset by ongoing industry consolidation, whereby consolidators have removed excess, inefficient and/or underutilized capacity. In addition, digital delivery of documents and data, including the online distribution and hosting of media content and mobile technologies, offer alternatives to traditional delivery of printed documents. Increasing consumer acceptance of digital delivery of content has resulted in marketers and publishers allocating their marketing and advertising spend across the expanding selection of digital delivery options, which further reduces demand in certain print categories and contributes to industry overcapacity. Additionally, the Company faces competition from print management firms, which look to streamline processes and reduce the overall print spend of the Company's clients, as well as from strategic marketing firms focused on helping businesses integrate multiple channels into their marketing campaigns.

Quad/Graphics believes that traditional business users of print and print-related services are focused on generating and tracking the highest returns on their marketing dollars. The Company believes that its clients receive the greatest return on their marketing and advertising dollars when they effectively utilize data to target the appropriate customers and combine digital alternatives with customized print products in a targeted, multichannel marketing campaign driven by an overall marketing strategy. Quad/Graphics believes it is well positioned to help its clients navigate through this changing landscape and create innovative ways to connect print with digital channels.

Finally, the Company believes that successful commercial printing companies will invest in mailing and logistics capabilities because, for many clients, mailing and distribution represent their largest cost—typically two to three times the cost of their print expense. Therefore, Quad/Graphics believes a printer's ability to impact mailing and distribution expenses through data hygiene solutions and sophisticated, automated printing, finishing and distribution equipment creates value for clients by minimizing their total manufacturing and distribution cost.

Seasonality

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years.

Strategy

Quad/Graphics remains focused on the following five primary strategic goals that support its objectives to transform the Company and drive performance through innovation.

1.	Strengthen the Core

Quad/Graphics utilizes a disciplined return on capital framework to make significant investments in its print manufacturing platform and data management capabilities, resulting in what it believes is one of the most integrated, automated, efficient and modern manufacturing platforms in the industry. Core or foundational print product lines at Quad/Graphics include retail inserts, publications, catalogs, books and directories, as they represent a large percentage of the Company's net sales. The Company's ability to maintain the strength of its core product lines, through investments to automate and improve efficiencies and throughput while reducing labor, promotes continued value creation to support future growth opportunities.

A commitment to Lean Enterprise and a disciplined culture of continuous process improvement is a high priority throughout the Company and supports its goal of strengthening the core product lines. Quad/Graphics also strengthens its core product lines through a dedicated focus on having the right people in the right roles at the right time. The Company benefits from leadership consistency and longevity with senior executives having decades of print industry experience, which gives them valuable knowledge and perspective. The Company also continues to enhance its leadership team, bringing aboard complementary, experienced talent who can immediately contribute to advancing the Company's goals.

Quad/Graphics believes that its national distribution network is also a key attribute in its ability to strengthen the core foundation of the Company. Quad/Graphics has made strategic capital expenditure and information technology ("IT") investments to build what it believes is one of the most efficient and innovative distribution networks in the commercial printing industry. The Company's goal, and an integral component of how Quad/Graphics creates client value, is to maintain and utilize a fully integrated, national distribution network to help mitigate rising postage costs for its clients by minimizing their total cost of production and distribution.

2.	Grow the Business Profitably

The Company believes it is well positioned to grow the business profitably. Key components of this strategy are centered on the Company's ability to grow through ongoing innovation, organic growth and disciplined acquisitions. Innovation takes many different forms at Quad/Graphics. From a manufacturing platform perspective, innovation drives the Company's ability to help clients precisely segment and target their audience to deliver relevant content, ads and offers. Through advanced demographic binding capabilities and data management solutions, the Company can provide personalized ads and covers to encourage end-consumer connection and reader engagement. Innovation also drives Quad/Graphics' client-centric approach to help marketers, publishers, agencies and brand owners connect print with multiple media channels to create measurable client value. Clients benefit through better reach and end-user engagement, improved response and increased revenue derived from these integrated multichannel marketing campaigns. This has created an opportunity for Quad/Graphics to help maximize the revenue clients derive from their overall printing spend.

Another key attribute of this strategy is the Company's ability to grow the business through compelling, ongoing platform investments that drive profitable organic growth and productivity in the Company's current business, as well as executing on acquisitions through a disciplined approach that includes expansion into higher growth print product categories, new product categories, expansion into growing geographic markets and pursuing additional value-driven industry consolidation opportunities.

The Company believes additional value-driven industry consolidation opportunities will create measurable value through the addition of complementary capabilities, allowing the Company to provide an enhanced range of products and services, and create significant efficiencies in the overall print production and distribution processes. As the Company transitions deeper into chapter three of its journey, it will continue pursuing growth opportunities that will help transform an existing product line, expand Quad/Graphics' business into product and service categories with higher growth potential, and/or expand the Company into world geographies with growing middle classes who consume a variety of printed products.

3.	Walk in the Shoes of our Clients

Quad/Graphics believes that every client, regardless of size, is the most important client. A key component of Quad/Graphics' client-facing strategy is to strengthen relationships at different levels inside the client's organization so the Company can better understand, anticipate and satisfy clients' needs—sometimes before clients even know they have a need. While Quad/Graphics has dedicated sales, sales service and customer service representatives, the Company reinforces that all employees, regardless of job title, are part of the Quad/Graphics' client experience team. As such, all employees are responsible for meeting the needs of its clients every day, making it easy to do work with Quad/Graphics, and making the client experience enjoyable at every touch point. Quad/Graphics believes its strategy to walk in the shoes of our clients helps all employees focus on the client experience at all touch points throughout its end-to-end process to improve client satisfaction and create loyalty to the Quad/Graphics brand. The Company also believes its proactive thought leadership in the key issues facing clients—such as omnichannel marketing and postal reform—will create value and deepen client relationships.

4.	Engage Employees

Quad/Graphics' strategy to engage employees builds on key aspects of its distinct corporate culture, including an organization-wide entrepreneurial spirit and opportunity-seeking mentality where employees are encouraged to take pride and ownership in their work; take advantage of continuous learning and job-advancement opportunities; share knowledge by mentoring others; and innovate solutions. With the encouragement to do things differently—and find a better way—the Company believes its employees are more fully engaged in producing better results for clients and advancing the Company's strategic goals.

The Company believes one of the most important ways it can drive employee engagement is by acting on employee feedback gathered through daily conversations, surveys, roundtable discussions and focus groups, and open forums at Company and department meetings. Through these mechanisms, the Company gives employees a voice and then demonstrates its commitment to their engagement by implementing programs and policies that address their needs and/or suggestions. At the same time, the Company is able to reinforce the Company's eight core values that drive how the Company operates: Believe in People, Do the Right Thing, Trust in Trust, Innovate, Grow, Make Money, Have Fun, and Do Things for the Rose (i.e., do things for the sake of excellence).

5.	Enhance Financial Strength and Create Shareholder Value

Quad/Graphics follows a disciplined approach to maintaining and enhancing financial strength to create shareholder value, which is essential given ongoing industry challenges. This key strategic goal is centered on the Company's ability to maximize Free Cash Flow, net earnings and EBITDA; maintain consistent financial policies to ensure a strong balance sheet and liquidity level; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change.

The priorities for capital allocation and deployment are adjusted based on prevailing circumstances and what the Company thinks is best for shareholder value creation at any particular point in time. Those priorities currently include: (1) making compelling investments that drive profitable organic growth and productivity in the Company's current business, as well as executing on acquisitions through a disciplined approach that includes expansion into higher-growth products and services, expansion into growing geographic markets and pursuing value-driven industry consolidation; (2) deleveraging the Company's balance sheet through debt and pension liability reduction; and (3) returning capital to shareholders through dividends and share repurchases.

Competitive Advantages

Quad/Graphics believes its success has been fueled by a number of key competitive advantages that drive its five primary strategic goals. These competitive advantages are: an efficient, flexible and modern manufacturing platform; leading mailing and distribution capabilities; a commitment to ongoing innovation, rapid adoption of technology and integration of new media; a well-defined integration process; a client-centric approach; a disciplined and consistent financial approach; and a distinct corporate culture that empowers and engages employees to think and act like owners to drive business results.

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

Another key aspect of the Company's modern manufacturing platform is the combination of its footprint of mega plants (facilities greater than 1.0 million square feet) that produce a number of different products under one roof; mega zones where multiple facilities in close geographic proximity are managed as one large facility; and smaller strategically located facilities. The Company has continued to evolve its platform, equipping facilities to be product line agnostic, which enables the Company to maximize equipment utilization. Quad/Graphics believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as magazines and catalogs) due to efficiencies of scale and from investments in automation and technology. Complementing its mega plant and mega zone footprints are smaller facilities, strategically located closer to final distribution points for expedited delivery. This allows clients greater deadline flexibility for adjusting content or marketing strategy, especially for commercial products, direct mail and retail inserts. The Company's platform provides it with the flexibility to meet complex customer service requirements, such as quick turns for time-sensitive material, or when weather patterns threaten production or delivery in a specific area of the country.

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

•
vertically-integrated non-print capabilities—such as data management, imaging, logistics and distribution, ink manufacturing, and equipment research and design—to assist the Company in delivering lower costs for its clients, enhancing customer service levels, allowing substantial control over critical links in the overall print supply chain (such as the Company's ink manufacturing capabilities which help it control the quality, cost and availability of a key input in the printing process), increasing flexibility and providing more aggregated services to each client;

•	a disciplined approach to improving capacity utilization and productivity across the entire platform; and

•
a focused effort to take out direct costs through a variety of means, including the maximization of labor mix and the expansion of continuous improvement programs to reduce waste, eliminate redundancies and shorten cycle times.

Leading Mailing and Distribution Capabilities

Quad/Graphics creates targeted and personalized printed materials for its clients, which helps its clients increase consumer response rates, maximize their return on print spending and reduce overall costs. Quad/Graphics uses its in-house list services bureau to analyze mail list data, demographic data, consumer transaction data and other consumer-specific data to help its clients target consumers through personalized printed materials. Personalization and targeting create the opportunity to reach the right recipients with the right (or relevant) message at the right time. The Company believes that integrating its analysis of mail list data with its logistics services allows it to reduce client freight costs for shipments to newsstands and postal centers, while providing a high level of dependability and rapid response times that are crucial to the delivery of time-sensitive materials. Further, the Company uses a national consolidation network to combine like-destination freight to maximize cost-effectiveness.

Postal rates are a significant component of many clients' cost structures and Quad/Graphics believes that postal costs influence the number of pieces that its clients print and mail. The Company has invested significantly in its mail preparation and distribution capabilities to offset increasing postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency and reduce these costs. The Company helps its U.S. clients reduce their overall postage costs through what it believes, based on information published by or otherwise made available from its competitors, is the industry's largest co-mail program. The Company's co-mail program involves the sorting and bundling of printed products to be mailed to consumers, in order to facilitate better integration with the United States Postal Service ("USPS"). The USPS offers significant work-sharing discounts for this sorting, bundling and drop-shipping to approximately 300 USPS postal processing centers as it reduces handling by the USPS. By combining the products of multiple clients in the mailstream, the Company leverages the volume from all of its clients, regardless of the production facility, to achieve USPS discounts to benefit its clients. Quad/Graphics co-mailed approximately 5.3 billion magazines, catalogs and direct marketing pieces in 2014, representing an organic growth increase of approximately 5% over 2013. Quad/Graphics estimates that the Company's clients save an estimated $250 million annually through co-mailing versus conventional drop-shipping. In 2015, the Company will begin incorporating volumes from the Brown Printing acquisition, further bolstering volumes and savings opportunities for clients.

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

Commitment to Ongoing Innovation, Rapid Adoption of Technology and Integration of New Media

Quad/Graphics regularly reinvests in its platform approximately 3% of net sales annually for capital expenditures. The Company has had a continued commitment to research and development, platform maintenance, manufacturing process improvements, and the rapid adoption of technological innovations. For example, the Company announced in early 2015 a three-year plan to transform its book platform from conventional web offset presses to modern digital presses that will give publishers a full range of options to produce and deliver books faster and more cost-effectively. The plan includes an investment in 20-plus high-speed color digital web presses; front-end workflow solutions for accepting orders and putting them immediately into production; and back-end integrated systems for finishing, distribution and fulfillment, including shipping directly to the end recipient with an auto-generated invoice. The investment allows for an entirely new business model for bringing books to market and the Company believes it will transform the supply chain for publishers, improving the economics of book publishing by reducing the need to carry large book inventories that may go unsold and become obsolete. The plan also will strengthen the Company's full-service offering to publishers who seek to deliver content in all forms, from magazines, special interest publications, journals and directories to books.

From a client-facing technology perspective, Quad/Graphics believes it is at the forefront of the printing industry with creating and/or rapidly adopting solutions that help marketers and publishers integrate print with new media to drive business results. The Company's Media Solutions group develops, tests and delivers innovative solutions, including, but not limited to creative services, videography, photography, workflow solutions, digital imaging, facilities management services, and digital publishing. These services are seamlessly integrated to help clients optimize content, promote brand awareness and loyalty, and create experiences that connect with consumers and readers across multiple channels such as print (including in-store signage and point-of-purchase displays), mobile, email, the Web, tablets and e-readers, video and social media.

In 2015, Quad/Graphics announced the expansion of its existing BlueSoho business, a high-end digital art and color retouching studio, into an integrated marketing and technology firm for retailers, publishers and Fortune 500 companies. BlueSoho provides brand activation campaigns; digital and mobile; local promotional strategy, planning and buying; and creative and production services. The strategic repositioning of BlueSoho by the Company as an independent brand enables Quad/Graphics to capture new business, especially among publishers and marketers who would not otherwise consider their print partner for multichannel execution.

Data supports the Company's belief that marketers will continue to use a multichannel approach. According to the September 2014 Cross-Channel Attribution Must Convert Insight Into Action Forrester Consulting study, the average marketer is using 13 channels to drive his or her marketing objectives. The 2014 Digital Marketer Experian Marketing Services research report showed that approximately 80% of marketers planned to run cross-channel campaigns in 2014. Further, according to a 2013 State of Integrated Marketing Econsultancy research report, nearly 90% of marketers describe marketing channel integration as "necessary and inevitable" for mid-sized and large organizations.

Another example of Quad/Graphics' innovative approach is the integration of its imaging, manufacturing and distribution networks into a singular platform using a networked IT infrastructure. This platform—connected via Quad/Graphics' own Smartools®—provides seamless, real-time information flow across sales and estimating, production planning, scheduling, manufacturing, warehousing, logistics, invoicing, reporting and customer service.

With respect to the Company's print manufacturing platform, the Company has maintained a dedicated research and development group called QuadTech for more than 35 years. QuadTech engineers, designers and systems engineers, working closely with the Company's press and finishing operators and IT professionals, have developed a range of advancements. The value of these innovations to the industry is supported by the fact that QuadTech generates revenue by supplying some of these technology solutions and consulting services to other printers. In particular, the Company believes it is an internationally known, leading manufacturer of electronic process control systems and maintains offices in the Netherlands, India, Japan and China to sell and service these products to equipment manufacturers and other printers.

Outside of print, the Company continues to innovate through expansion of its QuadMed subsidiary, which it established in 1990 to improve the quality and cost of Quad/Graphics employees' healthcare through on-site and near-site primary care clinics, retail clinic management, telemedicine and comprehensive health and wellness programs. As the Company experienced success and word spread, other companies turned to QuadMed to create and manage their on-site clinics to deliver accessible, affordable and high-quality healthcare for their employees. In 2013, QuadMed acquired Novia CareClinics, LLC ("Novia") to provide workplace solutions on a national level to employers of all sizes, including private and public sector companies. In 2014, QuadMed expanded its services to retailers, sourcing and managing qualified healthcare professionals to staff clinics within a retail establishment. The retail model provides high-quality, low-cost, convenient healthcare for the retailers' own employees as well as customers, and presents a large growth opportunity.

Well-Defined Integration Process

As Quad/Graphics has grown through acquisitions, it has refined its integration process, creating what it believes to be a very well-defined and disciplined approach. The Company's integration process puts a strong focus on serving clients well—minimizing disruption and maximizing retention—while improving the efficiency and productivity of its platform to drive cost savings. The Company does not simply "bolt on" its acquisitions, leaving them to operate independently and overlooking the opportunities to eliminate redundancies and improve efficiencies. Rather, it seeks to fully integrate the business. Following an integration, Quad/Graphics takes a holistic approach to measuring success, considering client retention and satisfaction, employee integration, IT and platform integration and financial metrics, and using knowledge gained to improve future integration processes.

Given that integrating corporate cultures is one of the most complex and important efforts following an acquisition, the Company puts a strong focus on it. Looking specifically at employee integration efforts, Quad/Graphics spends time helping new employees understand the Company, including how it runs the business and the values system that drives decision-making and conduct. New employees in management and supervisory roles are quickly introduced to "Leading Within Quad," a training program that helps them develop a deeper understanding of the organization and resources.

Client-Centric Approach

Throughout its 40-plus-year history, the Company has put its clients at the center of its operations, creating solutions clients need to meet their business objectives. In many instances, Quad/Graphics employees regularly visit or work onsite at client locations, promoting a sense of partnership and giving the Company unique insights into how the client operates and where they may be experiencing a marketing challenge the Company can help solve. The Company uses a client-centric consultative approach to help marketers and publishers take maximum advantage of the Company's full range of integrated multichannel solutions. This consultative approach includes:

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

•	improving the cost-effectiveness of local advertising investments through an improved understanding of best customers' shopping behavior, messaging preferences and media consumption habits;

•	developing workflow solutions to help clients streamline content management across multiple channels;

•
deploying its interactive media capabilities, including planning, executing and monitoring interactive print campaigns, email, personalized URLs, mobile solutions and digital editions, and creating and maintaining microsites in support of effective, print-focused marketing campaigns (the Company's interactive print solutions help connect print with mobile technologies—such as smartphones and tablets—to create compelling calls to action that drive business results); and

•
continuing to invest in leading-edge technologies and capabilities to ensure it can provide the most desirable and effective multichannel solutions to marketers and publishers as technologies and user preferences change.

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

Quad/Graphics pays particularly close attention to listening to what its clients say about the Company, proactively seeking their input through an annual Quad/Graphics Performance Client Survey. The survey provides sound insights on clients' experience with the Company as well as ways to enhance products, services and overall value. Key concerns are addressed by an Executive Steering Committee led by the Chairman, President and CEO, demonstrating the Company's top-down commitment to client satisfaction. Based on the Company's 2014 survey, for example, the Company immediately went to work on a series of initiatives to streamline and simplify processes to address known pain points; share more information about its expanded product and service offering, including a focus on its expertise in meeting the needs of specific vertical industries; and provide clients with peer networking and thought leadership opportunities in the key issues facing clients like omnichannel marketing challenges and postal reform issues. The Company holds a two-day marketing thought leadership conference at its Sussex, Wisconsin headquarters where it brings together leading marketers and publishers from a diverse group of industries for learning and networking opportunities. The Company's event features keynote presentations, small group discussions, working breakout sessions and real stories from the front lines of omnichannel marketing. Quad/Graphics' Postal Conference connects USPS officials, key Congressional staff and client leadership responsible for circulation, production and marketing with a unique opportunity to share information, and discuss today's most pressing postal issues. The goal is for all participants to take away knowledge to help their business and advance postal regulation and legislation for a sustainable USPS.

Disciplined and Consistent Financial Approach

As a controlled public company, Quad/Graphics enjoys the competitive advantage of remaining under the leadership and control of the founder's family. The Quadracci family has had consistent control over the Company's operations and decision-making process since its founding in 1971, which allows for a longer-term strategic view with stability of leadership and strategic vision and deployment. As of February 19, 2015, the Quadracci family retains approximately 80% voting control of the Company through the ownership of high-vote stock. This leadership and voting control structure enables the Company to manage the Company's strategy and financial policy by having the foresight to make decisions today that could impact the Company years from now and avoiding the pitfalls of short-term decision-making that could potentially jeopardize the stability and longevity of the Company. Further, this structure perpetuates a management culture of always striving to be the Company's "own best investment."

Quad/Graphics believes that its disciplined financial approach of focusing on maximizing earnings and Free Cash Flow, and maintaining a strong balance sheet provides a competitive advantage. Continuous Improvement and Lean Manufacturing methodologies are among the tools that Quad/Graphics uses to improve manufacturing productivity and to ultimately maximize operating margins. The Company applies these same methodologies to its selling, general and administrative functions to create a truly Lean Enterprise. Additionally, Quad/Graphics has a culture of continuous cost reduction, which includes minimizing waste, increasing efficiencies and throughput, and simplifying and streamlining processes. The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. Quad/Graphics believes that its focused efforts to be the high-value, low-cost producer generates increased Free Cash Flow and allows the Company to focus on maintaining a strong balance sheet through debt and pension liability reductions.

The Company's disciplined financial approach allowed the Company to maintain sufficient liquidity as well as to reduce refinancing risk, with the nearest significant maturity not until April 2019. The Company enhanced its financial flexibility through the completion of its $1.9 billion debt financing arrangements on April 28, 2014, which included refinancing, extending and expanding its then existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion senior secured credit facility (the "Senior Secured Credit Facility") and issuing $300.0 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022 (the "Senior Unsecured Notes"). The Senior Secured Credit Facility and the Senior Unsecured Notes were entered into to extend and stagger the Company's debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals.

In addition, the Company redeemed $108.8 million of its senior notes under the Master Note and Security Agreement for $109.6 million on October 10, 2014. The Company used its revolving credit facility to effect the redemption. This redemption was primarily completed to reduce interest expense.

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

When reviewing an investment opportunity, such as a consolidating acquisition, Quad/Graphics uses a disciplined, value-driven approach to ensure the following criteria are met before any opportunity is selected:

•	Strategic Fit. The Company conducts a thorough review process to ensure a potential acquisition will be a good strategic fit.

•
Economics Make Sense. The Company ensures that the economics make sense and will create value through an enhanced range of products and services, revenue-generating solutions and increased efficiencies. Key economics include the negotiated purchase price, targeted efficiencies from integrating the companies together and the necessary cost to achieve those synergies.

•
Executable Integration Plan. The Company makes certain that the integration plan is executable in a timely manner and without risk of significant client disruption. The Company has a holistic approach to integration and measures success with four key elements: financial metrics, client retention and satisfaction, employee integration, and IT and platform integration.

•	Balance Sheet Integrity. The Company ensures that post-acquisition, it retains the financial strength and flexibility it had prior to the acquisition.

Distinct Corporate Culture

Quad/Graphics believes that its distinct corporate culture, which evolved from a core set of values conceived by the late founder Harry V. Quadracci, drives thoughtful decision-making, especially with regard to how it manages operations and creates solutions that redefine print in a multichannel media landscape, and better positions the Company to prevail in the dynamic and competitive printing industry. The Company fosters an entrepreneurial environment by inspiring and empowering employees to own projects and enact solutions that advance the Company's goals. Employees in the United States also may have a beneficial ownership interest in the Company through company stock held in an employee stock ownership plan, enhancing their sense of ownership. The Company believes that the empowerment, engagement and development of its employee owners foster a strong partnership approach within the business that delivers results.

To maintain a culture of employee empowerment, the Company helps employees keep current on skills through education and training programs offered on the job and in the classroom. Much of this education is developed specifically for its workforce by its in-house education division, QuadEducation, in cooperation with its Continuous Improvement and Safety business units. Continuous Improvement classes include Lean Enterprise and Six Sigma training, designed to empower both production and administrative employees to find better ways to do their job and improve department and Company performance. Safety initiatives include regular safety huddles and quizzes to discuss safe work conduct and promote a safety mindset, as well as on-site safety classes, including first-responder training. The Company also maintains what it believes to be the industry's premier management training program, also known as the Corporate Training Program, which attracts capable, inspired next-generation talent as well as experienced, ready-to-contribute second-career talent.

Quad/Graphics further invests in its employees by providing personal improvement classes, financial and retirement planning and comprehensive health and wellness benefits. Through its own network of QuadMed primary care clinics located at larger worksite locations combined with advanced telemedicine systems, the Company provides high-quality primary medical care and specialty services to employees and their families at a low cost. The Company demonstrates its commitment to wellness through onsite fitness centers at a number of printing plant locations, as well as by offering smoking cessation, weight-management and nutrition classes among other wellness-related programs; providing employee assistance program counseling services; and developing its own programs with financial incentives for managing chronic conditions such as diabetes and asthma (known as Well You) and promoting healthy lifestyles. QuadMed also sells this business model of healthcare services to third-party businesses.

More recently, the Company has rolled out a number of programs as part of an overall human resources strategy to attract next-generation talent while retaining and engaging existing, valued employees. These programs include reintroducing "Think Small," a small-group gathering outside of work hours to strengthen co-worker relationships and provide a forum for meaningful business discussion; launching an industry years of service recognition program; expanding the frequency and reach of employee roundtable discussions and mentoring opportunities; and expanding financial and volunteer support in the communities where employees live and work. These programs are part of the Company's newly launched "Quad Proud" campaign, which had its genesis in employee responses to an employee value proposition survey. In that survey, employees consistently communicated their pride in their work and being a member of a team working toward a common goal. Quad Proud recognizes individual employee contributions to the Company's collective success while never forgetting the importance of being a Quad/Graphics team member, which includes the obligation to mentor the next generation of employees.

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

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products, together with the related service offerings, including marketing strategy, media planning and placement, data insights, response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink. The United States Print and Related Services segment accounted for approximately 91%, 90% and 88% of Quad/Graphics' consolidated net sales in 2014, 2013 and 2012, respectively.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 9%, 10% and 12% of the Company's consolidated net sales in 2014, 2013 and 2012, respectively.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance. In addition, in 2014 certain expenses and income from frozen employee retirement plans, such as pension and postretirement benefit plans, are included in Corporate and not allocated to the operating segments.

For additional financial information by segment and geographic area, see Note 23, "Segment Information," and Note 24, "Geographic Area and Product Information," to the consolidated financial statements, respectively, in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. For a discussion of the risks attendant to the Company's foreign operations, see the risk factor titled "There are risks associated with the Company's operations outside of the United States" in Item 1A, "Risk Factors," of this Annual Report on Form 10-K.

Competition

The printing industry, with approximately 48,000 companies in the United States, is highly fragmented and competitive. The five largest printing companies account for approximately 20% of total commercial print industry annual revenue in the United States, with Quad/Graphics being the second largest. Although there has been significant industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry still only represent approximately half of the total industry revenue in the United States, according to the December 2014 Printing Impressions PI400. According to the August 2014 Printing in the U.S. IBISWorld industry report, the majority of commercial printers in the United States are privately owned and generate, on average, less than $35 million in annual revenue and approximately 70% of firms operating in the industry have fewer than 10 employees.

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

Across Quad/Graphics' range of products and services, competition is based on a number of factors, including the following:

•	total price of printing, materials and distribution;

•	quality;

•	range of services offered, including the ability to provide multichannel marketing campaigns;

•	marketing expertise;

•	distribution capabilities;

•	customer service;

•	access to a highly skilled workforce;

•	availability to schedule work on appropriate equipment;

•	on-time production and delivery; and

•	state-of-the-art technology to meet a client's business objectives, including the ability to adopt new technology quickly.

Clients

Quad/Graphics enjoys long-standing relationships with a diverse base of clients, which includes both national and regional corporations in North America, South America and Europe. The Company's clients include industry-leading blue chip companies that operate in a wide range of industries and serve both businesses and consumers, including retailers, publishers and direct marketers. The Company's relationships with its largest clients average more than 18 years in duration.

In 2014, Quad/Graphics served approximately 9,700 clients, and its 10 largest clients accounted for approximately 15% of consolidated sales, with none representing more than 5% individually. The Company believes that its large and diverse client base, broad geographic coverage and extensive range of printing and print-related capabilities are competitive strengths.

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

The majority of paper used by the Company is supplied directly by its clients. For those clients that do not directly supply their own paper, Quad/Graphics makes use of its purchasing efficiencies to supply paper by negotiating with leading paper vendors, uses a wide variety of paper grades, weights and sizes, and does not rely on any one vendor. In addition, the Company generally includes price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate paper price risk, higher paper prices and tight paper supplies may have an impact on clients' demand for printed products. Quad/Graphics' working capital requirements, including the impact of seasonality, is partially mitigated through the direct purchasing of paper by the majority of Quad/Graphics' clients.

Quad/Graphics produces the majority of ink used in its print production, allowing it to control the quality, cost and supply of key inputs. Raw materials for the ink manufacturing process are purchased externally from a variety of vendors.

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

Environmental Stewardship

As the owner, lessee or operator of various real properties and facilities, Quad/Graphics is subject to various federal, state and local environmental laws and regulations, including those relating to air emissions; waste generation, handling, management and disposal; sanitary and storm water discharge; and remediation of contaminated sites. Historically, compliance with these laws and regulations has not had a material adverse effect on the Company's results of operations, financial position or cash flows. Compliance with existing or new environmental laws and regulations may require the Company to make future expenditures.

Quad/Graphics strives to be the leader in the printing industry in adopting new technologies and processes to minimize the Company's impact on the environment. The Company believes it has long been known for its environmental stewardship. Quad/Graphics' proactive approach to incorporate holistic practices has also positively impacted operating costs through the reduction of waste, energy use, emissions, as well as through the implementation of water conservation solutions. The Company has also undertaken steps to reduce greenhouse gas emissions from its manufacturing processes and to improve fuel efficiency and reduce emissions in its fleet of Company-owned tractor trailers.

Employees

As of December 31, 2014, Quad/Graphics had approximately 24,100 full-time equivalent employees in North America, South America and Europe. Within the United States, there were approximately 20,200 full-time equivalent employees of which approximately 900 were covered by a collective bargaining agreement. Outside of the United States, there were approximately 3,900 full-time equivalent employees, of which approximately 1,600 were either governed by agreements that apply industry-wide, by a collective bargaining agreement or through works councils or similar arrangements. Quad/Graphics believes that its employee relations are good and that the Company maintains an employee-centric culture.

Business Acquisitions

The following is a listing of the Company's 2014 acquisition activity. For additional information related to the Company's acquisition activity, see Note 2, "Acquisitions and Strategic Investments," to the consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K

•
The Company completed the acquisition of Minnesota based Brown Printing on May 30, 2014. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States.

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

Executive Officers of Quad/Graphics

The following table sets forth the names, ages (as of February 19, 2015) and positions of Quad/Graphics' executive officers.

Name	Age	Position
J. Joel Quadracci	46	Chairman, President and Chief Executive Officer
John C. Fowler	64	Vice Chairman and Executive Vice President of Strategy and Corporate Development
Thomas J. Frankowski	54	Chief Operating Officer
David A. Blais	52	Executive Vice President of Global Procurement and Platform Strategy
David J. Honan	46	Executive Vice President and Chief Financial Officer
Steven D. Jaeger	50	Executive Vice President, President of Direct Marketing and Chief Information Officer
Craig C. Faust	47	President of Commercial and Specialty
Tony Scaringi	47	President and General Manager of South America
Kelly A. Vanderboom	40	President of Logistics, Vice President and Treasurer
Jennifer J. Kent	43	Vice President and General Counsel
Nancy J. Ott	49	Vice President of Human Resources
Maura D. Packham	46	Vice President of Marketing and Communications
Anthony C. Staniak	42	Vice President, Corporate Controller and Chief Accounting Officer

Mr. Quadracci has served as the Chairman, President and Chief Executive Officer of Quad/Graphics since January 2010. He previously served as President and Chief Executive Officer from July 2006 to January 2010, President from January 2005 to July 2006 and has served as a director of Quad/Graphics since 2003. Mr. Quadracci joined Quad/Graphics in 1991 and, prior to becoming President and Chief Executive Officer, served in various capacities, including Sales Manager, Regional Sales Strategy Director, Vice President of Print Sales, Senior Vice President of Sales & Administration, and President and Chief Operating Officer. Mr. Quadracci is the brother of Kathryn Quadracci Flores, a director of the Company, and the brother-in-law of Christopher B. Harned, a director of the Company. Quad/Graphics believes that Mr. Quadracci's experience in the printing industry and in leadership positions with the Company qualifies him for service as a director of the Company.

Mr. Fowler has served as Vice Chairman and Executive Vice President of Strategy and Corporate Development since March 2014. He previously served as Executive Vice President and Chief Financial Officer From July 2010 to March 2014, as Senior Vice President and Chief Financial Officer from May 2005 to July 2010 and as Vice President and Controller from when he joined Quad/Graphics in 1980 (which at the time was the Company's top financial position) until May 2005. Prior to joining Quad/Graphics, Mr. Fowler worked for Arthur Andersen LLP for six years.

Mr. Frankowski has served as Chief Operating Officer since March 2014. He previously served as Executive Vice President of Manufacturing & Operations and President of Europe from July 2010 to March 2014. Prior thereto, Mr. Frankowski was Senior Vice President of Manufacturing from 2004 to July 2010, President of Quad/Graphics Europe, Quad/Graphics' Polish subsidiary, from 2008 to July 2010, and he served in various other capacities since he joined Quad/Graphics in 1979.

Mr. Blais has served as Executive Vice President of Global Procurement and Platform Strategy since March 2014. He previously served as Executive Vice President of Sales and Client Services from January 2012 to March 2014 and as Executive Vice President and President of Magazines and Catalogs from July 2010 to January 2012. Mr. Blais was Senior Vice President of Sales & Administration from May 2005 to July 2010, Quad/Graphics' Vice President of Operations from 1999 to May 2005 and in various other capacities since he joined Quad/Graphics in 1984.

Mr. Honan has served as Executive Vice President and Chief Financial Officer since January 2015. He previously served as Vice President and Chief Financial Officer from March 2014 to January 2015, Vice President and Chief Accounting Officer from July 2010 to March 2014, Vice President and Corporate Controller from December 2009 to July 2010 and as the Company's Corporate Controller from when he joined Quad/Graphics in May 2009 until December 2009. Prior to joining Quad/Graphics, Mr. Honan served as Vice President, General Manager and Chief Financial Officer of Journal Community Publishing Group, a subsidiary of media conglomerate Journal Communications Inc., for five years. Before joining Journal Community Publishing Group, Mr. Honan worked in executive-level roles in investor relations and corporate development at Newell Rubbermaid, a global marketer of consumer and commercial products. Prior thereto, Mr. Honan worked at the accounting firm Arthur Andersen LLP for 11 years.

Mr. Jaeger has served as Executive Vice President, President of Direct Marketing and Chief Information Officer since November 2014. He previously served Executive Vice President, President of Direct Marketing and Media Solutions and Chief Information Officer from March 2014 to November 2014, as Corporate Vice President of Information and Technology for Quad/Graphics since 2013, Vice President of Information Systems and Infrastructure from 2007 to 2012 and as President of Quad/Direct since August 2007. Prior thereto, Mr. Jaeger had been Quad/Graphics' Vice President of Information Systems from 1998 to 2006 and had worked in various other capacities since he joined the Company in 1994. Prior to joining Quad/Graphics, Mr. Jaeger worked for Andersen Consulting for eight years.

Mr. Faust has served as President of Commercial and Specialty since May 2011. He previously served as President and Chief Executive Officer of HGI Company, LLC since November 2010. Prior to joining Quad/Graphics, Mr. Faust was the President, Founder and Chief Executive Officer of HGI Company, LLC since 2003. Prior thereto, Mr. Faust was President of two divisions at Consolidated Graphics.

Mr. Scaringi has served as President and General Manager of South America since August 2011. He previously served as Chief Financial Officer of Latin America when he joined Quad/Graphics in July 2010 until August 2011. Prior to joining Quad/Graphics, Mr. Scaringi served World Color Press as Vice President of Finance and Administration for Latin America from 2002 to 2010. Mr. Scaringi joined World Color Press in 1993 and held various positions in auditing until 1997 and then in Latin America since 1997.

Mr. Vanderboom has served as President of Logistics, Vice President and Treasurer since March 2014. He previously served as Quad/Graphics' Vice President & Treasurer from 2008 to March 2014 and as its Treasurer from 2007 to 2008. Prior to becoming Quad/Graphics' Treasurer, Mr. Vanderboom served as Director of Treasury, Risk & Planning from 2006 until 2007, as Controller of Quad/Graphics' Distribution and Facilities departments from 2004 until 2006, and in various other capacities since he joined Quad/Graphics in 1993.

Ms. Kent has served as Vice President and General Counsel since December 2013. She previously served as the Company's Assistant General Counsel from when she joined Quad/Graphics in August 2010 until December 2013. Prior to joining Quad/Graphics, Ms. Kent held various positions in the legal department at Harley-Davidson Motor Company from March 2003 to July 2010. Prior thereto, Ms. Kent served as an Assistant United States Attorney for the Eastern District of Wisconsin and practiced law at Foley & Lardner LLP, a Milwaukee-based law firm.

Ms. Ott has served as Vice President of Human Resources since December 2013. She previously served as the Company's Executive Director of Human Resources from 2009 to 2013, as Manager of Human Resources from 1994 to 2009 and as Employee Services Generalist from 1986 to 1994. Prior to joining Quad/Graphics, Ms. Ott worked for Principal Financial Group.

Ms. Packham has served as Vice President of Marketing and Communications from when she joined Quad/Graphics in July 2010. Prior to joining Quad/Graphics, Ms. Packham served as World Color Press' Vice President of Marketing for North America during 2010 and as World Color Press' Vice President of Marketing for the Marketing Solutions Group from 2003 to 2009. She joined World Color Press in 1995 as a senior financial analyst.

Mr. Staniak has served as Vice President, Corporate Controller and Chief Accounting Officer since January 2015. He previously served as Executive Director, Financial Controller and Chief Accounting Officer from March 2014 to January 2015, Executive Director and Financial Controller from March 2013 to March 2014, Director of Internal Audit from November 2011 to March 2013, Director of External Reporting from when he joined Quad/Graphics in October 2009 until November 2011. Prior to joining Quad/Graphics, Mr. Staniak served as Chief Financial Officer for the data consulting firm Sagence, Inc since 2002. Prior thereto, Mr. Staniak worked in the audit division of the accounting firm Arthur Andersen LLP since 1995.

Executive officers of the Company are elected by and serve at the discretion of the Company's board of directors. Other than described above, there are no family relationships between any directors or executive officers of Quad/Graphics.

Item 1A.	Risk Factors

You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to Quad/Graphics' securities. If any of the following risks develop into actual events, the Company's business, financial condition or results of operations could be materially and adversely affected, and you may lose all or part of your investment.

Quad/Graphics operates in a highly competitive industry.

Quad/Graphics operates primarily in the commercial print portion of the printing industry. The printing industry, with approximately 48,000 companies in the United States, is highly fragmented and competitive. The five largest printing companies account for approximately 20% of total commercial print industry annual revenue in the United States. Although there has been significant industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry still only represent approximately half of the total industry revenue in the United States, according to the December 2014 Printing Impressions PI400. According to the August 2014 Printing in the U.S. IBISWorld Industry Report, the majority of commercial printers in the United States are privately owned and generate, on average, less than $35 million in annual revenue and approximately 70% of firms operating in the industry have fewer than 10 employees. As such, the Company competes for business not only with large and mid-sized printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and client preference for local services, printers with better access to certain regions of a given country may be preferred by clients in such regions.

In recent years, the printing industry has experienced a reduction in demand for printed materials and overcapacity due to various factors including the great recession of 2008 and 2009, which severely impacted volumes and competition from alternative sources of communication, including email, the Web, electronic readers, interactive television and electronic retailing. The impacts of overcapacity and intense competition have led to continued downward pricing pressures. Printing industry revenues may continue to decrease in the future. Some of the industries that the Company services have been subject to consolidation efforts, leading to a smaller number of potential clients. Furthermore, if the smaller clients of Quad/Graphics are consolidated with larger companies using other printing companies, the Company could lose its clients to competing printing companies.

The printing industry is highly competitive and expected to remain so. Any failure on the part of the Company to compete effectively in the markets it serves could have a material adverse effect on its results of operations, financial condition or cash flows and could require changes to the way it conducts its business or require it to reassess strategic alternatives involving its operations.

Significant downward pricing pressure and decreasing demand for printing services caused by factors outside of the Company's control may adversely affect the Company.

The Company has experienced significant downward pricing pressures for printing services in the past, and pricing for printing services has declined significantly in recent years. Such pricing may continue to decline from current levels. In addition, demand for printing services has decreased in recent years and may continue to decrease. Any increases in the supply of printing services or decreases in demand could cause prices to continue to decline, and prolonged periods of low prices, weak demand and/or excess supply could have a material adverse effect on the Company's business growth, results of operations and liquidity.

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

In general, demand for the Company's products and services is highly related to general economic conditions in the markets Quad/Graphics clients serve. Declines in economic conditions in the United States or in other countries in which the Company operates may adversely impact the Company's financial results and these impacts may be material. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity has resulted and may continue to result in declines in prices for the Company's products and services. In addition, a prolonged decline in the global economy and an uncertain economic outlook has and could further reduce the demand in the printing industry. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. The Company has experienced, and expects to experience in the future, excess capacity and lower demand due to economic factors affecting consumers' and businesses' spending behavior. Uncertainty about future economic conditions makes it difficult for the Company to predict results of operations, financial position and cash flows and to make strategic decisions regarding the allocation and deployment of capital.

Quad/Graphics' business depends substantially on customer contract renewals and/or customer retention. Any contract non-renewals, renewals on different terms and conditions or decline in the Company's customer retention or expansion could materially adversely affect Quad/Graphics' results of operations, financial condition and cash flows.

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

As part of Quad/Graphics growth strategy, the Company may pursue acquisitions of, investment opportunities in or other significant transactions with companies that are complementary to the Company's business. In order to pursue this strategy successfully, the Company must identify attractive acquisition or investment opportunities, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. Quad/Graphics may not be able to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if the Company identifies and completes suitable corporate transactions, the Company may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: (1) failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; (2) substantial unanticipated integration costs; (3) loss of key employees including those of the acquired business; (4) diversion of management's attention from other operations; (5) failure to retain the clients of the acquired business; (6) failure to achieve any projected synergies and performance targets; (7) additional debt and/or assumption of known or unknown liabilities; (8) potential dilutive issuances of equity securities; and (9) a write-off of goodwill, client lists, other intangibles and amortization of expenses. If the Company fails to successfully integrate an acquisition, the Company may not realize all or any of the anticipated benefits of the acquisition, and Quad/Graphics future results of operations could be adversely affected. In addition, the diversion of management's attention from the Company's other operations due to these acquisitions and integration effort could adversely affect its business and have a negative financial impact.

Changes in postal rates, postal regulations and postal services may adversely impact demand for Quad/Graphics' products and services.

Postal costs are a significant component of the cost structures of many of the Company's clients and potential clients. Postal rate changes and USPS regulations that result in higher overall costs can influence the number of pieces that these clients will be willing to mail. In addition to the actual costs of postage, Quad/Graphics clients' mail must meet specific design standards established by the USPS. At times, these design standards place an undue burden on the mailer and may increase compliance costs. Any resulting decline in print volumes mailed could have an adverse effect on the Company's business. In addition, integrated distribution with the postal service is an important component of the Company's business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS has reported net losses in the last six fiscal years and has estimated these losses will continue into the near future and, as a result, has come under increased pressure to adjust its postal rates and service levels. Late in 2013, the USPS went before the Postal Regulatory Commission ("PRC") and requested to increase postage due to "exigent" circumstances. The PRC granted the USPS with the authority to increase rates through a temporary two-year surcharge. This action by the USPS resulted in postage rates being increased by 6.0% on January 26, 2014. The increase includes the normal and expected annual Consumer Price Index ("CPI") increase of 1.7% and an additional 4.3% temporary exigency-based increase. This increase may cause the Company's clients to reduce mail volumes and explore the use of alternative methods for delivering their products; such as continued diversion to the Internet and other alternative media channels. The USPS has filed a lawsuit challenging the legal authority of the PRC to limit the increase to a two-year surcharge. Instead, the USPS is arguing that the exigent rate increase ought to be made a permanent part of the base postage rates going forward. A permanent increase will increase postage costs in the coming years.

The Company's clients enjoy significant postal savings due to “work-share” discounts that provide incentives to co-mail and place product as far down the mail-stream as possible. Discounts are earned as a result of less handling of the mail and therefore lower costs for the USPS. Due to the overall financial struggles of the USPS, consideration has been given to eliminating or scaling back these discounts. If the USPS were to take this action, the net impact will be to effectively increase postage rates for the Company's clients. Quad/Graphics has made substantial investments in co-mailing technology and equipment. If the incentives to co-mail are eliminated or scaled back, the value of these investments would be significantly reduced. Co-mailing has the added benefit that Quad/Graphics maintains control over the product for as long as possible and therefore increases the timeliness of the Company's clients’ delivery needs. Lastly, if the “work-share” discounts were eliminated or scaled back and the USPS took control of the Company's clients'

products earlier, significant amounts of time would be lost which would lead to uncertainty in the timing of the clients' product reaching the ultimate end consumer.

Due in large part to the uncertainty of the financial sustainability of the USPS, the USPS has considered changing their delivery schedule from six days per week to five days per week. This change would diminish the value of the mail for some customers as there will be fewer opportunities to communicate with their target consumers.

The USPS has taken steps to consolidate their network of processing facilities to reflect the realities of lower mail volumes throughout the country. While these consolidations are needed, it may result in longer distances that the mail must travel and may result in delays in final "in-home" delivery. In addition, the consolidation of the USPS’ network has resulted in a change in the location of the appropriate entry point into the postal service. At times this has resulted in some confusion as to where the appropriate entry point is, which, in turn, may result in erroneous shipments that may impact the timeliness of the final delivery to the consumer.

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

Quad/Graphics is dependent upon the vendors within the Company's supply chain to maintain a steady supply of inventory, parts and materials. Many of the Company's products are dependent upon a limited number of vendors, and significant disruptions could adversely affect operations. Under recent market conditions, including the tightening credit market, it is possible that one or more of the Company's vendors will be unable to fulfill their operating obligations due to financial hardships, liquidity issues or other reasons related to the prolonged market recovery.

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

Labor represents a significant component of the cost structure of Quad/Graphics. Increases in wages, salaries and benefits, such as medical, dental, pension and other post-retirement benefits, may impact the Company's financial performance. Changes in interest rates, investment returns or the regulatory environment may impact the amounts the Company will be required to contribute to the pension plans that it sponsors and may affect the solvency of these pension plans. In addition, Quad/Graphics may be unable to retain employees or labor may not be adequately available in locations in which the Company operates, which could negatively impact the Company's financial performance.

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

Quad/Graphics and its facilities are subject to various consumer protection and privacy laws and regulations (including cyber-security laws), and will become subject to additional laws and regulations in the future. If Quad/Graphics' efforts to comply with such laws or protect the security of information are unsuccessful, any failure may subject the Company to material liability, require it to incur material costs or otherwise adversely affect its results of operations as a result of compliance with such laws, costly enforcement actions and private litigation.

The nature of the Quad/Graphics business includes the receipt and storage of information about the Company's clients, vendors and the end-users of Quad/Graphics products and services. Quad/Graphics and its clients are subject to various United States and foreign consumer protection, information security (including cyber-security), data privacy and "do not mail" requirements at the federal, states, provincial and local levels. Quad/Graphics is subject to many legislative and regulatory laws and regulations around the world concerning data protection and privacy. In addition, the interpretation and application of consumer and data protection laws in the United States and elsewhere are often fluid and uncertain. The Company may not be able to anticipate techniques used to gain access to Quad/Graphics systems or facilities, the Company's clients systems, vendor systems or implement adequate prevention measures. Moreover, unauthorized parties may attempt to access Quad/Graphics systems or facilities, the Company's clients systems or vendor systems through fraud or deception. To the extent that the Company or its clients become subject to additional or more stringent requirements or that the Company is not successful in its efforts to comply with existing requirements or protect the security of information, demand for the Company's services may decrease and the Company's reputation may suffer, which could adversely affect the Company's results of operations. In addition, such laws may be interpreted and applied in a manner inconsistent with Quad/Graphics internal policies. If so, the Company could suffer costly enforcement actions (including an order requiring changes to Quad/Graphics data practices) and private litigation, which could have an adverse effect on the Company's business and results of operations. Complying with these various laws could cause Quad/Graphics to incur substantial costs or require changes to the Company's business practices in a manner adverse to Quad/Graphics business.

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

The Company's class A common stock has been traded on the NYSE under the symbol "QUAD" since July 6, 2010. However, there is currently a limited active market for the class A common shares. The Company cannot predict the extent to which investor interest in the Company will lead to the development of an active trading market for its class A common stock on the NYSE or how liquid that market will become. If a more active trading market does not develop, shareholders may have difficulty selling any class A common stock without negatively affecting the stock price and thereby losing a significant portion of their investment.

Quad/Graphics' debt facilities include various covenants imposing restrictions that may affect the Company's ability to operate its business.

On September 1, 1995, and as last amended on November 24, 2014, Quad/Graphics entered into a Senior Secured Note Agreement (the "Master Note and Security Agreement") pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.1 billion in various tranches. As of December 31, 2014, the borrowings outstanding under the Master Note and Security Agreement were $316.6 million. On April 28, 2014, and as last amended on December 18, 2014, the Company entered into the $1.6 billion Senior Secured Credit Facility, which includes three different loan facilities, a Term Loan A, a Term Loan B, and a revolving credit facility. The $850.0 million revolving credit facility and the $450.0 million Term Loan A mature on April 27, 2019. The $300.0 million Term Loan B matures on April 27, 2021. As of December 31, 2014, the borrowings outstanding under the Senior Secured Credit Facility was $778.5 million. On April 28, 2014, the Company also issued $300.0 million aggregate principal amount of its 7.0% Senior Unsecured Notes, all of which remains outstanding as of December 31, 2014.

The Company's various lending arrangements include certain financial covenants. In addition to the financial covenants, the debt facilities also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. As of December 31, 2014, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

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

The Company has a material amount of goodwill, other intangible assets and property, plant and equipment on its balance sheet, due in part to acquisitions. As of December 31, 2014, the Company had the following long-lived assets on its consolidated balance sheet included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K:

•	Goodwill, representing the excess of the total purchase price for its acquisitions over the fair value of the net assets acquired, of $775.5 million;

•	Other intangible assets, primarily representing the fair value of customer relationships acquired, of $149.1 million; and

•	Property, plant and equipment of $1,855.5 million.

As of December 31, 2014, these assets represented approximately 68% of the Company's total assets. The Company evaluates goodwill for impairment on an annual basis or more frequently if impairment indicators are present based on the estimated fair value of each reporting unit. The Company assesses impairment of other intangible assets and property, plant and equipment based upon the expected future cash flows of the respective assets. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. A decline in expected profitability, significant negative industry or economic trends, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. As a result, the recoverability of these assets could be called into question and the Company could be required to write down or write off these assets. Such an occurrence could have a material adverse effect on the Company's results of operations and financial position and could result in the Company being in non-compliance with certain of its debt facility covenants (see "Quad/Graphics' debt facilities include various covenants imposing restrictions that may affect the Company's ability to operate its business" above).

Quad/Graphics may be required to make capital expenditures to maintain its platform and processes and to remain technologically and economically competitive, which may increase its costs or disrupt its operations.

The Company may need to make significant capital expenditures as it develops and continues to maintain its platform and processes. The Company also may be required to make capital expenditures to develop and integrate new technologies to remain technologically and economically competitive. In order to accomplish this effectively, the Company will need to deploy its resources efficiently, maintain effective cost controls and bear potentially significant market and raw material risks. If the Company's revenues decline, it may impact the Company's ability to expend the capital necessary to develop and implement new technology and be economically competitive. Debt or equity financing, or cash generated from operations, may not be available or sufficient for these requirements or for other corporate purposes or, if debt or equity financing is available, it may not be on terms favorable to the Company. In addition, even if capital is available to the Company, there is risk that the Company's vendors will have discontinued the production of parts needed for repairs, replacements or improvements to the Company's existing manufacturing platform, leading the Company to expend more capital than expected to perform such repairs, replacements or improvements.

Quad/Graphics' revenue is subject to cyclical and seasonal variations.

The Company's business is seasonal, with Quad/Graphics recognizing the majority of its operating income in the third and fourth quarters of the financial year, primarily as a result of the increased magazine advertising page counts and retail inserts, catalogs and books from back-to-school and holiday-related advertising and promotions. The fourth quarter is the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Within any year, this seasonality could adversely affect the Company's cash flows and results of operations.

The Company has significant liabilities with respect to defined benefit pension plans that could grow in the future and cause the Company to incur additional costs.

As a result of the 2010 acquisition of World Color Press, the Company assumed frozen single employer defined benefit pension plans for certain of its employees in the United States. The majority of the plans' assets are held in North American and global equity securities and debt securities. The asset allocation as of December 31, 2014, was approximately 66% equity securities and 34% debt securities.

As of December 31, 2014, the Company had underfunded pension liabilities of approximately $163 million for single employer defined benefit plans in the United States. Under current United States pension law, pension funding deficits are generally required to be funded over a seven-year period. These pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan investment performance, pension legislation and other factors. Declines in global, and in particular North American, equity markets would increase the Company's potential pension funding obligations. Any significant increase in the Company's required contributions could have a material adverse impact on its business, financial condition, results of operations and cash flows.

In addition to the single employer defined benefit plans described above, the Company participates in multiemployer pension plans ("MEPPs") in the United States. Prior to the acquisition of World Color Press by Quad/Graphics, World Color Press received notice that certain plans in which it participated were in critical status, as defined in Section 432 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a result, the Company could have been subject to increased contribution rates associated with these plans or other MEPPs suffering from declines in their funding levels. Due to the significantly underfunded status of the United States multiemployer plans and the potential increased contribution rates, the Company withdrew from participation in these multiemployer plans and has replaced these pension benefits with a Company-sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to the Company's employees.

As of December 31, 2014, the Company estimates and has recorded in its financial statements a pre-tax withdrawal liability for all United States multiemployer plans of approximately $59 million in the aggregate. Until discussions with the multiemployer plans' trustees are concluded, the exact amount of the withdrawal liability will not be known, and, as such, a difference from the recorded estimate could have an adverse effect on the Company's results of operations, financial position and cash flows.

There are risks associated with the Company's operations outside of the United States.

Although the substantial majority of the Company's business activity takes place in the United States, a portion of Quad/Graphics net sales are derived from operations in foreign countries. The Company has wholly-owned subsidiaries, majority-owned controlled subsidiaries and other ownership investments in Argentina, Brazil, Chile, Colombia, India, Mexico, Peru and Poland. Net sales from the Company's wholly-owned and majority-owned controlled subsidiaries outside of the United States accounted for approximately 9%, 10% and 12% of its consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

As a result, the Company is subject to the risks inherent in conducting business outside of the United States, including, but not limited to: the impact of economic and political instability; fluctuations in currency values, foreign-currency exchange rates, devaluation and conversion restrictions; exchange control regulations and other limits on the Company's ability to import raw materials or finished product; tariffs and other trade barriers; political and economic instability; trade restrictions and economic embargoes by the United States or other countries; social unrest, acts of terrorism, force majeure, war or other armed conflicts; inflation and fluctuations in interest rates; language barriers; difficulties in staffing, training, employee retention and managing international operations; logistical and communications challenges; differing local business practices and cultural consideration; restrictions on the ability to repatriate funds; foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources; longer accounts receivable payment cycles; potential adverse tax consequences and being subject to different legal and regulatory regimes that may preclude or make more costly certain initiatives or the implementation of certain elements of its business strategy. Any international expansion or acquisition that the Company undertakes could amplify these risks related to operating outside of the United States.

Quad/Graphics is exposed to the economic and political conditions in Argentina. The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative growth, high and variable levels of inflation and currency devaluation. As a consequence, the Company’s business and operations have been, and could be in the future, affected from time to time to varying degrees by economic and political developments and other material events affecting the Argentine economy. The majority of the Company's employees in Argentina are covered by a collective bargaining agreement. A strike, work stoppage or other form of labor protest in Argentina in the future could disrupt the Company's operations and result in a material adverse impact to the Company's Argentina operations' financial condition, results of operations and cash flows, which could force the Company to reassess its strategic alternatives involving operations in Argentina. As of December 31, 2014, the Company had $35.6 million of total assets in Argentina, representing 0.9% of Quad/Graphics consolidated total assets. For the year ended December 31, 2014, the Company recognized $71.9 million of net sales in Argentina, representing 1.5% of Quad/Graphics consolidated net sales.

The Company could be adversely affected by engaging in business practices that are in violation of United States and foreign anti-corruption regulations such as the United States Foreign Corrupt Practices Act. The Company operates in parts of the world with developing economies that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. There can be no assurance that all of the Company's employees, contractors or agents, including those representing us in countries where practices which violate anti-corruption laws may be customary, will not take actions in violation of Quad/Graphics policies and procedures. The failure to comply with the laws governing international business practices may result in substantial penalties and fines.

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

The Company's outstanding stock is divided into two classes of common stock: class A common stock ("class A stock") and class B common stock ("class B stock"). The class B stock has ten votes per share on all matters and the class A stock is entitled to one vote per share. As of February 19, 2015, the class B stock constitutes approximately 80% of Quad/Graphics' total voting power. As a result, holders of class B stock are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions. All of the class B stock is owned by certain members of the Quadracci family or trusts for their benefit, whose interests may differ from the interests of the holders of class A stock.

Approximately 91% of the outstanding class B stock is held of record by the Quad/Graphics Voting Trust, and that constitutes approximately 73% of the Company's total voting power. The trustees of the Quad/Graphics Voting Trust have the authority to vote the stock held by the Quad/Graphics Voting Trust. Accordingly, the trustees of the Quad/Graphics Voting Trust are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions.

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

As of December 31, 2014, the Company had deferred tax assets, net of valuation allowances, of $319.9 million on the consolidated balance sheet included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The Company expects to utilize the deferred tax assets to reduce consolidated income tax liabilities over a period of time not to exceed 20 years. However, the Company may not be able to fully utilize the deferred tax assets if its future taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, the Company may be required to record a valuation allowance against the deferred tax assets if the Company believes it is unable to utilize them, which would have an adverse effect on the Company's results of operations and financial position.

Quad/Graphics may be adversely affected by interest rates and foreign exchange rates.

As of December 31, 2014, 55% of the Company's borrowings were subject to variable interest rates. As a result, the Company is exposed to market risks associated with fluctuations in interest rates, and increases in interest rates could adversely affect the Company.

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

As of December 31, 2014, Quad/Graphics had a total of approximately 24,100 employees, of which approximately 2,500 were covered by a collective bargaining agreement. As of December 31, 2014, the Company had nine collective bargaining agreements in the United States and eight agreements outside of the United States that are either industry-wide individual collective bargaining agreements or works councils or similar arrangements.

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

Quad/Graphics' corporate office is located in Sussex, Wisconsin. The Company owned or leased 143 facilities located in 12 countries including manufacturing operations, warehouses and office space totaling approximately 30,230,000 square feet, of which approximately 22,300,000 is owned space and approximately 7,930,000 is leased space as of December 31, 2014. In addition to these owned and leased facilities, the Company has strategic investments in printing operations located in Brazil, Chile and India. Within the United States, the Company operated 68 owned or leased manufacturing facilities encompassing approximately 24,260,000 square feet as of December 31, 2014. The following table lists the Company's operating locations in the United States as of December 31, 2014, with manufacturing facilities totaling over 100,000 square feet, all of which are owned except where noted:

United States Locations	Size (Square Feet)
Lomira, Wisconsin, United States	2,174,000
Sussex, Wisconsin, United States	1,970,000
Martinsburg, West Virginia, United States	1,953,000
Hartford, Wisconsin, United States	1,571,000
Versailles, Kentucky, United States	1,066,000
Saratoga Springs, New York, United States	1,025,000
Oklahoma City, Oklahoma, United States	1,010,000
West Allis, Wisconsin, United States	911,000
The Rock, Georgia, United States	788,000
Waseca, Minnesota, United States	786,000
Evans, Georgia, United States	652,000
Franklin, Kentucky, United States (2)	623,000
Effingham, Illinois, United States	579,000
Merced, California, United States	508,000
Taunton, Massachusetts, United States (2)	504,000
Atlanta, Georgia, United States (1)(3)	433,000
Atglen, Pennsylvania, United States	427,000
East Greenville, Pennsylvania, United States	425,000
Franklin, Wisconsin, United States (1)	418,000
Fernley, Nevada, United States	410,000
Westampton, New Jersey, United States (1)	371,000
Fairfield, Pennsylvania, United States	337,000
Dickson, Tennessee, United States (3)	318,000
Riverside, California, United States (2)	309,000
Pewaukee, Wisconsin, United States	303,000
Chalfont, Pennsylvania, United States	299,000
New Berlin, Wisconsin, United States (1)	295,000
Hazleton, Pennsylvania, United States	250,000
Dallas, Texas, United States	222,000
Midland, Michigan, United States	205,000
York, Pennsylvania, United States (1)	203,000
Lufkin, Texas, United States	170,000
Loveland, Colorado, United States (1)	170,000
Shakopee, Minnesota, United States	165,000
East Longmeadow, Massachusetts, United States (1)	159,000
Burlington, Wisconsin, United States (1)	145,000
Cranbury, New Jersey, United States (1)	145,000
Columbus, Ohio, United States (1)	141,000
Greenville, Michigan, United States	138,000
Portland, Oregon, United States (1)	125,000
Waukee, Iowa, United States	118,000
Manassas, Virginia, United States (1)	108,000
Nashville, Tennessee, United States (1)	107,000
Charlotte, North Carolina, United States (1)	106,000
Valdosta, Georgia, United States	106,000
Salt Lake City, Utah, United States (1)	104,000
______________________________

(1)	Leased facilities

(2)	Includes both owned and leased facilities

(3)	Manufacturing operations have been closed and operations have ceased subsequent to December 31, 2014

Outside of the United States, the Company operated 10 owned or leased manufacturing facilities encompassing approximately 1,950,000 square feet as of December 31, 2014. The following table lists the Company's international operating locations as of December 31, 2014, with manufacturing facilities totaling over 100,000 square feet, all of which are owned except where noted:

International Locations	Size (Square Feet)
Wyszkow, Poland	616,000
Xochimilco, Mexico	275,000
Buenos Aires, Argentina	270,000
Lima, Peru	207,000
Bogota, Colombia (2)	184,000
Pilar, Argentina	116,000
El Marquez (Queretaro), Mexico (3)	115,000
______________________________

(1)	Leased facilities

(2)	Includes both owned and leased facilities

(3)	Manufacturing operations have been closed and operations have ceased subsequent to December 31, 2014

Item 3.	Legal Proceedings

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

Capital Stock and Dividends

Quad/Graphics' authorized capital stock consists of 80.0 million shares of class A stock; 80.0 million shares of class B stock; 20.0 million shares of class C common stock; and 0.5 million shares of preferred stock. The Company's outstanding capital stock as of December 31, 2014, consisted of 34.7 million shares of class A stock; 14.2 million shares of class B stock; no shares of class C common stock; and no shares of preferred stock. As of February 19, 2015, there were 2,472 record holders of the class A stock and 26 record holders of the class B stock.

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

Pursuant to the Company's amended and restated articles of incorporation, each outstanding class of common stock has equal rights with respect to cash dividends. Pursuant to the Company's debt facilities, the Company is subject to limitations on dividends and repurchases of capital stock. If the Company's total leverage ratio (as defined in the Company's Senior Secured Credit Facility) is greater than 3.00 to 1.00, the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. For the twelve months ended December 31, 2014, there were no such restrictions as the Company's leverage ratio was 2.57 to 1.00.

The high and low closing sales prices of the Company's class A stock during each quarter and the quarterly dividends paid per share of each class of common stock then outstanding during the years ended December 31, 2014 and 2013, are contained in the chart below:

			Class A Closing Stock Prices
	Dividends Paid		2014		2013
	2014	2013	High	Low	High	Low
First Quarter	$0.30	$0.30	$26.39	$21.89	$24.42	$20.15
Second Quarter	0.30	0.30	23.64	19.30	24.56	19.69
Third Quarter	0.30	0.30	22.71	19.25	33.84	24.30
Fourth Quarter	0.30	0.30	23.30	18.26	36.56	24.02

Securities Authorized For Issuance Under Equity Compensation Plans

See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters," of this Annual Report on Form 10-K for certain information regarding the Company's equity compensation plans.

Issuer Purchases of Equity Securities

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the three months ended December 31, 2014. As of December 31, 2014, there were $91.8 million of authorized repurchases remaining under the program.

Stock Performance Information

The following graph compares cumulative shareholder return on Quad/Graphics' class A stock since July 6, 2010 (the date on which Quad/Graphics' class A stock was first publicly traded), as compared to the Standard & Poor's MidCap 400 Index and Standard & Poor's 1500 Commercial Printing Index over the same period. The graph assumes a $100.00 investment in Quad/Graphics common stock at $48.00, which was the closing market price per share on the first day of trading. It also assumes that all dividends are reinvested. The comparison in the graph below is based upon historical stock performance and should not be considered indicative of future stockholder returns.

Indexed Returns

	Base Period
	7/6/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Quad/Graphics, Inc.	$100.00	$85.96	$30.69	$51.13	$71.47	$63.64
S&P MidCap 400 Index	100.00	130.51	128.25	151.18	201.82	221.54
S&P 1500 Commercial Printing Index	100.00	116.67	108.04	97.66	198.56	203.28

Item 6.	Selected Financial Data

The selected consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012, and the selected consolidated balance sheets data at December 31, 2014 and 2013, are derived from the audited consolidated financial statements of the Company included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2011 and 2010, and the consolidated balance sheets data at December 31, 2012, 2011 and 2010, are derived from audited consolidated financial statements not included herein.

SELECTED FINANCIAL DATA
(In millions, except per share data)
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Net sales	$4,862.4	$4,795.9	$4,094.0	$4,324.6	$3,185.8
Operating income from continuing operations(1)	141.3	142.2	106.5	156.9	61.6
Net earnings (loss) attributable to Quad/Graphics common shareholders:
From continuing operations(1)	18.6	32.5	56.6	(8.3)	(245.5)	(2)
From discontinued operations(3)	—	—	30.8	(38.6)	(4.6)
Net earnings (loss)(1)	$18.6	$32.5	$87.4	$(46.9)	$(250.1)	(2)
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders:
From continuing operations	$0.38	$0.65	$1.13	$(0.18)	$(6.55)
From discontinued operations	—	—	0.65	(0.82)	(0.12)
Earnings (loss) per diluted share	$0.38	$0.65	$1.78	$(1.00)	$(6.67)

Consolidated Balance Sheets Data:
Total assets	$4,077.2	$4,165.7	$4,098.9	$4,735.2	$4,947.0
Long-term debt and capital lease obligations (excluding current portion)	1,329.4	1,272.2	1,227.0	1,367.7	1,461.6

Other Financial Data:
Dividends per share of common stock(4)	$1.20	$1.20	$3.00	$0.60	$0.50
Cash distributions per share of common stock in connection with the acquisition of World Color Press	—	—	—	—	4.98
______________________________

(1)
Includes restructuring, impairment and transaction-related charges of $67.3 million, $95.3 million, $118.3 million, $114.0 million and $147.5 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

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

(4)
Dividends per share of common stock in 2012 includes a special dividend of $2.00 per share, which was declared and paid in December 2012. Excludes aggregate tax distributions declared to S corporation shareholders of $2.7 million and $5.2 million for the years ended December 31, 2011 and 2010, respectively. There were no tax distributions declared to S corporation shareholders for the years ended December 31, 2014, 2013 and 2012. Amounts also exclude the July 2, 2010 cash distribution of $4.98 per share of class A stock, class B stock and class C stock to the pre-World Color Press acquisition shareholders of Quad/Graphics.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with the Quad/Graphics audited consolidated financial statements for each of the three years in the period ended December 31, 2014, including the notes thereto, included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in "Forward-Looking Statements" and Part I, Item 1A, "Risk Factors," included earlier within this Annual Report on Form 10-K.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the year ended December 31, 2014, to the year ended December 31, 2013, and (2) the year ended December 31, 2013, to the year ended December 31, 2012. The comparability of the Company's results of operations between periods was significantly impacted by acquisitions, including the 2013 acquisitions of Vertis, Novia, Proteus and Transpak Corporation ("Transpak") and the 2014 acquisitions of Brown Printing and UniGraphic. The results of operations of all acquisitions are included in the Company's consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures not prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") that the Company uses to assess the performance of its business.

•
Liquidity and Capital Resources. This section provides an analysis of the Company's capitalization, cash flows, a statement about off-balance sheet arrangements, and a discussion and table of outstanding debt and commitments. The cash flows of the Company's Canadian operations which were sold to Transcontinental have not been reported as discontinued operations and thus are included in all cash flow analysis through the disposition date of March 1, 2012. Forward-looking statements important to understanding the Company's financial condition are also included in this section. This section also provides a discussion of Free Cash Flow and Debt Leverage Ratio, non-GAAP financial measures that the Company uses to assess liquidity and capital allocation and deployment.

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

Overview

Business Overview

Quad/Graphics is a leading global provider of print and media solutions. With consultative ideas, worldwide capabilities, leading-edge technology and single-source simplicity, the Company believes it has the resources and knowledge to help a wide variety of clients in vertical industries, including, but not limited to, retail, publishing, insurance, financial and healthcare. The Company's diverse range of print and related products, services and solutions in North America, South America and Europe primarily include:

•
Print Solutions. Including retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, newspapers, custom products, other commercial and specialty printed products and paper services.

•
Logistics Services. Including mailing solutions, postal consultation, delivery optimization and hygiene services, delivery monitoring and tracking, and distribution, logistics and transportation services.

•	Digital Solutions. Including email, image recognition, near-field communication technology, mobile apps, mobile websites and digital publishing.

•	Strategy. Including brand, campaign and media planning and placement.

•	Data. Including data insights, segmentation and response analysis.

•	Creative. Including concept and design, page layout and production, copywriting, interactive solutions, photography, retouching, and video production and optimization.

•	Workflow. Including content management, process management, facilities management services, color management, and digital file processing and proofing.

Quad/Graphics remains focused on five primary strategic goals that support its objective to transform the Company and drive performance through innovation. The Company believes these strategic goals will allow it to be successful despite ongoing industry challenges. These goals are summarized as follows:

•
Strengthen the Core. Quad/Graphics core print categories—retail inserts, magazines, catalogs, books and directories—have been under pressure in recent years, but remain foundational to most marketer's and publisher's business strategies and generate a significant amount of Free Cash Flow for the Company. Using a disciplined return on capital framework, Quad/Graphics makes significant ongoing investments in its core manufacturing and distribution platform including equipment automation and continuous process improvements, resulting in what it believes is one of the most integrated, automated, efficient and modern manufacturing platforms in the industry. The Company's ability to maintain the strength of its core product lines promotes continued value creation to support future growth opportunities.

•
Grow the Business Profitably. The Company believes it is well positioned to grow the business profitably through ongoing innovation, organic growth and disciplined acquisitions. Regarding acquisitions, Quad/Graphics continues to take a disciplined approach to pursue opportunities that expand the Company's business into new product categories and geographies, transform an existing product, or create value-driven industry consolidation. The Company will also look to continue to capitalize on growth opportunities through ongoing investments and innovations in Quad/Graphics existing platform, in addition to helping marketer's and publisher's deliver their brands consistently across multiple media channels.

•
Walk in the Shoes of our Clients. The Company is focused on creating a client experience that creates loyalty to the Quad/Graphics brand by partnering with our clients to fully understand their internal processes, marketing strategies and challenges so the Company can better deliver the solutions that will help them achieve their business objectives. As a business solutions consultant, Quad/Graphics examines everything from clients marketing strategy—including how clients manage their customer data—to production and marketing workflow processes. Through a consultative approach, the Company's ultimate goal is to help clients lower their operating costs, improve productivity and decrease time to market, while providing revenue generating ideas and omnichannel strategies.

•
Engage Employees. Quad/Graphics' looks to engage employees through the Company's unique corporate culture, which encourages employees to take pride and ownership in their work, take advantage of continuous learning and job advancement opportunities, share knowledge by mentoring others, and innovate solutions. One key way the Company drives employee engagement is by acting on employee feedback gathered through daily conversations, surveys, roundtable discussions and open forums at Company and departmental meetings.

•
Enhance Financial Strength and Create Shareholder Value. Quad/Graphics follows a disciplined approach to maintaining and enhancing financial strength to create shareholder value, which is essential given ongoing industry challenges. This key strategic goal is centered on the Company's ability to maximize Free Cash Flow, net earnings and EBITDA; maintain consistent financial policies to ensure a strong balance sheet and liquidity level; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products, together with the related service offerings, including marketing strategy, media planning and placement, data insights, response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink. The United States Print and Related Services segment accounted for approximately 91% of the Company's consolidated net sales during the year ended December 31, 2014.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 9% of the Company's consolidated net sales during the year ended December 31, 2014.

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance. In addition, in 2014 certain expenses and income from frozen employee retirement plans, such as pension and other postretirement benefits plans, are included in Corporate and not allocated to the operating segments.

Key Performance Metrics Overview

The Company's management believes the ability to generate net sales growth, profit increases and positive cash flow, while maintaining the appropriate level of debt, are key indicators of the successful execution of the Company's business strategy and will increase shareholder value. The Company uses period over period net sales growth, EBITDA, EBITDA margin, net cash provided by operating activities, Free Cash Flow and Debt Leverage Ratio as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin, Free Cash Flow and Debt Leverage Ratio are non-GAAP financial measures (see the definitions of EBITDA, EBITDA margin and the reconciliation of net earnings attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section below, and see the definitions of Free Cash Flow and Debt Leverage Ratio, the reconciliation of net cash provided by operating activities to Free Cash Flow, and the calculation of Debt Leverage Ratio in the "Liquidity and Capital Resources" section below).

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

Free Cash Flow. The Company uses Free Cash Flow as a metric to assess liquidity and capital deployment. The Company's management assesses Free Cash Flow as a measure to quantify cash available for strategic capital allocation and deployment through investments in the business (acquisitions and strategic investments), for strengthening the balance sheet (debt reduction), and returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items, such as payments related to completing the World Color Press bankruptcy process.

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

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management balances the use of cash between compelling investment opportunities, deleveraging the Company's balance sheet (through reduction in debt and pension and postretirement obligations), and returns to shareholders (including a quarterly shareholder dividend that increased from $0.25 per share in 2012 to $0.30 per share in 2013 and 2014, as well as a $2.00 per share special dividend totaling $93.5 million paid in December 2012).

The Company continues to remain disciplined with its debt leverage. The Company's consolidated debt and capital leases increased by $18.8 million during the year ended December 31, 2014, despite borrowing $139.2 million for capital expenditures and $112.5 million to fund acquisitions (primarily the 2014 Brown and UniGraphic acquisitions). This is due to debt paydown resulting from the Company's operating cash flow generation. The Company expects the Brown Printing acquisition to further contribute to the Company's cash generation, after expending the initial up-front integration costs in 2014, and, consistent with past consolidating acquisitions (such as World Color Press and Vertis) will help deleverage the Company's balance sheet over the long-term. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $369 million and has reduced the obligations for pension, postretirement and MEPPs by $325 million.

The Company has been working diligently to integrate acquired companies, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 25 plant closures and have reduced headcount by approximately 8,300 employees through December 31, 2014.

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

Postal costs are a significant component of the cost structures of many of the Company's clients and potential clients, and postal rate changes can influence the number of pieces that these clients are willing to print and mail. In January 2014, the USPS implemented a temporary two-year exigent postage rate increase of 6.0% (includes the normal and expected annual CPI increase of 1.7% and an additional 4.3% temporary exigent increase). In January 2015, the USPS filed a proposal with the PRC for an April 26, 2015 CPI increase of 2.0%. Quad/Graphics has invested significantly in its mail preparation and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency and partially reduce these costs, however the net impact of increasing postal costs may create a decrease in client demand for print and mail products.

In this increasingly multichannel marketplace, the Company believes that the printing industry will need to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers, as well as driving production efficiencies in response to continued downward print pricing pressures. The Company invested $139 million in capital projects in 2014, and intends to invest $145 million to $165 million in new capital projects in 2015.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions, organic growth opportunities, or acquisitions. Some recent examples of capital investments made by the Company include:

•
The Company announced its plan to invest in multiple high-speed color digital web presses on January 14, 2015, as part of a three-year strategy to transform the Company's book platform that includes 20 or more of the widest, most productive digital web presses available in the marketplace today.

•
The Company completed the $100 million acquisition of Brown Printing on May 30, 2014. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States.

•
The Company completed the acquisition of UniGraphic, a commercial and specialty printing company based in the Boston metro area on February 5, 2014 for a net purchase price of $11 million. UniGraphic offers commercial and specialty printing, in-store marketing, digital and fulfillment solutions for a wide variety of industries including arts and entertainment, education, financial, food, healthcare, mass media, pharmaceutical and retail. The acquisition expands Quad/Graphics capabilities in the commercial and specialty printing market and strengthens the Company's ability to service national retailers' large-format and in-store marketing needs, adding an East Coast presence to Quad/Graphics existing Midwest and West Coast locations.

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

•
The Company completed its acquisition of substantially all of the assets of Vertis, a provider of retail advertising inserts, direct marketing and in-store marketing solutions, on January 16, 2013. The $265 million purchase price included the payment of $95 million for current assets that were in excess of normalized working capital requirements, for a net purchase price of $170 million. The Company believes the acquisition of Vertis strengthened its client offering with an enhanced range of products and services, and also increased manufacturing flexibility and distribution efficiencies from an extended geographic footprint in the United States.

•
The Company entered into a $18 million strategic partnership with India-based Manipal Technologies Limited ("ManipalTech"), through the purchase of a minority equity ownership interest, on March 28, 2012. ManipalTech is one of India's largest providers of printing services and supports clients' marketing, branding and communication needs through print services and technology solutions. The strategic investment expanded Quad/Graphics' geographic reach to Asia and broadened its product and service scope.

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years.

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Summary Results

The Company's operating income from continuing operations, operating margin, net earnings attributable to Quad/Graphics common shareholders (computed using a 40% normalized tax rate) and diluted earnings per share attributable to Quad/Graphics common shareholders for the year ended December 31, 2014, changed from the year ended December 31, 2013, as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings Attributable to Quad/Graphics Common Shareholders	Earnings Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the year ended December 31, 2013	$142.2	3.0%	$32.5	$0.65
2014 restructuring, impairment and transaction-related charges(1)	(67.3)	(1.4)%	(40.4)	(0.83)
2013 restructuring, impairment and transaction-related charges(2)	95.3	2.0%	57.2	1.19
Increase in interest expense(3)	N/A	N/A	(4.4)	(0.09)
Increase in loss on debt extinguishment(4)	N/A	N/A	(4.3)	(0.09)
Impact of income taxes(5)	N/A	N/A	(3.1)	(0.06)
Decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax(6)	N/A	N/A	(1.5)	(0.03)
Decrease in operating income(7)	(28.9)	(0.7)%	(17.4)	(0.36)
For the year ended December 31, 2014	$141.3	2.9%	$18.6	$0.38
______________________________

(1)	Restructuring, impairment and transaction-related charges of $67.3 million incurred during the year ended December 31, 2014, included:

a.	$30.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$14.4 million of impairment charges including: (1) $8.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; Mexico City, Mexico; Pomona, California; and St. Cloud, Minnesota, as well as other capacity reduction restructuring initiatives and (2) $6.4 million of land and building impairment charges primarily related to the Bristol, Pennsylvania and Dickson, Tennessee plant closures;

c.
$2.6 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Brown Printing and UniGraphic;

d.
$11.2 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.
$8.5 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $4.9 million gain from the termination of the postretirement medical benefit plan.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $95.3 million incurred during the year ended December 31, 2013, included:

a.	$15.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$21.8 million of impairment charges including: (1) $11.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives and (2) $10.1 million of land and building impairment charges primarily related to the Corinth, Mississippi; Marengo, Iowa and Mexico City, Mexico plant closures;

c.
$4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Vertis, Proteus and Transpak;

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

(3)
Interest expense increased $7.4 million ($4.4 million, net of tax) during the year ended December 31, 2014, to $92.9 million. This change was due to a higher weighted average interest rate on borrowings due to the debt financing completed on April 28, 2014, and increased debt levels in 2014 as compared to 2013, primarily related to acquisitions.

(4)
A non-recurring $7.2 million loss on debt extinguishment ($4.3 million, net of tax) was recognized during the year ended December 31, 2014, primarily related to the $1.9 billion debt financing arrangements completed on April 28, 2014. The $7.2 million represents certain debt issuance costs that were expensed.

(5)
The incremental income tax expense of $3.1 million above the normalized amount as calculated in the following table is primarily due to: (1) $6.8 million of income tax expense recorded in 2014 to establish a valuation allowance for certain operations in Mexico, (2) a $5.2 million decrease in domestic deductions and (3) $1.6 million of one-time foreign benefits in 2013, partially offset by (4) a $10.5 million tax benefit from reversal of reserves for unrecognized tax benefits related to audit settlements or the expiration of the applicable statutes of limitations.

	Year Ended December 31,
	2014	2013	$ Change
Earnings before income taxes and equity in loss of unconsolidated entities	$41.2	$56.7	$(15.5)
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense at 40% normalized tax rate	16.5	22.7	(6.2)

Income tax expense from the consolidated statements of operations	20.2	23.3	3.1

Incremental income tax expense above normalized amount	$(3.7)	$(0.6)	$(3.1)

(6)
The decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax, of $1.5 million during the year ended December 31, 2014, was primarily due to a decrease of $1.3 million of excluded noncontrolling interest loss in the Company's consolidated statements of operations related to the Company's ownership in Argentina due to the Company increasing its ownership share from 85% to 100%.

(7)
Operating income, excluding restructuring, impairment and transaction-related charges, decreased $28.9 million ($17.4 million, net of tax) primarily due to a decline in earnings from ongoing industry volume and pricing pressures, as well as $9.5 million in net gains in 2013 that did not repeat in 2014 related to favorable legal, environmental and bankruptcy related settlements and a gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural Editoria e Grafica ("Plural"). These declines were partially offset by the operating results from the acquisition of Brown

Printing and lower employee related costs, including labor productivity improvements. The following discussion provides additional details.

Operating Results

The following table sets forth certain information from the Company's consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2014		2013
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$4,197.5	86.3%	$4,186.6	87.3%	$10.9	0.3%
Services	664.9	13.7%	609.3	12.7%	55.6	9.1%
Total net sales	4,862.4	100.0%	4,795.9	100.0%	66.5	1.4%
Cost of sales:
Products	3,421.4	70.3%	3,360.1	70.1%	61.3	1.8%
Services	470.5	9.7%	441.8	9.2%	28.7	6.5%
Total cost of sales	3,891.9	80.0%	3,801.9	79.3%	90.0	2.4%
Selling, general & administrative expenses	425.5	8.8%	416.0	8.6%	9.5	2.3%
Depreciation and amortization	336.4	6.9%	340.5	7.1%	(4.1)	(1.2)%
Restructuring, impairment and transaction-related charges	67.3	1.4%	95.3	2.0%	(28.0)	(29.4)%
Total operating expenses	4,721.1	97.1%	4,653.7	97.0%	67.4	1.4%
Operating income from continuing operations	$141.3	2.9%	$142.2	3.0%	$(0.9)	(0.6)%

Net Sales

Product sales increased $10.9 million, or 0.3%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to a $253.7 million increase from acquisitions, primarily the Brown Printing acquisition completed on May 30, 2014. This increase was partially offset by a $181.2 million decrease in product sales in the Company's United States core print and specialty print product lines due to ongoing volume and pricing pressures, $33.9 million in lower paper sales and $22.5 million in foreign exchange losses.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $55.6 million, or 9.1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to $33.3 million in increased sales of QuadMed medical services and $22.3 million in increased logistics and imaging sales primarily resulting from acquisitions.

Cost of Sales

Cost of product sales increased $61.3 million, or 1.8%, for the year ended December 31, 2014, compared with the year ended December 31, 2013, primarily due to a $217.7 million increase from cost of product sales resulting from acquisitions, partially offset by lower print and paper volumes and lower employee-related costs in product lines owned more than a year.

Cost of product sales as a percentage of net sales increased to 70.3% for the year ended December 31, 2014, from 70.1% for the year ended December 31, 2013, primarily due to the Brown Printing acquisition, which operates with lower gross margins than the Company's historical gross margins.

Cost of service sales increased $28.7 million, or 6.5%, for the year ended December 31, 2014, compared with the year ended December 31, 2013, primarily due to $22.6 million in additional cost of service sales resulting from sales generated by the QuadMed medical services and a $9.5 million increase in freight costs, partially offset by a $5.1 million reduction in costs of service sales related to imaging.

Cost of service sales as a percentage of net sales increased to 9.7% for the year ended December 31, 2014, from 9.2% for the year ended December 31, 2013, primarily due to increased costs of QuadMed medical services and increased freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.5 million, or 2.3%, for the year ended December 31, 2014, compared with the year ended December 31, 2013, primarily due to an $8.8 million increase in employee-related costs attributable to acquisitions (predominantly from the Brown Printing acquisition) and $7.7 million of net gains recorded in 2013 that did not repeat in 2014 or at the same level in 2014, including legal, environmental and bankruptcy related expenses as well as a $2.8 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural. These increases were partially offset by a $3.4 million decrease in general administrative and professional fees and a $3.1 million reduction in sales promotion expense. Selling, general and administrative expenses as a percentage of net sales increased from 8.6% to 8.8% between years due to the items discussed in the preceding sentence.

Depreciation and Amortization

Depreciation and amortization decreased $4.1 million, or 1.2%, for the year ended December 31, 2014, compared with the year ended December 31, 2013, primarily due to a $9.7 million decrease in depreciation expense. The decreased depreciation expense is a result of property, plant and equipment becoming fully depreciated over the past year, partially offset by depreciation of property, plant and equipment purchased in the Brown acquisition. The decrease in depreciation expense was partially offset by a $5.6 million increase in amortization expense, primarily due to amortization of customer relationship intangible assets from the companies acquired during 2013 and 2014.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $28.0 million, or 29.4%, for the year ended December 31, 2014, compared with the year ended December 31, 2013, primarily due to a $20.1 million decrease in other restructuring charges, a $14.0 million decrease in acquisition-related integration costs, a $7.4 million decrease in impairment charges and a $1.4 million decrease in transaction-related charges, partially offset by a $14.9 million increase in employee termination charges.

Restructuring, impairment and transaction-related charges of $67.3 million incurred in the year ended December 31, 2014, included: (1) $30.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $14.4 million of impairment charges, including $8.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; Mexico City, Mexico; Pomona, California; and St. Cloud, Minnesota, as well as other capacity reduction restructuring initiatives and $6.4 million of land and building impairment charges primarily related to the Bristol, Pennsylvania and Dickson, Tennessee plant closures, (3) $2.6 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Brown Printing and UniGraphic, (4) $11.2 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $8.5 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $4.9 million gain from the termination of the postretirement medical benefit plan.

Restructuring, impairment and transaction-related charges of $95.3 million incurred in the year ended December 31, 2013, included: (1) $15.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $21.8 million of impairment charges, including $11.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives and $10.1 million of land and building impairment charges primarily related to the Corinth, Mississippi; Marengo, Iowa and Mexico City, Mexico plant closures, (3) $4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Vertis, Proteus and Transpak, (4) $25.2 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $28.6 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $2.1 million pension plan settlement gain.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the year ended December 31, 2014, compared to the year ended December 31, 2013, were as follows:

	Year Ended December 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$468.1	9.6%	$481.8	10.0%

EBITDA decreased $13.7 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to: (1) ongoing volume and pricing pressures from excess capacity in the printing industry, (2) $11.3 million in net favorable gains in 2013, that did not repeat at the same level in 2014, (3) $9.5 million of increased selling, general and administrative expenses primarily from the Brown Printing acquisition, and (4) the $7.2 million loss on debt extinguishment recorded in 2014. These impacts were partially offset by $28.0 million of decreased restructuring, impairment and transaction-related charges and the additional earnings on sales generated from acquisitions. The EBITDA margin decreased from 10.0% for the year ended December 31, 2013, to 9.6% for the year ended December 31, 2014, primarily due to the margin impact from lower print pricing in product lines owned more than a year and the acquired Brown Printing operations, which operate with lower margins than the Company's historical margins.

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

	Year Ended December 31,
	2014	2013
	(dollars in millions)
Net earnings attributable to Quad/Graphics common shareholders(1)	$18.6	$32.5
Interest expense	92.9	85.5
Income tax expense	20.2	23.3
Depreciation and amortization	336.4	340.5
EBITDA	$468.1	$481.8
______________________________

(1)	Net earnings attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $67.3 million and $95.3 million for the years ended December 31, 2014 and 2013, respectively; and

b.	Loss on debt extinguishment of $7.2 million for the year ended December 31, 2014.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Year Ended December 31,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$3,760.6	$3,746.2	$14.4	0.4%
Services	645.2	593.5	51.7	8.7%
Operating income (including restructuring, impairment and transaction-related charges)	197.9	230.7	(32.8)	(14.2)%
Operating margin	4.5%	5.3%	N/A	N/A
Restructuring, impairment and transaction-related charges	$52.1	$52.3	$(0.2)	(0.4)%

Net Sales

Product sales for the United States Print and Related Services segment increased $14.4 million, or 0.4%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to a $253.7 million increase from acquisitions. This increase was partially offset by a $181.2 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year due to ongoing volume and pricing pressures and a $45.6 million decrease in paper sales.

Service sales for the United States Print and Related Services segment increased $51.7 million, or 8.7%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to $33.3 million in increased sales of QuadMed medical services and $18.4 million in increased logistics and imaging sales primarily resulting from acquisitions.

Operating Income

Operating income for the United States Print and Related Services segment decreased $32.8 million, or 14.2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the ongoing volume and pricing pressures from excess capacity in the printing industry. This decrease in operating income was partially offset by $30.1 million lower employee-related costs, including labor productivity improvements, and increased operating profit from acquisitions.

Operating margin for the United States Print and Related Services segment decreased to 4.5% for the year ended December 31, 2014, from 5.3% for the year ended December 31, 2013, primarily due to lower print volumes and pricing and the Brown acquisition, which operates with lower margins than the Company's historical margins.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2014, were $52.1 million, consisting of: (1) $19.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $12.7 million of impairment charges, including $7.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; Pomona, California; and St. Cloud, Minnesota, as well as other capacity reduction restructuring initiatives and $5.7 million of land and building impairment charges primarily related to the Bristol, Pennsylvania and Dickson, Tennessee plant closures, (3) $8.8 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $10.7 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2013, were $52.3 million, consisting of: (1) $10.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $15.6 million of impairment charges, including $10.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives and $5.3 million of land and building impairment charges primarily related to the Corinth, Mississippi and Marengo, Iowa plant closures and (3) $26.7 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $2.1 million pension plan settlement gain.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Year Ended December 31,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$436.9	$440.4	$(3.5)	(0.8)%
Services	19.7	15.8	3.9	24.7%
Operating loss (including restructuring, impairment and transaction-related charges)	(11.2)	(7.7)	(3.5)	(45.5)%
Operating margin	(2.5)%	(1.7)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$9.2	$9.6	$(0.4)	(4.2)%
Equity in loss of unconsolidated entities	(2.7)	(2.5)	(0.2)	8.0%

Net Sales

Product sales for the International segment decreased $3.5 million, or 0.8%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to $23.7 million of decreased product sales in Latin America as a result of $23.7 million of foreign exchange losses in Argentina. This decrease was partially offset by $20.2 million of increased sales in Europe driven by an increase in paper sales, higher volumes and a $1.2 million positive impact from foreign currency translation in Europe.

Service sales for the International segment increased $3.9 million, or 24.7%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to an increase in logistics revenue in Europe.

Operating Loss

Operating loss for the International segment increased $3.5 million, or 45.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the margin impact of lower product sales in Latin America, a $2.8 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural that did not recur in 2014 and a $0.2 million increase in equity loss of unconsolidated entities, as discussed below. These increases in operating loss were partially offset by improvement in operating income in Europe.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2014, were $9.2 million, consisting of: (1) $6.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.7 million of impairment charges, including $1.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Mexico City, Mexico, as well as other capacity reduction restructuring initiatives and $0.7 million of land and building impairment charges as a result of facility consolidations in Poland and (3) $1.5 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2013, were $9.6 million, consisting of: (1) $2.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $6.2 million of impairment charges, including $4.8 million of land and building impairment charges primarily related to the Mexico City, Mexico plant closure and $1.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Pila, Poland, as well as other capacity reduction restructuring initiatives, (3) $(0.2) million of an adjustment for updated estimates related to employee related liabilities for the integration of Transcontinental's Mexican operations and (4) $0.7 million of other restructuring charges.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. In January 2013, the Company sold 100% of its ownership interest in Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A. to Plural (see Note 9, "Equity Method Investments in Unconsolidated Entities," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion). The Company also holds a 50% interest in a joint venture based in Santiago, Chile, Quad/Graphics Chile S.A. ("Chile"), that was acquired as part of the World Color Press acquisition. The equity in loss of unconsolidated entities in the International segment increased $0.2 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to a decrease in equity earnings at Chile.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the year ended December 31, 2014.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2014	2013
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$45.4	$80.8	$(35.4)	(43.8)%
Restructuring, impairment and transaction-related charges	6.0	33.4	(27.4)	(82.0)%

Operating Expenses

Corporate operating expenses decreased $35.4 million, or 43.8%, for the year ended December 31, 2014, compared with the year ended December 31, 2013, primarily due to a $27.4 million decrease in restructuring, impairment and transaction-related charges and $11.1 million in pension and other postretirement income that is being allocated to Corporate in 2014, instead of to the United States Print and Related Services segment (as was done in 2013), partially offset by a $3.3 million increase in employee-related costs, including costs resulting from the Brown Printing acquisition.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2014, were $6.0 million, consisting of: (1) $4.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $2.6 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Brown Printing and UniGraphic, (3) $2.4 million of acquisition-related integration costs primarily related to professional fees and (4) $(3.7) million of other restructuring charges (income), which includes a $4.9 million gain from the termination of the postretirement medical benefit plan.

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2013, were $33.4 million, consisting of: (1) $2.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Vertis, Proteus and Transpak, (3) $25.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $1.2 million of other restructuring charges.

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Summary Results

The Company's operating income from continuing operations, operating margin, net earnings attributable to Quad/Graphics common shareholders and diluted earnings per share attributable to Quad/Graphics common shareholders for the year ended December 31, 2013, changed from the year ended December 31, 2012, as follows (dollars in millions, except per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings Attributable to Quad/Graphics Common Shareholders	Earnings Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the year ended December 31, 2012	$106.5	2.6%	$87.4	$1.78
2013 restructuring, impairment and transaction-related charges(1)	(95.3)	(2.0)%	(57.2)	(1.19)
2012 restructuring, impairment and transaction- related charges(2)	118.3	2.9%	71.0	1.50
Increase in interest expense(3)	N/A	N/A	(0.9)	(0.02)
Increase in income tax expense(4)	N/A	N/A	(41.1)	(0.86)
Loss from discontinued operations in 2012, net of tax(5)	N/A	N/A	3.2	0.07
Gain on disposal of discontinued operations in 2012, net of tax(6)	N/A	N/A	(34.0)	(0.72)
Decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax(7)	N/A	N/A	(3.5)	(0.07)
Increase in operating income(8)	12.7	(0.5)%	7.6	0.16
For the year ended December 31, 2013	$142.2	3.0%	$32.5	$0.65
______________________________

(1)	Restructuring, impairment and transaction-related charges of $95.3 million incurred during the year ended December 31, 2013 included:

a.	$15.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$21.8 million of impairment charges: including (1) $10.1 million of land and building impairment charges primarily related to the Corinth, Mississippi; Marengo, Iowa and Mexico City, Mexico plant closures and (2) $11.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives;

c.
$4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Vertis, Proteus and Transpak;

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

(4)
Income tax expense, excluding the tax attributable to restructuring, impairment and transactions-related charges (included as a part of (1) and (2) above), tax attributable to interest expense (included as part of (3) above) and operating income (included as part of (8) below), increased $41.1 million during 2013, primarily due to a $43.5 million benefit recorded during 2012 from decreasing the liability recorded for unrecognized tax benefits related to the settlement of Internal Revenue Service ("IRS") audits and the expiration of the applicable statutes of limitations. This benefit did not recur during the year ended December 31, 2013.

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

Operating Results from Continuing Operations

The following table sets forth certain information from the Company's consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2013		2012
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$4,186.6	87.3%	$3,638.6	88.9%	$548.0	15.1%
Services	609.3	12.7%	455.4	11.1%	153.9	33.8%
Total net sales	4,795.9	100.0%	4,094.0	100.0%	701.9	17.1%
Cost of sales:
Products	3,360.1	70.1%	2,848.3	69.6%	511.8	18.0%
Services	441.8	9.2%	335.2	8.2%	106.6	31.8%
Total cost of sales	3,801.9	79.3%	3,183.5	77.8%	618.4	19.4%
Selling, general & administrative expenses	416.0	8.6%	347.1	8.4%	68.9	19.9%
Depreciation and amortization	340.5	7.1%	338.6	8.3%	1.9	0.6%
Restructuring, impairment and transaction-related charges	95.3	2.0%	118.3	2.9%	(23.0)	(19.4)%
Total operating expenses	4,653.7	97.0%	3,987.5	97.4%	666.2	16.7%
Operating income from continuing operations	$142.2	3.0%	$106.5	2.6%	$35.7	33.5%

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

Cost of Sales

Cost of product sales increased $511.8 million, or 18.0%, for the year ended December 31, 2013, compared with the year ended December 31, 2012, primarily due to the Vertis acquisition, partially offset by lower cost of sales due to a decrease in sales related to reduced print volumes from product lines owned more than a year and cost reduction activities.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $68.9 million, or 19.9%, for the year ended December 31, 2013, compared with the year ended December 31, 2012, primarily due to $65.6 million in additional selling, general and administrative expenses predominantly resulting from administrative functions at the acquired Vertis manufacturing plants as well as a $6.9 million increase in losses from foreign currency movements. These increases were partially offset by a $2.8 million gain on the sale of Quad/Graphics' Brazilian operations in January 2013 to the Company's existing Brazilian joint venture with Plural and $0.8 million in other net miscellaneous cost decreases. Selling, general and administrative expenses as a percentage of net sales increased from 8.4% to 8.6% between years due to the items discussed in the preceding sentence.

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

Restructuring, impairment and transaction-related charges of $95.3 million incurred in the year ended December 31, 2013, included: (1) $15.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $21.8 million of impairment charges, including $10.1 million of land and building impairment charges primarily related to the Corinth, Mississippi; Marengo, Iowa and Mexico City, Mexico plant closures and $11.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives, (3) $4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Vertis, Proteus and Transpak, (4) $25.2 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $28.6 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $2.1 million pension plan settlement gain.

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

b.
Loss from discontinued operations, net of tax, was $3.2 million for the year ended December 31, 2012, respectively. EBITDA from discontinued operations was $(3.2) million for the year ended December 31, 2012, and included restructuring, impairment and transaction-related charges of $1.7 million for the year ended December 31, 2012.

c.	Gain on disposal of discontinued operations, net of tax of $34.0 million for the year ended December 31, 2012.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Year Ended December 31,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$3,746.2	$3,151.3	$594.9	18.9%
Services	593.5	446.6	146.9	32.9%
Operating income (including restructuring, impairment and transaction-related charges)	230.7	216.5	14.2	6.6%
Operating margin	5.3%	6.0%	N/A	N/A
Restructuring, impairment and transaction-related charges	$52.3	$48.5	$3.8	7.8%

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

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2013, were $52.3 million, consisting of: (1) $10.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $15.6 million of impairment charges, including $5.3 million of land and building impairment charges primarily related to the Corinth, Mississippi and Marengo, Iowa plant closures and $10.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives and (3) $26.7 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $2.1 million pension plan settlement gain.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2012, were $48.5 million, consisting of: (1) $20.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $11.9 million of impairment charges, including $7.0 million of land and building impairment charges primarily related to the Mt. Morris, Illinois; Richmond, Virginia and Stillwater, Oklahoma plant closures and $4.9 million of machinery and equipment impairment charges related to facility consolidations including Jonesboro, Arkansas and Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives and (3) $16.4 million of other restructuring charges including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $12.8 million curtailment gain as a result of the amendment to postretirement medical benefit plans and a $2.4 million gain on the collection of a note receivable related to a settlement of a disputed pre-acquisition World Color Press note receivable.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in earnings (loss) of unconsolidated entities within the International segment:

	Year Ended December 31,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$440.4	$487.3	$(46.9)	(9.6)%
Services	15.8	8.8	7.0	79.5%
Operating loss (including restructuring, impairment and transaction-related charges)	(7.7)	(24.8)	17.1	69.0%
Operating margin	(1.7)%	(5.0)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$9.6	$26.3	$(16.7)	(63.5)%
Equity in earnings (loss) of unconsolidated entities	(2.5)	2.3	(4.8)	(208.7)%
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

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2013, were $9.6 million, consisting of: (1) $2.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $6.2 million of impairment charges, including $4.8 million of land and building impairment charges primarily related to the Mexico City, Mexico plant closure and $1.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Pila, Poland, as well as other capacity reduction restructuring initiatives, (3) $(0.2) million of an adjustment for updated estimates related to employee related liabilities for the integration of Transcontinental's Mexican operations and (4) $0.7 million of other restructuring charges.

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

Equity in Earnings (Loss) of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. In January 2013, the Company sold 100% of its ownership interest in Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A. to Plural (see Note 9, "Equity Method Investments in Unconsolidated Entities," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion). The Company also holds a 50% interest in a joint venture based in Santiago, Chile, Quad/Graphics Chile S.A. ("Chile"), that was acquired as part of the World Color Press acquisition. The equity in earnings (loss) of unconsolidated entities in the International segment decreased $4.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a $4.7 million decrease in equity earnings at Plural.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2013	2012
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$80.8	$85.2	$(4.4)	(5.2)%
Restructuring, impairment and transaction-related charges	33.4	43.5	(10.1)	(23.2)%

Operating Expenses

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

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2013, were $33.4 million, consisting of: (1) $2.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Vertis, Proteus and Transpak, (3) $25.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $1.2 million of other restructuring charges.

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

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and $754.1 million of unused available capacity under the revolving credit facility, net of $52.0 million of issued letters of credit, as of December 31, 2014, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders and shareholder dividends. Borrowings under the $850.0 million revolving credit facility were $43.9 million as of December 31, 2014, and peak borrowings were $315.0 million during the year ended December 31, 2014.

Net Cash Provided by Operating Activities

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities was $293.2 million for the year ended December 31, 2014, compared to $441.1 million for the year ended December 31, 2013, resulting in a $147.9 million decrease in cash provided by operating activities. The decrease was primarily due to a $161.3 million decrease in cash flows from changes in operating assets and liabilities and a $5.0 million decrease in dividends from unconsolidated entities, partially offset by $18.4 million of improved operating cash flows from earnings (excluding non-cash items). The $161.3 million decrease in cash flows from changes in operating assets and liabilities was primarily related to an estimated $90 million one-time benefit realized during 2013 from the restoration of normalized working capital levels following the acquisition of Vertis, which was acquired without normalized levels of accounts payable and certain liabilities. The remaining change is due to an increase of $71 million in cash used for working capital primarily due to an increase in accounts receivable.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities was $441.1 million for the year ended December 31, 2013, compared to $354.2 million for the year ended December 31, 2012, resulting in a $86.9 million increase in cash provided by operating activities. The increase was primarily due to a $81.4 million increase in cash flows from changes in operating assets and liabilities and a $4.5 million increase in dividends from unconsolidated entities. The changes in operating assets and liabilities is primarily related to an estimated $90 million one-time benefit realized in 2013 from the restoration of normalized working capital levels following the acquisition of Vertis, which was acquired without normalized levels of accounts payable and certain liabilities.

Net Cash Used in Investing Activities

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash used in investing activities was $224.2 million for the year ended December 31, 2014, compared to $430.6 million for the year ended December 31, 2013, resulting in a $206.4 million decrease in cash used in investing activities. The decrease was primarily due to $179.4 million of reduced cash payments related to acquisitions and strategic investments, predominantly driven by the $235.4 million net cash paid for the Vertis acquisition on January 16, 2013 and the $43.1 million net cash paid for the Proteus and Transpak acquisitions on December 18, 2013, less the $96.4 million net cash paid for the Brown Printing acquisition on May 30, 2014. The decrease in cash used in investing activities is also attributable to: (1) a $20.3 million increase in receipts of restricted cash and (2) a $10.3 million decrease in purchases of property, plant and equipment in 2014.

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

Net Cash Used in Financing Activities

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash used in financing activities was $71.7 million for the year ended December 31, 2014, compared to $10.2 million for the year ended December 31, 2013, resulting in a $61.5 million increase in cash used in financing activities. The increase was primarily due to: (1) a $29.8 million decrease in net debt borrowings in 2014 as compared to 2013, (2) $16.5 million of debt issuance costs paid in 2014 related to the April 28, 2014 $1.9 billion debt financing arrangements, the October 10, 2014 redemption of $108.8 million of its senior notes under the master note and security agreement and the November 24, 2014 amendment to the master note and security agreement, (3) $6.9 million reduced net cash proceeds from equity incentive instruments and (4) $4.8 million higher dividend payments in 2014.

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

The Company's management assesses Free Cash Flow as a measure to quantify cash available for (1) strategic capital allocation and deployment through investments in the business (acquisitions and strategic investments), (2) strengthening the balance sheet (debt reduction) and (3) returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items, such as payments related to completing the World Color Press bankruptcy process.

Free Cash Flow is a non-GAAP measure. Free Cash Flow should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of Free Cash Flow may be different from similar calculations used by other companies and, therefore, comparability may be limited.

Free Cash Flow for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Net cash provided by operating activities	$293.2	$441.1	$354.2
Less: purchases of property, plant and equipment	(139.2)	(149.5)	(103.5)
Free Cash Flow	$154.0	$291.6	$250.7

Free Cash Flow decreased $137.6 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, due to a $147.9 million decrease in net cash provided by operating activities, partially offset by a $10.3 million decrease in capital expenditures. The $147.9 million decrease in net cash provided by operating activities includes an estimated $90 million one-time benefit realized during 2013 from the restoration of normalized working capital levels following the acquisition of Vertis and an increase of $71 million in cash used for working capital primarily due to an increase in accounts receivable.

Free Cash Flow increased $40.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, due to a $86.9 million increase in net cash provided by operating activities primarily as a result of the estimated $90 million one-time benefit realized during 2013 from the restoration of normalized working capital levels following the acquisition of Vertis. This was partially offset by a $46.0 million increase in capital expenditures.

See the "Net Cash Provided by Operating Activities" section above for further explanations of the changes in operating cash flows and the "Net Cash Used in Investing Activities" section above for further explanations of the changes in purchases of property, plant and equipment.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and capital lease obligations divided by the sum of: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section above), (2) restructuring, impairment and transaction-related charges, (3) loss on debt extinguishment and (4) pro forma historical results related to the May 30, 2014 acquisition of Brown Printing.

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

The Debt Leverage Ratio is a non-GAAP measure, and should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of the Debt Leverage Ratio may be different from similar calculations used by other companies and, therefore, comparability may be limited.

The Debt Leverage Ratio calculated below differs from both the total leverage ratio and senior secured leverage ratio included in the Company's debt covenant calculations (see Note 13, "Debt," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further information on debt covenants). The total leverage ratio included in the Company's debt covenants includes letters of credit as debt, excludes non-cash stock-based compensation expense from EBITDA and includes certain pro forma historical results of acquisitions and divestitures in EBITDA. Similarly, the senior secured leverage ratio included in the Company's debt covenants includes and excludes the same adjustments as the total leverage ratio, in addition to the exclusion of the outstanding balance of the Senior Unsecured Notes.

The Debt Leverage Ratio as of December 31, 2014 and 2013, was as follows:

	December 31, 2014		December 31, 2013
	(dollars in millions)
Total debt and capital lease obligations on the consolidated balance sheets	$1,425.6		$1,406.8

Divided by:
Quad/Graphics EBITDA as adjusted for purposes of calculating Debt Leverage Ratio for the year ended	$542.6		$577.1
January 1, 2014 to May 29, 2014 Brown Printing pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio(1)	5.2		—
Pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the year ended	$547.8		$577.1

Debt Leverage Ratio	2.60	x	2.44	x
______________________________

(1)
As permitted by the Senior Secured Credit Facility, certain pro forma financial information related to the acquisition of Brown Printing was included when calculating the Debt Leverage Ratio as of December 31, 2014. As the acquisition of Brown Printing was completed on May 30, 2014, the $5.2 million pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio represents the period from January 1, 2014 to May 29, 2014. Pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for Brown Printing was calculated in a consistent manner with the calculation above for Quad/Graphics. Brown Printing's financial information subsequent to the May 30, 2014 acquisition has been included within the Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio as the results of Brown Printing have been consolidated with Quad/Graphics' financial results since that date. If the pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for Brown Printing was not included in the calculation, the Company's Debt Leverage Ratio would have been 2.63x.

The calculation of Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the years ended December 31, 2014 and 2013, was as follows:

	Year Ended December 31,
	2014	2013
	(dollars in millions)
Net earnings attributable to Quad/Graphics common shareholders	$18.6	$32.5
Interest expense	92.9	85.5
Income tax expense	20.2	23.3
Depreciation and amortization	336.4	340.5
EBITDA	$468.1	$481.8
Restructuring, impairment and transaction-related charges	67.3	95.3
Loss on debt extinguishment	7.2	—
Quad/Graphics EBITDA as adjusted for purposes of calculating Debt Leverage Ratio	$542.6	$577.1

The Debt Leverage Ratio increased 0.16x at December 31, 2014, compared to December 31, 2013, primarily due to decreased Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio. The Debt Leverage Ratio also decreased due to increased borrowings in 2014 of $18.8 million primarily to fund acquisitions and strategic investments (such as Brown Printing and UniGraphic), partially offset by debt paydown resulting from the Company's operating cash flow generation. The Debt Leverage Ratio at December 31, 2014 of 2.60x is above management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above or below the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities like the Brown Printing and UniGraphic acquisitions and seasonal working capital needs.

Description of Significant Outstanding Debt Obligations as of December 31, 2014

As of December 31, 2014, the Company utilized a combination of debt instruments to fund cash requirements, including:

•	$1.9 Billion Debt Financing Arrangements which includes:

◦	Senior Secured Credit Facility:

▪	$850.0 million revolving credit facility ($43.9 million outstanding as of December 31, 2014);

▪	$450.0 million Term Loan A ($438.8 million outstanding as of December 31, 2014); and

▪	$300.0 million Term Loan B ($295.8 million outstanding as of December 31, 2014);

◦	Senior Unsecured Notes ($300.0 million outstanding as of December 31, 2014);

•	Master Note and Security Agreement ($316.6 million outstanding as of December 31, 2014); and a

•	$14.3 million international revolving credit facility ($0.2 million outstanding as of December 31, 2014).

$1.9 Billion Debt Financing Arrangements

The Company completed its $1.9 billion debt financing agreement on April 28, 2014, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion senior secured credit facility (the "Senior Secured Credit Facility") and the issuance of $300.0 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022 (the "Senior Unsecured Notes"). The Senior Secured Credit Facility and the Senior Unsecured Notes were entered into to extend and stagger the Company's debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals. The proceeds from the Senior Secured Credit Facility and Senior Unsecured Notes were used to: (1) repay the Company's previous revolving credit facility, Term Loan A, Term Loan B and the international term loan, (2) fund the acquisition of Brown Printing and (3) for general corporate purposes.

•
Senior Secured Credit Facility. The Senior Secured Credit Facility consists of three different loan facilities. The first facility is a revolving credit facility in the amount of $850.0 million with a term of five years maturing on April 27, 2019. The second facility is a Term Loan A in the aggregate amount of $450.0 million with a term of five years maturing on April 27, 2019, subject to certain required amortization. The third facility is a Term Loan B in the amount of $300.0 million with a term of seven years maturing on April 27, 2021, subject to certain required amortization.

Borrowings under the revolving credit facility and Term Loan A loans made under the Senior Secured Credit Facility will initially bear interest at 2.00% in excess of reserve adjusted London Interbank Offered Rate ("LIBOR"), or 1.00% in excess of an alternate base rate. The interest rate for the revolving credit facility was 2.30% and the interest rate for the Term Loan A loans was 2.32% at December 31, 2014, and interest is payable monthly. Term Loan B loans will bear interest at 3.25% in excess of reserve adjusted LIBOR, with a LIBOR floor of 1.00%, or 2.25% in excess of an alternative base rate at the Company's option. The interest rate for the Term Loan B loans was 4.25% at December 31, 2014, and interest is payable monthly.

The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

The Company entered into an amendment to the Senior Secured Credit Facility on December 18, 2014, which eliminated the "net debt" concept from the calculation of the total leverage ratio and the senior secured leverage ratio and provides for the elimination of the consolidated net worth covenant (removed for all periods after December 31, 2014).

•
Senior Unsecured Notes. The Company received $294.8 million in net proceeds from the sale of the $300.0 million Senior Unsecured Notes, after deducting the initial purchasers' discounts and commissions. The Senior Unsecured Notes bear interest at 7.0% and interest is payable semi-annually. The Senior Unsecured Notes are due May 1, 2022.

Each of the Company's existing and future domestic subsidiaries that is a borrower or guarantees indebtedness under the Company's Senior Secured Credit Facility or that guarantees certain of the Company's other indebtedness or indebtedness of the Company's restricted subsidiaries (other than intercompany indebtedness) fully and unconditionally guarantee or, in the case of future subsidiaries, will guarantee, on a joint and several basis, the Senior Unsecured Notes (the "Guarantor Subsidiaries"). All of the current Guarantor Subsidiaries are 100% owned by the Company. Guarantor Subsidiaries will be automatically released from these guarantees upon the occurrence of certain events, including the following: (1) the designation of any of the Guarantor Subsidiaries as an unrestricted subsidiary; (2) the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Unsecured Notes by any of the Guarantor Subsidiaries; or (3) the sale or disposition, including the sale of substantially all the assets, of any of the Guarantor Subsidiaries.

Master Note and Security Agreement (sometimes referred to as senior notes)

On September 1, 1995, and as last amended on November 24, 2014, the Company entered into the Master Note and Security Agreement pursuant to which the Company issued over time senior notes in an aggregate principal amount of $1.1 billion in various tranches, of which $316.6 million was outstanding as of December 31, 2014. These senior notes have a weighted-average interest rate of 7.55% at December 31, 2014, which is fixed to maturity, and interest is payable semiannually. Principal payments commenced September 1997 and extend through April 2031 in various tranches. The notes are collateralized by certain United States land, buildings and press and finishing equipment under the terms of the Master Note and Security Agreement.

The Company redeemed $108.8 million of its senior notes under the Master Note and Security Agreement for $109.6 million on October 10, 2014. The Company used its revolving credit facility to effect the redemption. This redemption was primarily completed to reduce interest expense based on current LIBOR rates.

The Master Note and Security Agreement was amended on November 24, 2014. The amendment, among other things, amended the financial covenants by removing the consolidated net worth requirement (removed for all periods after December 31, 2014) and the fixed charge coverage ratio, as well as adding a minimum interest coverage ratio, a maximum total leverage ratio and a maximum senior secured leverage ratio. These amendments align the financial covenants in the Master Note and Security Agreement more closely with the financial covenants in the Senior Secured Credit Facility.

International Revolving Credit Facility

On December 16, 2008, Quad/Winkowski Sp. z o.o. ("Quad/Winkowski") entered into a secured facilities agreement that included a multicurrency revolving credit facility for $14.3 million that was renewed in 2014 and will expire on September 30, 2015 (which is used for Quad/Winkowski's working capital and general business needs). The borrowings outstanding on the multicurrency revolving credit facility were $0.2 million at December 31, 2014, leaving $14.1 million available for future borrowings. The terms of the multicurrency revolving credit facility include a guarantee by Quad/Graphics and a security agreement that includes collateralizing substantially all of the Quad/Winkowski assets. The multicurrency revolving credit facility bears interest at the aggregate of the Euro Interbank Offered Rate ("EURIBOR") or the Warsaw Interbank Offered Rate ("WIBOR") and margin. The weighted-average interest rate of the multicurrency revolving credit facility was 2.65% at December 31, 2014.

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2014:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended December 31, 2014, the Company's total leverage ratio was 2.57 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2014, the Company's senior secured leverage ratio was 2.04 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended December 31, 2014, the Company's minimum interest coverage ratio was 5.89 to 1.00).

•
Consolidated Net Worth. As of December 31, 2014, the Company's consolidated net worth must be at least $802.4 million (as of December 31, 2014, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.08 billion). This covenant will be removed for all periods after December 31, 2014, due to the recent debt agreement amendments.

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

The Company was in compliance with all financial covenants in its debt agreements as of December 31, 2014. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Net Pension and Postretirement Benefit Obligations

The net underfunded pension, postretirement and MEPPs benefit obligations increased by $34.7 million during the year ended December 31, 2014, from $187.0 million at December 31, 2013, to $221.7 million at December 31, 2014. This increase is due to a $95.2 million year-end increase in the single-employer pension benefit obligation as a result of the December 31, 2014 actuarial valuation, which included a 90 basis point decrease in the liability discount rate from 4.8% at December 31, 2013, to 3.9% at December 31, 2014, and the adoption of a new mortality table with longer life expectancies. The increase was partially offset by 2014 cash contributions of $36.7 million to the single-employer pension and postretirement plans and required payments of $13.9 million to the MEPPs. The Company continues to focus on reducing its net benefit obligation for these underfunded plans through cash contributions to the plans and plan design changes, such as the 2014 termination of postretirement medical benefits.

Share Repurchase Program

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made under this share repurchase program during the year ended December 31, 2014. As of December 31, 2014, there were $91.8 million of authorized repurchases remaining under the program.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Except as set forth below in the Contractual Obligations and Other Commitments table and in Note 14, "Lease Obligations," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K (including operating leases and future interest on debt and capital leases to be incurred), the Company has no off-balance sheet arrangements, financings or special purpose entities that the Company expects to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of sales or expenses.

Contractual Obligations and Other Commitments

The Company's contractual cash obligations at December 31, 2014, were as follows (in millions):

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Debt obligations(1)	$1,796.5	$160.2	$157.5	$140.0	$143.7	$410.4	$784.7
Pension benefits(2)	76.3	12.7	15.9	15.9	15.9	15.9	—
Operating lease obligations	173.7	41.2	34.3	27.3	21.1	15.1	34.7
Capital lease obligations(3)	14.8	4.6	4.1	3.3	1.3	0.6	0.9
Purchase obligations(4)	43.8	43.8	—	—	—	—	—
Acquisitions of businesses(5)	2.7	1.9	0.8	—	—	—	—
Total(6)(7)	$2,107.8	$264.4	$212.6	$186.5	$182.0	$442.0	$820.3
______________________________

(1)
Debt obligations include $384.8 million for anticipated future interest payments. With respect to the variable interest rate portions of the debt, the interest amounts were calculated by applying the December 31, 2014, weighted-average interest rate to determine the value of future interest payments. For the Master Note and Security Agreement, the weighted-average interest rate of the notes was applied to the average principal balance outstanding for each time period. Amounts included in "Thereafter" include principal payments and estimated interest expense through April 2031.

(2)
For the pension benefits, contributions and benefit payments to be funded from Company assets included in the table have been actuarially estimated over a five year period. While benefit payments under these benefit plans are expected to continue beyond 2019, the Company believes that an estimate beyond this period is unreasonable. The contractual obligations table above does not include a $59.0 million estimated withdrawal liability for the U.S. World Color Press MEPPs due to the uncertainty with the amount and timing of any potential withdrawal liability payment. During 2015, the Company is required to make minimum payments of $14.4 million, pending no settlement. See Note 18, "Employee Retirement Plans," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion of the withdrawal from the MEPPs.

(3)	Capital lease obligations include $0.9 million for anticipated future interest payments.

(4)	Purchase obligations consist primarily of $41.1 million in firm commitments to purchase press and finishing equipment, as well as $2.7 million of other purchase obligations.

(5)
Acquisition of businesses represents deferred payments of $0.6 million associated with the acquisition of Proteus and Transpak and $2.1 million associated with the acquisition of UniGraphic. See Note 2, "Acquisitions and Strategic Investments," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion.

(6)
The contractual obligations table above does not include reserves for uncertain tax positions recorded in accordance with the accounting guidance on uncertainties in income taxes. The Company has taken tax positions for which the ultimate amount and the year(s) any necessary payments will be made that pertain to those tax positions is uncertain. The reserve for uncertain tax positions prior to interest and penalties is $31.1 million as of December 31, 2014. The Company has also recorded accruals for interest and penalties related to uncertain tax positions of $4.9 million and $0.5 million, respectively, as of December 31, 2014.

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

Revenue from services is recognized as services are performed. Revenues related to the Company's imaging operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to the Company's logistics operations, which include the delivery of printed material, the Company recognizes revenue upon completion of services.

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

Accounting guidance requires that goodwill impairment is to be tested at the reporting unit level on at least an annual basis. In the fourth quarter of 2014, the Company's financial reporting structure was changed to align with the launch of the Company's five primary strategic goals that support its objectives to transform the Company and drive performance through innovation discussed in the "Strategy" section of Part I, Item 1. "Business," of this Annual Report on Form 10-K. As a result, the Company re-evaluated the reporting units within the United States Print and Related Services operating segment and concluded that there are three reporting units as compared to one reporting unit in the prior year. The carrying value of goodwill in the Company's United States reporting unit was allocated based on the relative fair value of the Company's Core Print and Related Services, Specialty Print and Related Services and Other United States Products and Services businesses, as of October 31, 2014, the annual assessment date. Therefore, the Company has identified five reporting units: (1) Core Print and Related Services, (2) Specialty Print and Related Services, (3) Other United States Products and Services, (4) Latin America and (5) Europe. As of December 31, 2014, goodwill totaled $775.5 million, of which $751.3 million was allocated to the United States and Related Services operating segment and $24.2 million was allocated to the International operating segment. The European reporting unit is the only reporting unit that has no goodwill allocated to it.

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

In the first step, the Company compares the estimated fair value of each reporting unit with goodwill allocated to it to its carrying amount, including the goodwill. Fair value is determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derives the fair value of the reporting units based on market multiples of comparable publicly-traded companies. This fair value determination is categorized as Level 3 in the fair value hierarchy (see Note 16, "Financial Instruments and Fair Value Measurements," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for the definition of Level 3 inputs). If the carrying amount of such reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment charge.

Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of the goodwill, which is then compared to the corresponding carrying value of the goodwill to compute the goodwill impairment charge. The Company's methodologies for valuing goodwill are applied consistently on a year-over-year basis. The assumptions used in performing the 2014 impairment calculations were evaluated in light of market and business conditions. The Company continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units.

The Company conducted its annual impairment assessment of its five reporting units as of October 31, 2014, the date of the annual assessment. In performing the annual impairment assessment, the key assumptions specific to each of the four reporting units that have goodwill allocated to it included:

•
Core Print and Related Services. Fair value was determined using an equal weighting of both the income and market approaches. Specific to this reporting unit, a 9.0% after-tax weighted average cost of capital was used for the income approach.

•
Specialty Print and Related Services. Fair value was determined using an equal weighting of both the income and market approaches. Specific to this reporting unit, a 9.5% after-tax weighted average cost of capital was used for the income approach.

•
Other United States Products and Services. Fair value was determined using the income approach only. Specific to this reporting unit, a 12.5% after-tax weighted average cost of capital was used for the income approach.

•
Latin America. Fair value was determined using an equal weighting of both the income and market approaches. Specific to this reporting unit, a 12.7% after-tax weighted average cost of capital was used for the income approach.

Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, working capital levels and terminal value multiples. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples. Management concluded that no impairment existed as of October 31, 2014, because the estimated fair value of each of the Company's reporting units exceeded its carrying amount. No additional indications of impairment were identified between October 31, 2014 and December 31, 2014.

In addition, the Company performed a sensitivity analysis as of October 31, 2014, on the material assumptions used in the discounted cash flow valuation models. In performing the annual goodwill impairment assessment, the percentage by which estimated fair value exceeded carrying value was more than 10% in each of the Company's four reporting units that have goodwill allocated to it. Based on the goodwill impairment assessments performed, no goodwill impairment charge pertaining to goodwill has been required to be recorded during the years ended December 31, 2014, 2013 or 2012.

Impairment of Property, Plant and Equipment and Finite-lived Intangible Assets

The Company performs impairment evaluations of its long-lived assets, of which the most significant are property, plant and equipment and the customer relationship intangible assets recorded in conjunction with an acquisition, whenever business conditions, events or circumstances indicate that those assets may be impaired, including whether the estimated useful life of such long-lived assets may warrant revision or whether the remaining balance of an asset may not be recoverable. Assessing the impairment of long-lived assets requires the Company to make important estimates and assumptions, including, but not limited to, the expected future cash flows that the assets will generate, how the assets will be used based on the strategic direction of the Company, their remaining useful life and their residual value, if any. Considerable judgment is also applied in incorporating the potential impact of the current economic climate on customer demand and selling prices, the cost of production and the limited activity on secondary markets for the assets and on the cost of capital. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair value and a charge is recorded to current operations. The Company uses internal undiscounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. Based on the assessments completed during the years ended December 31, 2014, 2013 and 2012 the Company recognized total fixed asset impairment charges of $14.4 million, $21.8 million and $23.0 million, respectively, primarily related to the Company's closure and exit from 25 manufacturing facilities, as well as other capacity reduction restructuring initiatives. There were no impairment charges recorded during the years ended December 31, 2014, 2013 or 2012 for the customer relationship intangible assets.

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

Pension and Postretirement Benefit Plans

As a result of the acquisition of World Color Press, the Company acquired multiple underfunded pension and postretirement defined benefit plans. Pension plan costs are determined using actuarial methods and are funded through contributions determined in accordance with the projected benefit method pro-rated on service. The Company records amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, mortality, assumed rates of return and turnover rates. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheets, but are generally amortized into operating income over future periods, with the deferred amount recorded in accumulated other comprehensive loss on the consolidated balance sheets included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. When an event gives rise to both a curtailment and a settlement, the curtailment is accounted for prior to the settlement. The Company's measurement date to measure the defined benefit plan assets and the projected benefit obligation is December 31. For the purposes of calculating the expected return on plan assets, those assets are valued at fair value.

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs for each pension plan based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date. The weighted-average discount rate used to determine benefit obligations for the pension plans at December 31, 2014, was 3.9%, a 90 basis point decrease from the December 31, 2013 discount rate of 4.8%.

The Company employs a total return on investment approach for its pension plans whereby a diversified mix of equity securities and debt securities are used to maximize the long-term pension plan assets. The intent of this strategy is to outperform the growth in plan liabilities over the long run, such that plan contributions can be decreased, balanced with maintaining a lower degree of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Equity securities are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. The target asset allocation for plan assets on a weighted-average basis are 67% equity securities and 33% debt securities. The actual asset allocation as of December 31, 2014, was approximately 66% equity securities and 34% debt securities. The expected return on plan assets assumption at December 31, 2014 and 2013 was 6.5% for the Company's funded United States pension plans. Actual return on plan assets for the years ended December 31, 2014 and 2013 was 8.2% and 18.3%, respectively. Certain pension plans are unfunded (those plans do not hold plan assets).

In 2014, the Company announced the elimination of postretirement medical benefit coverage for all retirees, which resulted in the reduction of plan obligations by $3.7 million and recognition of a termination gain of $4.9 million. The termination gain was recorded in restructuring, impairment and transaction-related charges in the consolidated statement of operations.

The Company also participated in MEPPs as a result of the acquisition of World Color Press. Due to the significant underfunded status of the MEPPs, the Company has withdrawn from all significant MEPPs and replaced these union sponsored "promise to pay in the future" defined benefit plans with a Company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the purchase price allocation process based on information received from the MEPPs trustees. The estimated withdrawal liability will be updated as new withdrawal liability projections are provided from the trustees or based on other significant events, such as potential new information from the ongoing arbitration proceedings with both MEPPs, until the final withdrawal liability is determined. The exact amount of the withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and timing of any triggering events and the funded status of the plans at that time.

New Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board ("FASB") issued new guidance providing companies the option to apply pushdown accounting to acquired entities in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. This guidance was effective upon issuance on November 18, 2014. As such, the Company adopted the new guidance effective November 18, 2014. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

In August 2014, the FASB issued new guidance on the required disclosures related to an entity's ability to continue as a going concern. The guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016, and for each annual and interim period thereafter with early adoption permitted. The Company plans to adopt this new guidance effective December 31, 2016. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

In June 2014, the FASB issued new guidance on certain share-based payment awards, which clarifies the treatment of performance targets that can be met after the requisite service period of a share-based payment award. Under the new guidance, an entity should treat the performance targets that can be met after the requisite period of service as performance conditions that affect vesting. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company plans to adopt this new guidance effective January 1, 2016. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

In May 2014, the FASB issued new guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption not permitted. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and determining which transition method to use.

In April 2014, the FASB issued new guidance on the presentation of discontinued operations, which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company plans to adopt this new guidance effective January 1, 2015. The adoption of this guidance may impact whether future disposals qualify as discontinued operations and, therefore, could impact the Company's financial statement presentation and disclosures.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of December 31, 2014, the Company had fixed rate debt and capital leases outstanding of $643.8 million at a current weighted average interest rate of 7.2% and variable rate debt outstanding of $781.8 million at a current weighted average interest rate of 3.1%. The variable rate debt outstanding at December 31, 2014, is primarily comprised of the $1.6 billion Senior Secured Credit Facility entered into on April 28, 2014, including $438.8 million outstanding on the $450.0 million Term Loan A, $295.8 million outstanding on the $300.0 million Term Loan B and $43.9 million outstanding on the $850.0 million revolving credit facility. The Term Loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the Term Loan B will not begin to fluctuate until LIBOR exceeds that percentage. At December 31, 2014, LIBOR was significantly lower than the 1.0% LIBOR minimum rate, and as a result the interest on the Term Loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the Term Loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.7% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at December 31, 2014, by approximately $7.5 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $57.8 million as of December 31, 2014.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the year ended December 31, 2014, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

Commodity Risk

The primary raw materials used by the Company are paper, ink and energy. At this time, the Company's supply of raw materials is readily available from numerous vendors; however, based on market conditions, that could change in the future. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the purchase process.

The majority of paper used in the printing process is supplied directly by the Company's customers. For those customers that do not supply paper, the Company generally includes price adjustment clauses in sales contracts. The Company produces the majority of ink used in its print production. Raw materials for the ink manufacturing process are purchased externally from a variety of vendors. The Company generally includes price adjustment clauses for ink and other critical raw materials in the printing process in its sales contracts.

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

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2014. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present this information fairly when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

UNAUDITED INTERIM FINANCIAL INFORMATION
(In millions, except per share data)
	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Net sales(1)	$1,102.8	$1,099.0	$1,236.4	$1,424.2	$4,862.4
Operating income(1)	11.0	0.5	53.6	76.2	141.3

Net earnings (loss)(1)	(9.1)	(22.8)	24.4	25.8	18.3
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	(8.8)	(22.8)	24.4	25.8	18.6
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders	(0.19)	(0.48)	0.50	0.53	0.38

Closing stock price high	26.39	23.64	22.71	23.30	26.39
Closing stock price low	21.89	19.30	19.25	18.26	18.26
Closing stock price at quarter-end	23.45	22.37	19.25	22.96	22.96

2013
Net sales(1)	$1,129.5	$1,110.8	$1,206.0	$1,349.6	$4,795.9
Operating income (loss)(1)	(0.9)	(5.2)	44.4	103.9	142.2

Net earnings (loss)(1)	(14.1)	(27.6)	12.6	60.0	30.9
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	(14.0)	(27.2)	13.0	60.7	32.5
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders	(0.31)	(0.59)	0.26	1.24	0.65

Closing stock price high	24.42	24.56	33.84	36.56	36.56
Closing stock price low	20.15	19.69	24.30	24.02	19.69
Closing stock price at quarter-end	23.94	24.10	30.36	27.23	27.23
______________________________

(1)
Reflects results of acquired businesses from the relevant acquisition dates, primarily related to acquisitions of Brown Printing on May 30, 2014 and Vertis on January 16, 2013 (see Note 2, "Acquisitions and Strategic Investments," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the acquisitions).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quad/Graphics, Inc. and subsidiaries
Sussex, WI

We have audited the accompanying consolidated balance sheets of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), redeemable equity, common stock and other equity and non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quad/Graphics, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Quad/Graphics, Inc. and subsidiaries
Sussex, WI
We have audited the internal control over financial reporting of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the business units acquired from Brown Printing Company ("Brown Printing"), which were acquired on May 30, 2014. The business activities that were excluded from the assessment constitute approximately 6% of consolidated total current assets, approximately 3% of consolidated net sales and approximately 4% of consolidated cost of sales as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting for these business activities of Brown Printing. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 2, 2015

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales
Products	$4,197.5	$4,186.6	$3,638.6
Services	664.9	609.3	455.4
Total net sales	4,862.4	4,795.9	4,094.0
Cost of sales
Products	3,421.4	3,360.1	2,848.3
Services	470.5	441.8	335.2
Total cost of sales	3,891.9	3,801.9	3,183.5
Operating expenses
Selling, general and administrative expenses	425.5	416.0	347.1
Depreciation and amortization	336.4	340.5	338.6
Restructuring, impairment and transaction-related charges	67.3	95.3	118.3
Total operating expenses	4,721.1	4,653.7	3,987.5
Operating income from continuing operations	$141.3	$142.2	$106.5
Interest expense	92.9	85.5	84.0
Loss on debt extinguishment	7.2	—	—
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	41.2	56.7	22.5
Income tax expense (benefit)	20.2	23.3	(31.5)
Earnings from continuing operations before equity in earnings (loss) of unconsolidated entities	21.0	33.4	54.0
Equity in earnings (loss) of unconsolidated entities	(2.7)	(2.5)	2.3
Net earnings from continuing operations	$18.3	$30.9	$56.3
Loss from discontinued operations, net of tax	—	—	(3.2)
Gain on disposal of discontinued operations, net of tax	—	—	34.0
Net earnings	$18.3	$30.9	$87.1
Net loss attributable to noncontrolling interests	0.3	1.6	0.3
Net earnings attributable to Quad/Graphics common shareholders	$18.6	$32.5	$87.4

Earnings per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$0.39	$0.67	$1.14
Discontinued operations	—	—	0.66
Earnings per share attributable to Quad/Graphics common shareholders	$0.39	$0.67	$1.80
Diluted:
Continuing operations	$0.38	$0.65	$1.13
Discontinued operations	—	—	0.65
Earnings per share attributable to Quad/Graphics common shareholders	$0.38	$0.65	$1.78
Weighted average number of common shares outstanding:
Basic	47.5	47.0	46.8
Diluted	48.5	48.0	47.2
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net earnings	$18.3	$30.9	$87.1
Other comprehensive income (loss)
Translation adjustments:
Foreign currency translation adjustments	(61.9)	(21.0)	6.5
Translation of long-term loans to foreign subsidiaries	16.5	0.8	(1.6)
Revaluation gain on sale of businesses	—	(2.4)	—
Translation adjustments, net	(45.4)	(22.6)	4.9
Pension and other postretirement benefit plans:
Net gain (loss) arising during period	(95.2)	133.6	(28.7)
Amortization of prior service credit included in net earnings	(5.8)	(5.7)	(3.4)
Amortization of net actuarial (gain) loss included in net earnings	(0.3)	0.3	(0.1)
Plan curtailments/settlements included in net earnings	—	(2.1)	(12.7)
Postretirement benefit plan termination included in net earnings	(4.9)	—	—
Pension and other postretirement benefit plans, net	(106.2)	126.1	(44.9)

Other comprehensive income (loss), before tax	(151.6)	103.5	(40.0)

Income tax benefit (expense) related to items of other comprehensive income (loss)	40.6	(48.7)	17.3

Other comprehensive income (loss), net of tax	(111.0)	54.8	(22.7)

Total comprehensive income (loss)	(92.7)	85.7	64.4

Less: comprehensive loss attributable to noncontrolling interests	0.3	1.6	0.4

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(92.4)	$87.3	$64.8
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$9.6	$13.1
Receivables, less allowances for doubtful accounts of $57.8 at December 31, 2014 and $58.9 at December 31, 2013	766.2	698.9
Inventories	287.8	272.5
Prepaid expenses and other current assets	39.1	37.2
Deferred income taxes	48.4	48.1
Short-term restricted cash	31.2	4.5
Total current assets	1,182.3	1,074.3

Property, plant and equipment—net	1,855.5	1,925.5
Goodwill	775.5	773.1
Other intangible assets—net	149.1	221.8
Long-term restricted cash	—	51.5
Equity method investments in unconsolidated entities	42.0	57.1
Other long-term assets	72.8	62.4
Total assets	$4,077.2	$4,165.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$406.9	$401.0
Amounts owing in satisfaction of bankruptcy claims	1.4	2.5
Accrued liabilities	358.1	350.7
Short-term debt and current portion of long-term debt	92.0	127.6
Current portion of capital lease obligations	4.2	7.0
Total current liabilities	862.6	888.8

Long-term debt	1,319.7	1,265.7
Unsecured notes to be issued	9.0	18.0
Capital lease obligations	9.7	6.5
Deferred income taxes	384.4	395.2
Other long-term liabilities	339.3	303.9
Total liabilities	2,924.7	2,878.1

Commitments and contingencies (Note 11)

Quad/Graphics common stock and other equity (Note 21)
Preferred stock, $0.01 par value; Authorized: 0.5 million shares; Issued: None	—	—
Common stock, Class A, $0.025 par value; Authorized: 80.0 million shares; Issued: 40.0 million shares at December 31, 2014 and 2013	1.0	1.0
Common stock, Class B, $0.025 par value; Authorized: 80.0 million shares; Issued: 15.0 million shares at December 31, 2014 and 2013	0.4	0.4
Common stock, Class C, $0.025 par value; Authorized: 20.0 million shares; Issued: 0.5 million shares at December 31, 2014 and 2013	—	—
Additional paid-in capital	971.3	983.1
Treasury stock, at cost, 6.6 million shares at December 31, 2014 and 7.5 million shares at December 31, 2013	(218.8)	(248.8)
Retained earnings	515.2	558.8
Accumulated other comprehensive loss	(116.6)	(5.6)
Quad/Graphics common stock and other equity	1,152.5	1,288.9
Noncontrolling interests	—	(1.3)
Total common stock and other equity and noncontrolling interests	1,152.5	1,287.6
Total liabilities and shareholders' equity	$4,077.2	$4,165.7
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net earnings	$18.3	$30.9	$87.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	336.4	340.5	338.6
Impairment charges	14.4	21.8	23.0
Amortization of debt issuance costs and original issue discount	4.2	4.1	4.5
Loss on debt extinguishment	7.2	—	—
Stock-based compensation charges	17.3	18.6	13.4
Termination/curtailment/settlement gain on pension/postretirement benefit plans	(4.9)	(2.1)	(12.7)
Gain on disposal of discontinued operations, net of tax	—	—	(34.0)
Loss (Gain) on sales or disposal of property, plant and equipment	0.4	(0.8)	(0.6)
Deferred income taxes	26.8	(11.1)	(13.6)
Equity in (earnings) loss of unconsolidated entities	2.7	2.5	(2.3)
Dividends from unconsolidated entities	—	5.0	0.5
Changes in operating assets and liabilities—net of acquisitions:
Receivables	(20.4)	25.7	103.4
Inventories	(3.4)	0.5	8.6
Prepaid expenses and other current assets	(5.2)	15.2	33.9
Accounts payable and accrued liabilities	(22.4)	63.0	(105.4)
Other	(78.2)	(72.7)	(90.2)
Net cash provided by operating activities	293.2	441.1	354.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(139.2)	(149.5)	(103.5)
Cost investment in unconsolidated entities	(4.1)	(2.5)	(18.1)
Proceeds from the sale of property, plant and equipment	6.8	8.8	23.5
Transfers from restricted cash	24.8	4.5	15.4
Deposit paid related to Vertis acquisition (Note 2)	—	—	(25.9)
Deposit refunded related to business exchange transaction (Note 3)	—	—	50.0
Purchase price payments on business exchange transaction (Note 3)	—	—	(4.9)
Acquisition of businesses—net of cash acquired	(112.5)	(291.9)	(6.6)
Net cash used in investing activities	(224.2)	(430.6)	(70.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,047.0	—	—
Payments of long-term debt	(859.4)	(102.7)	(74.6)
Payments of capital lease obligations	(8.4)	(9.8)	(21.0)
Borrowings on revolving credit facilities	1,409.9	1,628.8	270.3
Payments on revolving credit facilities	(1,577.6)	(1,475.0)	(295.7)
Payment of debt issuance costs	(16.5)	—	(2.1)
Bankruptcy claim payments on unsecured notes to be issued	(8.0)	(4.5)	(14.9)
Sale of stock from options exercised	2.7	7.2	0.1
Shares withheld from employees for the tax obligation on equity grants	(1.0)	—	—
Tax benefit on equity award activity	0.8	2.2	4.1
Payment of cash dividends	(61.2)	(56.4)	(151.8)
Net cash used in financing activities	(71.7)	(10.2)	(285.6)
Effect of exchange rates on cash and cash equivalents	(0.8)	(4.1)	(7.2)
Net decrease in cash and cash equivalents	(3.5)	(3.8)	(8.7)
Cash and cash equivalents at beginning of year	13.1	16.9	25.6
Cash and cash equivalents at end of year	$9.6	$13.1	$16.9
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY, COMMON STOCK
AND OTHER EQUITY AND NONCONTROLLING INTERESTS
(in millions)

			Quad/Graphics Common Stock and Other Equity
									Accumulated Other Comprehensive Income (Loss)	Quad/Graphics Common Stock and Other Equity
	Redeemable Equity		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings			Noncontrolling Interests
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2012	0.3	$3.5	55.2	$1.4	$984.2	(8.6)	$(295.4)	$650.2	$(37.7)	$1,302.7	$0.7
Net earnings (loss)	—	—	—	—	—	—	—	87.4	—	87.4	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4.9	4.9	(0.1)
Cash dividends declared	—	(0.2)	—	—	—	—	—	(152.8)	—	(152.8)	—
Redeemable equity exchange	(0.3)	(4.3)	0.3	—	(4.1)	—	4.1	4.3	—	4.3	—
Stock-based compensation charges	—	—	—	—	13.4	—	—	—	—	13.4	—
Sale of stock for options exercised	—	—	—	—	(0.1)	—	0.1	—	—	—	—
Issuance of restricted stock and deferred stock units	—	—	—	—	(11.9)	0.3	11.9	—	—	—	—
Increase in redemption value of redeemable equity	—	1.0	—	—	—	—	—	(1.0)	—	(1.0)	—
Tax benefit on stock option activity	—	—	—	—	4.1	—	—	—	—	4.1	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	(27.6)	(27.6)	—
Balance at December 31, 2012	—	$—	55.5	$1.4	$985.6	(8.3)	$(279.3)	$588.1	$(60.4)	$1,235.4	$0.3
Net earnings (loss)	—	—	—	—	—	—	—	32.5	—	32.5	(1.6)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(22.6)	(22.6)	—
Cash dividends declared	—	—	—	—	—	—	—	(61.8)	—	(61.8)	—
Stock-based compensation charges	—	—	—	—	18.6	—	—	—	—	18.6	—
Sale of stock for options exercised	—	—	—	—	(8.3)	0.4	15.5	—	—	7.2	—
Issuance of restricted stock and deferred stock units	—	—	—	—	(15.0)	0.4	15.0	—	—	—	—
Tax benefit on equity award activity	—	—	—	—	2.2	—	—	—	—	2.2	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	77.4	77.4	—
Balance at December 31, 2013	—	$—	55.5	$1.4	$983.1	(7.5)	$(248.8)	$558.8	$(5.6)	$1,288.9	$(1.3)
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY, COMMON STOCK
AND OTHER EQUITY AND NONCONTROLLING INTERESTS (continued)
(in millions)

			Quad/Graphics Common Stock and Other Equity
									Accumulated Other Comprehensive Income (Loss)	Quad/Graphics Common Stock and Other Equity
	Redeemable Equity		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings			Noncontrolling Interests
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2013	—	$—	55.5	$1.4	$983.1	(7.5)	$(248.8)	$558.8	$(5.6)	$1,288.9	$(1.3)
Net earnings (loss)	—	—	—	—	—	—	—	18.6	—	18.6	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(45.4)	(45.4)	—
Cash dividends declared	—	—	—	—	—	—	—	(62.2)	—	(62.2)	—
Stock-based compensation charges	—	—	—	—	17.3	—	—	—	—	17.3	—
Sale of stock for options exercised	—	—	—	—	(3.6)	0.2	6.3	—	—	2.7	—
Issuance of restricted stock and deferred stock units	—	—	—	—	(24.6)	0.7	24.6	—	—	—	—
Tax benefit on equity award activity	—	—	—	—	0.8	—	—	—	—	0.8	—
Equity awards vested	—	—	—	—	(0.1)	—	0.1	—	—	—	—
Purchase of additional ownership of Morvillo	—	—	—	—	(1.6)	—	—	—	—	(1.6)	1.6
Shares withheld from employees for tax obligation on equity grants	—	—	—	—	—	—	(1.0)	—	—	(1.0)	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	—	—	(65.6)	(65.6)	—
Balance at December 31, 2014	—	$—	55.5	$1.4	$971.3	(6.6)	$(218.8)	$515.2	$(116.6)	$1,152.5	$—
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") operates primarily in the commercial print portion of the printing industry as a printer of consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products. The Company also provides media solutions and logistics services for its customers. The Company's products and services are sold primarily throughout North America, South America and Europe to catalogers, publishers and retailers. Additionally, the Company manufactures printing-related auxiliary equipment that is sold to original equipment manufacturers and printing companies throughout the world.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of operations and accounts of businesses acquired are included in the consolidated financial statements from the dates of acquisition (see Note 2, "Acquisitions and Strategic Investments"). Investments in entities where the Company has both the ability to exert significant influence but not control and an ownership interest of 50% or less but more than 20% are accounted for using the equity method of accounting. Investments in entities where the Company does not exert significant influence or control and has an ownership interest of less than 20% are accounted for using the cost method of accounting. Intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations—The results of operations of the Company's Canadian operations have been reported as discontinued operations for all periods presented. As the sale of the Canadian operations was completed on March 1, 2012, the corresponding Canadian assets and liabilities are no longer included in the consolidated balance sheets at December 31, 2014 or 2013. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Canadian discontinued operations. See Note 3, "Discontinued Operations," for information about the Company's sale of the Canadian operations.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of redeemable equity, common stock and other equity and noncontrolling interests while transaction gains and losses are recorded in selling, general and administrative expenses on the consolidated statements of operations. Foreign exchange transactions resulted in realized and unrealized gains/(losses) of $(5.9) million, $(5.7) million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company's international operations are conducted in Europe through Quad/Winkowski Sp. Z o.o. ("Quad/Winkowski"), as well as in the following Latin American countries: Argentina, Brazil, Chile, Colombia, Mexico and Peru. The Company owns 49% of the operations in Brazil and 50% of the operations in Chile, and accounts for those entities using the equity method of accounting (see Note 9, "Equity Method Investments in Unconsolidated Entities," for further discussion). There are no other significant unconsolidated entities.

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

Revenue from services is recognized as services are performed. Revenues related to the Company's imaging operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. Revenues related to the Company's logistics operations, which includes the delivery of printed material, are recognized upon completion of services.

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

Fair Value Measurement—The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements on a recurring basis. Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. See Note 16, "Financial Instruments and Fair Value Measurements," for further discussion.

Research and Development—Research and development costs related to the development of new products or the adaptation of existing products are expensed as incurred, included in cost of sales and totaled $11.3 million, $13.4 million and $13.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Receivables—Receivables are stated net of allowances for doubtful accounts. No single customer comprised more than 5% of the Company's consolidated net sales in 2014, 2013 or 2012 or 5% of the Company's consolidated receivables as of December 31, 2014 or 2013. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company's historical collection experience. See Note 6, "Receivables," for further discussion on the transactions affecting the allowances for doubtful accounts.

Inventories—Inventories include material, labor, and plant overhead and are stated at the lower of cost or market. At December 31, 2014 and 2013, all inventories were valued using the first-in, first-out ("FIFO") method. See Note 7, "Inventories," for a breakdown of the components of the Company's inventories.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, and are depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. See Note 8, "Property, Plant and Equipment," for a breakdown of the components of the Company's property, plant and equipment. Major improvements that extend the useful lives of existing assets are capitalized and charged to the asset accounts. Repairs and maintenance, which do not significantly improve or extend the useful lives of the respective assets, are expensed as incurred. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset.

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

Goodwill—Goodwill is reviewed annually for impairment as of October 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit's fair value estimated based on comparable company market valuations and/or expected future discounted cash flows to be generated by the reporting unit to its carrying value. If the carrying value exceeds the reporting unit's fair value, the Company performs a fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified. See Note 5, "Goodwill and Other Intangible Assets," for further discussion.

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

Pension and Postretirement Plans—The Company assumed certain frozen underfunded defined benefit pension and postretirement benefit plans as part of the 2010 World Color Press Inc. ("World Color Press") acquisition. Pension plan costs are determined using actuarial methods and are funded through contributions. The Company records amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheets, but are generally amortized into operating income over future periods, with the deferred amount recorded in accumulated other comprehensive loss on the consolidated balance sheets. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. For the purposes of calculating the expected return on plan assets, those assets are valued at fair value. When an event gives rise to both a curtailment and a settlement, the curtailment is accounted for prior to the settlement. The Company's measurement date to measure the defined benefit plan assets and the projected benefit obligation is December 31. In 2014, the Company announced the elimination of postretirement medical benefit coverage for all retirees (see Note 18, "Employee Retirement Plans," for further details on the plan termination and financial statement impacts).

In addition, as a result of the acquisition of World Color Press, the Company participated in multiemployer pension plans ("MEPPs"). Due to the significant underfunded status of the MEPPs, the Company has withdrawn from all significant MEPPs and replaced these union sponsored "promise to pay in the future" defined benefit plans with a Company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics employees. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the purchase price allocation process based on information received from the MEPPs trustees. The estimated withdrawal liability will be updated as new withdrawal liability projections are provided from each plan's trustees until the final withdrawal liability is determined and paid. The exact amount of its withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and timing of any triggering events and the funded status of the plans at that time. See Note 18, "Employee Retirement Plans," for further discussion.

Stock-Based Compensation—The Company recognizes stock-based compensation expense over the vesting period for all stock-based awards made to employees and directors based on the fair value of the instrument at the time of grant. See Note 20, "Equity Incentive Programs," for further discussion.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of unrecognized actuarial gains and losses and prior service costs for pension and postretirement plans and foreign currency translation adjustments and is presented in the consolidated statements of redeemable equity, common stock and other equity and noncontrolling interests. See Note 22, "Accumulated Other Comprehensive Income (Loss)," for further discussion.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Supplemental Cash Flow Information—Certain supplemental cash flow information related to the Company consists of the following at December 31, 2014, 2013 and 2012:

	2014	2013	2012
Interest paid, net of amounts capitalized	$80.8	$74.2	$75.5
Income taxes paid (refunded)	3.5	22.9	(34.5)
Non-cash investing and financing activities:
Capital lease additions (see Note 14)	2.9	—	—
Leased equipment purchased through term loan (see Note 13)	—	12.8	—
Acquisitions of businesses (see Note 2):
Fair value of assets acquired, net of cash	$171.1	$389.9	$8.7
Liabilities assumed	(66.6)	(74.1)	(2.1)
Goodwill	5.1	8.0	—
Deposit paid in 2012 related to Vertis acquisition	—	(25.9)	—
Deferred payment for Proteus and Transpak acquisition (see Note 2)	5.0	(6.0)	—
Deferred payment for UniGraphic acquisition (see Note 2)	(2.1)	—	—
Acquisition of businesses—net of cash acquired	$112.5	$291.9	$6.6

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed, including certain contingent liabilities, based on their fair values as of the May 30, 2014 acquisition date. The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$3.6
Accounts receivable	46.1
Other current assets	20.0
Property, plant and equipment	70.8
Identifiable intangible assets	4.7
Other long-term assets	7.5
Accounts payable and accrued liabilities	(36.0)
Other long-term liabilities	(16.7)
Preliminary purchase price	$100.0

The preliminary purchase price allocation and unaudited pro forma condensed combined financial information is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The final purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The valuation of the net assets acquired of $100.0 million was classified as Level 3 in the valuation hierarchy (see Note 16, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized over their estimated useful lives of six years.

2014 Anselmo L. Morvillo S.A. Investment

The Company invested an additional $6.5 million in Anselmo L. Morvillo S.A. ("Morvillo") in Argentina, which increased its ownership share in Morvillo from 85% to 100% during the year ended December 31, 2014. The Company historically consolidated the results of Morvillo into the Company's consolidated financial statements and presented the 15% portion of Morvillo's results not owned by the Company as noncontrolling interest. The Company will no longer present noncontrolling interest going forward as Morvillo's results are fully consolidated into the Company's consolidated financial statements.

2014 UniGraphic, Inc. Acquisition

The Company completed the acquisition of UniGraphic, Inc. ("UniGraphic"), a commercial and specialty printing company based in the Boston metro area, on February 5, 2014. UniGraphic offers commercial and specialty printing, in-store marketing, digital and fulfillment solutions for a wide variety of industries including arts and entertainment, education, financial, food, healthcare, mass media, pharmaceutical and retail. The net purchase price of $11.2 million for UniGraphic includes $9.1 million of net cash paid during the year ended December 31, 2014, and an estimated $2.1 million of future cash payments related to the acquisition. Identifiable customer relationship intangible assets of $7.2 million have been recorded through the preliminary purchase price allocation and will be amortized over their estimated useful lives of six years. The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The final purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. UniGraphic's operations are included in the United States Print and Related Services segment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

2013 Proteus Packaging and Transpak Corporation Acquisitions

The Company completed the acquisition of Wisconsin-based Proteus Packaging ("Proteus") as well as its sister company Transpak Corporation ("Transpak"), on December 18, 2013, for $48.7 million. Payments of $43.1 million were made on December 18, 2013, upon the completion of the acquisition. During 2014, $5.0 million was paid, leaving $0.6 million of estimated future cash payments related to the acquisition.

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

This acquisition was accounted for using the acquisition method of accounting under GAAP. The Company recorded the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the December 18, 2013 acquisition date. Goodwill resulting from this acquisition, which is deductible for tax purposes, has been recorded within the United States Print and Related Services segment based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The final purchase price allocation is as follows:

Purchase Price Allocation
Accounts receivable	$4.4
Other current assets	5.6
Property, plant and equipment	16.5
Identifiable intangible assets	14.7
Accounts payable and accrued liabilities	(3.9)
Other long-term liabilities	(1.7)
Goodwill	13.1
Purchase price	$48.7

The purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $48.7 million was classified as Level 3 in the valuation hierarchy (see Note 16, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized on a straight-line basis over their estimated useful lives of six years. Proteus' and Transpak's operations are included in the United States Print and Related Services segment.

2013 Novia CareClinics, LLC Acquisition

The Company completed the acquisition of Novia CareClinics, LLC ("Novia"), an Indianapolis, Indiana healthcare solutions company, on November 7, 2013 for $13.3 million. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Identifiable customer relationships of $13.5 million have been recorded through the final purchase price allocation. Identifiable customer relationship intangible assets are amortized over their estimated useful lives of six years. The final purchase price allocation was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuations of the net assets acquired of $13.3 million was classified as Level 3 in the valuation hierarchy (see Note 16, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Novia's operations are included in the United States Print and Related Services segment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

2013 Vertis Holdings, Inc. Acquisition

The Company completed the acquisition of substantially all of the assets of Vertis Holdings, Inc. ("Vertis") on January 16, 2013 for $265.4 million, pursuant to the terms of the Asset Purchase Agreement ("Asset Agreement"). Vertis was a leading provider of retail inserts, direct marketing and in-store marketing solutions. The acquisition of Vertis enhanced the Company's position as a leader in the production of retail inserts, direct marketing and in-store marketing solutions that the Company can provide to its clients and enhanced its integrated offerings. The purchase of Vertis was accounted for using the acquisition method of accounting under GAAP. The Company did not acquire certain assets and assume certain liabilities of Vertis and its subsidiaries in this asset acquisition, including, among other liabilities, their underfunded pension and postretirement obligations. The Company used cash on hand and borrowings under its revolving credit facility to finance the acquisition.

In October 2012, the Company made a $25.9 million deposit to be held in escrow, in accordance with the terms of the Asset Agreement. As of December 31, 2012, the deposit was classified in prepaid expenses and other current assets in the consolidated balance sheets. This deposit was applied to the purchase price upon the January 16, 2013 consummation of the acquisition.

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

The purchase price allocation and unaudited pro forma condensed consolidated financial information is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $265.4 million was classified as Level 3 in the valuation hierarchy (see Note 16, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Identifiable customer relationship intangible assets are amortized on a straight-line basis over their estimated useful lives of six years.

2012 Manipal Technologies Limited Strategic Partnership

The Company entered into a strategic partnership with India-based Manipal Technologies Limited ("ManipalTech") on March 28, 2012, whereby Quad/Graphics paid $18.1 million for a minority equity ownership interest in ManipalTech. ManipalTech is one of India's largest providers of printing services and supports clients' marketing, branding and communication needs through print services and technology solutions. The Company's investment in ManipalTech is accounted for as a cost method investment and is recorded within other long-term assets in the consolidated balance sheets.

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

	Year Ended December 31,
	2014	2013	2012
	(pro forma)	(pro forma)	(pro forma)
Pro forma net sales	$5,007.6	$5,233.2	$5,166.7
Pro forma net earnings from continuing operations attributable to common shareholders	17.8	40.9	59.0
Pro forma diluted earnings per share from continuing operations attributable to common shareholders	0.36	0.83	1.18

Note 3. Discontinued Operations

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

In connection with the acquisition of Transcontinental's Mexican operations, the definitive agreement required the Company to deposit 50.0 million Canadian dollars with Transcontinental until the Canadian operations sale was completed. The Company elected to hedge the foreign currency exchange rate exposure related to the 50.0 million Canadian dollar deposit by entering into short-term foreign currency forward exchange contracts. The Company hedged this foreign currency exposure until the March 1, 2012, sale of Canadian net assets and refund of the 50.0 million Canadian dollar deposit occurred. During the year ended December 31, 2012, $1.6 million of realized mark-to-market losses on the derivative contracts were offset by $1.6 million of transaction gains on translation of the foreign currency denominated deposit within selling, general and administrative expenses. The fair value determination of the foreign currency forward exchange contracts was categorized as Level 2 in the fair value hierarchy (see Note 16, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

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

As the sale of the Canadian operations was completed on March 1, 2012, there were no results of operations of the Canadian operations for the years ended December 31, 2014 and 2013. The following table summarizes the results of operations of the Canadian operations, which are included in the loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2012:

Year Ended
December 31, 2012
Total net sales	$32.2

Loss from discontinued operations before income taxes	(3.2)
Income tax expense	—
Loss from discontinued operations, net of tax	$(3.2)

Prior to the March 1, 2012 closing, the Company continued to execute restructuring events related to plant closures, workforce reductions and other restructuring initiatives, as well as transaction costs related to the sale of the Canadian operations. Due to these initiatives, the Company has recognized $1.7 million in restructuring, impairment and transaction-related costs for the year ended December 31, 2012 within discontinued operations in the consolidated statements of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 4. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the years ended December 31, 2014, 2013 and 2012 as follows:

	2014	2013	2012
Employee termination charges	$30.6	$15.7	$27.2
Impairment charges	14.4	21.8	23.0
Transaction-related charges	2.6	4.0	4.1
Integration costs	11.2	25.2	44.6
Other restructuring charges	8.5	28.6	19.4
Total	$67.3	$95.3	$118.3

The costs related to these activities have been recorded on the consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 23, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. Since 2010, the Company has announced a total of 25 plant closures and has reduced headcount by approximately 8,300.

During the year ended December 31, 2014, the Company announced the closures of the Atlanta, Georgia; Dickson, Tennessee; Marengo, Iowa; Pomona, California; St. Cloud, Minnesota; and Woodstock, Illinois plants. As a result of these and other restructuring programs, the Company recorded the following charges for the year ended December 31, 2014:

•
Employee termination charges of $30.6 million were recorded by the Company during the year ended December 31, 2014. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $11.2 million were recorded by the Company during the year ended December 31, 2014. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

•
Other restructuring charges of $8.5 million were recorded by the Company during the year ended December 31, 2014, which consisted of: (1) $7.7 million of vacant facility carrying costs, (2) $2.4 million of legal fees, (3) $1.8 million of equipment and infrastructure removal costs from closed plants and (4) $1.5 million of lease exit charges. Other restructuring charges are presented net of a $4.9 million gain from the termination of the postretirement medical benefit plan (see Note 18, "Employee Retirement Plans," for further details on the postretirement medical benefit plan termination).

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Impairment Charges

The Company recognized impairment charges of $14.4 million during the year ended December 31, 2014, consisting of (1) $8.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; Mexico City, Mexico; Pomona, California; and St. Cloud, Minnesota, as well as other capacity reduction restructuring initiatives and (2) $6.4 million of land and building impairment charges primarily related to the Bristol, Pennsylvania and Dickson, Tennessee plant closures.

The Company recognized impairment charges of $21.8 million during the year ended December 31, 2013, consisting of (1) $11.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives and (2) $10.1 million of land and building impairment charges primarily related to the Corinth, Mississippi; Marengo, Iowa and Mexico City, Mexico plant closures.

The Company recognized impairment charges of $23.0 million during the year ended December 31, 2012, consisting of (1) $13.1 million of land and building impairment charges primarily related to the Limerick, Ireland; Mt. Morris, Illinois; Pila, Poland; Richmond, Virginia and Stillwater, Oklahoma plant closures and (2) $9.9 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Jonesboro, Arkansas; Mexico City, Mexico; Pila, Poland and Stillwater, Oklahoma, as well as other capacity reduction restructuring initiatives.

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 16, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. These assets were adjusted to their estimated fair values at the time of impairment.

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $2.6 million during the year ended December 31, 2014, which primarily includes professional service fees for the acquisitions of Brown Printing and UniGraphic. The Company recognized transaction-related charges of $4.0 million during the year ended December 31, 2013, which primarily includes professional service fees for the acquisitions of Vertis, Proteus and Transpak. The Company recognized transaction-related charges of $4.1 million during the year ended December 31, 2012, which primarily includes professional service fees for the acquisition of Vertis and the business exchange transaction with Transcontinental. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the years ended December 31, 2014 and 2013 was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at January 1, 2013	$6.1	$—	$0.9	$3.5	$22.8	$33.3
Expense from continuing operations	15.7	21.8	4.0	25.2	28.6	95.3
Cash payments	(17.0)	—	(4.7)	(25.0)	(33.2)	(79.9)
Non-cash adjustments	—	(21.8)	—	—	1.1	(20.7)
Balance at December 31, 2013	$4.8	$—	$0.2	$3.7	$19.3	$28.0
Expense from continuing operations	30.6	14.4	2.6	11.2	8.5	67.3
Cash payments	(25.1)	—	(2.3)	(11.6)	(19.9)	(58.9)
Non-cash adjustments	(0.3)	(14.4)	—	(1.5)	5.7	(10.5)
Balance at December 31, 2014	$10.0	$—	$0.5	$1.8	$13.6	$25.9

The Company's restructuring, impairment and transaction-related reserves at December 31, 2014 included a short-term and a long-term component. The short-term portion is comprised of $16.9 million included in accrued liabilities (see Note 10, "Accrued Liabilities") and $2.2 million included in accounts payable in the consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $6.8 million is included in other long-term liabilities (see Note 17, "Other Long-Term Liabilities") in the consolidated balance sheets, of which $6.1 million is classified in restructuring reserves and $0.7 million is classified in MEPPs withdrawal liability.

Note 5. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In the fourth quarter of 2014, the Company's financial reporting structure was changed to align with the launch of the Company's five primary strategic goals that support its objectives to transform the Company and drive performance through innovation discussed in the "Strategy" section of Part I, Item 1. "Business," of this Annual Report on Form 10-K. As a result, the Company re-evaluated the reporting units within the United States Print and Related Services operating segment and concluded that there are three reporting units as compared to one reporting unit in the prior year. The carrying value of goodwill in the Company's United States reporting unit was allocated based on the relative fair value of the Company's Core Print and Related Services, Specialty Print and Related Services and Other United States Products and Services businesses. Therefore, the Company completed its annual goodwill impairment assessment of the Core Print and Related Services, Specialty Print and Related Services, Other United States Products and Services, Latin America and European reporting units, which included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of October 31, 2014, the annual assessment date. The European reporting unit does not have goodwill associated with it. Impairment tests prior to that change were performed based on goodwill balances and cash flows under the previous reporting unit structure.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Fair value was determined using an equal weighting of both the income and market approaches, except for the Other United States Products and Services reporting unit for which only an income approach was used. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 16, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. Management concluded that no impairment existed as of October 31, 2014, because the estimated fair value of each of the Company's Core Print and Related Services, Specialty Print and Related Services, Other United States Products and Services, and Latin America reporting units exceeded the respective carrying amounts. The fair value of these reporting units exceed their respective carrying values by greater than ten percent. No additional indications of impairment have been identified between October 31, 2014, and December 31, 2014.

Goodwill at December 31, 2014 and 2013 did not include any accumulated impairment losses. No goodwill impairment was recorded during the years ended December 31, 2014, 2013 or 2012.

Activity impacting the Company's goodwill for the years ended December 31, 2014 and 2013 was as follows:

	United States Print and Related Services	International	Total
Balance at January 1, 2013	$738.2	$30.4	$768.6
Proteus and Transpak acquisitions (see Note 2)	8.0	—	8.0
Sale of business (see Note 9)	—	(0.5)	(0.5)
Translation adjustment	—	(3.0)	(3.0)
Balance at December 31, 2013	$746.2	$26.9	$773.1
Proteus and Transpak acquisitions (see Note 2)	5.1	—	5.1
Translation adjustment	—	(2.7)	(2.7)
Balance at December 31, 2014	$751.3	$24.2	$775.5

The components of other intangible assets at December 31, 2014 and 2013 were as follows:

	December 31, 2014				December 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	5	$5.1	$(3.8)	$1.3	5	$6.5	$(5.2)	$1.3
Customer relationships	6	445.1	(298.5)	146.6	6	444.9	(226.4)	218.5
Capitalized software	5	6.7	(6.3)	0.4	5	4.3	(3.6)	0.7
Acquired technology	5	6.7	(5.9)	0.8	5	7.3	(6.0)	1.3

Total finite-lived intangible assets		$463.6	$(314.5)	$149.1		$463.0	$(241.2)	$221.8

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The gross carrying amount and accumulated amortization within other intangible assets—net in the consolidated balance sheets at December 31, 2014 and 2013, differs from the value originally recorded at purchase due to the effects of currency fluctuations between the purchase date and December 31, 2014 and 2013.

Amortization expense for other intangible assets was $75.9 million, $70.3 million and $66.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2014:

Amortization Expense
2015	$75.0
2016	44.1
2017	11.6
2018	11.0
2019	6.9
2020	0.5
Total	$149.1

Note 6. Receivables

Transactions affecting the allowances for doubtful accounts during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Balance at beginning of year	$58.9	$70.8	$73.7
Acquisitions	—	—	0.2
Provisions	5.5	10.4	3.2
Write-offs	(9.9)	(15.4)	(6.8)
Divestitures	—	(6.4)	—
Translation and other	3.3	(0.5)	0.5
Balance at end of year	$57.8	$58.9	$70.8

Note 7. Inventories

The components of the Company's inventories at December 31, 2014 and 2013 were as follows:

	2014	2013
Raw materials and manufacturing supplies	$185.4	$174.9
Work in process	53.9	46.6
Finished goods	48.5	51.0
Total	$287.8	$272.5

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 8. Property, Plant and Equipment

The components of the Company's property, plant and equipment at December 31, 2014 and 2013 were as follows:

	2014	2013
Land	$143.4	$145.8
Buildings	959.6	937.8
Machinery and equipment	3,600.7	3,509.9
Other(1)	229.4	213.1
Construction in progress	40.1	32.6
Property, plant and equipment—gross	$4,973.2	$4,839.2
Less: accumulated depreciation	(3,117.7)	(2,913.7)
Property, plant and equipment—net	$1,855.5	$1,925.5
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

Property, plant and equipment increased $70.8 million during the year ended December 31, 2014, related to the Brown Printing acquisition (see Note 2, "Acquisitions and Strategic Investments" for further discussion on the acquisition of Brown Printing).

The Company recorded impairment charges of $14.4 million, $21.8 million and $23.0 million during the years ended December 31, 2014, 2013 and 2012, respectively, to reduce the carrying amounts of certain land, buildings and machinery and equipment no longer utilized in production to fair value (see Note 4, "Restructuring, Impairment and Transaction-Related Charges" for further discussion on impairment charges).

The Company recognized depreciation expense of $260.5 million, $270.2 million and $272.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Assets Held for Sale

Certain closed facilities are considered held for sale. The net book value of the assets held for sale was $1.8 million and $5.6 million as of December 31, 2014 and 2013, respectively. These assets were valued at their fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 16, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the consolidated balance sheets.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

On January 1, 2013, the Company sold 100% of its ownership interest in two wholly-owned Brazilian entities (Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A.) to Plural for a purchase price of $5.5 million (recorded in receivables in the Company's consolidated balance sheet as of December 31, 2013). Quad/Graphics retained ownership of the land and building, which are leased to Plural. During the year ended December 31, 2013, the Company recorded a $2.8 million gain on the sale within selling, general and administrative expenses in the Company's consolidated statements of operations. As a result of the sale to Plural, the Company no longer controls these entities (the Company now owns 49% of these entities through its ownership interest in Plural), and thus the assets and liabilities of the entities sold have been deconsolidated in accordance with GAAP. Since the sale to Plural, the Company's ownership interest in the results of operations of these entities are included in equity in earnings (loss) of unconsolidated entities in the consolidated statements of operations.

The Company's equity earnings of Plural's and Chile's operations are recorded in the line item entitled equity in earnings (loss) of unconsolidated entities in the Company's consolidated statements of operations, and is included within the International segment.

The combined condensed balance sheets for Plural and Chile at December 31, 2014 and 2013 are presented below:

	2014	2013
Current assets	$77.9	$94.9
Long-term assets	71.1	92.9
Total assets	$149.0	$187.8

Current liabilities	$64.4	$75.0
Long-term liabilities	10.9	18.1
Total liabilities	$75.3	$93.1

The combined condensed statements of operations for Plural and Chile for the years ended December 31, 2014, 2013 and 2012 are presented below:

	2014	2013	2012
Net sales	$195.8	$221.2	$200.8
Operating income (loss)	(3.6)	(0.7)	9.0
Net earnings (loss)	(5.2)	(3.9)	4.2

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 10. Accrued Liabilities

The components of the Company's accrued liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
Employee-related liabilities	$191.3	$174.1
Restructuring liabilities	16.9	15.1
Tax liabilities	40.1	46.3
Interest and rent liabilities	13.5	14.0
Other	96.3	101.2
Total	$358.1	$350.7

Employee-related liabilities consist primarily of payroll, bonus and profit sharing, vacation, health, workers' compensation and pension obligations.

Note 11. Commitments and Contingencies

Commitments

The Company had firm commitments of $41.1 million to purchase press and finishing equipment.

Litigation

The Company is named as a defendant in various lawsuits in which claims are asserted against the Company in the normal course of business. The liabilities, if any, which ultimately result from such lawsuits are not expected by management to have a material impact on the consolidated financial statements of the Company.

Environmental Reserves

The Company is subject to various laws, regulations and government policies relating to health and safety, to the generation, storage, transportation, and disposal of hazardous substances, and to environment protection in general. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such reserves are adjusted as new information develops or as circumstances change. The environmental reserves are not discounted. The Company believes it is in compliance with such laws, regulations and government policies in all material respects. Furthermore, the Company does not anticipate that maintaining compliance with such environmental statutes will have a material impact upon the Company's competitive or consolidated financial position.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.4 million and $2.5 million of such recorded claims have yet to be paid as of December 31, 2014, and December 31, 2013, respectively, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the consolidated balance sheets.

With respect to unsecured claims held by creditors of the operating subsidiary debtors of Quebecor World (USA) Inc. (the "Class 3 Claims"), each allowed Class 3 Claim will be entitled to receive an unsecured note in an equaling 50% of such creditor's allowed Class 3 Claim, provided, however, that the aggregate principal amount of all such unsecured notes cannot exceed $75.0 million. Each allowed Class 3 Claim will also receive accrued interest and a 5% prepayment redemption premium thereon (the total aggregate maximum principal, interest and prepayment redemption premium for all Class 3 Claims is $89.2 million). In connection with the World Color Press acquisition, the Company was required to deposit the maximum potential payout to the Class 3 Claim creditors of $89.2 million with a trustee, and that amount will remain with the trustee until either (1) it is paid to a creditor for an allowed Class 3 Claim or (2) excess amounts not required for Class 3 Claim payments will revert to the Company.

In the year ended December 31, 2014, $8.0 million was paid to Class 3 Claim creditors. The Company also received a refund of $18.9 million of restricted cash for the year ended December 31, 2014, as the restriction was released for amounts no longer required to be held in deposit for Class 3 Claims. At December 31, 2014, $29.1 million of the maximum potential payout to the Class 3 Claim creditors remains and is classified as restricted cash in the consolidated balance sheets. Based on the Company's analysis of the outstanding claims, the Company has a liability of $9.0 million at December 31, 2014, classified as unsecured notes to be issued in the consolidated balance sheets. Activity impacting the Company's restricted cash and unsecured notes to be issued for the year ended December 31, 2014 and 2013 was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at January 1, 2013	$60.5	$23.8
Class 3 claim payments during 2013	(4.5)	(4.5)
Non-cash adjustments	—	(1.3)
Balance at December 31, 2013	$56.0	$18.0
Class 3 claim payments during 2014	(8.0)	(8.0)
Restricted cash refunded to Quad/Graphics	(18.9)	—
Non-cash adjustments	—	(1.0)
Balance at December 31, 2014	$29.1	$9.0

The components of the Company's restricted cash at December 31, 2014 and December 31, 2013, were as follows:

	December 31, 2014	December 31, 2013
Defeasance of unsecured notes to be issued	$29.1	$56.0
Other	2.1	—
Total restricted cash	$31.2	$56.0
Less: short-term restricted cash	31.2	4.5
Long-term restricted cash	$—	$51.5

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the U.S. Bankruptcy Court. Therefore, payments for amounts owing in satisfaction of bankruptcy claims could be materially higher than the amounts accrued on the consolidated balance sheets, which would require additional cash payments to be made and expense to be recorded for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could exceed current estimates, which would require additional expense to be recorded. The Company has resolved the majority of claims since acquiring World Color Press in 2010, but the ultimate timing for completion of the bankruptcy process depends on the resolution of the remaining claims.

Note 13. Debt

Long-term debt consisted of the following as of December 31, 2014 and 2013:

	Weighted Average Interest Rate	2014	2013
Master note and security agreement(1)	7.55%	$316.6	$490.2
Term loan A—$450.0 million due April 2019(2)	2.32%	438.8	—
Term loan A—$450.0 million due July 2017(3)		—	416.3
Term loan B—$300.0 million due April 2021(2)	4.25%	295.8	—
Term loan B—$200.0 million due July 2018(3)		—	194.8
Revolving credit facility—$850.0 million due April 2019(2)	2.30%	43.9	—
Revolving credit facility—$850.0 million due July 2017(3)		—	209.8
Senior unsecured notes—$300.0 million due May 2022(2)	7.00%	300.0	—
International term loan—$68.9 million(4)		—	58.2
International revolving credit facility—$14.3 million(4)	2.65%	0.2	2.3
Equipment term loans(5)	4.75%	13.3	16.4
Other	20.41%	3.1	5.3
Total debt		$1,411.7	$1,393.3
Less: short-term debt and current portion of long-term debt		(92.0)	(127.6)
Long-term debt		$1,319.7	$1,265.7
______________________________

(1)
These senior notes have a weighted-average interest rate of 7.55%, which is fixed to maturity, with interest payable semiannually. Principal payments commenced September 1997 and extend through April 2031 in various tranches. The notes are collateralized by certain United States land, buildings and press and finishing equipment under the terms of the master note and security agreement.

The Company redeemed $108.8 million of its senior notes under the master note and security agreement for $109.6 million on October 10, 2014, resulting in a $0.8 million loss plus applicable transaction fees of $0.2 million for a total of $1.0 million included in loss on debt extinguishment in the consolidated statements of operations. The Company used its revolving credit facility to effect the redemption. This redemption was primarily completed to reduce interest expense based on the then current London Interbank Offered Rate ("LIBOR") rates.

The Company and certain of its subsidiaries entered into a fourth amendment to the master note and security agreement on November 24, 2014. The amendment, among other things, amended the financial covenants by removing the consolidated net worth requirement (removed for all periods after December 31, 2014) and the fixed charge coverage ratio, as well as adding a minimum interest coverage ratio, a maximum total leverage ratio and a maximum senior secured leverage ratio. These

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

amendments align the financial covenants in the master note and security agreement more closely with the financial covenants in the Senior Secured Credit Facility discussed in further detail in (2).

(2)
The Company completed its $1.9 billion debt financing arrangements on April 28, 2014, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with a $1.6 billion senior secured credit facility (the "Senior Secured Credit Facility") and the issuance of $300.0 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022 (the "Senior Unsecured Notes"). The Senior Secured Credit Facility and the Senior Unsecured Notes were entered into to extend and stagger the Company's debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals. The proceeds from the Senior Secured Credit Facility and Senior Unsecured Notes were used to: (a) repay the Company's previous revolving credit facility, Term Loan A, Term Loan B and the international term loan, (b) fund the acquisition of Brown Printing and (c) for general corporate purposes.

The Senior Secured Credit Facility consists of three different loan facilities. The first facility is a revolving credit facility in the amount of $850.0 million with a term of five years maturing on April 27, 2019. The second facility is a Term Loan A in the aggregate amount of $450.0 million with a term of five years maturing on April 27, 2019, subject to certain required amortization. The third facility is a Term Loan B in the amount of $300.0 million with a term of seven years maturing on April 27, 2021, subject to certain required amortization. At December 31, 2014, the Company had borrowings of $43.9 million on the revolving credit facility, as well as $52.0 million of issued letters of credit, leaving $754.1 million available for future borrowings.

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

The Company entered into an amendment to the Senior Secured Credit Facility on December 18, 2014, which eliminated the "net debt" concept from the calculation of the total leverage ratio and the senior secured leverage ratio and provides for the elimination of the consolidated net worth covenant (removed for all periods after December 31, 2014).

The Company received $294.8 million in net proceeds from the sale of the Senior Unsecured Notes, after deducting the initial purchasers' discounts and commissions. The Senior Unsecured Notes bear interest at 7.0% and interest is payable semi-annually. The Senior Unsecured Notes are due May 1, 2022. Each of the Company's existing and future domestic subsidiaries that is a borrower or guarantees indebtedness under the Company's Senior Secured Credit Facility or that guarantees certain of the Company's other indebtedness or indebtedness of the Company's restricted subsidiaries (other than intercompany indebtedness) fully and unconditionally guarantee or, in the case of future subsidiaries, will guarantee, on a joint and several basis, the Senior Unsecured Notes (the "Guarantor Subsidiaries"). All of the current Guarantor Subsidiaries are 100% owned by the Company. Guarantor Subsidiaries will be automatically released from these guarantees upon the occurrence of certain events, including (a) the designation of any of the Guarantor Subsidiaries as an unrestricted subsidiary; (b) the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Unsecured Notes by any of the Guarantor Subsidiaries; or (c) the sale or disposition, including the sale of substantially all the assets, of any of the Guarantor Subsidiaries.

(3)
The Company's former $1.5 billion debt financing agreement (which included the revolving credit facility in the amount of $850.0 million, the Term Loan A in the aggregate amount of $450.0 million, and the Term Loan B in the amount of $200.0 million) was replaced with the Senior Secured Credit Facility discussed in further detail in (2).

(4)
Debt related to the Company's international operations was refinanced on December 16, 2008 by entering into a secured credit agreement ("Facilities Agreement"). The Facilities Agreement includes a Euro denominated term loan and a multicurrency revolving credit facility. The Euro denominated term loan was repaid as part of the $1.9 billion debt financing arrangements discussed in further detail in (2). The multicurrency revolving credit facility used for financing working capital and general business needs, was renewed in 2014 and will expire on September 30, 2015. At December 31, 2014, the Company's international operations had borrowings of $0.2 million under the multicurrency revolving credit facility, leaving $14.1 million available for future borrowing. The terms of the Facilities Agreement include certain financial covenants, a guarantee of the Facilities Agreement by the Company and a security agreement that includes collateralizing substantially all of the Quad/

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Winkowski assets. The facilities bear interest at the aggregate of the Warsaw Interbank Offered Rate ("WIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and margin.

(5)
The Company refinanced certain equipment leases during 2013 with $17.1 million in equipment term loans secured by the formerly leased equipment. The equipment term loans bear interest at a fixed rate of 4.75%, require quarterly payments and have five year terms expiring during 2018. The purchase of these assets resulted in $12.8 million of non-cash investing and financing activities, which represents the $17.1 million in equipment term loans net of $4.3 million of eliminated capital lease obligations (see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for the required supplemental cash flow information).

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.3 billion and $1.4 billion at December 31, 2014 and 2013, respectively. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 16, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs). As of December 31, 2014, approximately $3.0 billion of the Company's assets were pledged as security under various loans and other agreements.

Debt Issuance Costs and Original Issue Discount

The Company incurred $14.3 million in debt issuance costs in conjunction with the $1.9 billion debt financing arrangement completed on April 28, 2014. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, of the $14.3 million in new debt issuance costs, $11.0 million was capitalized and is classified as other long-term assets in the consolidated balance sheets and $3.3 million was expensed and is classified as loss on debt extinguishment in the consolidated statements of operations. In addition, a new original issue discount of $3.0 million related to Term Loan B of the Senior Secured Credit Facility was classified as a reduction of long-term debt in the consolidated balance sheets.

The Company incurred $1.0 million in debt issuance costs in conjunction with the redemption of $108.8 million of its senior notes under the master note and security agreement on October 10, 2014. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, the $1.0 million was expensed and is classified as loss on debt extinguishment in the consolidated statements of operations.

The Company incurred $1.2 million in debt issuance costs in conjunction with the amendment to the master note and security agreement on November 24, 2014. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, of the $1.2 million in new debt issuance costs, $1.0 million was capitalized and is classified as other long-term assets in the consolidated balance sheets and $0.2 million was expensed and is classified as loss on debt extinguishment in the consolidated statements of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The loss on debt extinguishment recorded in the consolidated statements of operations for the year ended December 31, 2014, was comprised of the following:

Loss on Debt Extinguishment
Debt issuance costs:
Loss on debt extinguishment from July 26, 2011 $1.5 billion debt financing arrangement fees that were previously capitalized	$2.1
Debt issuance costs from April 28, 2014 $1.9 billion debt financing arrangement	3.3
Loss on debt extinguishment from October 10, 2014 partial redemption of senior notes under master note and security agreement	1.0
Loss on debt extinguishment from November 24, 2014 amendment to master note and security agreement	0.2
Original issue discount:
Original issue discount from July 26, 2011 $1.5 billion debt financing arrangement	0.6
Total	$7.2

Activity impacting the Company's capitalized debt issuance costs for the years ended December 31, 2014 and 2013, was as follows:

Capitalized Debt Issuance Costs
Balance at January 1, 2013	$17.9
Amortization	(4.0)
Balance at December 31, 2013	$13.9
Capitalized debt issuance costs from April 28, 2014 $1.9 billion debt financing arrangement	11.0
Loss on debt extinguishment from July 26, 2011 $1.5 billion debt financing arrangement fees that were previously capitalized	(2.1)
Capitalized debt issuance costs from November 24, 2014 amendment to master note and security agreement	1.0
Amortization of debt issuance costs	(3.8)
Balance at December 31, 2014	$20.0

Activity impacting the Company's original issue discount for the years ended December 31, 2014 and 2013, was as follows:

Original Issue Discount
Balance at January 1, 2013	$0.8
Amortization	(0.1)
Balance at December 31, 2013	$0.7
Original issue discount from April 28, 2014 $1.9 billion debt financing arrangement	3.0
Loss on debt extinguishment from July 26, 2011 $1.5 billion debt financing arrangement	(0.6)
Amortization of original issue discount	(0.4)
Balance at December 31, 2014	$2.7

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Amortization expense for debt issuance costs was $3.8 million, $4.0 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for original issue discount was $0.4 million, $0.1 million and $0.1 million for the three years ended December 31, 2014, 2013 and 2012, respectively. The debt issuance costs and original issue discount are being amortized on a straight-line basis over the five, seven and eight year lives of the related debt instruments.

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2014:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended December 31, 2014, the Company's total leverage ratio was 2.57 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2014, the Company's senior secured leverage ratio was 2.04 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended December 31, 2014, the Company's minimum interest coverage ratio was 5.89 to 1.00).

•
Consolidated Net Worth. As of December 31, 2014, the Company's consolidated net worth must be at least $802.4 million (as of December 31, 2014, the Company's consolidated net worth under the most restrictive covenant per the various debt agreements was $1.08 billion). This covenant will be removed for all periods after December 31, 2014, due to the recent debt agreement amendments.

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

Estimated Principal Payments

Approximate annual principal amounts due on long-term debt are as follows during the years ending December 31:

2015	$92.0
2016	94.6
2017	82.1
2018	89.4
2019	364.6
2020	34.4
2021 – 2025	634.8
2026 – 2030	18.8
2031	1.0
Total	$1,411.7

Note 14. Lease Obligations

The Company entered into various master lease agreements for press and finishing equipment. These leases provide the Company with options to purchase the related equipment at the termination value, as defined, and at various early buyout dates during the term of the lease. These leases are accounted for as capital leases on the consolidated balance sheets.

Assets recorded under capital leases are as follows as of December 31, 2014 and 2013:

	2014	2013
Leased press and finishing equipment—gross	$37.1	$70.8
Less: accumulated depreciation	(26.2)	(62.0)
Leased presses and finishing equipment—net	$10.9	$8.8

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

At December 31, 2014, the future maturities of capitalized leases consisted of the following:

2015	$4.6
2016	4.1
2017	3.3
2018	1.3
2019	0.6
2020 and thereafter	0.9
Total minimum payments	$14.8
Less: amounts representing interest	(0.9)
Present value of minimum payments	$13.9
Less: current portion	(4.2)
Long-term capital lease obligations	$9.7

The Company has various operating lease agreements. Future minimum rental commitments under non-cancelable leases are as follows:

2015	$41.2
2016	34.3
2017	27.3
2018	21.1
2019	15.1
2020 and thereafter	34.7
Total	$173.7

Rent expense under these operating lease agreements totaled $39.6 million, $36.9 million and $33.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Note 15. Income Taxes

Income taxes have been based on the following components of earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
U.S.	$57.4	$83.0	$69.1
Foreign	(16.2)	(26.3)	(46.6)
Total	$41.2	$56.7	$22.5

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The components of income tax expense (benefit) consists of the following for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Federal:
Current	$(11.6)	$24.9	$(23.2)
Deferred	21.1	(7.8)	(4.2)
State:
Current	(0.9)	5.6	3.0
Deferred	1.3	(1.4)	(6.6)
Foreign:
Current	5.9	3.9	2.3
Deferred	4.4	(1.9)	(2.8)
Total income tax expense (benefit)	$20.2	$23.3	$(31.5)

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company's effective tax rate for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(4.5)	6.0	19.2
State taxes, net of federal benefit	(0.2)	4.3	3.6
Nondeductible transaction costs	0.6	0.3	3.0
Adjustment to valuation allowances	26.1	13.7	(3.7)
Adjustment of deferred tax liabilities	10.1	(1.8)	(14.0)
Loss from foreign branches	0.6	(5.8)	(30.8)
Domestic production activity deduction	(1.6)	(6.0)	(3.4)
Adjustment of uncertain tax positions(1)	(22.9)	1.9	(145.4)
Other	5.8	(6.5)	(3.6)
Effective income tax rate	49.0%	41.1%	(140.1)%
______________________________

(1)	During 2012, the Company settled pre-acquisition World Color Press income tax examinations with the Internal Revenue Service ("IRS") resulting in a $30.0 million income tax benefit.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Deferred Income Taxes

The significant deferred tax assets and liabilities as of December 31, 2014 and 2013, were as follows:

	2014	2013
Deferred tax assets:
Accrued liabilities	$24.4	$28.9
Accrued compensation	43.0	36.6
Allowance for doubtful accounts	18.7	19.8
Interest limitation	115.3	153.6
Pension, postretirement and workers compensation benefits	98.2	80.0
Net operating loss and other tax carryforwards	151.6	152.3
Other	24.8	24.7
Total deferred tax assets	476.0	495.9
Valuation allowance	(156.1)	(151.5)

Net deferred tax assets	$319.9	$344.4

Deferred tax liabilities:
Property, plant and equipment	$(359.0)	$(362.5)
Goodwill and intangible assets	(41.2)	(67.4)
Investment in U.S. subsidiaries	(240.9)	(245.1)
Other	(14.8)	(16.5)
Total deferred tax liabilities	(655.9)	(691.5)

Net deferred tax liabilities	$(336.0)	$(347.1)

The net deferred tax assets (liabilities) above are classified on the consolidated balance sheets at December 31, 2014 and 2013 as follows:

	2014	2013
Current net deferred tax asset	$48.4	$48.1
Non-current net deferred tax liability	(384.4)	(395.2)
Total	$(336.0)	$(347.1)

At December 31, 2014, the Company had foreign net operating loss carry forwards of $136.6 million and state net operating loss carry forwards of $679.2 million. Of the foreign net operating loss carry forwards, $41.9 million are available without expiration, while the remainder expire through 2034. The state net operating loss carry forwards expire in varying amounts through 2034. The Company also has $44.8 million of various state credit carry forwards, of which $30.9 million are available without expiration, while the remainder expire through 2029. At December 31, 2014, the Company has recorded a valuation allowance of $156.1 million against $55.3 million, $56.2 million and $44.6 million of federal, foreign and state deferred tax assets, respectively, that are not expected to be realized.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company considers its foreign earnings to be indefinitely invested. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of such subsidiaries at December 31, 2014, are not material.

Uncertain Tax Positions

The following table summarizes the activity of the Company's liability for unrecognized tax benefits at December 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance at beginning of period	$44.5	$46.5	$106.0
Additions due to acquisitions	—	—	22.9
Additions for tax positions of the current year	0.5	0.1	—
Additions for tax positions of prior years	2.4	0.7	15.2
Reductions for tax positions of prior years	(5.1)	(0.5)	(76.3)
Settlements during the period	(0.3)	(2.1)	(7.8)
Lapses of applicable statutes of limitations	(10.8)	(0.2)	(13.5)
Foreign exchange and other	(0.1)	—	—
Balance at end of period	$31.1	$44.5	$46.5

As of December 31, 2014, $31.1 million of unrecognized tax benefits would impact the Company's effective tax rate, if recognized. Of that amount, it is reasonably possible that $1.8 million of the total amount of unrecognized tax benefits will decrease within 12 months due to resolution of audits or statute expirations.

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

The Company classified interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The following table summarizes the Company's interest expense (income) related to tax uncertainties and penalties recognized during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Interest expense (income)	$0.8	$(1.0)	$(1.1)
Penalties recognized	—	(0.2)	—

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Accrued interest and penalties related to income tax uncertainties are reported as components of other current liabilities and other long-term liabilities on the consolidated balance sheets. The following table summarizes the Company's liabilities for accrued interest and penalties related to income tax uncertainties at December 31, 2014 and 2013:

	2014	2013
Accrued interest
Other current liabilities	$0.1	$0.1
Other long-term liabilities	4.8	4.0
Total accrued interest	$4.9	$4.1

Accrued penalties
Other current liabilities	$—	$—
Other long-term liabilities	0.5	0.5
Total accrued penalties	$0.5	$0.5

The Company has tax years from 2010 through 2014 that remain open and subject to examination by the IRS. Tax years from 2007 through 2014 remain open and subject to examination in the Company's various major state jurisdictions within the United States.

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

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of December 31, 2014.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of December 31, 2014 and 2013. See Note 13, "Debt," for further discussion on the fair value of the Company's debt and Note 18, "Employee Retirement Plans," for the details of Level 1 and Level 2 inputs related to Employee Retirement Plans.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2, "Acquisitions and Strategic Investments," for further discussion on acquisitions and Note 4, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets as of December 31, 2014 and 2013.

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

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the years ended December 31, 2014 and 2013, as the Company takes delivery in the normal course of business.

The Company settled the short-term foreign currency forward exchange contract to hedge exchange rate exposure on the 50.0 million Canadian dollars deposit related to the Transcontinental Mexico acquisition on March 1, 2012 (see Note 2, "Acquisitions and Strategic Investments"). There were no open foreign currency exchange contracts as of December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, there was no impact of hedge ineffectiveness on the consolidated statements of operations.

Note 17. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Single employer pension and postretirement obligations	$161.5	$109.2
Multiemployer pension plans – withdrawal liability	39.1	53.1
Tax-related liabilities	17.4	24.6
Employee-related liabilities	67.6	54.5
Restructuring reserve	6.1	8.5
Other	47.6	54.0
Total	$339.3	$303.9

Note 18. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics Diversified Plan is comprised of participant directed 401(k) contributions, Company match and profit sharing contributions, with total participant assets of $1.8 billion as of December 31, 2014. Company 401(k) matching contributions were $14.6 million, $13.2 million and $11.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Quad/Graphics Employee Stock Ownership Plan holds profit sharing contributions of Company stock, which are made at the discretion of the Company's Board of Directors. There were no profit sharing contributions for the years ended December 31, 2014, 2013 and 2012.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Defined Benefit Plans and Other Postretirement Benefit Plans

The Company assumed various funded and unfunded frozen pension plans for a portion of its full-time employees in the United States as part of the acquisition of World Color Press in 2010. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all qualified plans using actuarial cost methods and assumptions acceptable under government regulations. In addition to pension benefits, the Company has provided certain healthcare and life insurance benefits for some retired employees.

The components of the net periodic pension and postretirement benefit expense (income) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$0.3	$—	$—	$0.2
Interest cost	29.3	28.2	31.2	0.1	0.1	0.7
Expected return on plan assets	(34.4)	(30.2)	(27.2)	—	—	—
Amortization of prior service credit	—	—	—	(5.8)	(5.7)	(3.4)
Amortization of actuarial (gain) / loss	—	0.3	—	(0.3)	—	(0.1)
Net periodic benefit cost (income)	(5.1)	(1.7)	4.3	(6.0)	(5.6)	(2.6)
Curtailment/settlement (gain) / loss	—	(2.1)	0.1	—	—	(12.8)
Termination (gain) loss	—	—	—	(4.9)	—	—
Total expense (income)	$(5.1)	$(3.8)	$4.4	$(10.9)	$(5.6)	$(15.4)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The underfunded pension and postretirement obligations are calculated using generally accepted actuarial methods and are measured annually as of December 31. The following provides a reconciliation of the projected benefit obligation, fair value of plan assets and the funded status of the pension and postretirement plans as of December 31, 2014 and 2013:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Changes in benefit obligation
Projected benefit obligation, beginning of year	$635.2	$744.0	$4.0	$5.4
Service cost	—	—	—	—
Interest cost	29.3	28.2	0.1	0.1
Plan participants contributions	—	—	0.1	0.2
Plan termination	—	—	(3.7)	—
Actuarial (gain) / loss	104.1	(78.5)	—	(1.0)
Benefits paid	(57.3)	(58.5)	(0.5)	(0.7)
Projected benefit obligation, end of year	$711.3	$635.2	$—	$4.0

Changes in plan assets
Fair value of plan assets, beginning of year	$525.2	$458.9	$—	$—
Actual return on plan assets	44.4	84.3	—	—
Employer contributions	36.3	40.5	0.4	0.5
Plan participants contributions	—	—	0.1	0.2
Benefits paid	(57.3)	(58.5)	(0.5)	(0.7)
Fair value of plan assets, end of year	$548.6	$525.2	$—	$—

Funded status	$(162.7)	$(110.0)	$—	$(4.0)

Amounts recognized on the consolidated balance sheets as of December 31, 2014 and 2013 are as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Current liabilities	$(1.2)	$(4.0)	$—	$(0.8)
Noncurrent liabilities	(161.5)	(106.0)	—	(3.2)
Total amount recognized	$(162.7)	$(110.0)	$—	$(4.0)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table provides a reconciliation of the Company's accumulated other comprehensive income (loss) prior to any deferred tax effects at December 31, 2014 and 2013 are as follows:

	Pension Benefits	Postretirement Benefits
	Actuarial Gain / (Loss), net	Actuarial Gain / (Loss), net	Prior Service Credit/(Cost)	Total
Balance at January 1, 2013	$(80.2)	$(12.6)	$28.3	$15.7
Amount arising during the period	132.6	1.0	—	1.0
Amortization included in net earnings (loss)	0.3	—	(5.7)	(5.7)
Plan curtailments/settlements included in net earnings (loss)	(2.1)	—	—	—
Balance at December 31, 2013	$50.6	$(11.6)	$22.6	$11.0
Amount arising during the period	(95.2)	—	—	—
Amortization included in net earnings (loss)	—	(0.3)	(5.8)	(6.1)
Impact of plan termination included in net earnings (loss)	—	11.9	(16.8)	(4.9)
Balance at December 31, 2014	$(44.6)	$—	$—	$—

In 2014, the Company announced the elimination of postretirement medical benefit coverage for all retirees, which resulted in the reduction of plan obligations by $3.7 million and recognition of a termination gain of $4.9 million. The termination gain was recorded in restructuring, impairment and transaction-related charges in the consolidated statement of operations.

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

Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan assets are recognized as a component of net periodic benefit costs over the average remaining service period of a plan's active employees. Unrecognized prior service costs or credit are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan's active employees. No amortization of amounts in accumulated other comprehensive income (loss) is expected to be recognized as components of net periodic pension expense (income) in 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The weighted-average assumptions, separately for the pension and postretirement benefit plans, used to determine net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate (beginning of year rate)	4.8%	3.9%	4.7%	3.6%	2.8%	3.7%
Expected long-term return on plan assets	6.5%	6.5%	6.5%	N/A	N/A	N/A

The weighted-average assumptions, separately for the pension and postretirement benefit plans, used to determine benefit obligations at December 31, 2014 and 2013 were as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Discount rate (end of year rate)	3.9%	4.8%	N/A	3.6%

The Company determines its assumed discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

Estimated Company Contributions and Benefit Payments

In 2015, the Company expects to make cash contributions of $11.4 million to its qualified defined benefit pension plans and make estimated benefit payments of $1.2 million to its non-qualified defined benefit pension plans. The actual pension contributions may differ based on the funding calculations, and the Company may choose to make additional discretionary contributions. The estimated benefit payments may differ based on actual experience.

Estimated Future Benefit Payments by the Plans to or on behalf of Plan Participants

An estimate of the Plans' future benefit payments to be made from funded qualified plans and unfunded non-qualified plans to plan participants are as follows:

Pension Benefits
2015	$39.2
2016	38.4
2017	38.8
2018	39.4
2019	38.9
2020 – 2024	203.3
Thereafter	313.3
Total	$711.3

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Plan Assets and Investment Strategy

The Company follows a disciplined investment strategy, which provides diversification of investments by asset class, foreign currency, sector and company. The Pension Committee has approved investment policies for the different pension plans that establish long-term asset mix targets based on several factors including: historical returns achieved by worldwide investment markets, the time horizon of the pension plans' obligations and the investment risk. For each of the plans, an allocation range by asset class is developed whereby a mix of equity securities and debt securities are used to provide an appropriate risk-adjusted long-term return on plan assets. Third-party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies and investment returns and risks are monitored on an ongoing basis. Derivatives are used at certain times to hedge foreign currency exposure. Gains or losses on the derivatives are offset by a corresponding change in the value of the hedged assets. Derivatives are strictly used for hedging purposes and not speculative purposes.

The target allocations for plan assets on a weighted-average basis are 67% equity securities and 33% debt securities, including cash and cash equivalents. The actual asset allocation as of December 31, 2014, was approximately 66% equity securities and 34% debt securities. The actual asset allocation as of December 31, 2013, was approximately 67% equity securities and 33% debt securities. Equity investments are diversified by country, issuer and industry sector. Debt securities primarily consist of government bonds and corporate bonds from diversified industries.

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

The fair values of the Company's pension plan assets at December 31, 2014 and 2013 by asset category are as follows:

	December 31, 2014				December 31, 2013
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1.5	$1.5	$—	$—	$0.3	$0.3	$—	$—
Debt securities	187.6	—	187.6	—	171.5	—	171.5	—
Equity securities	359.5	105.4	254.1	—	353.4	122.9	230.5	—
Total	$548.6	$106.9	$441.7	$—	$525.2	$123.2	$402.0	$—

There are no Level 3 assets or liabilities as of December 31, 2014 and 2013.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2014:

Cash and cash equivalents. Carrying value approximates fair value and these assets are classified as Level 1.

Debt Securities. This category consists of bonds, short-term fixed income securities and fixed income pooled funds fair valued based on a compilation of primarily observable market information or broker quotes in over-the-counter markets and are classified as Level 2.

Equity Securities. This category consists of equity investments and equity pooled funds and these assets are classified as Level 1 and Level 2, respectively. The fair value of equity investments is based on quoted prices in

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

an active market. The fair value of the equity pooled funds is based on the funds' Net Asset Value ("NAV") established by the funds' administrator.

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

The Company has withdrawn from all significant MEPPs and replaced these union sponsored "promise to pay in the future" defined benefit plans with a Company sponsored "pay as you go" defined contribution plan. The two MEPPs, the Graphic Communications International Union - Employer Retirement Fund ("GCIU") and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund ("GCC"), are significantly underfunded, and will require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a $98.6 million estimated withdrawal liability based on information provided by each plan's trustee, as

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

part of the purchase price allocation for World Color Press. The Company is making required interim payments to the MEPPs for the Company's withdrawal liability from the GCIU and the GCC plans.

The GCIU Plan is a defined benefit plan that provides retirement benefits, total and permanent disability benefits, and pre-retirement death benefits for the participating union employees of the Company. The funded status of the GCIU Plan is classified as critical based on the GCIU Plan's 2014 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65% and is projected to have an accumulated funding deficit over the next four plan years. As a result, the GCIU Plan implemented a rehabilitation plan to improve the plan's funded status.

The GCC Plan is a defined benefit plan that provides retirement benefits, disability benefits, and early retirement benefits for the participating union employees of the Company. The funded status of the GCC Plan is classified as critical based on the GCC Plan's 2014 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65% and is projected to have an accumulated funding deficit over the next four plan years. As a result, the GCC Plan implemented a rehabilitation plan to improve the plan's funded status.

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The Company is in the process of determining the final withdrawal payment with both MEPPs' administrators, and is currently in arbitration proceedings with the MEPPs' trustees. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. During this process the Company has made monthly payments totaling $13.9 million, $14.4 million and $11.2 million for the years ended December 31, 2014, 2013, and 2012, respectively, as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators. As of December 31, 2014, the Company has reserved $59.0 million as its estimate of the total MEPPs withdrawal liability, of which $39.1 million is recorded in other long-term liabilities, $14.4 million is recorded in accrued liabilities and $5.5 million is recorded in unsecured notes to be issued in the consolidated balance sheets. This estimate may increase or decrease depending on the final agreement with the MEPPs' administrators.

Note 19. Earnings Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings per share attributable to Quad/Graphics common shareholders is computed as net earnings attributable to Quad/Graphics common shareholders less the allocation of participating securities, divided by the basic weighted average common shares outstanding of 47.5 million, 47.0 million and 46.8 million shares for the years ended December 31, 2014, 2013 and 2012, respectively. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity incentive instruments of 1.8 million, 1.6 million and 3.2 million of class A common shares were excluded from the computations of diluted net earnings per share for the years ended December 31, 2014, 2013 and 2012 respectively.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in the computation of earnings (loss) per share pursuant to the two-class method. The Company had no unvested participating securities as of December 31, 2014, as the stock options granted on November 18, 2011 became fully vested on November 18, 2014.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company's participating securities reduced basic and diluted earnings per share attributable to Quad/Graphics common shareholders by $0.01, $0.02 and $0.07 for the years ended December 31, 2014, 2013 and 2012, respectively.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, including the impact of discontinued operations, for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	2014	2013	2012
Numerator:
Net earnings from continuing operations	$18.3	$30.9	$56.3
Adjustments to net earnings from continuing operations
Net loss attributable to noncontrolling interests	0.3	1.6	0.3
Allocation to participating securities	(0.3)	(1.1)	(3.2)
Net earnings from continuing operations - adjusted	$18.3	$31.4	$53.4

Loss from discontinued operations, net of tax	$—	$—	$(3.2)
Adjustments to loss from discontinued operations, net of tax
Gain on disposal of discontinued operations, net of tax	—	—	34.0
Income from discontinued operations, net of tax	$—	$—	$30.8

Net earnings attributable to Quad/Graphics common shareholders	$18.6	$32.5	$87.4
Adjustments to net earnings attributable to Quad/Graphics common shareholders
Allocation to participating securities	(0.3)	(1.1)	(3.2)
Net earnings attributable to Quad/Graphics common shareholders - adjusted	$18.3	$31.4	$84.2

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.5	47.0	46.8
Plus: effect of dilutive equity incentive instruments	1.0	1.0	0.4
Diluted weighted average number of common shares outstanding for all classes of common shares	48.5	48.0	47.2

Earnings per share attributable to Quad/Graphics common shareholders:
Basic:
Continuing operations	$0.39	$0.67	$1.14
Discontinued operations	—	—	0.66
Earnings per share attributable to Quad/Graphics common shareholders	$0.39	$0.67	$1.80

Diluted:
Continuing operations	$0.38	$0.65	$1.13
Discontinued operations	—	—	0.65
Earnings per share attributable to Quad/Graphics common shareholders	$0.38	$0.65	$1.78

Cash dividends paid per common share for all classes of common shares	$1.20	$1.20	$3.00

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 20. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. The Omnibus Plan replaced the 1999 Nonqualified Stock Option Plan and the 1990 Stock Option Plan and, as of January 1, 2011, all equity grants are made from the Omnibus Plan. In May 2012 and 2013, an additional 3,571,652 and 2,000,000 shares, respectively, were authorized for issuance under the Omnibus Plan, making 7,871,652 shares of Class A stock authorized for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's board of directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A stock on the date of grant. As of December 31, 2014, there are 1,775,556 remaining shares authorized for issuance under the Omnibus Plan.

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

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $17.3 million, $18.6 million and $13.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was recorded in selling, general and administrative expenses in the consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of December 31, 2014, is estimated to be $18.1 million. Estimated future compensation expense is $10.9 million for 2015, $6.3 million for 2016, and $0.9 million for 2017.

Stock Options

On November 18, 2011, the Company announced that the Board of Directors had approved the termination of the outstanding stock options under the Company's 1990 Stock Option Plan and 1999 Nonqualified Stock Option Plan (the "409A Options"). In accordance with the authoritative literature for the termination and modification of stock options, as of December 31, 2011, the Company recorded a $20.0 million liability for the termination payment, which was based on the number of 409A Options held by the option holders, the Company's weighted volume adjusted stock price of $13.47 as of November 18, 2011, and the exercise price of the 409A Options. The termination payment was paid in December 2012.

The option holders were granted new options under the Omnibus Plan equal to the number of terminated 409A Options held by them. All of the new options were granted at an exercise price equal to or greater than the fair market value of $13.47 per share, and if the exercise price of an option holders' 409A Options was greater than $13.47, then the new options were issued at such greater price. Therefore, none of the new options were granted with an exercise price below fair market value and all of the new options were granted at an exercise price equal to or greater than the corresponding 409A Option that was canceled. As of November 18, 2014, the new options issued are all fully vested.

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

There were no stock options granted during the years ended December 31, 2014 and 2013. There were 448,154 stock options granted with a grant date weighted average fair value of $2.25 during the year ended December 31, 2012. Excluding the 3,571,652 new options granted on November 18, 2011, the fair market value of stock options is determined using the Black-Scholes-Merton option pricing module. The fair market value of stock options is determined using the following weighted average assumptions for the year ended December 31, 2012:

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

Compensation expense recognized related to stock options was $7.2 million, $10.8 million and $10.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total future compensation expense for all stock options granted as of December 31, 2014 to be recognized in 2015, is estimated to be $0.2 million.

The following table is a summary of the stock option activity for the year ended December 31, 2014:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2013	3,759,265	$20.82	5.8	$30.0
Granted	—	—
Exercised	(189,706)	14.08
Canceled/forfeited/expired	(91,579)	25.81
Outstanding at December 31, 2014	3,477,980	$21.05	4.7	$15.6

Exercisable at December 31, 2014	3,110,176	$20.86	4.5	$13.4

The intrinsic value of options exercisable as of December 31, 2014 and the intrinsic value of options outstanding at December 31, 2014 and 2013 is based on the fair value of the stock price. All outstanding options are either vested or expected to vest at December 31, 2014.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option exercises and vesting activity for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Total intrinsic value of stock options exercised	$1.5	$6.3	$—
Cash received from stock option exercises	2.7	7.2	0.1
Total grant date fair value of stock options vested	3.4	3.7	1.9

Net tax benefit on stock option activity, shown as tax benefit on equity award activity in the financing section of the consolidated statements of cash flows, were $0.8 million, $2.2 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table is a summary of PS and PSU award activity for the year ended December 31, 2014:

	Performance Shares			Performance Share Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2013	351,848	$20.39	2.0	16,208	$20.50	2.0
Granted	—	—		—	—
Vested	—	—		—	—
Forfeited	(8,280)	20.39		—	—
Nonvested at December 31, 2014	343,568	$20.39	1.2	16,208	$20.50	1.2

There were no PS or PSU awards granted during the year ended December 31, 2014. During the year ended December 31, 2013, PS awards of 389,930 shares and PSU awards of 16,208 units were granted at a weighted-average grant date fair value of $20.39 and $20.50, respectively. There were no PS or PSU awards granted during the year ended December 31, 2012. On the grant dates, the target number of shares ("target shares") was granted. During the performance period, the target shares will be earned or forfeited, and additional shares, up to the maximum number of shares, may be granted at the end of the performance period. The potential payouts for nonvested awards at December 31, 2014 range from zero to 719,552 PS or PSU awards, should certain performance targets be achieved. PS and PSU awards will vest on March 1, 2016, provided the holder of the share is continuously employed by the Company until the vesting date.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Compensation expense for awards granted are recognized based on the targeted payout of 100%, net of estimated forfeitures. Compensation expense recognized related to PS and PSUs was $2.2 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively. There was no compensation expense recognized related to PS and PSUs for the year ended December 31, 2012. Total future compensation expense for all PS and PSUs granted as of December 31, 2014 is estimated to be $2.8 million. Estimated future compensation expense is $2.4 million for 2015, and $0.4 million for 2016.

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

The following table is a summary of RS and RSU award activity for the year ended December 31, 2014:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2013	735,357	$20.88	1.4	49,673	$20.49	1.6
Granted	706,490	23.44		17,767	23.45
Vested	(99,405)	40.42		(4,394)	36.49
Forfeited	(30,898)	19.84		—	—
Nonvested at December 31, 2014	1,311,544	$20.80	1.5	63,046	$20.21	1.2

During the year ended December 31, 2014, RS awards of 706,490 shares and RSU awards of 17,767 units were granted at a weighted-average grant date fair value of $23.44 and $23.45, respectively. During the year ended December 31, 2013, RS awards of 408,146 shares and RSU awards of 32,671 units were granted at a weighted-average grant date fair value of $20.39 and $20.72, respectively. During the year ended December 31, 2012, RS awards of 310,651 shares and RSU awards of 15,760 units were granted at a weighted-average grant date fair value of $14.34. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Compensation expense recognized for RS and RSUs was $7.3 million, $4.8 million, and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total future compensation expense for all RS and RSUs granted as of December 31, 2014, is approximately $15.1 million. Estimated future compensation expense is $8.3 million for 2015, $5.9 million for 2016, and $0.9 million for 2017.

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the year ended December 31, 2014:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	79,096	$18.95
Granted	26,316	23.45
Dividend equivalents granted	5,392	22.24
Settled	—	—
Forfeited	—	—
Outstanding at December 31, 2014	110,804	$20.40

During the years ended December 31, 2014, 2013 and 2012 , DSUs of 26,316, 33,115 and 31,525 were granted at a weighted-average grant date fair value of $23.45, $20.39 and $14.34, respectively. The DSUs are fully vested on the grant date. Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Dividend equivalents were granted during the years ended December 31, 2014, 2013 and 2012 of 5,392, 3,529 and 7,440 units, respectively. Compensation expense recognized for DSUs was $0.6 million, $0.7 million, and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.
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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 21. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Issued Shares Classified as Common Stock	Total Issued Shares
Class A stock ($0.025 par value)	80.0
December 31, 2014		34.7	5.3	40.0	40.0
December 31, 2013		33.8	6.2	40.0	40.0
December 31, 2012		33.0	7.0	40.0	40.0

Class B stock ($0.025 par value)	80.0
December 31, 2014		14.2	0.8	15.0	15.0
December 31, 2013		14.2	0.8	15.0	15.0
December 31, 2012		14.2	0.8	15.0	15.0

Class C stock ($0.025 par value)	20.0
December 31, 2014		—	0.5	0.5	0.5
December 31, 2013		—	0.5	0.5	0.5
December 31, 2012		—	0.5	0.5	0.5

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

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at December 31, 2014, 2013 and 2012. The Company has no present plans to issue any preferred stock.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for class A, class B and class C common shares. The following table details the dividend activity related to the Company's then outstanding shares of class A, class B and class C common stock for the years ended December 31, 2014, 2013 and 2012:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2014
Q4 Dividend	November 5, 2014	December 8, 2014	December 19, 2014	$0.30
Q3 Dividend	August 5, 2014	September 8, 2014	September 19, 2014	0.30
Q2 Dividend	May 19, 2014	June 9, 2014	June 20, 2014	0.30
Q1 Dividend	February 26, 2014	March 12, 2014	March 21, 2014	0.30
2013
Q4 Dividend	November 5, 2013	December 9, 2013	December 20, 2013	$0.30
Q3 Dividend	August 6, 2013	September 9, 2013	September 20, 2013	0.30
Q2 Dividend	May 20, 2013	June 10, 2013	June 21, 2013	0.30
Q1 Dividend	March 4, 2013	March 18, 2013	March 29, 2013	0.30
2012
Q4 Special Dividend	December 14, 2012	December 24, 2012	December 28, 2012	$2.00
Q4 Dividend	November 7, 2012	December 3, 2012	December 14, 2012	0.25
Q3 Dividend	August 7, 2012	September 10, 2012	September 21, 2012	0.25
Q2 Dividend	May 9, 2012	June 11, 2012	June 22, 2012	0.25
Q1 Dividend	February 28, 2012	March 12, 2012	March 23, 2012	0.25

The Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock of which $91.8 million in authorized repurchases remain under the program as of December 31, 2014. The Company repurchased no shares during the years ended December 31, 2014, 2013 and 2012.

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

There is no redemption value of class C qualified employee retirement plan shares at December 31, 2014, 2013, and 2012. There is no redemption value of the class A common shares at December 31, 2014, 2013 and 2012 as there is now a readily tradable market.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Subsequent changes to the redemption value of the securities due to changes in stock valuation or dividend declarations are charged to retained earnings, while decreases in redemption value due to elimination of redemption features are credited to additional paid-in capital and retained earnings. During the year ended December 31, 2012, the balance of redeemable equity decreased by $3.5 million as a result of the conversion of all outstanding class C common shares into class A common shares. As such, information regarding the changes in redeemable equity for the year ended December 31, 2012 is provided in the table below:

	Class C Common Stock
	Shares	Redemption Value
Balance at January 1, 2012	0.3	$3.5
Cash dividends declared	—	(0.2)
Redeemable equity exchange	(0.3)	(4.3)
Increase in redemption value of redeemable equity	—	1.0
Balance at December 31, 2012	—	$—

Note 22. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2014 and 2013, were as follows:

	Foreign Currency Translation	Pension and Other Postretirement Benefit Liability	Total
Balance at January 1, 2013	$(20.7)	$(39.7)	$(60.4)
Other comprehensive loss before reclassifications	(20.2)	82.0	61.8
Amounts reclassified from accumulated other comprehensive income (loss) to net earnings (loss)	(2.4)	(4.6)	(7.0)
Net other comprehensive income (loss)	(22.6)	77.4	54.8
Balance at December 31, 2013	$(43.3)	$37.7	$(5.6)
Other comprehensive income before reclassifications	(45.4)	(58.7)	(104.1)
Amounts reclassified from accumulated other comprehensive income (loss) to net earnings	—	(6.9)	(6.9)
Net other comprehensive income (loss)	(45.4)	(65.6)	(111.0)
Balance at December 31, 2014	$(88.7)	$(27.9)	$(116.6)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The details about the reclassifications from accumulated other comprehensive income (loss) to net earnings for the years ended December 31, 2014, 2013 and 2012, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,			Consolidated Statements of Operations Presentation
	2014	2013	2012
Revaluation gain on sale of businesses (see Note 9)	$—	$(2.4)	$—	Selling, general and administrative expenses

Amortization of prior service credit on postretirement benefit plans	(5.8)	(5.7)	(3.4)	Selling, general and administrative expenses
Impact of income taxes	2.2	2.2	1.3	Income tax expense (benefit)
Amortization of prior service credit on postretirement benefit plans, net of tax	(3.6)	(3.5)	(2.1)	Net of tax

Amortization of net actuarial loss on pension and postretirement benefit plans	(0.3)	0.3	(0.1)	Cost of sales
Impact of income taxes	0.1	(0.1)	—	Income tax expense (benefit)
Amortization of net actuarial loss on pension and postretirement benefit plans, net of tax	(0.2)	0.2	(0.1)	Net of tax

Plan curtailments/settlements on pension and postretirement benefit plans	—	(2.1)	(12.7)	Restructuring, impairment and transaction-related charges
Impact of income taxes	—	0.8	5.0	Income tax expense (benefit)
Plan curtailment/settlements on pension and postretirement benefit plans, net of tax	—	(1.3)	(7.7)	Net of tax

Postretirement benefit plan termination	(4.9)	—	—	Restructuring, impairment and transaction-related charges
Impact of income taxes	1.8	—	—	Income tax expense (benefit)
Postretirement benefit plan termination, net of tax	(3.1)	—	—	Net of tax

Total reclassifications for the period	(11.0)	(9.9)	(16.2)
Impact of income taxes	4.1	2.9	6.3
Total reclassifications for the period, net of tax	$(6.9)	$(7.0)	$(9.9)

Note 23. Segment Information

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products, together with the related service offerings, including marketing strategy, media planning and placement, data insights, response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink. As a result of the divestiture of the Company's Canadian operations to Transcontinental on March 1, 2012 (see Note 3, "Discontinued Operations"), all United States Print and Related Services segment amounts have been restated to exclude the Canadian discontinued operations.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included entirely in the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represent less than 2.0% of total consolidated assets as of December 31, 2014 and less than 2.0% for the year ended December 31, 2014.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, and finance. In addition, in 2014 certain expenses and income from frozen employee retirement plans, such as pension and other postretirement benefits plans, are included in Corporate and not allocated to the operating segments.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the years ended December 31, 2014, 2013 and 2012.

							Restructuring, Impairment and Transaction-Related Charges
	Net Sales		Operating Income/(Loss)	Total Assets	Depreciation and Amortization	Capital Expenditures
	Products	Services
Year ended December 31, 2014
United States Print and Related Services	$3,760.6	$645.2	$197.9	$3,558.7	$305.3	$118.4	$52.1
International	436.9	19.7	(11.2)	447.3	29.2	20.8	9.2
Total operating segments	4,197.5	664.9	186.7	4,006.0	334.5	139.2	61.3
Corporate	—	—	(45.4)	71.2	1.9	—	6.0
Total	$4,197.5	$664.9	$141.3	$4,077.2	$336.4	$139.2	$67.3

Year ended December 31, 2013
United States Print and Related Services	$3,746.2	$593.5	$230.7	$3,552.2	$310.2	$136.3	$52.3
International	440.4	15.8	(7.7)	515.8	28.6	13.2	9.6
Total operating segments	4,186.6	609.3	223.0	4,068.0	338.8	149.5	61.9
Corporate	—	—	(80.8)	97.7	1.7	—	33.4
Total	$4,186.6	$609.3	$142.2	$4,165.7	$340.5	$149.5	$95.3

Year ended December 31, 2012
United States Print and Related Services	$3,151.3	$446.6	$216.5	$3,411.1	$303.7	$79.4	$48.5
International	487.3	8.8	(24.8)	585.9	33.0	24.1	26.3
Total operating segments	3,638.6	455.4	191.7	3,997.0	336.7	103.5	74.8
Corporate	—	—	(85.2)	101.9	1.9	—	43.5
Total	$3,638.6	$455.4	$106.5	$4,098.9	$338.6	$103.5	$118.3

Restructuring, impairment and transaction-related charges for the years ended December 31, 2014, 2013 and 2012 are further described in Note 4, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income/(loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income from continuing operations to earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities as reported in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Operating income from continuing operations	$141.3	$142.2	$106.5
Less: interest expense	92.9	85.5	84.0
Less: loss on debt extinguishment	7.2	—	—
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	$41.2	$56.7	$22.5

Note 24. Geographic Area and Product Information

The table below presents the Company's net sales for the years ended December 31, 2014, 2013 and 2012 and the Company's property, plant and equipment and other intangible assets as of December 31, 2014 and 2013 by geographic region. The amounts in this table differ from the segment data presented in Note 23, "Segment Information," because each operating segment includes operations in multiple geographic regions, based on the Company's management reporting structure.

	United States	Europe	Latin America	Other	Combined
2014
Net sales
Products	$3,742.0	$176.6	$269.1	$9.8	$4,197.5
Services	645.2	19.7	—	—	664.9
Property, plant and equipment—net	1,660.6	95.2	99.5	0.2	1,855.5
Other intangible assets—net	141.6	2.2	5.3	—	149.1

2013
Net sales
Products	$3,725.3	$158.4	$292.8	$10.1	$4,186.6
Services	593.5	15.8	—	—	609.3
Property, plant and equipment—net	1,699.2	113.1	113.0	0.2	1,925.5
Other intangible assets—net	209.3	3.3	9.2	—	221.8

2012
Net sales
Products	$3,133.7	$174.7	$323.1	$7.1	$3,638.6
Services	442.1	11.0	—	2.3	455.4

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The table below presents the Company's consolidated net sales by products and services for the years ended December 31, 2014, 2013 and 2012. The Company has recast its products and services disclosure below to include books and directories net sales with catalogs, magazines and retail inserts net sales for the years ended December 31, 2013 and 2012 to present them on a consistent basis with the current year.

Products and Services	2014	2013	2012
Catalog, magazines, retail inserts, books and directories	$3,536.0	$3,587.1	$3,264.4
Direct mail and other printed products	598.0	531.6	341.9
Other	63.5	67.9	32.3
Total products	$4,197.5	$4,186.6	$3,638.6

Logistics services	$483.7	$465.6	$349.4
Imaging and other services	181.2	143.7	106.0
Total services	664.9	609.3	455.4
Total net sales	$4,862.4	$4,795.9	$4,094.0

Note 25. Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Senior Unsecured Notes (see Note 13, "Debt," for further details on the Senior Unsecured Notes) are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's Guarantor Subsidiaries. The following condensed consolidating financial information reflects the summarized financial information of Quad/Graphics, the Guarantor Subsidiaries on a combined basis and the Company's non-guarantor subsidiaries on a combined basis.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,952.8	$2,718.3	$625.0	$(433.7)	$4,862.4

Cost of sales	1,505.3	2,277.3	543.0	(433.7)	3,891.9
Selling, general and administrative expenses	191.2	197.7	36.6	—	425.5
Depreciation and amortization	129.1	171.9	35.4	—	336.4
Restructuring, impairment and transaction-related charges	9.5	35.3	22.5	—	67.3
Total operating expenses	1,835.1	2,682.2	637.5	(433.7)	4,721.1
Operating income (loss)	$117.7	$36.1	$(12.5)	$—	$141.3
Interest expense (income)	85.8	(0.9)	8.0	—	92.9
Loss on debt extinguishment	7.2	—	—	—	7.2
Earnings (loss) before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	24.7	37.0	(20.5)	—	41.2
Income tax expense (benefit)	20.6	(5.1)	4.7	—	20.2
Earnings (loss) before equity in earnings (loss) of consolidated and unconsolidated entities	4.1	42.1	(25.2)	—	21.0
Equity in earnings (loss) of consolidated entities	14.5	(4.8)	—	(9.7)	—
Equity in earnings (loss) of unconsolidated entities	—	—	(2.7)	—	(2.7)
Net earnings (loss)	$18.6	$37.3	$(27.9)	$(9.7)	$18.3
Net (earnings) loss attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings (loss) attributable to Quad/Graphics common shareholders	$18.6	$37.3	$(27.6)	$(9.7)	$18.6

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$18.6	$37.3	$(27.9)	$(9.7)	$18.3
Other comprehensive income (loss), net of tax	(111.0)	(57.5)	(47.4)	104.9	(111.0)
Total comprehensive income (loss)	(92.4)	(20.2)	(75.3)	95.2	(92.7)
Less: comprehensive (income) loss attributable to noncontrolling interest	—	—	0.3	—	0.3
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(92.4)	$(20.2)	$(75.0)	$95.2	$(92.4)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,923.8	$2,813.7	$457.6	$(399.2)	$4,795.9

Cost of sales	1,467.8	2,342.3	391.0	(399.2)	3,801.9
Selling, general and administrative expenses	176.2	205.5	34.3	—	416.0
Depreciation and amortization	136.5	175.1	28.9	—	340.5
Restructuring, impairment and transaction-related charges	12.0	67.4	15.9	—	95.3
Total operating expenses	1,792.5	2,790.3	470.1	(399.2)	4,653.7
Operating income (loss)	$131.3	$23.4	$(12.5)	$—	$142.2
Interest expense (income)	79.2	(0.4)	6.7	—	85.5
Earnings (loss) before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	52.1	23.8	(19.2)	—	56.7
Income tax expense (benefit)	35.8	(14.0)	1.5	—	23.3
Earnings (loss) before equity in earnings (loss) of consolidated and unconsolidated entities	16.3	37.8	(20.7)	—	33.4
Equity in earnings (loss) of consolidated entities	16.2	(9.3)	—	(6.9)	—
Equity in earnings (loss) of unconsolidated entities	—	—	(2.5)	—	(2.5)
Net earnings (loss)	$32.5	$28.5	$(23.2)	$(6.9)	$30.9
Net (earnings) loss attributable to noncontrolling interests	—	—	1.6	—	1.6
Net earnings (loss) attributable to Quad/Graphics common shareholders	$32.5	$28.5	$(21.6)	$(6.9)	$32.5

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2013

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$32.5	$28.5	$(23.2)	$(6.9)	$30.9
Other comprehensive income (loss), net of tax	54.8	79.3	(21.2)	(58.1)	54.8
Total comprehensive income (loss)	87.3	107.8	(44.4)	(65.0)	85.7
Less: comprehensive (income) loss attributable to noncontrolling interest	—	—	1.6	—	1.6
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$87.3	$107.8	$(42.8)	$(65.0)	$87.3

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,939.7	$1,958.4	$515.6	$(319.7)	$4,094.0

Cost of sales	1,409.9	1,648.6	444.7	(319.7)	3,183.5
Selling, general and administrative expenses	167.4	140.4	39.3	—	347.1
Depreciation and amortization	142.1	162.3	34.2	—	338.6
Restructuring, impairment and transaction-related charges	28.3	62.8	27.2	—	118.3
Total operating expenses	1,747.7	2,014.1	545.4	(319.7)	3,987.5
Operating income (loss) from continuing operations	$192.0	$(55.7)	$(29.8)	$—	$106.5
Interest expense (income)	74.4	1.1	8.5	—	84.0
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	117.6	(56.8)	(38.3)	—	22.5
Income tax expense (benefit)	44.7	(75.5)	(0.7)	—	(31.5)
Earnings (loss) from continuing operations before equity in earnings (loss) of consolidated and unconsolidated entities	72.9	18.7	(37.6)	—	54.0
Equity in earnings (loss) of consolidated entities	(19.5)	(1.3)	—	20.8	—
Equity in earnings (loss) of unconsolidated entities	—	—	2.3	—	2.3
Net earnings (loss) from continuing operations	$53.4	$17.4	$(35.3)	$20.8	$56.3
Discontinued operations, net of tax	34.0	—	(3.2)	—	30.8
Net earnings (loss)	$87.4	$17.4	$(38.5)	$20.8	$87.1
Net (earnings) loss attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings (loss) attributable to Quad/Graphics common shareholders	$87.4	$17.4	$(38.2)	$20.8	$87.4

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2012

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$87.4	$17.4	$(38.5)	$20.8	$87.1
Other comprehensive income (loss), net of tax	(22.6)	(26.7)	0.8	25.8	(22.7)
Total comprehensive income (loss)	64.8	(9.3)	(37.7)	46.6	64.4
Less: comprehensive (income) loss attributable to noncontrolling interest	—	—	0.4	—	0.4
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$64.8	$(9.3)	$(37.3)	$46.6	$64.8

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$1.9	$5.6	$2.1	$—	$9.6
Receivables, less allowances for doubtful accounts	577.5	57.7	131.0	—	766.2
Intercompany receivables	—	826.3	3.9	(830.2)	—
Inventories	111.9	119.7	56.2	—	287.8
Other current assets	56.8	49.9	12.0	—	118.7
Total current assets	748.1	1,059.2	205.2	(830.2)	1,182.3

Property, plant and equipment—net	959.5	635.7	260.3	—	1,855.5
Investment in consolidated entities	1,940.0	137.8	—	(2,077.8)	—
Goodwill and intangible assets—net	0.6	888.0	36.0	—	924.6
Intercompany loan receivable	418.5	0.1	—	(418.6)	—
Other long-term assets	48.1	6.1	60.6	—	114.8

Total assets	$4,114.8	$2,726.9	$562.1	$(3,326.6)	$4,077.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$251.1	$79.5	$76.3	$—	$406.9
Intercompany accounts payable	830.2	—	—	(830.2)	—
Current portion of long-term debt and capital lease obligations	90.7	3.6	1.9	—	96.2
Other current liabilities	205.1	102.9	51.5	—	359.5
Total current liabilities	1,377.1	186.0	129.7	(830.2)	862.6

Long-term debt and capital lease obligations	1,318.4	9.4	1.6	—	1,329.4
Intercompany loan payable	—	336.2	82.4	(418.6)	—
Other long-term liabilities	266.7	455.4	10.6	—	732.7
Total liabilities	2,962.2	987.0	224.3	(1,248.8)	2,924.7

Total common stock and other equity and noncontrolling interests	1,152.6	1,739.9	337.8	(2,077.8)	1,152.5

Total liabilities and shareholders' equity	$4,114.8	$2,726.9	$562.1	$(3,326.6)	$4,077.2

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2013

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$4.8	$3.5	$4.8	$—	$13.1
Receivables, less allowances for doubtful accounts	487.6	86.1	125.2	—	698.9
Intercompany receivables	—	688.5	—	(688.5)	—
Inventories	94.2	121.4	56.9	—	272.5
Other current assets	54.8	22.9	12.1	—	89.8
Total current assets	641.4	922.4	199.0	(688.5)	1,074.3

Property, plant and equipment—net	1,032.2	667.7	225.6	—	1,925.5
Investment in consolidated entities	1,849.8	4.3	—	(1,854.1)	—
Goodwill and intangible assets—net	0.5	954.9	39.5	—	994.9
Intercompany loan receivable	421.6	2.0	—	(423.6)	—
Other long-term assets	37.9	57.1	76.0	—	171.0

Total assets	$3,983.4	$2,608.4	$540.1	$(2,966.2)	$4,165.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$213.0	$97.3	$90.7	$—	$401.0
Intercompany accounts payable	678.8	—	9.7	(688.5)	—
Current portion of long-term debt and capital lease obligations	116.0	6.1	12.5	—	134.6
Other current liabilities	199.0	114.1	40.1	—	353.2
Total current liabilities	1,206.8	217.5	153.0	(688.5)	888.8

Long-term debt and capital lease obligations	1,213.0	5.9	53.3	—	1,272.2
Intercompany loan payable	—	336.2	87.4	(423.6)	—
Other long-term liabilities	276.0	436.3	4.8	—	717.1
Total liabilities	2,695.8	995.9	298.5	(1,112.1)	2,878.1

Total common stock and other equity and noncontrolling interests	1,287.6	1,612.5	241.6	(1,854.1)	1,287.6

Total liabilities and shareholders' equity	$3,983.4	$2,608.4	$540.1	$(2,966.2)	$4,165.7

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$100.8	$176.0	$16.4	$—	$293.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(48.7)	(68.2)	(22.3)	—	(139.2)
Acquisition related investing activities—net of cash acquired	(7.0)	(9.1)	(96.4)	—	(112.5)
Intercompany investing activities	(189.0)	(236.0)	—	425.0	—
Other investing activities	(0.4)	26.9	1.0	—	27.5
Net cash from investing activities	(245.1)	(286.4)	(117.7)	425.0	(224.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,047.0	—	—	—	1,047.0
Payments of long-term debt and capital lease obligations	(802.1)	(7.6)	(58.1)	—	(867.8)
Borrowings on revolving credit facilities	1,285.2	—	124.7	—	1,409.9
Payments on revolving credit facilities	(1,451.1)	—	(126.5)	—	(1,577.6)
Payment of dividends	(61.2)	—	—	—	(61.2)
Intercompany financing activities	137.6	128.2	159.2	(425.0)	—
Other financing activities	(14.0)	(8.0)	—	—	(22.0)
Net cash from financing activities	141.4	112.6	99.3	(425.0)	(71.7)

Effect of exchange rates on cash and cash equivalents	—	(0.1)	(0.7)	—	(0.8)
Net increase (decrease) in cash and cash equivalents	(2.9)	2.1	(2.7)	—	(3.5)
Cash and cash equivalents at beginning of year	4.8	3.5	4.8	—	13.1
Cash and cash equivalents at end of year	$1.9	$5.6	$2.1	$—	$9.6

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$106.6	$301.2	$33.3	$—	$441.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(55.4)	(81.0)	(13.1)	—	(149.5)
Acquisition related investing activities—net of cash acquired	(41.6)	(250.3)	—	—	(291.9)
Intercompany investing activities	(287.2)	(212.9)	—	500.1	—
Other investing activities	6.2	4.6	—	—	10.8
Net cash from investing activities	(378.0)	(539.6)	(13.1)	500.1	(430.6)

FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(95.3)	(8.9)	(8.3)	—	(112.5)
Borrowings on revolving credit facilities	1,504.9	—	123.9	—	1,628.8
Payments on revolving credit facilities	(1,345.1)	—	(129.9)	—	(1,475.0)
Payment of dividends	(56.4)	—	—	—	(56.4)
Intercompany financing activities	255.6	252.8	(8.3)	(500.1)	—
Other financing activities	9.4	(4.5)	—	—	4.9
Net cash from financing activities	273.1	239.4	(22.6)	(500.1)	(10.2)

Effect of exchange rates on cash and cash equivalents	—	—	(4.1)	—	(4.1)
Net increase (decrease) in cash and cash equivalents	1.7	1.0	(6.5)	—	(3.8)
Cash and cash equivalents at beginning of year	3.1	2.5	11.3	—	16.9
Cash and cash equivalents at end of year	$4.8	$3.5	$4.8	$—	$13.1

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$328.4	$(0.6)	$26.4	$—	$354.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(42.1)	(37.9)	(23.5)	—	(103.5)
Acquisition related investing activities—net of cash acquired	45.1	(32.5)	—	—	12.6
Intercompany investing activities	(409.3)	40.0	153.6	215.7	—
Other investing activities	23.5	15.4	(18.1)	—	20.8
Net cash from investing activities	(382.8)	(15.0)	112.0	215.7	(70.1)

FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(81.0)	(9.6)	(5.0)	—	(95.6)
Borrowings on revolving credit facilities	141.7	—	128.6	—	270.3
Payments on revolving credit facilities	(176.7)	—	(119.0)	—	(295.7)
Payment of dividends	(151.8)	—	—	—	(151.8)
Intercompany financing activities	313.2	32.5	(130.0)	(215.7)	—
Other financing activities	2.1	(14.9)	—	—	(12.8)
Net cash from financing activities	47.5	8.0	(125.4)	(215.7)	(285.6)

Effect of exchange rates on cash and cash equivalents	—	—	(7.2)	—	(7.2)
Net increase (decrease) in cash and cash equivalents	(6.9)	(7.6)	5.8	—	(8.7)
Cash and cash equivalents at beginning of year	10.0	10.1	5.5	—	25.6
Cash and cash equivalents at end of year	$3.1	$2.5	$11.3	$—	$16.9

Note 26. New Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board ("FASB") issued new guidance providing companies the option to apply pushdown accounting to acquired entities in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. This guidance was effective upon issuance on November 18, 2014. As such, the Company adopted the new guidance effective November 18, 2014. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

In August 2014, the FASB issued new guidance on the required disclosures related to an entity's ability to continue as a going concern. The guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016, and for each annual and interim period thereafter with early adoption permitted. The Company plans to adopt this new guidance effective December 31, 2016. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

In June 2014, the FASB issued new guidance on certain share-based payment awards, which clarifies the treatment of performance targets that can be met after the requisite service period of a share-based payment award. Under the new guidance, an entity should treat the performance targets that can be met after the requisite period of service as performance conditions that affect vesting. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company plans to adopt this new guidance effective January 1, 2016. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

In May 2014, the FASB issued new guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption not permitted. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and determining which transition method to use.

In April 2014, the FASB issued new guidance on the presentation of discontinued operations, which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company plans to adopt this new guidance effective January 1, 2015. The adoption of this guidance may impact whether future disposals qualify as discontinued operations and, therefore, could impact the Company's financial statement presentation and disclosures.

Note 27. Subsequent Events

Acquisition of Marin's International

On February 3, 2015, Quad/Graphics completed the acquisition of Marin's International ("Marin's"), a worldwide leader in the point-of-sale display industry headquartered in Paris, France for $29.5 million. Marin's specializes in the research and design of display solutions with no manufacturing facilities other than a wide-format digital print, kitting and fulfillment facility in Paris that manufactures Marin's products. Marin's uses its own European based sales force as well as a global network of licensees to consultatively sell its patented product portfolio.

Termination of Agreement to Acquire Courier Corporation

On February 5, 2015, the agreement pursuant to which Quad/Graphics was to acquire Courier Corporation ("Courier") was terminated. Under the terms of the agreement signed with Courier on January 16, 2015, Quad/Graphics would have paid Courier shareholders the equivalent of a total purchase price of $20.50 per share. On January 27, 2015,

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Courier received an unsolicited offer from another bidder for $23.00 per share in cash or stock, subject to pro ration. Quad/Graphics declined to negotiate further. Accordingly, Courier terminated its agreement with Quad/Graphics and paid Quad/Graphics a $10.0 million termination fee on February 5, 2015.

Declaration of Quarterly Dividend

On February 23, 2015, the Company declared a quarterly dividend of $0.30 per share, which will be paid on March 20, 2015, to shareholders of record as of March 9, 2015.

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
Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management, including the Company's Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by SEC guidance, management excluded from its assessment the internal control over financial reporting at the business units acquired from Brown Printing on May 30, 2014. The business activities that were excluded from the assessment constitute approximately 6% of consolidated total current assets, approximately 3% of consolidated net sales and approximately 4% of consolidated cost of sales as of and for the year ended December 31, 2014. Based on this assessment, the Company's management has concluded that, as of December 31, 2014, the Company's internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included herein.

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

The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Miscellaneous—Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, Item 1, "Business," of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption "Corporate Governance—Board Committees—Audit Committee" in the Proxy Statement and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2014. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 20, "Equity Incentive Programs," to the consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	5,323,150	$21.05	1,775,556
Equity compensation plans not approved by security holders	—	—	—
Total	5,323,150	$21.05	1,775,556
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

3.	Exhibits—The exhibits listed in the accompanying "Exhibit Index" are filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page in this Form 10-K

Report of Independent Registered Public Accounting Firm	79
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014	81
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2014	82
Consolidated Balance Sheets as of December 31, 2014 and 2013	83
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014	84
Consolidated Statements of Redeemable Equity, Common Stock and Other Equity and Noncontrolling Interests for each of the three years in the period ended December 31, 2014	85
Notes to Consolidated Financial Statements	87

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2015.

QUAD/GRAPHICS, INC.

By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Joel Quadracci	Chairman, President and Chief Executive Officer	March 2, 2015
J. Joel Quadracci	(Principal Executive Officer)

/s/ David J. Honan	Executive Vice President and Chief Financial Officer	March 2, 2015
David J. Honan	(Principal Financial Officer)

/s/ Anthony C. Staniak	Vice President, Corporate Controller and Chief Accounting Officer	March 2, 2015
Anthony C. Staniak	(Principal Accounting Officer)

/s/ William J. Abraham, Jr.	Director	March 2, 2015
William J. Abraham, Jr.

/s/ Douglas P. Buth	Director	March 2, 2015
Douglas P. Buth

/s/ Kathryn Quadracci Flores	Director	March 2, 2015
Kathryn Quadracci Flores

/s/ Christopher B. Harned	Director	March 2, 2015
Christopher B. Harned

/s/ Thomas O. Ryder	Director	March 2, 2015
Thomas O. Ryder

/s/ John S. Shiely	Director	March 2, 2015
John S. Shiely

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2)+
Asset Purchase Agreement by and among Vertis Holdings, Inc., Quad/Graphics Marketing, LLC and Quad/Graphics, Inc., dated as of October 10, 2012 (incorporated by reference to Exhibit 2 to the Company's Quarterly Report on form 10-Q for the quarter ended September 30, 2012 and filed on November 8, 2012).

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

(4.5)
Fourth Amendment, dated as of November 24, 2014, to the Note Agreement, dated September 1, 1995, among Quad/Graphics, Inc., certain subsidiaries of Quad/Graphics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 24, 2014 and filed on November 26, 2014).

(4.6)
Second Amended and Restated Credit Agreement, dated as of April 28, 2014, by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and U.S. Bank National Association, as Co-Syndication Agents, PNC Bank, National Association and SunTrust Bank, as Co-Documentation Agents, and BMO Harris Bank N.A., Fifth Third Bank, TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 28, 2014 and filed on May 2, 2014).

Exhibit Number	Exhibit Description
(4.7)
Amendment No. 1, dated as of December 18, 2014, to Second Amended and Restated Credit Agreement, dated as of April 28, 2014, by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and U.S. Bank National Association, as Co-Syndication Agents, PNC Bank, National Association and SunTrust Bank, as Co-Documentation Agents, and BMO Harris Bank N.A., Fifth Third Bank, TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 18, 2014 and filed on December 23, 2014).

(4.8)
Indenture, dated as of April 28, 2014, among Quad/Graphics, Inc., the subsidiary guarantors of Quad/Graphics, Inc. set forth therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 28, 2014 and filed on May 2, 2014).

(4.9)
Registration Rights Agreement, dated as of April 28, 2014, among Quad/Graphics, Inc., the subsidiary guarantors of Quad/Graphics, Inc. set forth therein and J.P. Morgan Securities LLC, for itself and as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 28, 2014 and filed on May 2, 2014).

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

(10.17)++
Form of Stock Option and Dividend Equivalent Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed on May 10, 2012).

(10.18)++
Prior form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).

(10.19)++
Prior form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed on May 10, 2012).

(10.20)++
Form of Deferred Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 16, 2010 and filed on December 17, 2010).

Exhibit Number	Exhibit Description
(10.21)++
Prior form of Performance Share Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 13, 2012 and filed on December 19, 2012).

(10.22)++
Prior form of Performance Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 13, 2012 and filed on December 19, 2012).

(10.23)++
Quad/Graphics, Inc. Synergy Rewards Program and Bonus Pool Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed on November 15, 2010).

(10.24)++
Current form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and filed on May 7, 2014).

(10.25)++
Current form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and filed on May 7, 2014).

(10.26)++
Current form of Performance Share Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and filed on August 7, 2014).

(10.27)++
Current form of Performance Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and filed on August 7, 2014).

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

(99)
Proxy Statement for the 2015 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2014; except to the extent specifically incorporated by reference, the Proxy Statement for the 2015 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101)
Financial statements from the Annual Report on Form 10-K of Quad/Graphics, Inc. for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Redeemable Equity, Common Stock and Other Equity and Noncontrolling Interests, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

______________________________

+
Schedules, exhibits and annexes to this agreement are not filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule, exhibit or annex to the Securities and Exchange Commission upon request.

++	A management contract or compensatory plan or arrangement.