Form 10-Q
period 2015-03-31
Quad/Graphics, Inc.
filed 2015-05-06
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of May 1, 2015

Class A Common Stock	35,366,416

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net sales
Products	$950.3	$953.7
Services	157.7	149.1
Total net sales	1,108.0	1,102.8
Cost of sales
Products	780.2	783.6
Services	115.2	109.0
Total cost of sales	895.4	892.6
Operating expenses
Selling, general and administrative expenses	109.7	103.5
Depreciation and amortization	81.3	83.8
Restructuring, impairment and transaction-related charges	10.1	11.9
Goodwill impairment	23.3	—
Total operating expenses	1,119.8	1,091.8
Operating income (loss)	$(11.8)	$11.0
Interest expense	22.5	20.9
Loss before income taxes and equity in loss of unconsolidated entities	(34.3)	(9.9)
Income tax benefit	(1.0)	(1.2)
Loss before equity in loss of unconsolidated entities	(33.3)	(8.7)
Equity in loss of unconsolidated entities	(1.9)	(0.4)
Net loss	$(35.2)	$(9.1)
Net loss attributable to noncontrolling interests	—	0.3
Net loss attributable to Quad/Graphics common shareholders	$(35.2)	$(8.8)

Loss per share attributable to Quad/Graphics common shareholders
Basic and diluted	$(0.74)	$(0.19)

Dividends declared per share	$0.30	$0.30

Weighted average number of common shares outstanding
Basic and diluted	47.7	47.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net loss	$(35.2)	$(9.1)
Other comprehensive loss
Translation adjustments	(24.9)	(0.8)
Pension and other postretirement benefit plan adjustments	—	(1.5)
Other comprehensive loss, before tax	(24.9)	(2.3)

Income tax benefit related to items of other comprehensive loss	—	0.6

Other comprehensive loss, net of tax	(24.9)	(1.7)

Total comprehensive loss	(60.1)	(10.8)

Less: comprehensive loss attributable to noncontrolling interests	—	0.3

Comprehensive loss attributable to Quad/Graphics common shareholders	$(60.1)	$(10.5)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$24.5	$9.6
Receivables, less allowances for doubtful accounts of $57.3 million at March 31, 2015 and $57.8 million at December 31, 2014	628.8	766.2
Inventories	291.0	287.8
Prepaid expenses and other current assets	44.8	39.1
Deferred income taxes	55.7	48.4
Short-term restricted cash	31.2	31.2
Total current assets	1,076.0	1,182.3

Property, plant and equipment—net	1,818.6	1,855.5
Goodwill	751.3	775.5
Other intangible assets—net	146.6	149.1
Equity method investments in unconsolidated entities	37.1	42.0
Other long-term assets	83.8	72.8
Total assets	$3,913.4	$4,077.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$332.8	$406.9
Amounts owing in satisfaction of bankruptcy claims	1.4	1.4
Accrued liabilities	322.6	358.1
Short-term debt and current portion of long-term debt	95.9	92.0
Current portion of capital lease obligations	4.3	4.2
Total current liabilities	757.0	862.6

Long-term debt	1,345.7	1,319.7
Unsecured notes to be issued	8.0	9.0
Capital lease obligations	10.5	9.7
Deferred income taxes	387.4	384.4
Other long-term liabilities	324.2	339.3
Total liabilities	2,832.8	2,924.7

Commitments and contingencies (Note 8)

Shareholders' equity (Note 17)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	972.8	971.3
Treasury stock, at cost	(216.7)	(218.8)
Retained earnings	464.6	515.2
Accumulated other comprehensive loss	(141.5)	(116.6)
Total shareholders' equity	1,080.6	1,152.5

Total liabilities and shareholders' equity	$3,913.4	$4,077.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(35.2)	$(9.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81.3	83.8
Impairment charges	6.3	1.1
Goodwill impairment	23.3	—
Amortization of debt issuance costs and original issue discount	1.2	1.1
Stock-based compensation	2.7	4.2
Deferred income taxes	(4.7)	(3.7)
Equity in loss of unconsolidated entities	1.9	0.4
Changes in operating assets and liabilities—net of acquisitions	(12.6)	(44.8)
Net cash provided by operating activities	64.2	33.0

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(42.3)	(45.8)
Cost investment in unconsolidated entities	(1.2)	(4.1)
Proceeds from the sale of property, plant and equipment	0.1	0.2
Transfers from restricted cash	—	0.1
Acquisition of businesses—net of cash acquired	(19.5)	(8.9)
Net cash used in investing activities	(62.9)	(58.5)

FINANCING ACTIVITIES
Payments of long-term debt	(9.7)	(16.3)
Payments of capital lease obligations	(1.2)	(1.8)
Borrowings on revolving credit facilities	388.3	419.6
Payments on revolving credit facilities	(348.6)	(362.8)
Bankruptcy claim payments on unsecured notes to be issued	—	(0.1)
Sale of stock for options exercised	1.3	0.8
Shares withheld from employees for the tax obligation on equity grants	(1.6)	(1.0)
Tax benefit on equity award activity	1.2	—
Payment of cash dividends	(15.8)	(14.7)
Net cash provided by financing activities	13.9	23.7
Effect of exchange rates on cash and cash equivalents	(0.3)	1.8
Net increase in cash and cash equivalents	14.9	—
Cash and cash equivalents at beginning of period	9.6	13.1
Cash and cash equivalents at end of period	$24.5	$13.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations. The results of operations and accounts of businesses acquired are included in the condensed consolidated financial statements from the dates of acquisition (see Note 2, "Acquisitions and Strategic Investments"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2014, and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC on March 2, 2015.

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is the highest seasonal quarter for cash flows from operating activities due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years.

The financial information contained herein reflects all normal recurring adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2015 and 2014. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Acquisitions and Strategic Investments

2015 Marin's International Acquisition

The Company completed the acquisition of Marin's International ("Marin's") on February 3, 2015, for $29.1 million. Marin's, headquartered in Paris, France, is a worldwide leader in the point-of-sale display industry and specializes in the research and design of display solutions. Marin's products are produced by a global network of licensees, as well as one wide-format digital print, kitting and fulfillment facility in Paris. Marin's uses its own European based sales force and the global licensees to sell its patented product portfolio. The purchase of Marin's was accounted for using the acquisition method of accounting under GAAP. The purchase price of $29.1 million for Marin's includes $10.1 million of acquired cash for a net purchase price of $19.0 million. Identifiable intangible assets of $18.3 million have been recorded through the preliminary purchase price allocation, and have estimated useful lives ranging from five to six years. The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The final purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The valuation of the $19.0 million net assets acquired, excluding acquired cash, was classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Marin's operations are included in the International segment.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

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

2014 Anselmo L. Morvillo S.A. Investment

The Company invested an additional $6.5 million in Anselmo L. Morvillo S.A. ("Morvillo") in Argentina, which increased its ownership share in Morvillo from 85% to 100% during the year ended December 31, 2014. The Company historically consolidated the results of Morvillo into the Company's condensed consolidated financial statements and presented the 15% portion of Morvillo's results not owned by the Company as noncontrolling interest. The Company will no longer present noncontrolling interest going forward as Morvillo's results are fully consolidated into the Company's condensed consolidated financial statements.

2014 UniGraphic, Inc. Acquisition

The Company completed the acquisition of UniGraphic, Inc. ("UniGraphic"), a commercial and specialty printing company based in the Boston metro area, on February 5, 2014. UniGraphic offers commercial and specialty printing, in-store marketing, digital and fulfillment solutions for a wide variety of industries including arts and entertainment, education, financial, food, healthcare, mass media, pharmaceutical and retail. The net purchase price of $11.2 million for UniGraphic includes $9.7 million of net cash paid as of March 31, 2015, and an estimated $1.5 million of future cash payments related to the acquisition. Identifiable customer relationship intangible assets of $6.9 million have been recorded through the final purchase price allocation, and will be amortized over six years. The final purchase price allocation was based on valuations performed to

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

determine the fair value of the net assets as of the acquisition date. UniGraphic's operations are included in the United States Print and Related Services segment.

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the Company's results as if the Company had acquired Brown Printing on January 1, 2013. The unaudited pro forma information has been prepared with the following considerations:

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

	Three Months Ended March 31,
	2015	2014
	(actual)	(pro forma)
Pro forma net sales	$1,108.0	$1,192.3
Pro forma net loss attributable to common shareholders	(35.2)	(8.5)
Pro forma diluted net loss per share attributable to common shareholders	(0.74)	(0.18)

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2015 and 2014, as follows:

	Three Months Ended March 31,
	2015	2014
Employee termination charges	$5.1	$6.0
Impairment charges	6.3	1.1
Transaction-related charges (income)	(9.2)	0.6
Integration costs	1.8	2.7
Other restructuring charges	6.1	1.5
Total	$10.1	$11.9

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 19, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. The Company has announced a total of 26 plant closures and has reduced headcount by approximately 9,000 employees since 2010.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

The Company announced the closure of the Queretaro, Mexico plant during the three months ended March 31, 2015. The Company recorded the following charges as a result of plant closures and other restructuring programs for the three months ended March 31, 2015 and 2014:

•
Employee termination charges of $5.1 million and $6.0 million during the three months ended March 31, 2015 and 2014, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $1.8 million and $2.7 million during the three months ended March 31, 2015 and 2014, respectively. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

•
Other restructuring charges of $6.1 million during the three months ended March 31, 2015, which consisted of: (1) $2.2 million of vacant facility carrying costs, (2) $0.4 million of equipment and infrastructure removal costs from closed plants and (3) $3.5 million of lease exit charges primarily related to the closure of the Atlanta, Georgia facility. Other restructuring charges of $1.5 million during the three months ended March 31, 2014, which consisted of: (1) $0.9 million of vacant facility carrying costs, (2) $0.1 million of equipment and infrastructure removal costs from closed plants and (3) $0.5 million of lease exit charges.

The restructuring charges recorded are based on plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $6.3 million during the three months ended March 31, 2015, consisting of: (1) $4.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives and (2) $1.2 million of impairment charges for land and building, $0.9 million of impairment charges for machinery and equipment and $0.1 million of impairment charges for other intangible assets as a result of the recently commenced restructuring proceedings in Argentina for the Company's Argentina subsidiaries, World Color Argentina, S. A. and Morvillo (the "Argentina Subsidiaries").

In addition, a $23.3 million non-cash goodwill impairment charge was recorded within the Latin America reporting unit of the International segment during the three months ended March 31, 2015. This non-cash charge is included in the line item entitled goodwill impairment in the Company's condensed consolidated statements of operations. See Note 4, "Goodwill and Other Intangible Assets," for further information.

The Company recognized impairment charges of $1.1 million during the three months ended March 31, 2014, related to machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Transaction-Related Charges (Income)

The Company incurs transaction-related charges (income) primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges (income) of $(9.2) million during the three months ended March 31, 2015, which includes a $10.0 million non-recurring gain as a result of Courier Corporation's ("Courier") termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $0.8 million of professional service fees primarily for the terminated acquisition of Courier and the acquisitions of Marin's and Copac Global Packaging, Inc. ("Copac") (see Note 22, "Subsequent Events," for further details on the acquisition of Copac). The Company recognized transaction-related charges of $0.6 million during the three months ended March 31, 2014, which primarily included professional service fees for the acquisitions of Brown Printing and Unigraphic. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the three months ended March 31, 2015, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges (Income)	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2014	$10.0	$—	$0.5	$1.8	$13.6	$25.9
Expense (income)	5.1	6.3	(9.2)	1.8	6.1	10.1
Cash receipts (payments)	(7.7)	—	9.4	(2.1)	(5.3)	(5.7)
Non-cash adjustments	—	(6.3)	—	—	0.7	(5.6)
Balance at March 31, 2015	$7.4	$—	$0.7	$1.5	$15.1	$24.7

The Company's restructuring, impairment and transaction-related reserves at March 31, 2015 included a short-term and a long-term component. The short-term portion included $17.0 million in accrued liabilities and $1.9 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $5.8 million is included in other long-term liabilities (see Note 13, "Other Long-Term Liabilities") in the condensed consolidated balance sheets, of which $5.5 million is included in restructuring reserve and $0.3 million is included in multiemployer pension plans ("MEPPs") withdrawal liability (see Note 14, "Employee Retirement Plans," for further details on the Company's MEPPs).

Note 4. Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. One of these indicators is entity-specific events, which may be evidenced by, among other things, a contemplation of bankruptcy. On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volumes and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. As a result, the Company conducted an interim goodwill impairment assessment of the Latin America reporting unit, which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Fair value was determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. The Company performed an additional fair value measurement calculation to determine whether a Latin America reporting unit impairment charge should be recorded because the fair value of the reporting unit was below its carrying amount. As part of this calculation, the Company also estimated the fair values of significant tangible and intangible long-lived assets in the Latin America reporting unit. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs).

The Company recorded a $23.3 million non-cash goodwill impairment charge as a result of the March 31, 2015 interim goodwill impairment assessment for the Latin America reporting unit within the International segment. The goodwill impairment charge resulted from a reduction in estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014, and as reviewed for any additional indications of impairment as of December 31, 2014.

Goodwill included $23.3 million of accumulated impairment losses at March 31, 2015. Goodwill at December 31, 2014 did not include any accumulated impairment losses. No goodwill impairment was recorded during the three months ended March 31, 2014. Activity impacting goodwill for the three months ended March 31, 2015, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2014	$751.3	$24.2	$775.5
Impairment	—	(23.3)	(23.3)
Translation adjustments	—	(0.9)	(0.9)
Balance at March 31, 2015	$751.3	$—	$751.3

The components of other intangible assets at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015				December 31, 2014
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	5	$22.1	$(4.1)	$18.0	5	$5.1	$(3.8)	$1.3
Customer relationships	6	442.9	(315.3)	127.6	6	445.1	(298.5)	146.6
Capitalized software	5	6.4	(6.1)	0.3	5	6.7	(6.3)	0.4
Acquired technology	5	6.2	(5.5)	0.7	5	6.7	(5.9)	0.8
Total		$477.6	$(331.0)	$146.6		$463.6	$(314.5)	$149.1

The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, differs from the value originally recorded at acquisition due to the effects of currency fluctuations between the purchase date and March 31, 2015 and December 31, 2014.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Amortization expense for other intangible assets was $19.1 million and $18.9 million for the three months ended March 31, 2015 and 2014, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2015:

Amortization Expense
Remainder of 2015	$58.9
2016	46.6
2017	14.6
2018	14.1
2019	10.1
2020 and thereafter	2.3
Total	$146.6

Note 5. Inventories

The components of inventories at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Raw materials and manufacturing supplies	$186.7	$185.4
Work in process	50.6	53.9
Finished goods	53.7	48.5
Total	$291.0	$287.8

Note 6. Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Land	$141.4	$143.4
Buildings	954.7	959.6
Machinery and equipment	3,572.8	3,600.7
Other(1)	231.9	229.4
Construction in progress	55.0	40.1
Property, plant and equipment—gross	$4,955.8	$4,973.2
Less: accumulated depreciation	(3,137.2)	(3,117.7)
Property, plant and equipment— net	$1,818.6	$1,855.5
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

The Company recorded impairment charges of $6.2 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively, to reduce the carrying amounts of certain land, buildings and machinery and equipment no longer utilized in production to fair value (see Note 3, "Restructuring, Impairment and Transaction-Related Charges" for further discussion on impairment charges).

The Company recognized depreciation expense of $62.2 million and $64.9 million for the three months ended March 31, 2015 and 2014, respectively.

Assets Held for Sale

Certain closed facilities are considered held for sale. The net book value of the assets held for sale was $3.2 million and $1.8 million as of March 31, 2015 and December 31, 2014, respectively. These assets were valued at their fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Note 7. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural Industria Gráfica Ltda. ("Plural"), a commercial printer based in São Paulo, Brazil, and a 50% ownership interest in Quad/Graphics Chile S.A. ("Chile"), a commercial printer based in Santiago, Chile. The Company's ownership interest in Plural and Chile is accounted for using the equity method of accounting for all periods presented. The Company's equity loss of Plural's and Chile's operations are recorded in equity in loss of unconsolidated entities in the Company's condensed consolidated statements of operations, and is included within the International segment.

The combined condensed statements of operations for Plural and Chile for the three months ended March 31, 2015 and 2014, are presented below:

	Three Months Ended March 31,
	2015	2014
Net sales	$38.2	$51.6
Operating income (loss)	(3.3)	0.1
Net loss	(3.9)	(0.8)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
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

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.4 million of such recorded claims have yet to be paid as of March 31, 2015, and December 31, 2014, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

There were no payments made to Class 3 Claim creditors during the three months ended March 31, 2015. There were also no refunds of restricted cash received during the three months ended March 31, 2015. At March 31, 2015, a $29.1 million maximum potential payout to the Class 3 Claim creditors remains and is classified as restricted cash in the condensed consolidated balance sheet. Based on the Company's analysis of the outstanding claims, the Company has a liability of $8.0 million at March 31, 2015, classified as unsecured notes to be issued in the condensed consolidated balance sheets. Activity impacting restricted cash and unsecured notes to be issued for the three months ended March 31, 2015 was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2014	$29.1	$9.0
Class 3 claim payments	—	—
Restricted cash refunded	—	—
Non-cash adjustments	—	(1.0)
Balance at March 31, 2015	$29.1	$8.0

The components of restricted cash at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Defeasance of unsecured notes to be issued	$29.1	$29.1
Other	2.1	2.1
Total	$31.2	$31.2

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 10. Debt

Long-term debt consisted of the following as of March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014
Master note and security agreement	$314.1	$316.6
Term loan A—$450.0 million due April 2019	433.1	438.8
Term loan B—$300.0 million due April 2021	295.1	295.8
Revolving credit facility—$850.0 million due April 2019	83.9	43.9
Senior unsecured notes—$300.0 million due May 2022	300.0	300.0
International revolving credit facility—$13.2 million	—	0.2
Equipment term loans	12.5	13.3
Other	2.9	3.1
Total debt	$1,441.6	$1,411.7
Less: short-term debt and current portion of long-term debt	(95.9)	(92.0)
Long-term debt	$1,345.7	$1,319.7

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of total debt was approximately $1.4 billion and $1.3 billion at March 31, 2015 and December 31, 2014, respectively. The fair value determination of total debt was categorized as Level 2 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

Covenants and Compliance

The Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2015:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2015, the Company's total leverage ratio was 2.68 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2015, the Company's senior secured leverage ratio was 2.14 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended March 31, 2015, the Company's minimum interest coverage ratio was 5.69 to 1.00).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

In addition to those covenants, the Company's $1.6 billion senior secured credit facility (the "Senior Secured Credit Facility") also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock, including:

•
If the Company's total leverage ratio is greater than 3.00 to 1.00 (as defined in the Senior Secured Credit Facility), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions.

•
If the Company's senior secured leverage ratio is greater than 3.00 to 1.00 or the Company's total leverage ratio is greater than 3.50 to 1.00 (these ratios as defined in the Senior Secured Credit Facility), the Company is prohibited from voluntarily prepaying any of the $300.0 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022 (the "Senior Unsecured Notes") and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the senior secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00, there are no such restrictions.

The indenture underlying the Company's Senior Unsecured Notes contains various covenants, including, but not limited to, covenants that, subject to certain exceptions, limit the Company's and its restricted subsidiaries' ability to: incur and/or guarantee additional debt; pay dividends, repurchase stock or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate, transfer or dispose of substantially all of the Company's consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.

Note 11. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period. The effective income tax rate for the interim period can differ from the statutory tax rate, as it reflects changes in valuation allowances due to expected current year earnings or loss and other discrete items, such as changes in the liability for unrecognized tax benefits related to establishment and settlement of income tax exposures. During the three months ended March 31, 2015, the Company's effective tax rate was less than the statutory tax rate primarily due to the impact of the $23.3 million nondeductible goodwill impairment charge and losses in foreign jurisdictions where the Company does not receive a tax benefit.

The Company's liability for unrecognized tax benefits as of March 31, 2015 was $31.1 million. There was no change in the liability since December 31, 2014. The Company anticipates a decrease to its liability for unrecognized tax benefits of $1.8 million within the next twelve months due to resolution of audits or statute expirations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
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

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of March 31, 2015.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of March 31, 2015 and December 31, 2014. See Note 10, "Debt," for further discussion on the fair value of the Company's debt.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2, "Acquisitions and Strategic Investments," for further discussion on acquisitions and Note 3, "Restructuring, Impairment and Transaction-Related Charges" and Note 4, "Goodwill and Other Intangible Assets," for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets as of March 31, 2015 and 2014.

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of March 31, 2015.

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the three months ended March 31, 2015 and 2014, as the Company takes delivery in the normal course of business.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 13. Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Single employer pension and postretirement obligations	$152.5	$161.5
Multiemployer pension plans—withdrawal liability	35.5	39.1
Tax-related liabilities	17.6	17.4
Employee-related liabilities	66.9	67.6
Restructuring reserve	5.5	6.1
Other	46.2	47.6
Total	$324.2	$339.3

Note 14. Employee Retirement Plans

Pension and Other Postretirement Benefit Plans

The Company sponsors various funded and unfunded pension plans for a portion of its full-time employees in the United States. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all qualified plans using actuarial cost methods and assumptions acceptable under government regulations. In 2014, the Company eliminated the postretirement medical benefit coverage for all retirees.

The components of the net pension income and net postretirement benefits income for the three months ended March 31, 2015 and 2014, are as follows:

	Three Months Ended March 31,
	2015	2014
Pension income
Interest cost	$(6.7)	$(7.3)
Expected return on plan assets	8.7	8.6
Net pension income	$2.0	$1.3

Postretirement benefits income
Amortization of prior service credit	$—	$1.4
Amortization of actuarial gain	—	0.1
Net postretirement benefits income	$—	$1.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

The Company made the following contributions and benefit payments to its defined benefit pension plans during the three months ended March 31, 2015:

Three Months Ended
March 31, 2015
Contributions on qualified pension plans	$6.9
Benefit payments on non-qualified pension plans	0.2
Total	$7.1

Multiemployer Pension Plans

The Company has withdrawn from all significant MEPPs and replaced these union sponsored "promise to pay in the future" defined benefit plans with a Company sponsored "pay as you go" defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund ("GCIU") and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund ("GCC"), are significantly underfunded, and will require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a $98.6 million estimated withdrawal liability based on information provided by each plan's trustee, as part of the purchase price allocation for World Color Press.

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The Company is in the process of determining the final withdrawal payment, and is currently in litigation with the MEPPs' trustees to determine the amount and duration of the payments. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. The Company made payments totaling $3.6 million for the three months ended March 31, 2015 and 2014, respectively, as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators.

The Company has reserved $55.4 million as its estimate of the total MEPPs withdrawal liability as of March 31, 2015, of which $35.5 million is recorded in other long-term liabilities, $14.4 million is recorded in accrued liabilities and $5.5 million is recorded as a World Color Press bankruptcy liability in unsecured notes to be issued in the condensed consolidated balance sheets. This estimate may increase or decrease depending on the final agreement with the MEPPs' trustees.

Note 15. Loss Per Share Attributable to Quad/Graphics Common Shareholders

Basic loss per share attributable to Quad/Graphics common shareholders is computed as net loss attributable to Quad/Graphics common shareholders less the allocation of participating securities, divided by the basic weighted average common shares outstanding of 47.7 million and 47.4 million shares for the three months ended March 31, 2015 and 2014, respectively. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss attributable to Quad/Graphics common shareholders incurred during the three months ended March 31, 2015 and 2014, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation for those periods.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in the computation of loss per share pursuant to the two-class method. The Company's participating securities as of March 31, 2014 were composed of unvested stock options granted on November 18, 2011. The Company's participating securities had no impact on basic and diluted loss per share attributable to Quad/Graphics common shareholders for the three months ended March 31, 2014. The Company had no unvested participating securities as of March 31, 2015, as the stock options granted on November 18, 2011 became fully vested on November 18, 2014.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three months ended March 31, 2015 and 2014, are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss attributable to Quad/Graphics common shareholders	$(35.2)	$(8.8)
Adjustments to net loss attributable to Quad/Graphics common shareholders
Allocation to participating securities	—	(0.1)
Net loss attributable to Quad/Graphics common shareholders – adjusted	$(35.2)	$(8.9)

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	47.7	47.4
Plus: effect of dilutive equity incentive instruments	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	47.7	47.4

Loss per share attributable to Quad/Graphics common shareholders
Basic and diluted	$(0.74)	$(0.19)

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30

Note 16. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. The Omnibus plan provides for an aggregate 7,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's board of directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of March 31, 2015, there are 1,775,884 shares available for issuance under the Omnibus Plan.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $2.7 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of March 31, 2015, is approximately $15.5 million. Estimated future compensation expense is $8.1 million for 2015, $6.5 million for 2016 and $0.9 million for 2017.

Net tax benefit on equity award activity, shown as tax benefit on equity award activity in the financing section of the condensed consolidated statements of cash flows, was $1.2 million during the three months ended March 31, 2015. There was no net tax benefit on equity award activity during the three months ended March 31, 2014.

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

There were no stock options granted during the three months ended March 31, 2015 and 2014. Compensation expense recognized related to stock options was $0.1 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. Total future compensation expense for all stock options granted as of March 31, 2015 to be recognized in 2015, is approximately $0.1 million.

The following table is a summary of the stock option activity for the three months ended March 31, 2015:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2014	3,477,980	$21.05	4.7	$15.6
Granted	—	—
Exercised	(96,176)	13.89
Cancelled/forfeited/expired	—	—
Outstanding at March 31, 2015	3,381,804	$21.26	4.4	$14.8

Exercisable at March 31, 2015	3,255,356	$21.53	4.3	$13.7

The intrinsic value of options exercisable and options outstanding at March 31, 2015 and December 31, 2014, is based on the fair value of the stock price. All outstanding options are either vested or expected to vest at March 31, 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option exercises and vesting activity for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Total intrinsic value of stock options exercised	$0.9	$0.5
Cash received from stock option exercises	1.3	0.8
Total grant date fair value of stock options vested	1.8	1.9

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

The following table is a summary of PS and PSU award activity for the three months ended March 31, 2015:

	Performance Shares			Performance Share Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2014	343,568	$20.39	1.2	16,208	$20.50	1.2
Granted	—	—		—	—
Vested	—	—		—	—
Forfeited	—	—		—	—
Nonvested at March 31, 2015	343,568	$20.39	0.9	16,208	$20.50	0.9

There were no PS or PSU awards granted during the three months ended March 31, 2015 and 2014. During the performance period, the target number of shares will be earned or forfeited, and additional shares, up to the maximum number of shares, may be granted at the end of the performance period. The potential payouts for nonvested awards at March 31, 2015 range from 179,888 to 539,664 PS or PSU awards should certain performance targets be achieved. PS and PSU awards will vest on March 1, 2016, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense for awards granted is recognized based on the targeted payout of 100%, net of estimated forfeitures. Compensation expense recognized related to PS and PSUs was $0.5 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Total future compensation expense for all PS and PSUs granted as of March 31, 2015, is approximately $2.2 million. Estimated future compensation expense is $1.8 million for 2015 and $0.4 million for 2016.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
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

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2015:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2014	1,311,544	$20.80	1.5	63,046	$20.21	1.2
Granted	—	—		—	—
Vested	(259,743)	14.34		(12,608)	14.34
Forfeited	(1,097)	23.45		(658)	23.45
Nonvested at March 31, 2015	1,050,704	$22.40	1.6	49,780	$21.66	1.3

There were no RS or RSU awards granted during the three months ended March 31, 2015. During the three months ended March 31, 2014, RS awards of 701,811 shares and RSU awards of 17,767 units were granted at a weighted-average grant date fair value of $23.45. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense recognized for RS and RSUs was $2.1 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Total future compensation expense for all RS and RSUs granted as of March 31, 2015, is approximately $13.2 million. Estimated future compensation expense is $6.2 million for 2015, $6.1 million for 2016 and $0.9 million for 2017.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the three months ended March 31, 2015:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	110,804	$20.40
Granted	—	—
Dividend equivalents granted	1,427	23.18
Settled	—	—
Forfeited	—	—
Outstanding at March 31, 2015	112,231	$20.44

There were no DSU awards granted during the three months ended March 31, 2015. During the three months ended March 31, 2014, DSU awards of 26,316 units were granted at a weighted-average grant date fair value of $23.45. The DSU awards are fully vested on the grant date. Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Dividend equivalents of 1,427 and 1,024 units were granted during the three months ended March 31, 2015 and 2014, respectively.

There was no compensation expense recorded for DSUs for the three months ended March 31, 2015. The compensation expense recorded for DSUs was $0.6 million for the three months ended March 31, 2014. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 17. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
March 31, 2015		34.7	5.3	40.0
December 31, 2014		34.7	5.3	40.0

Class B stock ($0.025 par value)	80.0
March 31, 2015		14.2	0.8	15.0
December 31, 2014		14.2	0.8	15.0

Class C stock ($0.025 par value)	20.0
March 31, 2015		—	0.5	0.5
December 31, 2014		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2015 and December 31, 2014. The Company has no present plans to issue any preferred stock.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The following table details the dividend activity related to the then outstanding shares for the three months ended March 31, 2015 and 2014:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2015
Q1 Dividend	February 23, 2015	March 9, 2015	March 20, 2015	$0.30
2014
Q1 Dividend	February 26, 2014	March 12, 2014	March 21, 2014	$0.30

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Activity impacting shareholders' equity for the three months ended March 31, 2015 was as follows:

Shareholders' Equity
Balance at December 31, 2014	$1,152.5
Net loss	(35.2)
Translation adjustment	(24.9)
Cash dividends declared	(15.4)
Stock-based compensation	2.7
Sale of stock for options exercised	1.3
Shares withheld from employees for the tax obligation on equity grants	(1.6)
Tax benefit on equity award activity	1.2
Balance at March 31, 2015	$1,080.6

Note 18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2015, were as follows:

	Translation Adjustments	Pension and Other Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2014	$(88.7)	$(27.9)	$(116.6)
Other comprehensive loss before reclassifications	(24.9)	—	(24.9)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—
Net other comprehensive loss	(24.9)	—	(24.9)
Balance at March 31, 2015	$(113.6)	$(27.9)	$(141.5)

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2014, were as follows:

	Translation Adjustments	Pension and Other Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2013	$(43.3)	$37.7	$(5.6)
Other comprehensive loss before reclassifications	(0.8)	—	(0.8)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	(0.9)	(0.9)
Net other comprehensive loss	(0.8)	(0.9)	(1.7)
Balance at March 31, 2014	$(44.1)	$36.8	$(7.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

The details about the reclassifications from accumulated other comprehensive loss to net loss for the three months ended March 31, 2015 and 2014, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Condensed Consolidated Statements of Operations Presentation
	2015	2014
Amortization of pension and other postretirement benefit plan adjustments	$—	$(1.5)	Selling, general and administrative expenses
Income tax benefit	—	0.6	Income tax benefit
Amortization of pension and other postretirement benefit plan adjustments, net of tax	$—	$(0.9)

Total reclassifications for the period, net of tax	$—	$(0.9)

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

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included entirely in the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Company's senior unsecured notes indenture represent less than 2.0% of total consolidated assets as of March 31, 2015 and less than 2.0% of total consolidated net sales for the three months ended March 31, 2015.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance and certain expenses and income from frozen employee retirement plans, such as pension and other postretirement benefits plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the three months ended March 31, 2015 and 2014:

	Net Sales		Operating Income/(Loss)	Restructuring, Impairment and Transaction-Related Charges	Goodwill Impairment
	Products	Services
Three months ended March 31, 2015
United States Print and Related Services	$857.1	$152.2	$17.7	$14.6	$—
International	93.2	5.5	(27.5)	2.9	23.3
Total operating segments	950.3	157.7	(9.8)	17.5	23.3
Corporate	—	—	(2.0)	(7.4)	—
Total	$950.3	$157.7	$(11.8)	$10.1	$23.3

Three months ended March 31, 2014
United States Print and Related Services	$842.6	$143.6	$22.3	$9.5	$—
International	111.1	5.5	0.1	0.5	—
Total operating segments	953.7	149.1	22.4	10.0	—
Corporate	—	—	(11.4)	1.9	—
Total	$953.7	$149.1	$11.0	$11.9	$—

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2015 and 2014 are further described in Note 3, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income/(loss) results by segment above. Goodwill impairment for the three months ended March 31, 2015 is further described in Note 4, "Goodwill and Other Intangible Assets," and is included in the operating income/(loss) results by segment above.

A reconciliation of operating income to loss before income taxes and equity in loss of unconsolidated entities as reported in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Operating income (loss)	$(11.8)	$11.0
Less: interest expense	22.5	20.9
Loss before income taxes and equity in loss of unconsolidated entities	$(34.3)	$(9.9)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 20. Separate Financial Information of Subsidiary Guarantors of Indebtedness

On April 28, 2014, Quad/Graphics completed an offering of the Senior Unsecured Notes. Each of the Company's existing and future domestic subsidiaries that is a borrower or guarantees indebtedness under the Company's Senior Secured Credit Facility or that guarantees certain of the Company's other indebtedness or indebtedness of the Company's restricted subsidiaries (other than intercompany indebtedness) fully and unconditionally guarantee or, in the case of future subsidiaries, will guarantee, on a joint and several basis, the Senior Unsecured Notes (the "Guarantor Subsidiaries"). All of the current Guarantor Subsidiaries are 100% owned by the Company. Guarantor Subsidiaries will be automatically released from these guarantees upon the occurrence of certain events, including the following:

•	the designation of any of the Guarantor Subsidiaries as an unrestricted subsidiary;

•	the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Unsecured Notes by any of the Guarantor subsidiaries; or

•	the sale or disposition, including the sale of substantially all the assets, of any of the Guarantor Subsidiaries.

The following condensed consolidating financial information reflects the summarized financial information of Quad/Graphics, the Guarantor Subsidiaries on a combined basis and the Company's non-guarantor subsidiaries on a combined basis.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$460.6	$605.5	$142.1	$(100.2)	$1,108.0

Cost of sales	349.3	523.0	123.3	(100.2)	895.4
Selling, general and administrative expenses	59.4	38.3	12.0	—	109.7
Depreciation and amortization	44.7	27.0	9.6	—	81.3
Restructuring, impairment and transaction-related charges	(8.0)	13.1	5.0	—	10.1
Goodwill impairment	—	—	23.3	—	23.3
Total operating expenses	445.4	601.4	173.2	(100.2)	1,119.8
Operating income (loss)	$15.2	$4.1	$(31.1)	$—	$(11.8)
Interest expense (income)	21.3	(0.2)	1.4	—	22.5
Earnings (loss) before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	(6.1)	4.3	(32.5)	—	(34.3)
Income tax expense (benefit)	3.7	(3.1)	(1.6)	—	(1.0)
Earnings (loss) before equity in earnings (loss) of consolidated and unconsolidated entities	(9.8)	7.4	(30.9)	—	(33.3)
Equity in earnings (loss) of consolidated entities	(25.4)	(8.9)	—	34.3	—
Equity in earnings (loss) of unconsolidated entities	—	—	(1.9)	—	(1.9)
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(35.2)	$(1.5)	$(32.8)	$34.3	$(35.2)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(35.2)	$(1.5)	$(32.8)	$34.3	$(35.2)
Other comprehensive income (loss), net of tax	(24.9)	(0.2)	(25.3)	25.5	(24.9)
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(60.1)	$(1.7)	$(58.1)	$59.8	$(60.1)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$432.5	$646.4	$116.6	$(92.7)	$1,102.8

Cost of sales	339.5	545.2	100.6	(92.7)	892.6
Selling, general and administrative expenses	49.5	49.1	4.9	—	103.5
Depreciation and amortization	32.7	44.1	7.0	—	83.8
Restructuring, impairment and transaction-related charges	3.0	8.1	0.8	—	11.9
Total operating expenses	424.7	646.5	113.3	(92.7)	1,091.8
Operating income (loss)	$7.8	$(0.1)	$3.3	$—	$11.0
Interest expense (income)	18.8	(0.3)	2.4	—	20.9
Earnings (loss) before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	(11.0)	0.2	0.9	—	(9.9)
Income tax expense (benefit)	(0.6)	(3.1)	2.5	—	(1.2)
Earnings (loss) before equity in earnings (loss) of consolidated and unconsolidated entities	(10.4)	3.3	(1.6)	—	(8.7)
Equity in earnings (loss) of consolidated entities	1.6	3.4	—	(5.0)	—
Equity in earnings (loss) of unconsolidated entities	—	—	(0.4)	—	(0.4)
Net earnings (loss)	$(8.8)	$6.7	$(2.0)	$(5.0)	$(9.1)
Net (earnings) loss attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(8.8)	$6.7	$(1.7)	$(5.0)	$(8.8)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(8.8)	$6.7	$(2.0)	$(5.0)	$(9.1)
Other comprehensive income (loss), net of tax	(1.7)	0.1	(2.4)	2.3	(1.7)
Total comprehensive income (loss)	(10.5)	6.8	(4.4)	(2.7)	(10.8)
Less: comprehensive (income) loss attributable to noncontrolling interest	—	—	0.3	—	0.3
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(10.5)	$6.8	$(4.1)	$(2.7)	$(10.5)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of March 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$6.2	$8.9	$9.4	$—	$24.5
Receivables, less allowances for doubtful accounts	479.0	48.5	101.3	—	628.8
Intercompany receivables	—	796.8	—	(796.8)	—
Inventories	97.9	131.8	61.3	—	291.0
Other current assets	52.7	58.6	20.4	—	131.7
Total current assets	635.8	1,044.6	192.4	(796.8)	1,076.0

Property, plant and equipment—net	904.9	674.4	239.3	—	1,818.6
Investment in consolidated entities	1,787.1	37.4	—	(1,824.5)	—
Goodwill and intangible assets—net	91.1	779.9	26.9	—	897.9
Intercompany loan receivable	482.0	0.1	—	(482.1)	—
Other long-term assets	48.0	5.9	67.0	—	120.9
Total assets	$3,948.9	$2,542.3	$525.6	$(3,103.4)	$3,913.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$202.2	$66.1	$64.5	$—	$332.8
Intercompany accounts payable	787.4	—	9.4	(796.8)	—
Current portion of long-term debt and capital lease obligations	95.3	3.2	1.7	—	100.2
Other current liabilities	182.8	97.1	44.1	—	324.0
Total current liabilities	1,267.7	166.4	119.7	(796.8)	757.0

Long-term debt and capital lease obligations	1,345.6	8.9	1.7	—	1,356.2
Intercompany loan payable	—	374.3	107.8	(482.1)	—
Other long-term liabilities	255.0	451.8	12.8	—	719.6
Total liabilities	2,868.3	1,001.4	242.0	(1,278.9)	2,832.8

Total shareholders' equity	1,080.6	1,540.9	283.6	(1,824.5)	1,080.6

Total liabilities and shareholders' equity	$3,948.9	$2,542.3	$525.6	$(3,103.4)	$3,913.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$1.9	$5.6	$2.1	$—	$9.6
Receivables, less allowances for doubtful accounts	577.5	57.7	131.0	—	766.2
Intercompany receivables	—	826.3	3.9	(830.2)	—
Inventories	111.9	119.7	56.2	—	287.8
Other current assets	56.8	49.9	12.0	—	118.7
Total current assets	748.1	1,059.2	205.2	(830.2)	1,182.3

Property, plant and equipment—net	959.5	635.7	260.3	—	1,855.5
Investment in consolidated entities	1,940.0	137.8	—	(2,077.8)	—
Goodwill and intangible assets—net	0.6	888.0	36.0	—	924.6
Intercompany loan receivable	418.5	0.1	—	(418.6)	—
Other long-term assets	48.1	6.1	60.6	—	114.8
Total assets	$4,114.8	$2,726.9	$562.1	$(3,326.6)	$4,077.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$251.1	$79.5	$76.3	$—	$406.9
Intercompany accounts payable	830.2	—	—	(830.2)	—
Current portion of long-term debt and capital lease obligations	90.7	3.6	1.9	—	96.2
Other current liabilities	205.1	102.9	51.5	—	359.5
Total current liabilities	1,377.1	186.0	129.7	(830.2)	862.6

Long-term debt and capital lease obligations	1,318.4	9.4	1.6	—	1,329.4
Intercompany loan payable	—	336.2	82.4	(418.6)	—
Other long-term liabilities	266.7	455.4	10.6	—	732.7
Total liabilities	2,962.2	987.0	224.3	(1,248.8)	2,924.7

Total shareholders' equity	1,152.6	1,739.9	337.8	(2,077.8)	1,152.5

Total liabilities and shareholders' equity	$4,114.8	$2,726.9	$562.1	$(3,326.6)	$4,077.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$72.8	$2.6	$(11.2)	$—	$64.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13.2)	(25.2)	(3.9)	—	(42.3)
Acquisition related investing activities—net of cash acquired	—	(0.5)	(19.0)	—	(19.5)
Intercompany investing activities	(26.4)	(14.5)	(0.1)	41.0	—
Other investing activities	(1.1)	—	—	—	(1.1)
Net cash from investing activities	(40.7)	(40.2)	(23.0)	41.0	(62.9)

FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(10.0)	(0.9)	—	—	(10.9)
Borrowings on revolving credit facilities	375.0	—	13.3	—	388.3
Payments on revolving credit facilities	(335.0)	—	(13.6)	—	(348.6)
Payment of cash dividends	(15.8)	—	—	—	(15.8)
Intercompany financing activities	(42.9)	41.7	42.2	(41.0)	—
Other financing activities	0.9	—	—	—	0.9
Net cash from financing activities	(27.8)	40.8	41.9	(41.0)	13.9

Effect of exchange rates on cash and cash equivalents	—	0.1	(0.4)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	4.3	3.3	7.3	—	14.9
Cash and cash equivalents at beginning of period	1.9	5.6	2.1	—	9.6
Cash and cash equivalents at end of period	$6.2	$8.9	$9.4	$—	$24.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$41.9	$10.3	$(19.2)	$—	$33.0

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.9)	(19.9)	(13.0)	—	(45.8)
Acquisition related investing activities—net of cash acquired	—	(8.9)	—	—	(8.9)
Intercompany investing activities	(25.0)	1.7	—	23.3	—
Other investing activities	(0.4)	(3.4)	—	—	(3.8)
Net cash from investing activities	(38.3)	(30.5)	(13.0)	23.3	(58.5)

FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(15.5)	(1.3)	(1.3)	—	(18.1)
Borrowings on revolving credit facilities	385.0	—	34.6	—	419.6
Payments on revolving credit facilities	(333.8)	—	(29.0)	—	(362.8)
Payment of cash dividends	(14.7)	—	—	—	(14.7)
Intercompany financing activities	(29.0)	23.9	28.4	(23.3)	—
Other financing activities	(0.2)	(0.1)	—	—	(0.3)
Net cash from financing activities	(8.2)	22.5	32.7	(23.3)	23.7

Effect of exchange rates on cash and cash equivalents	—	0.1	1.7	—	1.8
Net increase (decrease) in cash and cash equivalents	(4.6)	2.4	2.2	—	—
Cash and cash equivalents at beginning of period	4.8	3.5	4.8	—	13.1
Cash and cash equivalents at end of period	$0.2	$5.9	$7.0	$—	$13.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 21. New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance related to the accounting for cloud computing arrangements that contain a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with current guidance on the accounting for software licenses. However, if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In April 2015, the FASB issued new guidance which changes the presentation of debt issuance costs in financial statements. Under this guidance, debt issuance costs shall be recorded in the balance sheet as a direct deduction from the face amount of the related debt liability and amortization of debt issuance costs shall be recorded as interest expense; as opposed to recording on the balance sheet as an asset (i.e., as a deferred charge) under current guidance. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. This new guidance is required to be retrospectively applied to all prior periods. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In January 2015, the FASB issued new guidance eliminating the concept of extraordinary items, which is an event or transaction that is both unusual in nature and infrequently occurring. Under this guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations, (2) separately present an extraordinary item on its statements of operations, net of tax, after earnings from continuing operations, or (3) disclose income taxes and earnings per share data applicable to an extraordinary item. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In May 2014, the FASB issued new guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. In April 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard. The guidance under this deferral action makes the standard effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements and determining which transition method to use.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 22. Subsequent Events

Acquisition of Copac Global Packaging, Inc.

On April 14, 2015, Quad/Graphics completed the acquisition of Copac, a leading international provider of innovative packaging and supply chain solutions, including turnkey packaging design, production and fulfillment services across a range of end markets, for $60.2 million. The purchase price of $60.2 million includes $0.9 million of acquired cash for a net purchase price of $59.3 million. Headquartered in Spartanburg, South Carolina, Copac has production facilities in Spartanburg and Santo Domingo, Dominican Republic, and it strategically sources product manufacturing over multiple end markets in Central America and Asia, giving it a global footprint. Copac manufactures products such as folding cartons, labels, inserts, tags and specialty envelopes.

Declaration of Quarterly Dividend

On May 5, 2015, the Company declared a quarterly dividend of $0.30 per share, which will be paid on June 19, 2015, to shareholders of record as of June 8, 2015.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, including the notes thereto, included in Part I, "Financial Information," Item 1,"Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2014, and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2015.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for the three months ended March 31, 2015, to the three months ended March 31, 2014. The comparability of the Company's results of operations between periods was impacted by acquisitions, including the 2014 acquisitions of Brown Printing and UniGraphic and the 2015 acquisition of Marin's. The results of operations of all acquisitions are included in the Company's condensed consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

•
Liquidity and Capital Resources. This section provides an analysis of the Company's capitalization, cash flows, a statement about off-balance sheet arrangements, and a discussion of outstanding debt and commitments. Forward-looking statements important to understanding the Company's financial condition are also included in this section. This section also provides a discussion of Free Cash Flow and Debt Leverage Ratio, non-GAAP financial measures that the Company uses to assess liquidity and capital allocation and deployment.

•
New Accounting Pronouncements. This section provides a discussion of new accounting pronouncements and the anticipated impact of those accounting pronouncements to the Company's condensed consolidated financial statements.

•
Application of Critical Accounting Policies and Estimates. This section provides a discussion of the Company's application of critical accounting policies and related significant estimates identified within the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2015, as it relates to significant events or changes in circumstances in the current period.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Part I, Item 1A, "Risk Factors," of the Company's 2014 Annual Report on Form 10-K, filed with the SEC on March 2, 2015, as such may be amended or supplemented in Part II, "Other Information," Item 1A, "Risk Factors," of the Company's subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

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

Quad/Graphics remains focused on five primary strategic goals that support its objective to transform the Company and drive performance through innovation. The Company believes these strategic goals will allow it to be successful despite ongoing industry challenges. These goals are summarized as follows:

•
Strengthen the Core. Quad/Graphics core print categories—retail inserts, magazines, catalogs, books and directories—have been under pressure in recent years, but remain foundational to most marketer's and publisher's business strategies and generate a significant amount of cash flow for the Company. Using a disciplined return on capital framework, Quad/Graphics makes significant ongoing investments in its core manufacturing and distribution platform including equipment automation and continuous process improvements, resulting in what it believes is one of the most integrated, automated, efficient and modern manufacturing platforms in the industry. The Company's ability to maintain the strength of its core product lines promotes continued value creation to support future growth opportunities.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products, together with the related service offerings, including marketing strategy, media planning and placement, data insights, response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink. The United States Print and Related Services segment accounted for approximately 91% of the Company's consolidated net sales during the three months ended March 31, 2015.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in France, Poland, Argentina, Brazil, Chile, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 9% of the Company's consolidated net sales during the three months ended March 31, 2015.

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance and certain expenses and income from frozen employee retirement plans, such as pension and other postretirement benefits plans.

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

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management balances the use of cash between compelling investment opportunities, deleveraging the Company's balance sheet (through reduction in debt and pension obligations), and returns to shareholders (including a quarterly shareholder dividend of $0.30 per share).

The Company's consolidated debt and capital leases increased by $31 million at March 31, 2015, as compared to December 31, 2014, primarily to fund the Marin's acquisition and capital expenditures. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $339 million and has reduced the obligations for pension, postretirement and MEPPs by $338 million.

The Company has been working diligently to integrate acquired companies, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 26 plant closures and have reduced headcount by approximately 9,000 employees through March 31, 2015.

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

Postal costs are a significant component of the cost structures of many of the Company's clients and potential clients, and postal rate changes can influence the number of pieces that these clients are willing to print and mail. In January 2014, the USPS implemented a temporary two-year exigent postage rate increase of 6.0% (includes the normal and expected annual CPI increase of 1.7% and an additional 4.3% temporary exigent increase). In January 2015, the USPS filed a proposal with the Postal Regulatory Commission ("PRC") for an April 26, 2015 CPI increase of 2.0%. The PRC rejected the proposal, and in April 2015 the USPS has re-filed for implementation of new prices on May 31, pending approval by the PRC. Quad/Graphics has invested significantly in its mail preparation and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency and partially reduce these costs, however the net impact of increasing postal costs may create a decrease in client demand for print and mail products.

In this increasingly multichannel marketplace, the Company believes that the printing industry will need to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers, as well as driving production efficiencies in response to continued downward print pricing pressures. The Company invested $42 million in capital projects during the three months ended March 31, 2015, and intends to invest a total of $145 million to $165 million in new capital projects in 2015.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions, organic growth opportunities, or acquisitions. Some recent examples of capital investments made by the Company include:

•
The Company completed the acquisition of Copac, a leading international provider of innovative packaging and supply chain solutions, including turnkey packaging design, production and fulfillment services across a range of end markets, on April 14, 2015, for a net purchase price excluding acquired cash of $59 million. Copac, headquartered in Spartanburg, South Carolina, has production facilities in Spartanburg and Santo Domingo, Dominican Republic, and strategically sources product manufacturing over multiple end markets in Central America and Asia, giving it a global footprint. Copac manufactures products such as folding cartons, labels, inserts, tags and specialty envelopes.

•
The Company completed the acquisition of Marin's, a worldwide leader in the point-of-sale display industry headquartered in Paris, France, on February 3, 2015, for a net purchase price excluding acquired cash of $19 million. Marin's specializes in the research and design of display solutions, and its products are produced by a global network of licensees as well as one wide-format digital print, kitting and fulfillment facility in Paris that Marin's owns. Marin's uses its own European based sales force and the global licensees to sell its patented product portfolio.

•
The Company announced its plan to invest in multiple high-speed color digital web presses on January 14, 2015, as part of a three-year strategy to transform the Company's book platform that includes 20 or more of the widest, most productive digital web presses available in the marketplace today. As of March 31, 2015, four digital web presses have been installed.

•
The Company completed the acquisition of Brown Printing on May 30, 2014 for a net purchase price excluding acquired cash of $96 million. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States.

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is the highest seasonal quarter for cash flows from operating activities due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years.

Results of Operations for the Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

Summary Results

The Company's operating income (loss), operating margin, net loss attributable to Quad/Graphics common shareholders (computed using a 40% normalized tax rate) and diluted loss per share attributable to Quad/Graphics common shareholders for the three months ended March 31, 2015, changed from the three months ended March 31, 2014, as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Net Loss Attributable to Quad/Graphics Common Shareholders	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the three months ended March 31, 2014	$11.0	1.0%	$(8.8)	$(0.19)
2015 restructuring, impairment and transaction-related charges(1)	(10.1)	(0.9)%	(6.1)	(0.13)
2014 restructuring, impairment and transaction-related charges(2)	11.9	1.1%	7.1	0.15
Goodwill impairment(3)	(23.3)	(2.1)%	(23.3)	(0.49)
Increase in interest expense(4)	N/A	N/A	(0.9)	(0.02)
Impact of income taxes(5)	N/A	N/A	(0.7)	(0.01)
Decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax(6)	N/A	N/A	(1.8)	(0.04)
Decrease in operating income (loss)(7)	(1.3)	(0.2)%	(0.7)	(0.01)
For the three months ended March 31, 2015	$(11.8)	(1.1)%	$(35.2)	$(0.74)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $10.1 million incurred during the three months ended March 31, 2015, included:

a.	$5.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$6.3 million of impairment charges including: (1) $4.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives and (2) $1.2 million of impairment charges for land and building, $0.9 million of impairment charges for machinery and equipment and $0.1 million of impairment charges for other intangible assets as a result of the Company's Argentina Subsidiaries recently commenced restructuring proceedings;

c.
$(9.2) million of transaction-related charges (income) including a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $0.8 million of professional service fees primarily for the terminated acquisition of Courier and the acquisitions of Marin's and Copac;

d.
$1.8 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.
$6.1 million of various other restructuring charges, including $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

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

e.	$1.5 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)	A $23.3 million non-cash goodwill impairment charge was recorded during the three months ended March 31, 2015 within the Latin America reporting unit.

(4)
Interest expense increased $1.6 million ($0.9 million, net of tax) during the three months ended March 31, 2015, to $22.5 million. This change was due to a higher weighted average interest rate on borrowings due to the debt financing completed in the second quarter of 2014 and increased debt levels in the first three months of 2015 as compared to the first three months of 2014, primarily related to acquisitions.

(5)
The decrease in income tax benefit of $0.7 million as calculated in the following table is primarily due to decreased tax benefits from increased losses in foreign jurisdictions for which the Company does not receive a tax benefit.

	Three Months Ended March 31,
	2015	2014	$ Change
Loss before income taxes and equity in loss of unconsolidated entities	$(34.3)	$(9.9)	$(24.4)
Nondeductible goodwill impairment	23.3	—	23.3
Loss subject to income taxes	(11.0)	(9.9)	(1.1)
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax benefit at 40% normalized tax rate	(4.4)	(3.9)	(0.5)

Income tax benefit from the condensed consolidated statements of operations	(1.0)	(1.2)	(0.2)

Decrease in income tax benefit	$(3.4)	$(2.7)	$(0.7)

(6)
The decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax, of $1.8 million during the three months ended March 31, 2015, was primarily related to a $1.5 million increase in loss from unconsolidated entities (predominantly related to $1.1 million in higher equity losses at the Company's investment in Plural, the Company's Brazilian joint venture).

(7)
Operating income, excluding restructuring, impairment and transaction-related charges and goodwill impairment charges, decreased $1.3 million ($0.7 million, net of tax) primarily due to a decline in earnings from ongoing industry volume and pricing pressures. This decline was partially offset by operating results from the incremental earnings of acquisitions and $5.6 million in lower vacation expense and favorable legal and bankruptcy settlements. The following discussion provides additional details.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2015		2014
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$950.3	85.8%	$953.7	86.5%	$(3.4)	(0.4)%
Services	157.7	14.2%	149.1	13.5%	8.6	5.8%
Total net sales	1,108.0	100.0%	1,102.8	100.0%	5.2	0.5%
Cost of sales:
Products	780.2	70.4%	783.6	71.0%	(3.4)	(0.4)%
Services	115.2	10.4%	109.0	9.9%	6.2	5.7%
Total cost of sales	895.4	80.8%	892.6	80.9%	2.8	0.3%
Selling, general & administrative expenses	109.7	9.9%	103.5	9.4%	6.2	6.0%
Depreciation and amortization	81.3	7.4%	83.8	7.6%	(2.5)	(3.0)%
Restructuring, impairment and transaction-related charges	10.1	0.9%	11.9	1.1%	(1.8)	(15.1)%
Goodwill impairment	23.3	2.1%	—	—%	23.3	100.0%
Total operating expenses	1,119.8	101.1%	1,091.8	99.0%	28.0	2.6%
Operating income	$(11.8)	(1.1)%	$11.0	1.0%	$(22.8)	nm

Net Sales

Product sales decreased $3.4 million, or 0.4%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a $34.1 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year due to ongoing volume and pricing pressures and $13.3 million in negative foreign exchange impact. These decreases were partially offset by a $43.2 million increase from acquisitions.

Service sales, which primarily consist of imaging, logistics and distribution services, increased $8.6 million, or 5.8%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to $5.5 million in increased logistics and imaging sales resulting from the acquisition of Brown Printing and $3.3 million in increased sales of QuadMed medical services.

Cost of Sales

Cost of product sales decreased $3.4 million, or 0.4%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to lower print and paper volumes in product lines owned more than a year and lower employee-related benefit costs, including a $4.0 million vacation reserve reduction due to a vacation policy change. These reductions were partially offset by increased cost of product sales resulting from acquisitions.

Cost of product sales as a percentage of total net sales decreased to 70.4% for the three months ended March 31, 2015, compared to 71.0% for the three months ended March 31, 2014, primarily due to the reasons provided above.

Cost of service sales increased $6.2 million, or 5.7%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to additional costs resulting from sales generated by the Brown Printing acquisition and the QuadMed medical services.

Cost of service sales as a percentage of total net sales increased to 10.4% for the three months ended March 31, 2015, from 9.9% for the three months ended March 31, 2014, primarily due to increased costs of QuadMed medical services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.2 million, or 6.0%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a $7.9 million increase in employee-related costs due to acquisitions and a $1.9 million increase in general administrative expenses, partially offset by $1.7 million in lower bad debt expense and $1.6 million in gains from legal and bankruptcy settlements that were lower than accrued amounts. Selling, general and administrative expenses as a percentage of net sales increased to 9.9% for the three months ended March 31, 2015, from 9.4% for the three months ended March 31, 2014, primarily due to the same reasons.

Depreciation and Amortization

Depreciation and amortization decreased $2.5 million, or 3.0%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a $2.7 million decrease in depreciation expense. The decreased depreciation expense is a result of property, plant and equipment becoming fully depreciated over the past year. This was partially offset by depreciation of property, plant and equipment purchased in the Brown Printing acquisition. The $2.7 million decrease in depreciation expense was partially offset by a $0.2 million increase in amortization expense, primarily due to amortization of customer relationship intangible assets from the companies acquired during 2014 and 2015.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $1.8 million, or 15.1%, for the three months ended March 31, 2015, compared with the three months ended March 31, 2014, primarily due to a $9.8 million decrease in transaction-related charges, a $0.9 million decrease in employee termination charges and a $0.9 million decrease in acquisition-related integration costs, partially offset by a $5.2 million increase in impairment charges and a $4.6 million increase in other restructuring costs.

Restructuring, impairment and transaction-related charges of $10.1 million incurred in the three months ended March 31, 2015, included: (1) $5.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $6.3 million of impairment charges, including $4.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives and $1.2 million of impairment charges for land and building, $0.9 million of impairment charges for machinery and equipment and $0.1 million of impairment charges for other intangible assets as a result of the Company's Argentina Subsidiaries recently commenced restructuring proceedings, (3) $(9.2) million of transaction-related charges (income), which includes a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $0.8 million of professional service fees primarily for the terminated acquisition of Courier and the acquisitions of Marin's and Copac, (4) $1.8 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $6.1 million of various other restructuring charges, including $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges of $11.9 million incurred in the three months ended March 31, 2014, included: (1) $6.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.1 million of impairment charges related to machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives, (3) $0.6 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic, (4) $2.7 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (5) $1.5 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Goodwill Impairment

On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volumes and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. As a result, the Company conducted an interim goodwill impairment assessment of the Latin America reporting unit, which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment. The interim impairment test indicated the goodwill of the Latin America reporting unit was impaired. A non-cash goodwill impairment charge of $23.3 million was recorded in the three months ended March 31, 2015.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, were as follows:

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$67.6	6.1%	$94.7	8.6%

EBITDA decreased $27.1 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to: (1) a $23.3 million non-cash goodwill impairment charge recorded in 2015 and (2) ongoing volume and pricing pressures from excess capacity in the printing industry. These impacts were partially offset by: (1) the additional earnings on sales generated from acquisitions, (2) $5.6 million in lower vacation expense and favorable legal and bankruptcy settlements, and (3) $1.8 million of decreased restructuring, impairment and transaction-related charges.

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

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Net loss attributable to Quad/Graphics common shareholders(1)	$(35.2)	$(8.8)
Interest expense	22.5	20.9
Income tax benefit	(1.0)	(1.2)
Depreciation and amortization	81.3	83.8
EBITDA	$67.6	$94.7
______________________________

(1)	Net loss attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $10.1 million and $11.9 million for the three months ended March 31, 2015, and 2014, respectively.

b.	Non-cash goodwill impairment charge of $23.3 million for the three months ended March 31, 2015.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$857.1	$842.6	$14.5	1.7%
Services	152.2	143.6	8.6	6.0%
Operating income (including restructuring, impairment and transaction-related charges)	17.7	22.3	(4.6)	(20.6)%
Operating margin	1.8%	2.3%	N/A	N/A
Restructuring, impairment and transaction-related charges	$14.6	$9.5	$5.1	53.7%

Net Sales

Product sales for the United States Print and Related Services segment increased $14.5 million, or 1.7%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a $40.8 million increase from acquisitions, partially offset by a $27.6 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year due to ongoing volume and pricing pressures from excess capacity in the printing industry.

Service sales for the United States Print and Related Services segment increased $8.6 million, or 6.0%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to $5.5 million in increased logistics and imaging sales resulting from the Brown Printing acquisition and $3.3 million in increased sales of QuadMed medical services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $4.6 million, or 20.6%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to $5.1 million in increased restructuring, impairment and transaction-related charges and ongoing volume and pricing pressures from excess capacity in the printing industry. These increases in operating income were partially offset by earnings on increased sales from acquisitions and $5.6 million in lower vacation expense, favorable legal and bankruptcy settlements and lower bad debt expense.

Operating margin for the United States Print and Related Services segment decreased to 1.8% for the three months ended March 31, 2015, compared to 2.3% for the three months ended March 31, 2014.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2015, were $14.6 million, consisting of: (1) $4.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $3.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia and Dickson, Tennessee, as well as other capacity reduction restructuring initiatives, (3) $1.5 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $5.5 million of various other restructuring charges, including $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2014, were $9.5 million, consisting of: (1) $4.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $1.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives, (3) $2.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies and (4) $1.1 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$93.2	$111.1	$(17.9)	(16.1)%
Services	5.5	5.5	—	—%
Operating loss (including restructuring, impairment and transaction-related charges and goodwill impairment)	(27.5)	0.1	(27.6)	nm
Operating margin	(27.9)%	0.1%	N/A	N/A
Restructuring, impairment and transaction-related charges	$2.9	$0.5	$2.4	480.0%
Goodwill impairment	23.3	—	23.3	100.0%
Equity in loss of unconsolidated entities	(1.9)	(0.4)	(1.5)	(375.0)%

Net Sales

Product sales for the International segment decreased $17.9 million, or 16.1%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to $13.3 million in foreign exchange losses and $13.2 million in lower volumes in Peru, Mexico, Colombia and Argentina. These decreases were partially offset by a $7.1 million increase in Europe due to higher volumes, which included $2.4 million in sales from the Marin's acquisition.

Service sales for the International segment were flat between periods.

Operating Loss

Operating loss for the International segment increased $27.6 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a $23.3 million non-cash goodwill impairment charge, $2.4 million of higher restructuring and impairment expenses, and the margin impact of lower product sales in Latin America. These increases in operating loss were partially offset by a $1.5 million increase in operating income in Europe.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2015, were $2.9 million, consisting of: (1) $(0.1) million of reductions to employee termination reserves for workforce reductions through facility consolidations and involuntary separation programs, (2) $2.9 million of impairment charges, including $1.2 million for land and building, $0.9 million for machinery and equipment and $0.1 million for other intangible assets as a result of the Company's Argentina Subsidiaries recently commenced restructuring proceedings and $0.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of the facility consolidation in Queretaro, Mexico and (3) $0.1 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2014, were $0.5 million, consisting of: (1) $0.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs and (2) $0.2 million of other restructuring charges.

Goodwill Impairment

On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volumes and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. As a result, the Company conducted an interim goodwill impairment assessment of the Latin America reporting unit, which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment. The interim impairment test indicated the goodwill of the Latin America reporting unit was impaired. A non-cash goodwill impairment charge of $23.3 million was recorded for the three months ended March 31, 2015.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also holds a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition. The equity in loss of unconsolidated entities in the International segment increased $1.5 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a $1.1 million increase in equity losses at Plural, which included $1.2 million in foreign currency losses.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the three months ended March 31, 2015.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$2.0	$11.4	$(9.4)	(82.5)%
Restructuring, impairment and transaction-related charges	(7.4)	1.9	(9.3)	nm

Corporate operating expenses decreased $9.4 million, or 82.5%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to the $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier.

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2015, were $(7.4) million, consisting of: (1) $1.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $(9.2) million of transaction-related charges (income), which includes the $10.0 million non-recurring gain from Courier, partially offset by $0.8 million of professional service fees primarily for the terminated acquisition of Courier and the acquisitions of Marin's and Copac, (3) $0.3 million of acquisition-related integration costs primarily related to professional fees and (4) $0.5 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2014, were $1.9 million, consisting of: (1) $0.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs, (2) $0.6 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic, (3) $0.3 million of acquisition-related integration costs primarily related to professional fees and (4) $0.2 million of other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and $714.1 million of unused available capacity under the revolving credit facility, net of $52.0 million of issued letters of credit, as of March 31, 2015, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders and shareholder dividends. Borrowings under the $850.0 million revolving credit facility were $83.9 million as of March 31, 2015, and peak borrowings were $126.8 million during the three months ended March 31, 2015.

Net Cash Provided by Operating Activities

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net cash provided by operating activities was $64.2 million for the three months ended March 31, 2015, compared to $33.0 million for the three months ended March 31, 2014, resulting in a $31.2 million increase in cash provided by operating activities. The increase was primarily due to a $32.2 million increase in cash flows from changes in operating assets and liabilities from increased collections of receivables and the $10.0 million non-recurring cash receipt from Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by a decrease in cash from earnings.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net cash used in investing activities was $62.9 million for the three months ended March 31, 2015, compared to $58.5 million for the three months ended March 31, 2014, resulting in a $4.4 million increase in cash used in investing activities. The increase was primarily due to $10.6 million of increased cash payments related to acquisitions, driven by $19.0 million net cash paid for the Marin's acquisition on February 3, 2015. The increase in cash used in investing activities was partially offset by a $3.5 million decrease in purchases of property, plant and equipment and a $2.9 million decrease in cash payments for strategic cost-method investments.

Net Cash Provided by Financing Activities

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net cash provided by financing activities was $13.9 million for the three months ended March 31, 2015, compared to $23.7 million for the three months ended March 31, 2014, resulting in a $9.8 million decrease in cash provided by financing activities. The decrease was primarily due to a $9.9 million decrease in net debt borrowings and lease obligations in 2015 as compared to 2014.

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

Free Cash Flow for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Net cash provided by operating activities	$64.2	$33.0
Less: purchases of property, plant and equipment	(42.3)	(45.8)
Free Cash Flow	$21.9	$(12.8)

Free Cash Flow increased $34.7 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due to: (1) a $31.2 million increase in net cash provided by operating activities primarily attributable to improvements in working capital and the receipt of the $10.0 million Courier termination fee and (2) a decrease in capital expenditures of $3.5 million. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and capital lease obligations divided by the sum of: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section above), (2) restructuring, impairment and transaction-related charges, (3) non-cash goodwill impairment charges and (4) pro forma historical results related to the May 30, 2014 acquisition of Brown Printing.

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

The Debt Leverage Ratio at March 31, 2015 and December 31, 2014, was as follows:

	March 31, 2015		December 31, 2014
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,456.4		$1,425.6

Divided by:
Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$537.0		$542.6
Brown Printing pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio(1)	1.2		5.2
Pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$538.2		$547.8

Debt Leverage Ratio	2.71	x	2.60	x
______________________________

(1)
As permitted by the Senior Secured Credit Facility, certain pro forma financial information related to the acquisition of Brown Printing was included when calculating the Debt Leverage Ratio as of March 31, 2015 and December 31, 2014. As the acquisition of Brown Printing was completed on May 30, 2014, the $1.2 million pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio represents the period from April 1, 2014 to May 29, 2014 and the $5.2 million pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio represents the period from January 1, 2014 to May 29, 2014. Pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for Brown Printing was calculated in a consistent manner with the calculation above for Quad/Graphics. Brown Printing's financial information subsequent to the May 30, 2014 acquisition has been included within the Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio as the results of Brown Printing have been consolidated with Quad/Graphics' financial results since that date. If the two months of pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for Brown Printing was not included in the calculation, the Company's Debt Leverage Ratio would have been 2.71x as of March 31, 2015. If the five months of pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for Brown Printing was not included in the calculation, the Company's Debt Leverage Ratio would have been 2.63x as of December 31, 2014.

The calculation of Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the trailing twelve months ended March 31, 2015 and December 31, 2014, were as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Three Months Ended
	December 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	$18.6	$(35.2)	$(8.8)	$(7.8)
Interest expense(1)	92.9	22.5	20.9	94.5
Income tax expense (benefit)(1)	20.2	(1.0)	(1.2)	20.4
Depreciation and amortization(1)	336.4	81.3	83.8	333.9
EBITDA	$468.1	$67.6	$94.7	$441.0
Restructuring, impairment and transaction-related charges(1)	67.3	10.1	11.9	65.5
Goodwill impairment	—	23.3	—	23.3
Loss on debt extinguishment(1)	7.2	—	—	7.2
Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$542.6	$101.0	$106.6	$537.0
______________________________

(1)	Financial information for the year ended December 31, 2014 is included as reported in the Company's 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015.

The Debt Leverage Ratio increased 0.11x at March 31, 2015, compared to December 31, 2014, primarily due to increased borrowings in 2014 of $30.8 million primarily to fund the Marin's acquisition and decreased Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio. The Debt Leverage Ratio at March 31, 2015 of 2.71x is above management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above or below the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities like the Marin's and Brown Printing acquisitions and seasonal working capital needs.

Debt Obligations

During the three months ended March 31, 2015, the Company utilized a combination of the following significant debt instruments to fund cash requirements, including:

•	$1.9 billion Debt Financing Arrangements which includes:

◦	Senior Secured Credit Facility:

▪	$850.0 million Revolving Credit Facility ($83.9 million outstanding as of March 31, 2015);

▪	$450.0 million Term Loan A ($433.1 million outstanding as of March 31, 2015); and

▪	$300.0 million Term Loan B ($295.1 million outstanding as of March 31, 2015);

◦	Senior Unsecured Notes ($300.0 million outstanding as of March 31, 2015);

•	Master Note and Security Agreement ($314.1 million outstanding as of March 31, 2015); and a

•	$13.2 million international revolving credit facility (none outstanding as of March 31, 2015).

Covenants and Compliance

The Company's various lending arrangements included certain financial covenants (all financial terms, numbers and ratios in this section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2015:

•
Total leverage ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2015, the Company's total leverage ratio was 2.68 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2015, the Company's senior secured leverage ratio was 2.14 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended March 31, 2015, the Company's minimum interest coverage ratio was 5.69 to 1.00).

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

As of March 31, 2015, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2015, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on March 2, 2015.

New Accounting Pronouncements

In April 2015, the FASB issued new guidance related to the accounting for cloud computing arrangements that contain a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with current guidance on the accounting for software licenses. However, if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In April 2015, the FASB issued new guidance which changes the presentation of debt issuance costs in financial statements. Under this guidance, debt issuance costs shall be recorded in the balance sheet as a direct deduction from the face amount of the related debt liability and amortization of debt issuance costs shall be recorded as interest expense; as opposed to recording on the balance sheet as an asset (i.e., as a deferred charge) under current guidance. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. This new guidance is required to be retrospectively applied to all prior periods. The adoption of this guidance will not have a material impact on the Company's condensed consolidated financial position.

In January 2015, the FASB issued new guidance eliminating the concept of extraordinary items, which is an event or transaction that is both unusual in nature and infrequently occurring. Under this guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations, (2) separately present an extraordinary item on its statements of operations, net of tax, after earnings from continuing operations, or (3) disclose income taxes and earnings per share data applicable to an extraordinary item. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In May 2014, the FASB issued new guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. In April 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard. The guidance under this deferral action makes the standard effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements and determining which transition method to use.

Application of Critical Accounting Policies and Estimates

Goodwill is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. One of these indicators is entity-specific events, which may be evidenced by, among other things, a contemplation of bankruptcy. On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volumes and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. As a result, the Company conducted an interim goodwill impairment assessment of the Latin America reporting unit which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment.

In the first step, the Company compared the estimated fair value of the Latin America reporting unit to it to its carrying amount, including the goodwill. Fair value was determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting unit based on market multiples of comparable publicly-traded companies. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for the definition of Level 3 inputs). If the carrying amount of such reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment charge.

Step two requires the allocation of the estimated fair value of the Latin America reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of the goodwill, which is then compared to the corresponding carrying value of the goodwill to compute the goodwill impairment charge. The Company's methodologies for valuing goodwill are applied consistently on a year-over-year basis. The assumptions used in performing the March 31, 2015 interim goodwill impairment assessment were evaluated in light of market and business conditions. The Company continues to believe that the discounted cash flow model and market multiples model provides a reasonable and meaningful fair value estimate based upon the reporting unit's projections of future operating results and cash flows and replicates how market participants would value the Company's reporting unit.

Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, working capital levels, terminal value multiples and a 13.3% after-tax weighted average cost of capital. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples.

For the interim goodwill impairment assessment of the Latin America reporting unit as of March 31, 2015, the fair value of the reporting unit was below its carrying amount. The Company performed the step two additional fair value measurement calculation as described above to determine whether a Latin America reporting unit impairment charge should be recorded. As part of this calculation, the Company also estimated the fair values of significant tangible and intangible long-lived assets of the Latin America reporting unit. The Company recorded a $23.3 million non-cash goodwill impairment charge as a result of the interim goodwill impairment assessment during the three months ended March 31, 2015, on a separate line item entitled "Goodwill Impairment" in the Company's condensed consolidated statements of operations. The goodwill impairment charge resulted from a reduction in estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014, and as reviewed for any additional indications of impairment as of December 31, 2014. This impairment charge in the Latin America reporting unit eliminated the entire goodwill balance within the International segment as of March 31, 2015.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of March 31, 2015, the Company had fixed rate debt and capital leases outstanding of $641.4 million at a current weighted average interest rate of 7.2% and variable rate debt outstanding of $815.0 million at a current weighted average interest rate of 3.1%. The variable rate debt outstanding at March 31, 2015 is primarily comprised of the $1.6 billion Senior Secured Credit Facility entered into on April 28, 2014, including $433.1 million outstanding on the $450.0 million Term Loan A, $295.1 million outstanding on the $300.0 million Term Loan B and $83.9 million outstanding on the $850.0 million revolving credit facility. The Term Loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the Term Loan B will not begin to fluctuate until LIBOR exceeds that percentage. At March 31, 2015, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the Term Loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the Term Loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.7% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2015, by approximately $6.9 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $57.3 million as of March 31, 2015, and $57.8 million as of December 31, 2014.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three months ended March 31, 2015, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A, "Risk Factors," of the Company's 2014 Annual Report on Form 10-K, filed with the SEC on March 2, 2015. No material changes to such risk factors occurred during the period from January 1, 2015 through March 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The following table provides information about the Company's repurchases of its class A stock in the first quarter ended March 31, 2015:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2015 to January 31, 2015	—		$—	—	$91,768,100
February 1, 2015 to February 28, 2015	—		—	—	91,768,100
March 1, 2015 to March 31, 2015	66,749	(3)	—	—	91,768,100
Total	66,749			—
______________________________

(1)	Represents shares of our class A common stock.

(2)
On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the first quarter ended March 31, 2015. As of March 31, 2015, there were $91.8 million of authorized repurchases remaining under the program.

(3)
Represents 66,749 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock and restricted stock units under the Omnibus Plan.

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

QUAD/GRAPHICS, INC.

Date:	May 6, 2015	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2015	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended March 31, 2015

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

(101)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.