Form 10-Q
period 2015-09-30
Quad/Graphics, Inc.
filed 2015-11-04
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of November 2, 2015

Class A Common Stock	35,407,352

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended September 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales
Products	$998.6	$1,068.3	$2,878.3	$2,968.2
Services	157.4	168.1	464.7	470.0
Total net sales	1,156.0	1,236.4	3,343.0	3,438.2
Cost of sales
Products	817.8	864.2	2,365.6	2,430.1
Services	112.6	113.2	336.9	332.8
Total cost of sales	930.4	977.4	2,702.5	2,762.9
Operating expenses
Selling, general and administrative expenses	106.1	107.0	326.2	310.9
Depreciation and amortization	81.0	84.3	245.7	253.4
Restructuring, impairment and transaction-related charges	35.6	14.1	80.0	45.9
Goodwill impairment	775.0	—	798.3	—
Total operating expenses	1,928.1	1,182.8	4,152.7	3,373.1
Operating income (loss)	$(772.1)	$53.6	$(809.7)	$65.1
Interest expense	22.3	25.1	66.4	69.5
Loss on debt extinguishment	—	—	—	6.0
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	(794.4)	28.5	(876.1)	(10.4)
Income tax expense (benefit)	(244.9)	3.1	(249.7)	(7.7)
Earnings (loss) before equity in loss of unconsolidated entities	(549.5)	25.4	(626.4)	(2.7)
Equity in loss of unconsolidated entities	(2.7)	(1.0)	(6.1)	(4.8)
Net earnings (loss)	$(552.2)	$24.4	$(632.5)	$(7.5)
Net loss attributable to noncontrolling interests	—	—	—	0.3
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(552.2)	$24.4	$(632.5)	$(7.2)

Earnings (loss) per share attributable to Quad/Graphics common shareholders
Basic	$(11.50)	$0.51	$(13.20)	$(0.16)
Diluted	$(11.50)	$0.50	$(13.20)	$(0.16)

Dividends declared per share	$0.30	$0.30	$0.90	$0.90

Weighted average number of common shares outstanding
Basic	48.0	47.5	47.9	47.4
Diluted	48.0	48.6	47.9	47.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings (loss)	$(552.2)	$24.4	$(632.5)	$(7.5)
Other comprehensive loss
Translation adjustments	(6.7)	(23.0)	(29.8)	(22.8)
Pension and other postretirement benefit plan adjustments	—	(1.5)	—	(4.5)
Other comprehensive loss, before tax	(6.7)	(24.5)	(29.8)	(27.3)

Income tax benefit related to items of other comprehensive loss	—	0.6	—	1.7

Other comprehensive loss, net of tax	(6.7)	(23.9)	(29.8)	(25.6)

Total comprehensive income (loss)	(558.9)	0.5	(662.3)	(33.1)

Less: comprehensive loss attributable to noncontrolling interests	—	—	—	0.3

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(558.9)	$0.5	$(662.3)	$(32.8)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$14.2	$9.6
Receivables, less allowances for doubtful accounts of $57.6 million at September 30, 2015 and $57.8 million at December 31, 2014	636.9	766.2
Inventories	347.8	287.8
Prepaid expenses and other current assets	50.1	39.1
Deferred income taxes	44.2	48.4
Restricted cash	30.6	31.2
Total current assets	1,123.8	1,182.3

Property, plant and equipment—net	1,774.9	1,855.5
Goodwill	5.7	775.5
Other intangible assets—net	149.6	149.1
Equity method investments in unconsolidated entities	4.6	42.0
Other long-term assets	65.3	52.8
Total assets	$3,123.9	$4,057.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$345.6	$406.9
Amounts owing in satisfaction of bankruptcy claims	1.4	1.4
Accrued liabilities	353.3	358.1
Short-term debt and current portion of long-term debt	94.3	92.0
Current portion of capital lease obligations	4.7	4.2
Total current liabilities	799.3	862.6

Long-term debt	1,410.5	1,299.7
Unsecured notes to be issued	7.4	9.0
Capital lease obligations	9.2	9.7
Deferred income taxes	141.5	384.4
Other long-term liabilities	305.2	339.3
Total liabilities	2,673.1	2,904.7

Commitments and contingencies (Note 8)

Shareholders' equity (Note 17)
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	952.7	971.3
Treasury stock, at cost	(193.8)	(218.8)
Retained earnings (accumulated deficit)	(163.1)	515.2
Accumulated other comprehensive loss	(146.4)	(116.6)
Total shareholders' equity	450.8	1,152.5

Total liabilities and shareholders' equity	$3,123.9	$4,057.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(632.5)	$(7.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	245.7	253.4
Impairment charges	39.9	6.2
Goodwill impairment	798.3	—
Amortization of debt issuance costs and original issue discount	3.3	3.2
Loss on debt extinguishment	—	6.0
Stock-based compensation	4.0	13.2
Foreign exchange losses on sale of investment	6.0	—
Gain on sale or disposal of property, plant and equipment	(2.1)	—
Deferred income taxes	(256.3)	10.5
Equity in loss of unconsolidated entities	6.1	4.8
Changes in operating assets and liabilities—net of acquisitions	(33.2)	(215.0)
Net cash provided by operating activities	179.2	74.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(111.2)	(113.1)
Cost investment in unconsolidated entities	(1.2)	(4.1)
Proceeds from the sale of property, plant and equipment	4.8	0.8
Proceeds from the sale of investments	14.0	—
Transfers from restricted cash	0.6	14.6
Acquisition of businesses—net of cash acquired (Note 2)	(140.8)	(112.5)
Net cash used in investing activities	(233.8)	(214.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,047.0
Payments of long-term debt	(69.6)	(732.3)
Payments of capital lease obligations	(3.6)	(5.8)
Borrowings on revolving credit facilities	1,182.4	1,010.2
Payments on revolving credit facilities	(1,006.1)	(1,108.9)
Payments of debt issuance costs	—	(14.3)
Bankruptcy claim payments on unsecured notes to be issued	(0.1)	(7.9)
Sale of stock for options exercised	2.2	1.8
Shares withheld from employees for the tax obligation on equity grants	(1.6)	(1.0)
Tax benefit (expense) on equity award activity	1.8	(0.9)
Payment of cash dividends	(44.6)	(43.6)
Net cash provided by financing activities	60.8	144.3
Effect of exchange rates on cash and cash equivalents	(1.6)	0.9
Net increase in cash and cash equivalents	4.6	5.7
Cash and cash equivalents at beginning of period	9.6	13.1
Cash and cash equivalents at end of period	$14.2	$18.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

The financial information contained herein reflects all normal recurring adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2015 and 2014. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Acquisitions and Strategic Investments

2015 Specialty Finishing, Inc. Acquisition

The Company completed the acquisition of Specialty Finishing, Inc. ("Specialty") on August 25, 2015, for $61.8 million. Specialty is a full-service paperboard folding carton manufacturer and logistics provider located in Omaha, Nebraska. The purchase price of $61.8 million includes $0.1 million of acquired cash for a net purchase price of $61.7 million. Included in the preliminary purchase price allocation are $13.3 million of identifiable customer relationship intangible assets, which are amortized over their estimated useful lives of six years, and $5.7 million of goodwill. The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Specialty's operations are included in the United States Print and Related Services segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

2015 Copac Global Packaging, Inc. Acquisition

The Company completed the acquisition of Copac Global Packaging, Inc. ("Copac") on April 14, 2015, for $59.4 million. Copac is a leading international provider of innovative packaging and supply chain solutions, including turnkey packaging design, production and fulfillment services across a range of end markets. Copac manufactures products such as folding cartons, labels, inserts, tags and specialty envelopes, and has production facilities in Spartanburg, South Carolina and Santo Domingo, Dominican Republic, as well as strategically sourcing product manufacturing over multiple end markets in Central America and Asia, giving it a global footprint. The purchase price of $59.4 million includes $0.9 million of acquired cash for a net purchase price of $58.5 million. Included in the preliminary purchase price allocation are $30.4 million of identifiable customer relationship intangible assets, which are amortized over their estimated useful lives of six years, and $23.7 million of goodwill. The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Copac's operations are included in the United States Print and Related Services segment.

2015 Marin's International Acquisition

The Company completed the acquisition of Marin's International, S.A. ("Marin's") on February 3, 2015, for $29.1 million. Marin's, headquartered in Paris, France, is a worldwide leader in the point-of-sale display industry and specializes in the research and design of display solutions. Marin's products are produced by a global network of licensees, as well as one wide-format digital print, kitting and fulfillment facility in Paris. Marin's uses its own European–based sales force and the global licensees to sell its patented product portfolio. The purchase price of $29.1 million includes $10.1 million of acquired cash for a net purchase price of $19.0 million. Identifiable intangible assets of $18.3 million have been recorded through the preliminary purchase price allocation and have estimated useful lives ranging from five to six years. The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The final purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Marin's operations are included in the International segment.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(actual)	(actual)	(actual)	(pro forma)
Net sales	$1,156.0	$1,236.4	$3,343.0	$3,583.4
Net earnings (loss) attributable to common shareholders	(552.2)	24.4	(632.5)	(8.0)
Diluted net earnings (loss) per share attributable to common shareholders	(11.50)	0.50	(13.20)	(0.18)

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2015 and 2014 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee termination charges	$9.0	$2.4	$21.5	$21.1
Impairment charges	15.8	3.1	39.9	6.2
Transaction-related charges (income)	0.9	0.4	(7.3)	1.7
Integration costs	0.6	4.1	4.4	8.7
Other restructuring charges	9.3	4.1	21.5	8.2
Total	$35.6	$14.1	$80.0	$45.9

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 19, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. The Company has announced a total of 29 plant closures and has reduced headcount by approximately 9,500 employees since 2010.

The Company announced the closures of the Enfield, Connecticut; Loveland, Colorado; Pilar, Argentina; and Queretaro, Mexico plants during the nine months ended September 30, 2015. The Company recorded the following charges as a result of plant closures and other restructuring programs for the three and nine months ended September 30, 2015 and 2014:

•
Employee termination charges of $9.0 million and $21.5 million during the three and nine months ended September 30, 2015, respectively, and $2.4 million and $21.1 million during the three and nine months ended September 30, 2014, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
Integration costs of $0.6 million and $4.4 million during the three and nine months ended September 30, 2015, respectively, and $4.1 million and $8.7 million during the three and nine months ended September 30, 2014, respectively. Integration costs were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies.

•
Other restructuring charges of $9.3 million and $21.5 million during the three and nine months ended September 30, 2015, respectively, which consisted of: (1) $2.6 million and $9.3 million, respectively, of vacant facility carrying costs; (2) $0.3 million and $1.6 million, respectively, of equipment and infrastructure removal costs from closed plants; and (3) $0.4 million and $4.6 million, respectively, of lease exit charges primarily related to the closure of the Atlanta, Georgia facility. The Company also recorded a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment (see Note 7, "Equity Method Investments in Unconsolidated Entities," for additional details). Other restructuring charges of $4.1 million and $8.2 million during the three and nine months ended September 30, 2014, respectively, which consisted of: (1) $2.7 million and $5.2 million, respectively, of vacant facility carrying costs; (2) $1.1 million and $1.5 million, respectively, of equipment and infrastructure removal costs from closed plants; and (3) $0.3 million and $1.5 million, respectively, of lease exit charges.

The restructuring charges recorded are based on plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $15.8 million and $39.9 million during the three and nine months ended September 30, 2015, respectively, consisting of: (1) $16.7 million of impairment charges recorded in the second quarter of 2015 to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," for additional details related to the impairment of the Company's equity method investment in Chile); (2) $15.8 million and $21.0 million during the three and nine months ended September 30, 2015, respectively, of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; and (3) $2.2 million of impairment charges recorded in the first quarter of 2015 as a result of the restructuring proceedings in Argentina for the Company's Argentina subsidiaries, World Color Argentina, S. A. and Morvillo (the "Argentina Subsidiaries") for land, building, machinery and equipment and other intangible assets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

The non-cash goodwill impairment charges included in the line item entitled goodwill impairment on the Company's condensed consolidated statements of operations are discussed in Note 4, "Goodwill and Other Intangible Assets."

Transaction-Related Charges (Income)

The Company incurs transaction-related charges (income) primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges (income) of $0.9 million and $(7.3) million during the three and nine months ended September 30, 2015, respectively, which, in the nine month period, includes a $10.0 million non-recurring gain as a result of Courier Corporation's ("Courier") termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $2.7 million of professional service fees including fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac and Specialty. The Company recognized transaction-related charges of $0.4 million and $1.7 million during the three and nine months ended September 30, 2014, respectively, which primarily included professional service fees for the acquisitions of Brown Printing and Unigraphic. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the nine months ended September 30, 2015, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges (Income)	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2014	$10.0	$—	$0.5	$1.8	$13.6	$25.9
Expense (income)	21.5	39.9	(7.3)	4.4	21.5	80.0
Cash receipts (payments)	(18.3)	—	7.2	(4.9)	(16.9)	(32.9)
Non-cash adjustments	—	(39.9)	—	—	(5.9)	(45.8)
Balance at September 30, 2015	$13.2	$—	$0.4	$1.3	$12.3	$27.2

The Company's restructuring, impairment and transaction-related reserves at September 30, 2015, included a short-term and a long-term component. The short-term portion included $21.6 million in accrued liabilities and $1.4 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $4.2 million is included in other long-term liabilities (see Note 13, "Other Long-Term Liabilities") in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 4. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units and is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.

United States Print and Related Services Segment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015. In determining the fair value of each reporting unit, the Company used an equal weighting of both the income and market approaches, except for the Other United States Products and Services reporting unit for which only an income approach was used. After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. As such, each of the three reporting units failed step one of the goodwill impairment test.

Step two of the goodwill impairment test requires the Company to perform a hypothetical purchase price allocation for each reporting unit to determine the implied fair value of goodwill and compare the implied fair value of goodwill to the carrying amount of goodwill. The estimate of fair value is complex and requires significant judgment. Accounting guidance provides that a company should recognize an estimated impairment charge to the extent it determines that it is probable that an impairment loss has occurred, and such impairment can be reasonably estimated. Based on the best estimate as of September 30, 2015, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million ($532.6 million after tax). A third-party valuation firm has been engaged to assist in the step two valuation process. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth quarter of 2015.

International Segment

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

The goodwill impairment charges in both segments resulted from a reduction in estimated fair value of each reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014.

Goodwill at September 30, 2015, included $798.3 million of accumulated impairment losses, of which $775.0 million relates to the United States Print and Related Services segment and $23.3 million relates to the International segment. Goodwill at December 31, 2014, did not include any accumulated impairment losses. Non-cash goodwill impairment charges of $775.0 million and $798.3 million were recorded during the three and nine months ended September 30, 2015, respectively. No goodwill impairment was recorded for the three and nine months ended September 30, 2014. Activity impacting goodwill for the nine months ended September 30, 2015, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2014	$751.3	$24.2	$775.5
Copac acquisition (see Note 2)	23.7	—	23.7
Specialty acquisition (see Note 2)	5.7	—	5.7
Impairment	(775.0)	(23.3)	(798.3)
Translation adjustments	—	(0.9)	(0.9)
Balance at September 30, 2015	$5.7	$—	$5.7

The components of other intangible assets at September 30, 2015, and December 31, 2014, were as follows:

		September 30, 2015			December 31, 2014
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	5	$20.5	$(4.9)	$15.6	$5.1	$(3.8)	$1.3
Customer relationships	6	488.3	(355.0)	133.3	445.1	(298.5)	146.6
Capitalized software	5	6.5	(6.2)	0.3	6.7	(6.3)	0.4
Acquired technology	5	6.3	(5.9)	0.4	6.7	(5.9)	0.8
Total		$521.6	$(372.0)	$149.6	$463.6	$(314.5)	$149.1

The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at September 30, 2015, and December 31, 2014, differs from the value originally recorded at acquisition due to the effects of currency fluctuations between the purchase date and September 30, 2015, and December 31, 2014.

Intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. No impairment was identified related to other intangible assets as of September 30, 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Amortization expense for other intangible assets was $20.8 million and $60.4 million for the three and nine months ended September 30, 2015, respectively, and $19.9 million and $58.0 million for the three and nine months ended September 30, 2014, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of September 30, 2015:

Amortization Expense
Remainder of 2015	$21.7
2016	54.4
2017	22.4
2018	21.9
2019	17.8
2020 and thereafter	11.4
Total	$149.6

Note 5. Inventories

The components of inventories at September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Raw materials and manufacturing supplies	$189.0	$185.4
Work in process	69.4	53.9
Finished goods	89.4	48.5
Total	$347.8	$287.8

Note 6. Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Land	$140.9	$143.4
Buildings	973.6	959.6
Machinery and equipment	3,647.9	3,600.7
Other(1)	227.9	229.4
Construction in progress	33.4	40.1
Property, plant and equipment—gross	$5,023.7	$4,973.2
Less: accumulated depreciation	(3,248.8)	(3,117.7)
Property, plant and equipment—net	$1,774.9	$1,855.5
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

The Company recorded impairment charges of $9.8 million and $17.1 million for the three and nine months ended September 30, 2015, respectively, and $3.1 million and $6.2 million for the three and nine months ended September 30, 2014, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 3, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges).

The Company recognized depreciation expense of $60.2 million and $185.3 million for the three and nine months ended September 30, 2015, respectively, and $64.4 million and $195.4 million for the three and nine months ended September 30, 2014, respectively.

Assets Held for Sale

Certain closed facilities are considered held for sale. The net book value of the assets held for sale was $5.6 million and $1.8 million as of September 30, 2015, and December 31, 2014, respectively. These assets are carried at the lesser of original cost or fair value less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Note 7. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural Industria Gráfica Ltda. ("Plural"), a commercial printer based in São Paulo, Brazil. The Company had a 50% ownership interest in Quad/Graphics Chile S.A. ("Chile"), a commercial printer based in Santiago, Chile, until the Company sold its ownership interest in Chile on July 31, 2015. The Company's ownership interest in Plural and Chile was accounted for using the equity method of accounting for all periods presented. The Company's equity loss of Plural's and Chile's operations was recorded in equity in loss of unconsolidated entities in the Company's condensed consolidated statements of operations, and was included within the International segment.

The Company reviews its equity method investments regularly for indicators of other than temporary impairment. During the second quarter of 2015, the Company recorded a $16.7 million impairment charge to reduce the book value of the 50% ownership interest in Chile to fair value based on the intent to sell the investment. The impairment is recorded in restructuring, impairment and transaction-related charges on the condensed consolidated statement of operations, and is included within the International segment. The fair value measurement of the investment, which was classified as Level 3 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs), was determined using internal expertise of current marketplace conditions.

On July 31, 2015, the Company sold its 50% ownership interest in Chile for $10.5 million. The Company recorded a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment during the three and nine months ended September 30, 2015, which is recorded within restructuring, impairment and transaction-related charges on the condensed consolidated statements of operations.

The combined condensed statements of operations of unconsolidated entities for the three and nine months ended September 30, 2015 and 2014, were as follows. Results from the Chile equity method investment are included in the following table through the July 31, 2015 sale date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$20.9	$46.1	$88.8	$142.4
Operating loss	(4.7)	(1.4)	(10.9)	(7.0)
Net loss	(5.5)	(1.8)	(12.4)	(9.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.4 million of such recorded claims have yet to be paid as of September 30, 2015, and December 31, 2014, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

In the nine months ended September 30, 2015, $0.1 million of the restricted cash was paid to Class 3 Claim creditors. There were $0.5 million in refunds of restricted cash received during the nine months ended September 30, 2015. At September 30, 2015, a $28.5 million maximum potential payout to the Class 3 Claim creditors remains and is classified as restricted cash in the condensed consolidated balance sheet. Based on the Company's analysis of the outstanding claims, the Company has a liability of $7.4 million at September 30, 2015, classified as unsecured notes to be issued in the condensed consolidated balance sheets. Activity impacting restricted cash and unsecured notes to be issued for the nine months ended September 30, 2015, was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2014	$29.1	$9.0
Class 3 claim payments	(0.1)	(0.1)
Restricted cash refunded	(0.5)	—
Non-cash adjustments	—	(1.5)
Balance at September 30, 2015	$28.5	$7.4

The components of restricted cash at September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Defeasance of unsecured notes to be issued	$28.5	$29.1
Other	2.1	2.1
Total	$30.6	$31.2

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 10. Debt

The components of long-term debt as of September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Master note and security agreement	$271.5	$316.6
Term loan A—$450.0 million due April 2019	419.1	438.8
Term loan B—$300.0 million due April 2021	293.8	295.8
Revolving credit facility—$850.0 million due April 2019	220.2	43.9
Senior unsecured notes—$300.0 million due May 2022	300.0	300.0
International revolving credit facility—$13.2 million	—	0.2
Equipment term loans	14.4	13.3
Other	2.9	3.1
Debt issuance costs	(17.1)	(20.0)
Total debt	$1,504.8	$1,391.7
Less: short-term debt and current portion of long-term debt	(94.3)	(92.0)
Long-term debt	$1,410.5	$1,299.7

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of total debt was approximately $1.5 billion and $1.3 billion at September 30, 2015, and December 31, 2014, respectively. The fair value determination of total debt was categorized as Level 2 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

Debt Issuance Costs and Original Issue Discount

The Company incurred $14.3 million in debt issuance costs in conjunction with the $1.9 billion debt financing arrangement completed on April 28, 2014. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, of the $14.3 million in new debt issuance costs, $11.0 million was capitalized and is classified as a reduction of long-term debt in the condensed consolidated balance sheets as discussed in Note 21, "New Accounting Pronouncements," and $3.3 million was expensed and is classified as loss on debt extinguishment in the condensed consolidated statements of operations for the nine months ended September 30, 2014.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

Amortization expense for debt issuance costs and original issue discount was $1.1 million and $3.3 million for the three and nine months ended September 30, 2015, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2014, respectively. The debt issuance costs and original issue discount are being amortized on a straight-line basis over the five, seven and eight year lives of the related debt instruments.

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2015:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2015, the Company's total leverage ratio was 3.05 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2015, the Company's senior secured leverage ratio was 2.46 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended September 30, 2015, the Company's minimum interest coverage ratio was 5.86 to 1.00).

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

In addition to those covenants, the Company's $1.6 billion senior secured credit facility (the "Senior Secured Credit Facility") also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock, including:

•
If the Company's total leverage ratio is greater than 3.00 to 1.00 (as defined in the Senior Secured Credit Facility), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. As the Company's total leverage ratio as of September 30, 2015 was 3.05 to 1.00, the limitations described above are currently applicable.

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

Note 11. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly, and items discrete to a specific quarter are reflected in tax expense for that interim period. The effective income tax rate for the interim period can differ from the statutory tax rate, as it reflects changes in valuation allowances due to expected current year earnings or loss and other discrete items, such as changes in the liability for unrecognized tax benefits related to establishment and settlement of income tax exposures.

The Company recorded $775.0 million and $798.3 million of non-cash goodwill impairment charges during the three and nine months ended September 30, 2015, respectively, of which $716.4 million and $739.7 million, respectively, is nondeductible for income tax purposes. The total tax benefit related to the goodwill impairment was $242.4 million, composed of: (1) a $22.0 million tax benefit on the $58.6 million of deductible goodwill and (2) a $220.4 million deferred tax benefit associated with the reduction of a deferred tax liability related to the investments in United States subsidiaries due to the effects of the goodwill impairment in the United States Print and Related Services segment. The deferred tax liability related to the investments in United States subsidiaries was originally established when the former World Color Press Inc. entities emerged from bankruptcy in 2009. During the three and nine months ended September 30, 2015, the Company's effective tax rate was less than the statutory tax rate primarily due to the impact of these items and losses in foreign jurisdictions where the Company does not receive a tax benefit.

The Company's liability for unrecognized tax benefits as of September 30, 2015, was $30.7 million. There was a $0.4 million change in the liability since December 31, 2014, primarily due to the resolution of income tax audits. The Company anticipates a decrease to its liability for unrecognized tax benefits of $1.8 million within the next twelve months due to resolution of income tax audits or statute expirations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of September 30, 2015.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of September 30, 2015, and December 31, 2014. See Note 10, "Debt," for further discussion on the fair value of the Company's debt.

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

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of September 30, 2015.

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the three and nine months ended September 30, 2015 and 2014, as the Company takes delivery in the normal course of business.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 13. Other Long-Term Liabilities

The components of other long-term liabilities as of September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Single employer pension and postretirement obligations	$142.9	$161.5
Multiemployer pension plans—withdrawal liability	33.6	39.1
Tax-related liabilities	18.8	17.4
Employee-related liabilities	64.4	67.6
Restructuring reserve	4.2	6.1
Other	41.3	47.6
Total	$305.2	$339.3

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

The components of the net pension income and net postretirement benefits income for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pension income
Interest cost	$(6.7)	$(7.3)	$(20.1)	$(21.9)
Expected return on plan assets	8.7	8.6	26.1	25.8
Net pension income	$2.0	$1.3	$6.0	$3.9

Postretirement benefits income
Interest cost	$—	$—	$—	$(0.1)
Amortization of prior service credit	—	1.5	—	4.4
Amortization of actuarial gain	—	—	—	0.1
Net postretirement benefits income	$—	$1.5	$—	$4.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

The Company made the following contributions and benefit payments to its defined benefit pension plans during the nine months ended September 30, 2015:

Nine Months Ended
September 30, 2015
Contributions on qualified pension plans	$11.9
Benefit payments on non-qualified pension plans	0.6
Total	$12.5

Multiemployer Pension Plans ("MEPPs")

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

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The Company is in the process of determining the final withdrawal payment, and is currently in litigation with the MEPPs' trustees to determine the amount and duration of the payments. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. The Company made payments totaling $9.3 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively, as requested by the MEPPs and as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators.

The Company has reserved $49.7 million as its estimate of the total MEPPs withdrawal liability as of September 30, 2015, of which $33.6 million is recorded in other long-term liabilities, $10.6 million is recorded in accrued liabilities and $5.5 million is recorded as a World Color Press Inc. bankruptcy liability in unsecured notes to be issued in the condensed consolidated balance sheets. This estimate may increase or decrease depending on the final agreement with the MEPPs' trustees.

Note 15. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed as net earnings (loss) attributable to Quad/Graphics common shareholders less the allocation of participating securities, divided by the basic weighted average common shares outstanding of 48.0 million and 47.9 million shares for the three and nine months ended September 30, 2015, respectively, and 47.5 million and 47.4 million shares for the three and nine months ended September 30, 2014, respectively. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award; (2) the amount of unearned stock-based compensation costs attributed to future services; and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss attributable to Quad/Graphics common shareholders incurred during the three and nine months ended September 30, 2015, and during the nine months ended September 30, 2014, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share attributable to Quad/Graphics

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

common shareholders calculation for those periods. Anti-dilutive equity instruments of 2.0 million of class A common shares were excluded from the computation of diluted net earnings per share for the three months ended September 30, 2014.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in the computation of earnings (loss) per share pursuant to the two-class method. The Company had no unvested participating securities as of September 30, 2015, as the stock options granted on November 18, 2011, became fully vested on November 18, 2014. The Company's participating securities as of September 30, 2014, were composed of unvested stock options granted on November 18, 2011. The Company's participating securities had no impact on basic and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the three months ended September 30, 2014, and increased basic and diluted loss per share attributed to Quad/Graphics common shareholders by $0.01 for the nine months ended September 30, 2014.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three and nine months ended September 30, 2015 and 2014, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(552.2)	$24.4	$(632.5)	$(7.2)
Adjustments to net earnings (loss) attributable to Quad/Graphics common shareholders
Allocation to participating securities	—	(0.2)	—	(0.4)
Net earnings (loss) attributable to Quad/Graphics common shareholders – adjusted	$(552.2)	$24.2	$(632.5)	$(7.6)

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	48.0	47.5	47.9	47.4
Plus: effect of dilutive equity incentive instruments	—	1.1	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	48.0	48.6	47.9	47.4

Earnings (loss) per share attributable to Quad/Graphics common shareholders
Basic	$(11.50)	$0.51	$(13.20)	$(0.16)
Diluted	$(11.50)	$0.50	$(13.20)	$(0.16)

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30	$0.90	$0.90

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complimentary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. The Omnibus plan provides for an aggregate 7,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's board of directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of September 30, 2015, there are 1,156,883 shares available for issuance under the Omnibus Plan.

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

Equity Incentive Compensation Expense

The total compensation expense (income) recognized related to all equity incentive programs was income of $(1.9) million and expense of $4.0 million for the three and nine months ended September 30, 2015, respectively, and expense of $4.6 million and $13.2 million for the three and nine months ended September 30, 2014, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of September 30, 2015, is approximately $19.4 million. Estimated future compensation expense is $3.1 million for 2015, $10.0 million for 2016, $5.5 million for 2017 and $0.8 million for 2018.

Net tax benefit (expense) on equity award activity, shown as tax benefit (expense) on equity award activity in the financing section of the condensed consolidated statements of cash flows, was a benefit of $1.8 million and an expense of $0.9 million during the nine months ended September 30, 2015 and 2014, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

There were no stock options granted during the three and nine months ended September 30, 2015 and 2014. Compensation expense recognized related to stock options was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively and $2.0 million and $6.0 million for the three and nine months ended September 30, 2014, respectively. There is no future compensation expense for stock options granted as of September 30, 2015.

The following table is a summary of the stock option activity for the nine months ended September 30, 2015:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2014	3,477,980	$21.05	4.7	$15.6
Granted	—	—
Exercised	(155,912)	14.03
Cancelled/forfeited/expired	(10,054)	25.79
Outstanding at September 30, 2015	3,312,014	$21.37	3.9	$—

Exercisable at September 30, 2015	3,191,312	$21.64	3.8	$—

The intrinsic value of options exercisable and options outstanding at September 30, 2015, and December 31, 2014, is based on the fair value of the stock price. All outstanding options are either vested or expected to vest at September 30, 2015.

The following table is a summary of the stock option exercises and vesting activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total intrinsic value of stock options exercised	$—	$0.2	$1.3	$1.0
Cash received from stock option exercises	—	0.5	2.2	1.8
Total grant date fair value of stock options vested	—	—	1.8	1.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

The following table is a summary of PS and PSU award activity for the nine months ended September 30, 2015:

	Performance Shares			Performance Share Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2014	343,568	$20.39	1.2	16,208	$20.50	1.2
Granted	—	—		—	—
Vested	—	—		—	—
Forfeited	(8,279)	20.39		(9,934)	20.39
Nonvested at September 30, 2015	335,289	$20.39	0.4	6,274	$20.67	0.4

There were no PS or PSU awards granted during the three and nine months ended September 30, 2015 and 2014. During the performance period, the target number of shares will be earned or forfeited, and additional shares, up to the maximum number of shares, may be granted at the end of the performance period. PS and PSU awards will vest on March 1, 2016, provided the holder of the share is continuously employed by the Company until the vesting date. As of September 30, 2015, the Company does not expect the performance targets will be achieved; therefore, the Company does not expect a payout of the non-vested PS and PSU awards.

Compensation expense for awards granted is recognized based on our best estimate of the anticipated payout, net of estimated forfeitures. Compensation expense (income) recognized related to PS and PSUs was income of $(4.8) million and $(4.6) million for the three and nine months ended September 30, 2015, respectively and expense of $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. There is no expected future compensation expense for PS and PSUs granted as of September 30, 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

The following table is a summary of RS and RSU award activity for the nine months ended September 30, 2015:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2014	1,311,544	$20.80	1.5	63,046	$20.21	1.2
Granted	603,377	22.87		70,445	23.11
Vested	(259,743)	14.34		(12,608)	14.34
Forfeited	(44,853)	22.85		(23,137)	21.41
Nonvested at September 30, 2015	1,610,325	$22.56	1.6	97,746	$22.78	2.0

During the three months ended September 30, 2015, RS awards of 14,921 shares were granted at a weighted-average grant date fair value of $13.84. There were no RSU awards granted during the three months ended September 30, 2015. During the nine months ended September 30, 2015, RS awards of 603,377 shares and RSU awards of 70,445 units were granted at a weighted-average grant date fair value of $22.87 and $23.11, respectively. There were no RS or RSU awards granted during the three months ended September 30, 2014. During the nine months ended September 30, 2014, RS awards of 706,490 shares and RSU awards of 17,767 units were granted at a weighted-average grant date fair value of $23.44 and $23.45, respectively. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense recognized for RS and RSUs was $2.8 million and $7.6 million for the three and nine months ended September 30, 2015, respectively, and $2.0 million and $5.0 million for the three and nine months ended September 30, 2014, respectively. Total future compensation expense for all RS and RSUs granted as of September 30, 2015, is approximately $19.4 million. Estimated future compensation expense is $3.1 million for 2015, $10.0 million for 2016, $5.5 million for 2017 and $0.8 million for 2018.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the nine months ended September 30, 2015:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	110,804	$20.40
Granted	34,139	23.11
Dividend equivalents granted	6,969	17.40
Settled	—	—
Forfeited	—	—
Outstanding at September 30, 2015	151,912	$20.87

There were no DSU awards granted during the three months ended September 30, 2015. DSU awards of 34,139 units were granted at a weighted-average grant date fair value of $23.11 during the nine months ended September 30, 2015. There were no DSU awards granted during the three months ended September 30, 2014. During the nine months ended September 30, 2014, DSU awards of 26,316 units were granted at a weighted-average grant date fair value of $23.45. The DSU awards are fully vested on the grant date. Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Dividend equivalents of 3,239 units and 6,969 units were granted during the three and nine months ended September 30, 2015, respectively. Dividend equivalents of 1,465 units and 3,916 units were granted during the three and nine months ended September 30, 2014, respectively.

There was no compensation expense recorded for DSUs during the three months ended September 30, 2015, and $0.8 million of compensation expense was recorded for DSUs during the nine months ended September 30, 2015. There was no compensation expense recorded for DSUs during the three months ended September 30, 2014, and $0.6 million of compensation expense was recorded for DSUs during the nine months ended September 30, 2014. As these awards were fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 17. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
September 30, 2015		35.4	4.6	40.0
December 31, 2014		34.7	5.3	40.0

Class B stock ($0.025 par value)	80.0
September 30, 2015		14.2	0.8	15.0
December 31, 2014		14.2	0.8	15.0

Class C stock ($0.025 par value)	20.0
September 30, 2015		—	0.5	0.5
December 31, 2014		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at September 30, 2015, and December 31, 2014. The Company has no present plans to issue any preferred stock.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The following table details the dividend activity related to the then outstanding shares for the nine months ended September 30, 2015 and 2014:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2015
Q3 Dividend	August 4, 2015	September 7, 2015	September 18, 2015	$0.30
Q2 Dividend	May 5, 2015	June 8, 2015	June 19, 2015	0.30
Q1 Dividend	February 23, 2015	March 9, 2015	March 20, 2015	0.30
2014
Q3 Dividend	August 5, 2014	September 8, 2014	September 19, 2014	$0.30
Q2 Dividend	May 19, 2014	June 9, 2014	June 20, 2014	0.30
Q1 Dividend	February 26, 2014	March 12, 2014	March 21, 2014	0.30

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Activity impacting shareholders' equity for the nine months ended September 30, 2015, was as follows:

Shareholders' Equity
Balance at December 31, 2014	$1,152.5
Net loss	(632.5)
Translation adjustment	(29.8)
Cash dividends declared	(45.8)
Stock-based compensation	4.0
Sale of stock for options exercised	2.2
Shares withheld from employees for the tax obligation on equity grants	(1.6)
Tax benefit on equity award activity	1.8
Balance at September 30, 2015	$450.8

Note 18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2015, were as follows:

	Translation Adjustments	Pension and Other Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2014	$(88.7)	$(27.9)	$(116.6)
Other comprehensive loss before reclassifications	(37.5)	—	(37.5)
Amounts reclassified from accumulated other comprehensive loss to net earnings (loss)	7.7	—	7.7
Net other comprehensive loss	(29.8)	—	(29.8)
Balance at September 30, 2015	$(118.5)	$(27.9)	$(146.4)

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2014, were as follows:

	Translation Adjustments	Pension and Other Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2013	$(43.3)	$37.7	$(5.6)
Other comprehensive loss before reclassifications	(22.8)	—	(22.8)
Amounts reclassified from accumulated other comprehensive loss to net earnings (loss)	—	(2.8)	(2.8)
Net other comprehensive loss	(22.8)	(2.8)	(25.6)
Balance at September 30, 2014	$(66.1)	$34.9	$(31.2)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

The details about the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the three and nine months ended September 30, 2015 and 2014, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statements of Operations Presentation
	2015	2014	2015	2014
Revaluation loss on sale of equity method investment (see Note 7)	$7.7	$—	$7.7	$—	Restructuring, impairment and transaction-related charges

Amortization of pension and other postretirement benefit plan adjustments	$—	$(1.5)	$—	$(4.5)	Selling, general and administrative expenses
Income tax expense	—	0.6	—	1.7	Income tax expense (benefit)
Amortization of pension and other postretirement benefit plan adjustments, net of tax	$—	$(0.9)	$—	$(2.8)

Total reclassifications for the period, net of tax	$7.7	$(0.9)	$7.7	$(2.8)

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

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Brazil, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included entirely in the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Company's senior unsecured notes indenture represent less than 2.0% of total consolidated assets as of September 30, 2015, and less than 2.0% of total consolidated net sales for the three and nine months ended September 30, 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance and certain expenses and income from frozen employee retirement plans, such as pension and other postretirement benefit plans.

The following is a summary of segment information for the three and nine months ended September 30, 2015 and 2014:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction-Related Charges	Goodwill Impairment
	Products	Services
Three months ended September 30, 2015
United States Print and Related Services	$905.8	$153.0	$(742.9)	$8.8	$775.0
International	92.8	4.4	(10.3)	14.0	—
Total operating segments	998.6	157.4	(753.2)	22.8	775.0
Corporate	—	—	(18.9)	12.8	—
Total	$998.6	$157.4	$(772.1)	$35.6	$775.0

Three months ended September 30, 2014
United States Print and Related Services	$966.5	$163.6	$69.4	$9.6	$—
International	101.8	4.5	(2.3)	1.7	—
Total operating segments	1,068.3	168.1	67.1	11.3	—
Corporate	—	—	(13.5)	2.8	—
Total	$1,068.3	$168.1	$53.6	$14.1	$—

Nine months ended September 30, 2015
United States Print and Related Services	$2,603.3	$450.5	$(712.6)	$31.5	$775.0
International	275.0	14.2	(65.7)	41.4	23.3
Total operating segments	2,878.3	464.7	(778.3)	72.9	798.3
Corporate	—	—	(31.4)	7.1	—
Total	$2,878.3	$464.7	$(809.7)	$80.0	$798.3

Nine months ended September 30, 2014
United States Print and Related Services	$2,649.4	$455.2	$106.8	$34.9	$—
International	318.8	14.8	(3.1)	2.4	—
Total operating segments	2,968.2	470.0	103.7	37.3	—
Corporate	—	—	(38.6)	8.6	—
Total	$2,968.2	$470.0	$65.1	$45.9	$—

Restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2015 and 2014, are further described in Note 3, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income (loss) results by segment above. Goodwill impairment for the three and nine months ended September 30, 2015, is further described in Note 4, "Goodwill and Other Intangible Assets," and is included in the operating income (loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income (loss) to earnings (loss) before income taxes and equity in loss of unconsolidated entities as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income (loss)	$(772.1)	$53.6	$(809.7)	$65.1
Less: interest expense	22.3	25.1	66.4	69.5
Less: loss on debt extinguishment	—	—	—	6.0
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$(794.4)	$28.5	$(876.1)	$(10.4)

Total assets by segment at September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
United States Print and Related Services	$2,718.0	$3,538.7
International	345.1	447.3
Total operating segments	3,063.1	3,986.0
Corporate	60.8	71.2
Total	$3,123.9	$4,057.2

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

The following condensed consolidating financial information reflects the summarized financial information of Quad/Graphics, the Guarantor Subsidiaries on a combined basis and the Company's non-guarantor subsidiaries on a combined basis. During the nine months ended September 30, 2015, a non-guarantor subsidiary of the Company became a Guarantor subsidiary. Accordingly, the supplemental financial information for all periods presented below have been recast to reflect subsidiaries per the Senior Unsecured Notes agreement that were Guarantor Subsidiaries as of September 30, 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$445.2	$709.6	$112.5	$(111.3)	$1,156.0

Cost of sales	348.5	603.9	89.3	(111.3)	930.4
Selling, general and administrative expenses	63.1	33.0	10.0	—	106.1
Depreciation and amortization	44.6	27.7	8.7	—	81.0
Restructuring, impairment and transaction-related charges	30.9	(9.3)	14.0	—	35.6
Goodwill impairment	—	751.3	23.7	—	775.0
Total operating expenses	487.1	1,406.6	145.7	(111.3)	1,928.1
Operating income (loss)	$(41.9)	$(697.0)	$(33.2)	$—	$(772.1)
Interest expense (income)	21.5	(0.5)	1.3	—	22.3
Earnings (loss) before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	(63.4)	(696.5)	(34.5)	—	(794.4)
Income tax expense (benefit)	(26.9)	(219.2)	1.2	—	(244.9)
Earnings (loss) before equity in earnings (loss) of consolidated and unconsolidated entities	(36.5)	(477.3)	(35.7)	—	(549.5)
Equity in earnings (loss) of consolidated entities	(515.7)	(23.4)	—	539.1	—
Equity in earnings (loss) of unconsolidated entities	—	—	(2.7)	—	(2.7)
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(552.2)	$(500.7)	$(38.4)	$539.1	$(552.2)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(552.2)	$(500.7)	$(38.4)	$539.1	$(552.2)
Other comprehensive income (loss), net of tax	(6.7)	(0.2)	(7.1)	7.3	(6.7)
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(558.9)	$(500.9)	$(45.5)	$546.4	$(558.9)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$479.0	$765.3	$106.3	$(114.2)	$1,236.4

Cost of sales	360.9	639.0	91.7	(114.2)	977.4
Selling, general and administrative expenses	47.2	50.2	9.6	—	107.0
Depreciation and amortization	32.9	44.2	7.2	—	84.3
Restructuring, impairment and transaction-related charges	1.5	10.6	2.0	—	14.1
Total operating expenses	442.5	744.0	110.5	(114.2)	1,182.8
Operating income (loss)	$36.5	$21.3	$(4.2)	$—	$53.6
Interest expense (income)	23.3	(0.3)	2.1	—	25.1
Loss on debt extinguishment	—	—	—	—	—
Earnings (loss) before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	13.2	21.6	(6.3)	—	28.5
Income tax expense (benefit)	10.2	(7.5)	0.4	—	3.1
Earnings (loss) before equity in earnings (loss) of consolidated and unconsolidated entities	3.0	29.1	(6.7)	—	25.4
Equity in earnings (loss) of consolidated entities	21.4	(0.6)	—	(20.8)	—
Equity in earnings (loss) of unconsolidated entities	—	—	(1.0)	—	(1.0)
Net earnings (loss) attributable to Quad/Graphics common shareholders	$24.4	$28.5	$(7.7)	$(20.8)	$24.4

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$24.4	$28.5	$(7.7)	$(20.8)	$24.4
Other comprehensive income (loss), net of tax	(23.9)	(23.6)	(22.1)	45.7	(23.9)
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$0.5	$4.9	$(29.8)	$24.9	$0.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,312.9	$2,024.5	$316.5	$(310.9)	$3,343.0

Cost of sales	1,011.8	1,739.4	262.2	(310.9)	2,702.5
Selling, general and administrative expenses	186.0	112.2	28.0	—	326.2
Depreciation and amortization	134.3	87.2	24.2	—	245.7
Restructuring, impairment and transaction-related charges	24.6	14.3	41.1	—	80.0
Goodwill impairment	—	751.3	47.0	—	798.3
Total operating expenses	1,356.7	2,704.4	402.5	(310.9)	4,152.7
Operating income (loss)	$(43.8)	$(679.9)	$(86.0)	$—	$(809.7)
Interest expense (income)	63.7	(1.2)	3.9	—	66.4
Earnings (loss) before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	(107.5)	(678.7)	(89.9)	—	(876.1)
Income tax expense (benefit)	(34.5)	(218.8)	3.6	—	(249.7)
Earnings (loss) before equity in earnings (loss) of consolidated and unconsolidated entities	(73.0)	(459.9)	(93.5)	—	(626.4)
Equity in earnings (loss) of consolidated entities	(559.5)	(25.6)	—	585.1	—
Equity in earnings (loss) of unconsolidated entities	—	—	(6.1)	—	(6.1)
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(632.5)	$(485.5)	$(99.6)	$585.1	$(632.5)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(632.5)	$(485.5)	$(99.6)	$585.1	$(632.5)
Other comprehensive income (loss), net of tax	(29.8)	(0.3)	(31.1)	31.4	(29.8)
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(662.3)	$(485.8)	$(130.7)	$616.5	$(662.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,343.6	$2,063.8	$333.6	$(302.8)	$3,438.2

Cost of sales	1,035.0	1,742.1	288.6	(302.8)	2,762.9
Selling, general and administrative expenses	142.3	147.5	21.1	—	310.9
Depreciation and amortization	98.0	133.8	21.6	—	253.4
Restructuring, impairment and transaction-related charges	7.5	35.1	3.3	—	45.9
Total operating expenses	1,282.8	2,058.5	334.6	(302.8)	3,373.1
Operating income (loss)	$60.8	$5.3	$(1.0)	$—	$65.1
Interest expense (income)	64.1	(0.8)	6.2	—	69.5
Loss on debt extinguishment	6.0	—	—	—	6.0
Earnings (loss) before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	(9.3)	6.1	(7.2)	—	(10.4)
Income tax expense (benefit)	8.8	(19.0)	2.5	—	(7.7)
Earnings (loss) before equity in earnings (loss) of consolidated and unconsolidated entities	(18.1)	25.1	(9.7)	—	(2.7)
Equity in earnings (loss) of consolidated entities	10.9	2.7	—	(13.6)	—
Equity in earnings (loss) of unconsolidated entities	—	—	(4.8)	—	(4.8)
Net earnings (loss)	$(7.2)	$27.8	$(14.5)	$(13.6)	$(7.5)
Net (earnings) loss attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(7.2)	$27.8	$(14.2)	$(13.6)	$(7.2)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(7.2)	$27.8	$(14.5)	$(13.6)	$(7.5)
Other comprehensive income (loss), net of tax	(25.6)	(25.3)	(23.5)	48.8	(25.6)
Total comprehensive income (loss)	(32.8)	2.5	(38.0)	35.2	(33.1)
Less: comprehensive (income) loss attributable to noncontrolling interest	—	—	0.3	—	0.3
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(32.8)	$2.5	$(37.7)	$35.2	$(32.8)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$2.3	$3.7	$8.2	$—	$14.2
Receivables, less allowances for doubtful accounts	486.2	60.9	89.8	—	636.9
Intercompany receivables	—	1,013.3	—	(1,013.3)	—
Inventories	129.9	165.9	52.0	—	347.8
Other current assets	53.5	60.6	10.8	—	124.9
Total current assets	671.9	1,304.4	160.8	(1,013.3)	1,123.8

Property, plant and equipment—net	880.0	721.9	173.0	—	1,774.9
Investment in consolidated entities	1,815.6	60.7	—	(1,876.3)	—
Goodwill and intangible assets—net	59.3	47.9	48.1	—	155.3
Intercompany loan receivable	131.4	0.1	—	(131.5)	—
Other long-term assets	30.0	5.3	34.6	—	69.9
Total assets	$3,588.2	$2,140.3	$416.5	$(3,021.1)	$3,123.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$210.6	$60.6	$74.4	$—	$345.6
Intercompany accounts payable	1,005.6	—	7.7	(1,013.3)	—
Current portion of long-term debt and capital lease obligations	94.8	3.4	0.8	—	99.0
Other current liabilities	221.5	96.3	36.9	—	354.7
Total current liabilities	1,532.5	160.3	119.8	(1,013.3)	799.3

Long-term debt and capital lease obligations	1,411.2	6.1	2.4	—	1,419.7
Intercompany loan payable	—	38.6	92.9	(131.5)	—
Other long-term liabilities	193.7	233.9	26.5	—	454.1
Total liabilities	3,137.4	438.9	241.6	(1,144.8)	2,673.1

Total shareholders' equity	450.8	1,701.4	174.9	(1,876.3)	450.8

Total liabilities and shareholders' equity	$3,588.2	$2,140.3	$416.5	$(3,021.1)	$3,123.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$46.4	$111.9	$20.9	$—	$179.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(45.3)	(56.3)	(9.6)	—	(111.2)
Acquisition related investing activities—net of cash acquired	—	(63.3)	(77.5)	—	(140.8)
Intercompany investing activities	(133.0)	(163.8)	(0.4)	297.2	—
Other investing activities	1.2	6.3	10.7	—	18.2
Net cash from investing activities	(177.1)	(277.1)	(76.8)	297.2	(233.8)

FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(70.7)	(2.5)	—	—	(73.2)
Borrowings on revolving credit facilities	1,141.6	—	40.8	—	1,182.4
Payments on revolving credit facilities	(965.3)	—	(40.8)	—	(1,006.1)
Payment of cash dividends	(44.6)	—	—	—	(44.6)
Intercompany financing activities	67.7	165.9	63.6	(297.2)	—
Other financing activities	2.4	(0.1)	—	—	2.3
Net cash from financing activities	131.1	163.3	63.6	(297.2)	60.8

Effect of exchange rates on cash and cash equivalents	—	—	(1.6)	—	(1.6)
Net increase (decrease) in cash and cash equivalents	0.4	(1.9)	6.1	—	4.6
Cash and cash equivalents at beginning of period	1.9	5.6	2.1	—	9.6
Cash and cash equivalents at end of period	$2.3	$3.7	$8.2	$—	$14.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$12.5	$71.0	$(8.7)	$—	$74.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(39.5)	(54.9)	(18.7)	—	(113.1)
Acquisition related investing activities—net of cash acquired	(7.2)	(105.3)	—	—	(112.5)
Intercompany investing activities	(189.5)	(32.8)	—	222.3	—
Other investing activities	0.2	13.3	(2.2)	—	11.3
Net cash from investing activities	(236.0)	(179.7)	(20.9)	222.3	(214.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,047.0	—	—	—	1,047.0
Payments of long-term debt and capital lease obligations	(674.8)	(5.2)	(58.1)	—	(738.1)
Borrowings on revolving credit facilities	912.7	—	97.5	—	1,010.2
Payments on revolving credit facilities	(1,016.3)	—	(92.6)	—	(1,108.9)
Payment of cash dividends	(43.6)	—	—	—	(43.6)
Intercompany financing activities	20.2	123.9	78.2	(222.3)	—
Other financing activities	(14.4)	(7.9)	—	—	(22.3)
Net cash from financing activities	230.8	110.8	25.0	(222.3)	144.3

Effect of exchange rates on cash and cash equivalents	—	0.1	0.8	—	0.9
Net increase (decrease) in cash and cash equivalents	7.3	2.2	(3.8)	—	5.7
Cash and cash equivalents at beginning of period	4.8	3.5	4.8	—	13.1
Cash and cash equivalents at end of period	$12.1	$5.7	$1.0	$—	$18.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions, except share and per share data and unless otherwise indicated)

Note 21. New Accounting Pronouncements

In September 2015, the FASB issued new guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which amounts are determined. This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance effective September 30, 2015, and the adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

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

In April 2015, the FASB issued new guidance which changes the presentation of debt issuance costs in financial statements. Under this guidance, debt issuance costs shall be recorded in the balance sheet as a direct deduction from the face amount of the related debt liability, as opposed to recording debt issuance costs on the balance sheet as an asset (i.e., as a deferred charge) under current guidance, and amortization of debt issuance costs shall be recorded as interest expense on the statement of operations. This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. This new guidance is required to be retrospectively applied to all prior periods. The Company adopted this guidance effective June 30, 2015, and accordingly the condensed consolidated balance sheets conform with the new standard for all periods presented. The impact to the condensed consolidated balance sheets was a reduction of other long-term assets and long-term debt financial statement lines by $17.1 million and $20.0 million as of September 30, 2015, and December 31, 2014, respectively. There was no impact to the condensed consolidated statement of operations as the Company recorded amortization of debt issuance costs as interest expense.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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

Note 22. Subsequent Events

Declaration of Quarterly Dividend

On November 3, 2015, the Company declared a quarterly dividend of $0.30 per share, which will be paid on December 18, 2015, to shareholders of record as of December 7, 2015.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014, including the notes thereto, included in Part I, "Financial Information," Item 1,"Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2014, and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2015.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for the (1) three months ended September 30, 2015, to the three months ended September 30, 2014; and (2) the nine months ended September 30, 2015, to the nine months ended September 30, 2014. The comparability of the Company's results of operations between periods was impacted by acquisitions, including the 2014 acquisitions of Brown Printing and UniGraphic; and the 2015 acquisitions of Marin's, Copac and Specialty. The results of operations of all acquisitions are included in the Company's condensed consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

•
Application of Critical Accounting Policies and Estimates. This section provides a discussion of the Company's application of critical accounting policies and related significant estimates identified within the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2015, as it relates to significant events or changes in circumstances in the current period, including the 2015 non-cash goodwill impairment charges.

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

•
The impact of an other than temporary decline in operating results and enterprise value that could lead to non-cash impairment charges due to the impairment of goodwill, other intangible assets and property, plant and equipment;

•	The impact of the various covenants in the Company's debt facilities that impose restrictions may affect the Company's ability to operate its business;

•	The failure to successfully identify, manage, complete and integrate acquisitions and investments;

•	The impact of changes in postal rates, service levels or regulations;

•	The impact of increased business complexity as a result of the Company's entry into additional markets;

•	The impact of fluctuations in costs (including labor and labor-related costs, energy costs, freight rates and raw materials) and the impact of fluctuations in the availability of raw materials;

•	The impact of regulatory matters and legislative developments or changes in laws, including changes in cyber-security, privacy and environmental laws;

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

•
Grow the Business Profitably. The Company believes it is well positioned to grow the business profitably through ongoing innovation, organic growth and disciplined acquisitions. Regarding acquisitions, Quad/Graphics continues to take a disciplined approach to pursue opportunities that expand the Company's business into new product categories and geographies, transform an existing product, or create value-driven industry consolidation. The Company will also look to continue to capitalize on growth opportunities through ongoing investments and innovations in Quad/Graphics existing platform, in addition to helping marketers and publishers deliver their brands consistently across multiple media channels.

•
Walk in the Shoes of our Clients. The Company is focused on creating a client experience that creates loyalty to the Quad/Graphics brand by partnering with our clients to fully understand their internal processes, marketing strategies and challenges so the Company can better deliver the solutions that will help them achieve their business objectives. Quad/Graphics examines everything from clients' marketing strategy—including how clients manage their customer data—to production and marketing workflow processes. Through a consultative approach, the Company's ultimate goal is to help clients lower their operating costs, improve productivity and decrease time to market, while providing revenue generating solutions.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes consumer magazines, catalogs, retail inserts, special interest publications, journals, direct mail, books, directories, in-store marketing, packaging, and other commercial and specialty printed products, together with the related service offerings, including marketing strategy, media planning and placement, data insights, response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the design, development, manufacture and service of printing-related auxiliary equipment, as well as the manufacture of ink. The United States Print and Related Services segment accounted for approximately 92% and 91% of the Company's consolidated net sales during the three and nine months ended September 30, 2015, respectively.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Brazil, Colombia, Mexico and Peru. This segment provides printed products and related services consistent with the United States Print and Related Services segment, with the exception of printing-related auxiliary equipment, which is included in the United States Print and Related Services segment. The International segment accounted for approximately 8% and 9% of the Company's consolidated net sales during the three and nine months ended September 30, 2015, respectively.

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

Overview of Trends Affecting Quad/Graphics

Competition in the highly fragmented printing industry remains intense, and the Company believes that there are indicators of heightened competitive pressures. The industry has excess manufacturing capacity created by continued declines in industry volumes which, in turn, has created accelerated downward pricing pressures. In addition, digital delivery of documents and data, including the online distribution and hosting of media content and mobile technologies, offer alternatives to traditional delivery of printed documents. Increasing consumer acceptance of digital delivery of content has resulted in marketers and publishers allocating their marketing and advertising spend across the expanding selection of digital delivery options, which further reduces printing demand and contributes to industry overcapacity. The Company also faces competition from print management firms, which look to streamline processes and reduce the overall print spend of the Company's clients, as well as from strategic marketing firms focused on helping businesses integrate multiple channels into their marketing campaigns.

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

The Company's consolidated debt and capital leases increased by $113 million at September 30, 2015, as compared to December 31, 2014, primarily to fund the Marin's, Copac and Specialty acquisitions. Since the Company completed the World Color Press Inc. acquisition in July 2010, the Company has reduced debt and capital leases by $220 million, which includes the retrospective adoption of new accounting guidance on debt issuance costs as discussed in "New Accounting Pronouncements" below, and has reduced the obligations for pension, postretirement and MEPPs by $353 million.

The Company has been working diligently to integrate acquired companies, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 29 plant closures and have reduced headcount by approximately 9,500 employees through September 30, 2015.

In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through Lean Manufacturing and Continuous Improvement initiatives, both on the production floor and administrative support, in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees. The Company's recently-announced $100 million sustainable cost reduction program is intended to bring the Company's cost structure in line with revenues in light of the heightened competitive pressures. The program includes reducing excess manufacturing capacity through plant closures, intensifying the Company's focus on productivity, reducing selling, general and administrative costs and implementing a new streamlined organizational structure.

Postal costs are a significant component of the cost structures of many of the Company's clients and potential clients, and postal rate changes can influence the number of pieces that these clients are willing to print and mail. In January 2014, the USPS implemented a temporary two-year exigent postage rate increase of 6.0% (includes the normal and expected annual CPI increase of 1.7% and an additional 4.3% temporary exigent increase). In January 2015, the USPS filed a proposal with the Postal Regulatory Commission ("PRC") for an April 26, 2015 CPI increase of 2.0%. After being rejected twice by the PRC, the third proposal was approved and prices were implemented on May 31, 2015. Additionally, the 4.3% temporary exigent increase was extended through March 2016. Because of allowances within the law governing the CPI increase, the impact to clients varied greatly, from decreases to double digit increases. Quad/Graphics has invested significantly in its mail preparation and distribution capabilities to mitigate the impact of increases in postage costs and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency and partially reduce these costs, however the net impact of increasing postal costs may create a decrease in client demand for print and mail products.

In this increasingly multichannel marketplace, the Company believes that the printing industry will need to make capital investments in new technologies, such as those to deliver targeted and customized print solutions and to deploy multichannel marketing campaigns through the integration of new media. The Company believes its ongoing commitment to technology has been paramount in delivering high-quality and relevant offerings to its customers, as well as driving production efficiencies in response to continued downward print pricing pressures. The Company invested $111 million in capital projects during the nine months ended September 30, 2015, and intends to invest a total of $140 million to $145 million in new capital projects in 2015.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are fixed asset additions, organic growth opportunities, or acquisitions. Some recent examples of capital investments made by the Company include:

•
The Company completed the acquisition of Specialty on August 25, 2015, for a net purchase price excluding acquired cash of $62 million. Specialty is a full-service paperboard folding carton manufacturer and logistics provider headquartered in Omaha, Nebraska.

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

•
The Company announced its plan to invest in multiple high-speed color digital web presses on January 14, 2015, as part of a three-year strategy to transform the Company's book platform that includes 20 or more of the widest, most productive digital web presses available in the marketplace today. As of September 30, 2015, six digital web presses have been installed.

•
The Company completed the acquisition of Brown Printing on May 30, 2014, for a net purchase price excluding acquired cash of $98 million. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States.

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is the highest seasonal quarter for cash flows from operating activities due to the reduction of working capital requirements that traditionally reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years.

Results of Operations for the Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

Summary Results

The Company's operating income (loss), operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders (computed using a 40% normalized tax rate for all items subject to tax) and diluted loss per share attributable to Quad/Graphics common shareholders for the three months ended September 30, 2015, changed from the three months ended September 30, 2014, as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the Three Months Ended September 30, 2014	$53.6	4.3%	$24.4	$0.50
2015 restructuring, impairment and transaction-related charges(1)	(35.6)	(3.1)%	(23.8)	(0.50)
2014 restructuring, impairment and transaction-related charges(2)	14.1	1.1%	8.5	0.17
Goodwill impairment(3)	(775.0)	(67.0)%	(532.6)	(11.10)
Decrease in interest expense(4)	N/A	N/A	1.7	0.04
Impact of income taxes(5)	N/A	N/A	(11.2)	(0.23)
Decrease attributable to investments in unconsolidated entities, net of tax(6)	N/A	N/A	(1.7)	(0.04)
Decrease in operating income(7)	(29.2)	(2.1)%	(17.5)	(0.34)
For the Three Months Ended September 30, 2015	$(772.1)	(66.8)%	$(552.2)	$(11.50)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $35.6 million ($23.8 million, net of tax) incurred during the three months ended September 30, 2015, included:

a.	$9.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$15.8 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives;

c.	$0.9 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities;

d.
$0.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.
$9.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges. Other restructuring charges includes a $6.0 million non-cash and nondeductible expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $14.1 million ($8.5 million, net of tax) incurred during the three months ended September 30, 2014, included:

a.	$2.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

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

(3)
A $775.0 million ($532.6 million after tax) non-cash goodwill impairment charge was recorded during the three months ended September 30, 2015, related to the three reporting units in the United States Print and Related Services segment.

(4)
Interest expense decreased $2.8 million ($1.7 million, net of tax) during the three months ended September 30, 2015, to $22.3 million. This change was due to a lower weighted average interest rate on borrowings and lower average debt levels in the third quarter of 2015 as compared to the third quarter of 2014.

(5)
The decrease in income tax benefit of $11.2 million as calculated in the following table is primarily due to $12.4 million in reduced releases in 2015 as compared to 2014 of the liability for unrecognized tax benefits based on the expiration of statutes of limitations.

	Three Months Ended September 30,
	2015	2014	$ Change
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$(794.4)	$28.5	$(822.9)
Goodwill impairment charge	775.0	—	775.0
Nondeductible foreign exchange losses on the sale of the Chile investment	6.0	—	6.0
Earnings (loss) subject to income taxes	$(13.4)	$28.5	$(41.9)
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense (benefit) at 40% normalized tax rate	(5.4)	11.4	(16.8)

Plus: tax benefit related to goodwill impairment charge	(242.4)	—	242.4
	(247.8)	11.4	259.2

Income tax expense (benefit) from the condensed consolidated statements of operations	(244.9)	3.1	248.0
Impact of income taxes	$(2.9)	$8.3	$11.2

(6)
The decrease attributable to investments in unconsolidated entities, net of tax, of $1.7 million during the three months ended September 30, 2015, was primarily related to a $2.2 million increase in losses from unconsolidated entities at the Company's investment in Plural, the Company's Brazilian joint venture, partially offset by a $0.3 million decrease in losses at the Company's investment in Chile that was sold on July 31, 2015.

(7)
Operating income, excluding restructuring, impairment and transaction-related charges and non-cash goodwill impairment charges, decreased $29.2 million ($17.5 million, net of tax) primarily due to a greater-than-expected pullback in industry volumes and pricing pressures that accelerated in the third quarter, as well as $9.0 million in higher labor costs primarily associated with lower productivity. These declines were partially offset by the additional earnings from the sales attributed to recent acquisitions. The following discussion provides additional details.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2015		2014
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$998.6	86.4%	$1,068.3	86.4%	$(69.7)	(6.5)%
Services	157.4	13.6%	168.1	13.6%	(10.7)	(6.4)%
Total net sales	1,156.0	100.0%	1,236.4	100.0%	(80.4)	(6.5)%
Cost of sales:
Products	817.8	70.7%	864.2	69.9%	(46.4)	(5.4)%
Services	112.6	9.8%	113.2	9.2%	(0.6)	(0.5)%
Total cost of sales	930.4	80.5%	977.4	79.1%	(47.0)	(4.8)%
Selling, general & administrative expenses	106.1	9.2%	107.0	8.7%	(0.9)	(0.8)%
Depreciation and amortization	81.0	7.0%	84.3	6.8%	(3.3)	(3.9)%
Restructuring, impairment and transaction-related charges	35.6	3.1%	14.1	1.1%	21.5	152.5%
Goodwill impairment	775.0	67.0%	—	—%	775.0	nm
Total operating expenses	1,928.1	166.8%	1,182.8	95.7%	745.3	63.0%
Operating income (loss)	$(772.1)	(66.8)%	$53.6	4.3%	$(825.7)	nm

Net Sales

Product sales decreased $69.7 million, or 6.5%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a $81.4 million decrease in product sales in the Company's core print and specialty print product lines owned more than one year from a greater-than-expected pullback in industry volumes and pricing pressures that accelerated in the third quarter and $13.6 million in negative foreign exchange impacts. These decreases were partially offset by a $25.3 million sales increase from acquisitions.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $10.7 million, or 6.4%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a $15.8 million decrease in logistics sales resulting from a greater-than-expected pullback in volumes related to print shipments. This decrease was partially offset by $4.4 million in increased sales of QuadMed medical services and $0.7 million in increased sales of imaging services.

Cost of Sales

Cost of product sales decreased $46.4 million, or 5.4%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to lower print and paper volumes in product lines owned more than a year. These reductions were partially offset by increased cost of product sales resulting from acquisitions and $9.0 million in higher labor costs associated with lower productivity.

Cost of product sales as a percentage of total net sales increased to 70.7% for the three months ended September 30, 2015, compared to 69.9% for the three months ended September 30, 2014, primarily due to the $9.0 million in higher labor associated with lower productivity.

Cost of service sales decreased $0.6 million, or 0.5%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a decrease in logistics sales resulting from a greater-than-expected pullback in volumes related to print shipments, partially offset by additional costs resulting from increased sales of QuadMed medical services.

Cost of service sales as a percentage of total net sales increased to 9.8% for the three months ended September 30, 2015, compared to 9.2% for the three months ended September 30, 2014, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.9 million, or 0.8%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to: (1) a $2.2 million decrease in foreign currency losses; (2) a $1.9 million decrease in employee-related costs (which includes a $6.3 million reduction in compensation expense related to equity incentive programs partially offset by increased costs from acquired companies); and (3) a $1.8 million increase in gains on the sale of property, plant and equipment. These decreases were partially offset by: (1) a $1.5 million increase in bad debt expense; (2) a $1.3 million favorable settlement of an amount owed to a third party in 2014 that did not occur in 2015; (3) a $1.3 million increase in legal and professional fees; and (4) a $0.9 million increase in selling-related expenses. Selling, general and administrative expenses as a percentage of net sales increased to 9.2% for the three months ended September 30, 2015, from 8.7% for the three months ended September 30, 2014, as these costs were not reduced commensurate with the decline in net sales.

Depreciation and Amortization

Depreciation and amortization decreased $3.3 million, or 3.9%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, due to a $4.2 million decrease in depreciation expense primarily related to property, plant and equipment becoming fully depreciated over the past year, partially offset by $0.9 million of increased amortization of customer relationship intangible assets and other intangible assets from the companies acquired during 2014 and 2015.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $21.5 million, or 152.5%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a $12.7 million increase in impairment charges, a $6.6 million increase in employee termination charges, a $5.2 million increase in other restructuring costs, and a $0.5 million increase in transaction-related charges, partially offset by a $3.5 million decrease in acquisition-related integration costs.

Restructuring, impairment and transaction-related charges of $35.6 million incurred in the three months ended September 30, 2015, included: (1) $9.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $15.8 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives; (3) $0.9 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities; (4) $0.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (5) $9.3 million of various other restructuring charges, including a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment, as well as other costs to maintain and exit closed facilities such as lease exit charges.

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

Goodwill Impairment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015. After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. Based on the best estimate as of September 30, 2015, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million ($532.6 million after tax). A third-party valuation firm has been engaged to assist in the step two valuation process. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth quarter of 2015.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, were as follows:

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$(693.8)	(60.0)%	$136.9	11.1%

EBITDA decreased $830.7 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to: (1) a $775.0 million non-cash goodwill impairment charge recorded in the third quarter of 2015; (2) a greater-than-expected pullback in industry volumes and pricing pressures that accelerated in the third quarter; (3) $21.5 million of increased restructuring, impairment and transaction-related charges; and (4) $9.0 million in higher labor costs primarily associated with lower productivity. These EBITDA decreases were partially offset by the additional earnings from the sales attributed to recent acquisitions.

EBITDA represents net earnings (loss) attributable to Quad/Graphics common shareholders, plus (1) interest expense, (2) income tax expense (if applicable) and (3) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings (loss) attributable to Quad/Graphics common shareholders follows:

	Three Months Ended September 30,
	2015	2014
	(dollars in millions)
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	$(552.2)	$24.4
Interest expense	22.3	25.1
Income tax expense (benefit)	(244.9)	3.1
Depreciation and amortization	81.0	84.3
EBITDA	$(693.8)	$136.9
______________________________

(1)	Net earnings (loss) attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $35.6 million and $14.1 million for the three months ended September 30, 2015 and 2014, respectively; and

b.	A non-cash goodwill impairment charge of $775.0 million for the three months ended September 30, 2015.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended September 30,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$905.8	$966.5	$(60.7)	(6.3)%
Services	153.0	163.6	(10.6)	(6.5)%
Operating income (loss) (including restructuring, impairment and transaction-related charges and goodwill impairment)	(742.9)	69.4	(812.3)	(1,170.5)%
Operating margin	(70.2)%	6.1%	N/A	N/A
Restructuring, impairment and transaction-related charges	$8.8	$9.6	$(0.8)	(8.3)%
Goodwill impairment	775.0	—	775.0	nm

Net Sales

Product sales for the United States Print and Related Services segment decreased $60.7 million, or 6.3%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a $83.1 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year due to a greater-than-expected pullback in industry volumes and pricing pressures that accelerated in the third quarter, including a $6.4 million decrease in paper sales. This decrease was partially offset by $22.4 million increase in net sales from acquisitions.

Service sales for the United States Print and Related Services segment decreased $10.6 million, or 6.5%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a $15.7 million decrease in logistics sales resulting from a greater-than-expected pullback in volumes related to print shipments, partially offset by $4.4 million in increased sales of QuadMed medical services and $0.7 million in increased sales of imaging services.

Operating Income (Loss)

Operating income for the United States Print and Related Services segment decreased $812.3 million, or 1,170.5%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to: (1) a pre-tax non-cash goodwill impairment charge of $775.0 million; (2) a greater-than-expected pullback in industry volumes and pricing pressures that accelerated during the third quarter; and (3) higher labor costs associated with lower productivity. These decreases in operating income were partially offset by additional earnings from the sales attributed to recent acquisitions and $0.8 million in decreased restructuring, impairment and transaction-related charges.

Operating margin for the United States Print and Related Services segment decreased to negative 70.2% for the three months ended September 30, 2015, from 6.1% for the three months ended September 30, 2014, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended September 30, 2015, were $8.8 million, consisting of: (1) $4.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $1.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives; (3) $0.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (4) $2.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

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

Goodwill Impairment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015. After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. Based on the best estimate as of September 30, 2015, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million ($532.6 million after tax). A third-party valuation firm has been engaged to assist in the step two valuation process. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth quarter of 2015.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Three Months Ended September 30,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$92.8	$101.8	$(9.0)	(8.8)%
Services	4.4	4.5	(0.1)	(2.2)%
Operating loss (including restructuring, impairment and transaction-related charges)	(10.3)	(2.3)	(8.0)	347.8%
Operating margin	(10.6)%	(2.2)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$14.0	$1.7	$12.3	nm
Equity in loss of unconsolidated entities	(2.7)	(1.0)	(1.7)	170.0%

Net Sales

Product sales for the International segment decreased $9.0 million, or 8.8%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to $13.6 million in foreign exchange losses primarily in Europe, Mexico and Colombia. These decreases were partially offset by $3.0 million in sales from the Marin's acquisition and $1.6 million in increased volumes primarily in Europe.

Service sales for the International segment decreased $0.1 million, or 2.2%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a decrease in logistics sales in Europe.

Operating Loss

Operating loss for the International segment increased $8.0 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to $12.3 million of higher restructuring, impairment and integration expenses, including a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment. This increase in operating loss was partially offset by a $4.3 million increase in operating income primarily in Argentina, Peru, Mexico and Europe.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2015, were $14.0 million consisting of: (1) $1.2 million of employee termination costs related to workforce reduction through facility consolidation and involuntary separation programs; (2) $6.2 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of capacity reduction restructuring initiatives; and (3) $6.6 million of other restructuring charges, primarily related to a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2014, were $1.7 million, consisting of: (1) $0.5 million of employee termination costs related to workforce reduction through facility consolidation and involuntary separation programs; and (2) $1.2 million of impairment charges, including $0.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Mexico, as well as other capacity reduction restructuring initiatives, and $0.7 million of land and building impairment charges as a result of a facility consolidation in Poland.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also held a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press Inc. acquisition until July 31, 2015, when the investment was sold. The equity in loss of unconsolidated entities in the International segment increased $1.7 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a $2.1 million increase in equity losses at Plural, which included $0.6 million in losses on disposal of property, plant and equipment due to a plant closure and a $0.6 million increase in foreign currency losses, partially offset by a $0.4 million decrease in losses at the Company's investment in Chile.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the three months ended September 30, 2015.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$18.9	$13.5	$5.4	40.0%
Restructuring, impairment and transaction-related charges	12.8	2.8	10.0	357.1%

Corporate operating expenses increased $5.4 million, or 40.0%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a $10.0 million increase in restructuring, impairment and transaction-related charges, partially offset by $4.6 million in lower compensation expense related to equity incentive programs.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2015, were $12.8 million consisting of: (1) $3.2 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $8.3 million of impairment charges for corporate fixed assets; (3) $0.9 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities; and (4) $0.4 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2014, were $2.8 million, consisting of: (1) $0.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.4 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisition of Brown Printing; (3) $1.7 million of acquisition-related integration costs primarily related to professional fees; and (4) $0.5 million of other restructuring charges.

Results of Operations for the Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

Summary Results

The Company's operating income (loss), operating margin, net loss attributable to Quad/Graphics common shareholders (computed using a 40% normalized tax rate for all items subject to tax) and diluted loss per share attributable to Quad/Graphics common shareholders for the nine months ended September 30, 2015, changed from the nine months ended September 30, 2014, as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Net Loss Attributable to Quad/Graphics Common Shareholders	Loss Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the nine months ended September 30, 2014	$65.1	1.9%	$(7.2)	$(0.16)
2015 restructuring, impairment and transaction-related charges(1)	(80.0)	(2.4)%	(57.1)	(1.19)
2014 restructuring, impairment and transaction-related charges(2)	45.9	1.3%	27.5	0.58
Goodwill impairment(3)	(798.3)	(23.9)%	(555.9)	(11.61)
Decrease in interest expense(4)	N/A	N/A	1.9	0.04
2014 loss on debt extinguishment(5)	N/A	N/A	3.6	0.08
Impact of income taxes(6)	N/A	N/A	(18.3)	(0.38)
Decrease attributable to investments in unconsolidated entities, net of tax(7)	N/A	N/A	(1.6)	(0.03)
Decrease in operating income(8)	(42.4)	(1.1)%	(25.4)	(0.53)
For the nine months ended September 30, 2015	$(809.7)	(24.2)%	$(632.5)	$(13.20)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $80.0 million ($57.1 million, net of tax) incurred during the nine months ended September 30, 2015, included:

a.	$21.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$39.9 million of impairment charges including: (1) $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile); (2) $21.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; and (3) $2.2 million of impairment charges recorded in the first quarter of 2015 as a result of the restructuring proceedings in Argentina for the Company's Argentina subsidiaries' land, building, machinery and equipment and other intangible assets;

c.
$(7.3) million of transaction-related charges (income) including a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $2.7 million of professional service fees including fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac and Specialty;

d.
$4.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.
$21.5 million of various other restructuring charges, including a $6.0 million non-cash and nondeductible expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment, $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $45.9 million ($27.5 million, net of tax) incurred during the nine months ended September 30, 2014, included:

a.	$21.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$6.2 million of impairment charges, including $5.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations primarily for Pomona, California, as well as other capacity reduction restructuring initiatives, and $1.2 million of land and building impairment charges as a result of facility consolidations in Bristol, Pennsylvania and Poland;

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

(3)
Pre-tax non-cash goodwill impairment charges of $798.3 million ($555.9 million after tax) were recorded during the nine months ended September 30, 2015, of which $775.0 million related to the three reporting units in the United States Print and Related Services segment and $23.3 million related to the Latin America reporting unit in the International segment.

(4)
Interest expense decreased $3.1 million ($1.9 million, net of tax) during the nine months ended September 30, 2015, to $66.4 million. This change was due to a lower weighted average interest rate on borrowings and lower average debt levels in the nine months of 2015 as compared to the nine months of 2014.

(5)
A non-recurring $6.0 million loss on debt extinguishment ($3.6 million, net of tax) was recognized during the nine months ended September 30, 2014, as part of the $1.9 billion debt financing arrangements completed on April 28, 2014. The $6.0 million loss represents certain debt issuance costs that were expensed.

(6)
The decrease in income tax benefit of $18.3 million as calculated in the following table is primarily due to $10.2 million in reduced releases in 2015 as compared to 2014 of the liability for unrecognized tax benefits based on the expiration of statutes of limitations and $5.4 million related to losses in foreign jurisdictions in 2015 in excess of 2014 where the Company does not receive a tax benefit.

	Nine Months Ended September 30,
	2015	2014	$ Change
Loss before income taxes and equity in loss of unconsolidated entities	$(876.1)	$(10.4)	$(865.7)
Goodwill impairment charges	798.3	—	798.3
Nondeductible equity method investment impairment	16.7	—	16.7
Nondeductible foreign exchange losses on the sale of investment	6.0	—	6.0
Loss subject to income taxes	(55.1)	(10.4)	(44.7)
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax benefit at 40% normalized tax rate	(22.1)	(4.2)	(17.9)

Plus: tax benefit related to goodwill impairment charges	(242.4)	—	(242.4)
	(264.5)	(4.2)	(260.3)

Income tax benefit from the condensed consolidated statements of operations	(249.7)	(7.7)	242.0
Impact of income taxes	$(14.8)	$3.5	$(18.3)

(7)
The decrease attributable to investments in unconsolidated entities, net of tax, of $1.6 million during the nine months ended September 30, 2015, was primarily related to a $1.3 million increase in losses from unconsolidated entities, primarily at the Company's investment in Plural, the Company's Brazilian joint venture.

(8)
Operating income, excluding restructuring, impairment and transaction-related charges and non-cash goodwill impairment charges, decreased $42.4 million ($25.4 million, net of tax) primarily due to a greater-than-expected pullback in industry volumes and pricing pressures that accelerated in the third quarter, $25.9 million in higher labor costs associated with lower productivity and $1.3 million in net gains in 2014 related to favorable legal and bankruptcy settlements that did not occur in 2015. This decline was partially offset by operating results from the additional earnings from the sales attributed to recent acquisitions, $4.0 million in lower vacation expense due to a change in the vacation policy, a $2.5 million gain on the sale of a cost method investment and a $1.1 million favorable impact from the resolution of certain acquisition related contingencies. The following discussion provides additional details.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2015		2014
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$2,878.3	86.1%	$2,968.2	86.3%	$(89.9)	(3.0)%
Services	464.7	13.9%	470.0	13.7%	(5.3)	(1.1)%
Total net sales	3,343.0	100.0%	3,438.2	100.0%	(95.2)	(2.8)%
Cost of sales:
Products	2,365.6	70.8%	2,430.1	70.7%	(64.5)	(2.7)%
Services	336.9	10.1%	332.8	9.7%	4.1	1.2%
Total cost of sales	2,702.5	80.9%	2,762.9	80.4%	(60.4)	(2.2)%
Selling, general & administrative expenses	326.2	9.8%	310.9	9.0%	15.3	4.9%
Depreciation and amortization	245.7	7.3%	253.4	7.4%	(7.7)	(3.0)%
Restructuring, impairment and transaction-related charges	80.0	2.4%	45.9	1.3%	34.1	74.3%
Goodwill impairment	798.3	23.8%	—	—%	798.3	nm
Total operating expenses	4,152.7	124.2%	3,373.1	98.1%	779.6	23.1%
Operating income (loss)	$(809.7)	(24.2)%	$65.1	1.9%	$(874.8)	nm

Net Sales

Product sales decreased $89.9 million, or 3.0%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to a $161.4 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year from a greater-than-expected pullback in industry volumes and pricing pressures that accelerating during the third quarter and $40.1 million in negative foreign exchange impact. These decreases were partially offset by a $111.6 million sales increase from acquisitions.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $5.3 million, or 1.1%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to a decrease in logistics sales resulting from a greater-than-expected pullback in volumes related to print shipments. This decrease was partially offset by $10.1 million in increased sales of QuadMed medical services and $9.0 million in increased logistics and imaging sales resulting from acquisitions.

Cost of Sales

Cost of product sales decreased $64.5 million, or 2.7%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to lower print and paper volumes in product lines owned more than a year and a $4.0 million vacation reserve reduction due to a vacation policy change. These reductions were partially offset by increased cost of product sales resulting from acquisitions and $25.9 million in higher labor costs primarily associated with lower productivity.

Cost of product sales as a percentage of total net sales remained consistent at 70.8% for the nine months ended September 30, 2015, compared to 70.7% for the nine months ended September 30, 2014, primarily due to the reasons provided above.

Cost of service sales increased $4.1 million, or 1.2%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to additional costs resulting from increased sales generated by acquisitions and QuadMed medical services.

Cost of service sales as a percentage of total net sales increased to 10.1% for the nine months ended September 30, 2015, from 9.7% for the nine months ended September 30, 2014, primarily due to increased costs of QuadMed medical services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.3 million, or 4.9%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to: (1) a $13.2 million increase in employee-related costs due to acquisitions, which includes an $8.9 million reduction in compensation expense related to equity incentive programs; (2) a $2.5 million increase in legal and professional fees; (3) a $1.4 million increase in general administrative expenses; (4) $1.3 million in net gains in 2014 related to favorable legal and bankruptcy settlements that did not occur in 2015; and (5) a $1.3 million favorable settlement of an amount owed to a third-party in 2014 that did not occur in 2015. These increases were partially offset by: (1) a $2.5 million gain from the sale of a cost investment; (2) a $2.1 million increase in gains on the sale of property, plant and equipment; (3) a $1.2 million decrease in foreign currency losses; (4) a $1.1 million favorable impact from the resolution of certain acquisition related contingencies; and (5) $0.8 million in lower bad debt expense. Selling, general and administrative expenses as a percentage of net sales increased to 9.8% for the nine months ended September 30, 2015, from 9.0% for the nine months ended September 30, 2014, as these costs were not reduced commensurate with the decline in net sales.

Depreciation and Amortization

Depreciation and amortization decreased $7.7 million, or 3.0%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due to a $10.1 million decrease in depreciation expense primarily related to property, plant and equipment becoming fully depreciated over the past year, partially offset by depreciation of property, plant and equipment purchased in acquisitions. The $10.1 million decrease in depreciation expense was partially offset by $2.4 million of increased amortization of customer relationship intangible assets and other intangible assets from the companies acquired during 2014 and 2015.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $34.1 million, or 74.3%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to a $33.7 million increase in impairment charges, a $13.3 million increase in other restructuring costs and a $0.4 million increase in employee termination charges, partially offset by a $9.0 million decrease in transaction-related charges and a $4.3 million decrease in acquisition-related integration costs.

Restructuring, impairment and transaction-related charges of $80.0 million incurred in the nine months ended September 30, 2015, included: (1) $21.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $39.9 million of impairment charges, including $21.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives, $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile), and $1.2 million of impairment charges for land and building, $0.9 million of impairment charges for machinery and equipment and $0.1 million of impairment charges for other intangible assets during the first quarter of 2015 as a result of the Company's Argentina Subsidiaries restructuring proceedings; (3) $(7.3) million of transaction-related charges (income), which includes a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $2.7 million of professional service fees including fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac and Specialty; (4) $4.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (5) $21.5 million of various other restructuring charges, including a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment, and $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges of $45.9 million incurred in the nine months ended September 30, 2014, included: (1) $21.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $6.2 million of impairment charges, including $5.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Pomona, California, as well as other capacity reduction restructuring initiatives and $1.2 million of land and building impairment charges as a result of facility consolidations in Bristol, Pennsylvania and Poland; (3) $1.7 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic; (4) $8.7 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (5) $8.2 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Goodwill Impairment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015. After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. Based on the best estimate as of September 30, 2015, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million ($532.6 million after tax). A third-party valuation firm has been engaged to assist in the step two valuation process. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth quarter of 2015.

On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volumes and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. As a result, the Company conducted an interim goodwill impairment assessment of the Latin America reporting unit, which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment. The interim impairment test indicated the goodwill of the Latin America reporting unit was impaired and a non-cash goodwill impairment charge of $23.3 million was recorded in the nine months ended September 30, 2015.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, were as follows:

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$(570.1)	(17.1)%	$308.0	9.0%

EBITDA decreased $878.1 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to: (1) $798.3 million of non-cash goodwill impairment charges recorded in 2015; (2) a greater-than-expected pullback in industry volumes and pricing pressures that accelerated in the third quarter; (3) $34.1 million of increased restructuring, impairment and transaction-related charges; (4) $25.9 million in higher labor costs primarily associated with lower productivity; and (5) $1.3 million in net gains in 2014 related to favorable legal and bankruptcy settlements. These impacts were partially offset by: (1) the additional earnings on sales generated from acquisitions; (2) a $4.0 million vacation reserve reduction due to a vacation policy change; (3) a $2.5 million gain on the sale of a cost investment; and (4) a $1.1 million favorable impact from the resolution of certain acquisition related contingencies.

EBITDA represents net loss attributable to Quad/Graphics common shareholders, plus (1) interest expense, (2) income tax expense (if applicable) and (3) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net loss attributable to Quad/Graphics common shareholders follows:

	Nine Months Ended September 30,
	2015	2014
	(dollars in millions)
Net loss attributable to Quad/Graphics common shareholders(1)	$(632.5)	$(7.2)
Interest expense	66.4	69.5
Income tax benefit	(249.7)	(7.7)
Depreciation and amortization	245.7	253.4
EBITDA	$(570.1)	$308.0
______________________________

(1)	Net loss attributable to Quad/Graphics common shareholders includes the effects of:

a.	Restructuring, impairment and transaction-related charges of $80.0 million and $45.9 million for the nine months ended September 30, 2015 and 2014, respectively;

b.	Loss on debt extinguishment of $6.0 million for the nine months ended September 30, 2014; and

c.	Non-cash goodwill impairment charges of $798.3 million for the nine months ended September 30, 2015.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Nine Months Ended September 30,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$2,603.3	$2,649.4	$(46.1)	(1.7)%
Services	450.5	455.2	(4.7)	(1.0)%
Operating income (loss) (including restructuring, impairment and transaction-related charges and goodwill impairment)	(712.6)	106.8	(819.4)	(767.2)%
Operating margin	(23.3)%	3.4%	N/A	N/A
Restructuring, impairment and transaction-related charges	$31.5	$34.9	$(3.4)	(9.7)%
Goodwill impairment	775.0	—	775.0	nm

Net Sales

Product sales for the United States Print and Related Services segment decreased $46.1 million, or 1.7%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to a $148.0 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year due to a greater-than-expected pullback in industry volumes and pricing pressures that accelerated in the third quarter, partially offset by a $101.9 million increase in net sales from acquisitions.

Service sales for the United States Print and Related Services segment decreased $4.7 million, or 1.0%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to a decrease in logistics sales resulting from a greater-than-expected pullback in volumes related to print shipments. This decrease was partially offset by $10.1 million in increased sales of QuadMed medical services and $9.0 million in increased logistics and imaging sales resulting from the Brown Printing acquisition.

Operating Income (Loss)

Operating income for the United States Print and Related Services segment decreased $819.4 million, or 767.2%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to: (1) a $775.0 million non-cash goodwill impairment charge; (2) a greater-than-expected pullback in industry volumes and pricing pressures that accelerated in the third quarter; (3) higher labor costs primarily associated with lower labor productivity; and (4) $1.3 million in net gains in 2014 related to favorable legal and bankruptcy settlements. These decreases in operating income were partially offset by: (1) additional earnings from the sales attributed to recent acquisitions, (2) $4.0 million vacation reserve reduction due to a vacation policy change; (3) $3.4 million in decreased restructuring, impairment and transaction-related charges; (4) a $2.5 million gain from the sale of a cost investment; and (5) a $1.1 million favorable impact from the resolution of certain acquisition related contingencies.

Operating margin for the United States Print and Related Services segment decreased to negative 23.3% for the nine months ended September 30, 2015, compared to 3.4% for the nine months ended September 30, 2014, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the nine months ended September 30, 2015, were $31.5 million, consisting of: (1) $10.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $5.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia and Dickson, Tennessee, as well as other capacity reduction restructuring initiatives; (3) $4.1 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (4) $11.3 million of various other restructuring charges, including $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the nine months ended September 30, 2014, were $34.9 million, consisting of: (1) $16.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $5.0 million of impairment charges including $4.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Pomona, California, as well as other capacity reduction restructuring initiatives and $0.5 million of land and building impairment charges as a result of the Bristol, Pennsylvania plant closure; (3) $6.3 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (4) $6.9 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Goodwill Impairment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015. After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. Based on the best estimate as of September 30, 2015, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million ($532.6 million after tax). A third-party valuation firm has been engaged to assist in the step two valuation process. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth quarter of 2015.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Nine Months Ended September 30,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$275.0	$318.8	$(43.8)	(13.7)%
Services	14.2	14.8	(0.6)	(4.1)%
Operating loss (including restructuring, impairment and transaction-related charges and goodwill impairment)	(65.7)	(3.1)	(62.6)	nm
Operating margin	(22.7)%	(0.9)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$41.4	$2.4	$39.0	nm
Goodwill impairment	23.3	—	23.3	100.0%
Equity in loss of unconsolidated entities	(6.1)	(4.8)	(1.3)	(27.1)%

Net Sales

Product sales for the International segment decreased $43.8 million, or 13.7%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to $40.1 million in foreign exchange losses primarily in Europe, Mexico, Peru and Colombia and $23.1 million in lower volumes primarily in Mexico, Peru and Colombia. These decreases were partially offset by a $9.7 million increase in Europe primarily due to higher volumes and $9.7 million in sales from the Marin's acquisition.

Service sales for the International segment decreased $0.6 million, or 4.1%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to a decrease in logistics sales in Europe.

Operating Loss

Operating loss for the International segment increased $62.6 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to: (1) $39.0 million of higher restructuring and impairment expenses (which includes $16.7 million of non-cash impairment charges to reduce the book value of the Company's equity method investment in Chile and $6.0 million of non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment); (2) a $23.3 million non-cash goodwill impairment charge in the Latin America reporting unit; and (3) the margin impact of lower product sales in Latin America. These increases in operating loss were partially offset by a $3.7 million increase in operating income in Europe.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2015, were $41.4 million, consisting of: (1) $6.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $26.2 million of impairment charges, including $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile), $7.3 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives and $1.2 million for land and building, $0.9 million for machinery and equipment and $0.1 million for other intangible assets in the first quarter of 2015 as a result of the Company's Argentina Subsidiaries restructuring proceedings; and (3) $8.9 million of other restructuring charges, primarily related to the $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment.

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2014, were $2.4 million, consisting of: (1) $0.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $1.2 million of impairment charges, including $0.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Mexico, as well as other capacity reduction restructuring initiatives and $0.7 million of land and building impairment charges as a result of facility consolidations in Poland; and (3) $0.3 million of other restructuring charges.

Goodwill Impairment

On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volumes and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. As a result, the Company conducted an interim goodwill impairment assessment of the Latin America reporting unit, which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment. The interim impairment test indicated the goodwill of the Latin America reporting unit was impaired. A non-cash goodwill impairment charge of $23.3 million was recorded for the nine months ended September 30, 2015.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also held a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press Inc. acquisition until July 31, 2015, when the investment was sold. The equity in loss of unconsolidated entities in the International segment increased $1.3 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to a $1.6 million increase in equity losses at Plural, which included a $1.8 million increase in foreign currency losses and a $0.6 million loss on disposal of property, plant and equipment due to a plant closure, partially offset by a $1.8 million decrease in bad debt expense.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the nine months ended September 30, 2015.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$31.4	$38.6	$(7.2)	(18.7)%
Restructuring, impairment and transaction-related charges	7.1	8.6	(1.5)	(17.4)%

Corporate operating expenses decreased $7.2 million, or 18.7%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to $6.8 million in lower compensation expense related to equity incentive programs and a $1.5 million reduction in restructuring, impairment and transaction-related charges, which includes the $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier.

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2015, were $7.1 million, consisting of: (1) $4.5 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $8.3 million of impairment charges for corporate fixed assets; (3) $(7.3) million of transaction-related charges (income), which includes the $10.0 million non-recurring gain from Courier, partially offset by $2.7 million of professional service fees including fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac and Specialty; (4) $0.3 million of acquisition-related integration costs primarily related to professional fees; and (5) $1.3 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2014, were $8.6 million, consisting of: (1) $3.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $1.7 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily included professional service fees for the acquisitions of Brown Printing and UniGraphic; (3) $2.4 million of acquisition-related integration costs primarily related to professional fees; and (4) $1.0 million of other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and $573.5 million of unused available capacity under the revolving credit facility, net of $56.3 million of issued letters of credit, as of September 30, 2015, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press Inc. single employer pension plan contributions, World Color Press Inc. MEPPs withdrawal payments, investments in future growth to create value for its shareholders and shareholder dividends. Borrowings under the $850.0 million revolving credit facility were $220.2 million as of September 30, 2015, and peak borrowings were $288.1 million during the three and nine months ended September 30, 2015.

Net Cash Provided by Operating Activities

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

Net cash provided by operating activities was $179.2 million for the nine months ended September 30, 2015, compared to $74.8 million for the nine months ended September 30, 2014, resulting in a $104.4 million increase in cash provided by operating activities. The increase was primarily due to a $181.8 million increase in cash flows from changes in operating assets and liabilities predominantly from improvements in working capital and the $10.0 million non-recurring cash receipt from Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by a decrease in cash from earnings.

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

Net cash used in investing activities was $233.8 million for the nine months ended September 30, 2015, compared to $214.3 million for the nine months ended September 30, 2014, resulting in a $19.5 million increase in cash used in investing activities. The increase was primarily due to $28.3 million of increased cash payments related to acquisitions.

Net Cash Provided by Financing Activities

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

Net cash provided by financing activities was $60.8 million for the nine months ended September 30, 2015, compared to $144.3 million for the nine months ended September 30, 2014, resulting in a $83.5 million decrease in cash provided by financing activities. The decrease was primarily due to a $107.1 million decrease in net debt borrowings and lease obligations in 2015 as compared to 2014, partially offset by $14.3 million of debt issuance costs paid in 2014 related to the April 28, 2014 $1.9 billion debt financing arrangements and $7.8 million of reduced World Color Press Inc. bankruptcy claim payments.

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

Free Cash Flow for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was as follows:

	Nine Months Ended September 30,
	2015	2014
	(dollars in millions)
Net cash provided by operating activities	$179.2	$74.8
Less: purchases of property, plant and equipment	(111.2)	(113.1)
Free Cash Flow	$68.0	$(38.3)

Free Cash Flow increased $106.3 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due to: (1) a $104.4 million increase in net cash provided by operating activities primarily attributable to improvements in working capital and the receipt of the $10.0 million Courier termination fee and (2) a decrease in capital expenditures of $1.9 million. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows.

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

In accordance with the adoption of accounting guidance on the presentation of debt issuance costs as discussed in Note 21, "New Accounting Pronouncements," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q, the Debt Leverage Ratio calculation at September 30, 2015, and December 31, 2014, reflects a reduction in long-term debt of $17.1 million and $20.0 million, respectively, for debt issuance costs.

The Debt Leverage Ratio at September 30, 2015, and December 31, 2014, was as follows:

	September 30, 2015		December 31, 2014
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,518.7		$1,405.6

Divided by:
Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$490.9		$542.6
Brown Printing pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio(1)	—		5.2
Pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$490.9		$547.8

Debt Leverage Ratio	3.09	x	2.57	x
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

The calculation of Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the trailing twelve months ended September 30, 2015, and December 31, 2014, were as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Nine Months Ended
	December 31, 2014	September 30, 2015	September 30, 2014	September 30, 2015
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	$18.6	$(632.5)	$(7.2)	$(606.7)
Interest expense(1)	92.9	66.4	69.5	89.8
Income tax expense (benefit)(1)	20.2	(249.7)	(7.7)	(221.8)
Depreciation and amortization(1)	336.4	245.7	253.4	328.7
EBITDA	$468.1	$(570.1)	$308.0	$(410.0)
Restructuring, impairment and transaction-related charges(1)	67.3	80.0	45.9	101.4
Goodwill impairment	—	798.3	—	798.3
Loss on debt extinguishment(1)	7.2	—	6.0	1.2
Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$542.6	$308.2	$359.9	$490.9
______________________________

(1)	Financial information for the year ended December 31, 2014, is included as reported in the Company's 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015.

The Debt Leverage Ratio increased 0.52x at September 30, 2015, compared to December 31, 2014, primarily due to: (1) increased borrowings in 2015 of $113.1 million primarily to fund the Specialty, Copac and Marin's acquisitions and peak seasonal working capital requirements during the third quarter and (2) decreased Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio primarily due to ongoing industry volume and pricing pressures. The Debt Leverage Ratio at September 30, 2015, of 3.09x is above management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities like the Specialty, Copac, Marin's and Brown Printing acquisitions and seasonal working capital needs.

Debt Obligations

During the nine months ended September 30, 2015, the Company utilized a combination of the following significant debt instruments to fund cash requirements, including:

•	$1.9 billion Debt Financing Arrangements which includes:

◦	Senior Secured Credit Facility:

▪	$850.0 million Revolving Credit Facility ($220.2 million outstanding as of September 30, 2015);

▪	$450.0 million Term Loan A ($419.1 million outstanding as of September 30, 2015); and

▪	$300.0 million Term Loan B ($293.8 million outstanding as of September 30, 2015);

◦	Senior Unsecured Notes ($300.0 million outstanding as of September 30, 2015);

•	Master Note and Security Agreement ($271.5 million outstanding as of September 30, 2015); and a

•	$13.2 million international revolving credit facility (no balance outstanding as of September 30, 2015).

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios in this section are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2015:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2015, the Company's total leverage ratio was 3.05 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2015, the Company's senior secured leverage ratio was 2.46 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended September 30, 2015, the Company's minimum interest coverage ratio was 5.86 to 1.00).

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

As of September 30, 2015, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock, including:

•
If the Company's total leverage ratio is greater than 3.00 to 1.00 (as defined in the Senior Secured Credit Facility), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. As the Company's total leverage ratio as of September 30, 2015 was 3.05 to 1.00, the limitations described above are currently applicable.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2015, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on March 2, 2015.

New Accounting Pronouncements

In September 2015, the FASB issued new guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which amounts are determined. This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance effective September 30, 2015, and the adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

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

In April 2015, the FASB issued new guidance which changes the presentation of debt issuance costs in financial statements. Under this guidance, debt issuance costs shall be recorded in the balance sheet as a direct deduction from the face amount of the related debt liability, as opposed to recording debt issuance costs on the balance sheet as an asset (i.e., as a deferred charge) under current guidance, and amortization of debt issuance costs shall be recorded as interest expense on the statement of operations. This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. This new guidance is required to be retrospectively applied to all prior periods. The Company adopted this guidance effective June 30, 2015, and accordingly the condensed consolidated balance sheets conform with the new standard for all periods presented. The impact to the condensed consolidated balance sheets was a reduction of other long-term assets and long-term debt financial statement lines by $17.1 million and $20.0 million as of September 30, 2015, and December 31, 2014, respectively. There was no impact to the condensed consolidated statement of operations as the Company recorded amortization of debt issuance costs as interest expense.

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

Application of Critical Accounting Policies and Estimates

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.

United States Print and Related Services Segment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015, the date of the interim assessment. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015.

In determining the fair value of each reporting unit, the Company used an equal weighting of both the income and market approaches, except for the Other United States Products and Services reporting unit for which only an income approach was used. Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, working capital levels, terminal value multiples and a 10.1% after-tax weighted average cost of capital for the Core Print and Related Services and the Specialty Print and Related Services reporting units and a 10.9% after-tax weighted average cost of capital for the Other United States Products and Services reporting unit. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples.

After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. As such, each of the three reporting units failed step one of the goodwill impairment test, requiring step two to be completed to determine the amount of the goodwill charge.

Step two of the goodwill impairment test requires the Company to perform a hypothetical purchase price allocation for each reporting unit to determine the implied fair value of goodwill and compare the implied fair value of goodwill to the carrying amount of goodwill. The estimate of fair value is complex and requires significant judgment. Accounting guidance provides that a company should recognize an estimated impairment charge to the extent it determines that it is probable that an impairment loss has occurred, and such impairment can be reasonably estimated. Based on the best estimate as of September 30, 2015, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million ($532.6 million after tax), on a separate line item entitled "Goodwill Impairment" in the Company's condensed consolidated statements of operations. The estimated non-cash goodwill impairment charge resulted from a reduction in estimated fair value of the reporting units based on lower expectations for future revenue, profitability and cash flows as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014. This estimated impairment charge for the three reporting units in the United States Print and Related Services segment eliminated the entire goodwill balance, with the exception of $5.7 million of goodwill recorded for the August 2015 Specialty acquisition, as this acquisition occurred after the July 31, 2015 interim impairment date. A third-party valuation firm has been engaged to assist in the step two valuation process. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth quarter of 2015.

International Segment

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

In the first step, the Company compared the estimated fair value of the Latin America reporting unit to its carrying amount, including the goodwill. Fair value was determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting unit based on market multiples of comparable publicly-traded companies. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for the definition of Level 3 inputs). If the carrying amount of such reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment charge.

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

For the interim goodwill impairment assessment of the Latin America reporting unit as of March 31, 2015, the fair value of the reporting unit was below its carrying amount. The Company performed the step two additional fair value measurement calculation as described above to determine whether a Latin America reporting unit impairment charge should be recorded. As part of this calculation, the Company also estimated the fair values of significant tangible and intangible long-lived assets of the Latin America reporting unit. The Company recorded a $23.3 million non-cash goodwill impairment charge as a result of the interim goodwill impairment assessment during the first quarter of 2015, on a separate line item entitled "Goodwill Impairment" in the Company's condensed consolidated statements of operations. The goodwill impairment charge resulted from a reduction in estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014. This impairment charge in the Latin America reporting unit eliminated the entire goodwill balance within the International segment as of March 31, 2015.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of September 30, 2015, the Company had fixed rate debt and capital leases outstanding of $594.8 million at a current weighted average interest rate of 7.1% and variable rate debt outstanding of $923.9 million at a current weighted average interest rate of 3.0%. The variable rate debt outstanding at September 30, 2015, is primarily comprised of the $1.6 billion Senior Secured Credit Facility entered into on April 28, 2014, including $419.1 million outstanding on the $450.0 million Term Loan A, $293.8 million outstanding on the $300.0 million Term Loan B and $220.2 million outstanding on the $850.0 million revolving credit facility. The Term Loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the Term Loan B will not begin to fluctuate until LIBOR exceeds that percentage. At September 30, 2015, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the Term Loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the Term Loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.4% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2015, by approximately $20 million.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $57.6 million as of September 30, 2015, and $57.8 million as of December 31, 2014.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three and nine months ended September 30, 2015, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A, "Risk Factors," of the Company's 2014 Annual Report on Form 10-K, filed with the SEC on March 2, 2015. No material changes to such risk factors occurred during the period from January 1, 2015, through September 30, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made during the third quarter ended September 30, 2015. As of September 30, 2015, there were $91.8 million of authorized repurchases remaining under the program.

See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance," in Part I, "Financial Information," of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company's debt agreements that may restrict the Company's ability to pay dividends.

ITEM 5.	Other Information

On November 2, 2015, the Company filed a Voluntary Self-Disclosure with the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") regarding a distribution agreement ("Agreement") between Marin's, a foreign-incorporated French subsidiary, and a third-party distributor located in the United Arab Emirates. Marin's entered into the Agreement prior to its acquisition by the Company in February 2015 and granted the Emirati a distribution territory that included Iran. Marin's action was legal under French law at the time and the Company had no knowledge of this action. The Company discovered the Agreement during post-merger diligence, investigated Marin's Iran-related activities, and subsequently verified that Marin's did not engage in any Iran-related transactions following the February 2015 acquisition. The Company also amended the Agreement to exclude Iran from the Emirati distributor's territory. The Company cannot predict when OFAC will conclude its review of the Voluntary Self-Disclosure.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	November 4, 2015	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2015	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended September 30, 2015

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

(101)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.