Form 10-K
period 2015-12-31
Quad/Graphics, Inc.
filed 2016-02-23
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the class A common stock (based on the closing price of $18.51 per share on the New York Stock Exchange, LLC) on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, held by non-affiliates was $533,245,927. The registrant's class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant's class B common stock is convertible into one share of the registrant's class A common stock.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of February 18, 2016

Class A Common Stock	35,727,018
Class B Common Stock	14,198,464
Class C Common Stock	—
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

QUAD/GRAPHICS, INC.
FORM 10-K INDEX
For the Year Ended December 31, 2015

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

•
The impact of an other than temporary decline in operating results and enterprise value that could lead to non-cash impairment charges due to the impairment of property, plant and equipment and other intangible assets;

•
The impact on the holders of Quad/Graphics' class A common stock of a limited active market for such shares and the inability to independently elect directors or control decisions due to the voting power of the class B common stock;

•	Significant capital expenditures may be needed to maintain the Company's platform and processes and to remain technologically and economically competitive; and

•
The impact of risks associated with the operations outside of the United States, including costs incurred or reputational damage suffered due to improper conduct of its employees, contractors or agents.

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

Overview

At the forefront of innovation for 45 years, Quad/Graphics is a leading print and marketing services provider focused on helping brand owners market their products, services and content more efficiently and effectively across media channels. The Company was founded in Pewaukee, Wisconsin, as a Wisconsin corporation, in 1971 by the late Harry V. Quadracci. As of December 31, 2015, the Company had approximately 22,500 full-time equivalent employees in North America, South America and Europe, and served a diverse base of approximately 9,400 clients from 161 facilities located in 17 countries, as well as strategic investments in printing operations in Brazil and India.

With a consultative approach, worldwide capabilities, leading-edge technology and single-source simplicity, the Company believes it has the resources and knowledge to help a wide variety of clients in vertical industries including, but not limited to, retail, publishing, healthcare, insurance and financial. Quad/Graphics creates value for its clients by helping them perform better in today's rapidly changing world through the integration of print products with complementary services to improve efficiencies, reduce costs, create engagement, lift response and increase revenue.

To better serve the evolving needs of marketers and publishers in today's multimedia world, Quad/Graphics streamlined its United States organizational structure in 2015 by consolidating several print product lines into two main sales groups—Marketing Solutions and Publishing Solutions. The Company believes that this streamlined approach will better align its offerings with its clients' expanding integrated marketing and publishing needs and help drive future innovation. The Company uses a consultative approach to tailor the Company's wide range of print products and complementary services to the unique characteristics of each vertical industry it serves. These products and services include:

•
Print. Including retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement.

•	Logistics. Including mailing solutions, postal consultation, delivery optimization and hygiene services, delivery monitoring and tracking, and distribution, logistics and transportation services.

•	Digital. Including email, social, mobile (activated print, apps, websites), digital publishing and beacon technology.

•	Strategy. Including brand, campaign, and media planning and placement.

•	Data. Including data insights, segmentation and response analysis.

•	Creative. Including concept and design, page layout and production, copywriting, photography, retouching, mobile, video production and optimization.

•	Workflow. Including content management, process management, production and facilities management services, color management, and digital file processing and proofing.

Quad/Graphics proudly partners with leading marketers, brand owners and publishers:

•
Leading marketers and brand owners include American Eagle Outfitters, American Girl, Best Buy Co., Inc., Bluestem Brands, Charter Communications, Colony Brands, ConAgra Foods, Inc., CVS Health Corporation, Eddie Bauer LLC, Hanesbrands, Inc., Menards, Inc., Mylan N.V., Publishers Clearing House, Inc., Publix Super Markets, Inc., Sprouts Farmers Market, Inc., Tractor Supply Company, Walgreen Co., and Weight Watchers International, Inc.

•
Leading publishers include Condé Nast, Harlequin Enterprises Limited, Hearst Magazines, hibu plc, McGraw-Hill Education, Meredith Corporation, National Geographic Partners LLC, Rodale Inc., Simon & Schuster, Inc., TEN: The Enthusiast Network LLC, Time Inc., Wenner Media LLC, Yellow Pages Digital and Media Solutions Limited.

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

Quad/Graphics' second chapter began in 2010 and continues today. The Company's second chapter relates to its role as a disciplined industry consolidator. Quad/Graphics saw an opportunity to start participating in industry consolidation in response to economic and industry pressures following the great recession of 2008 and 2009, which severely impacted volumes. At the same time, digital and mobile content delivery methods came of age as consumers rushed to adopt new technologies, creating confusion for marketers on how to use print in combination with other channels as part of a multimedia campaign. This created an opportunity for Quad/Graphics—with manufacturing and distribution economies of scale, a strong balance sheet and access to capital markets—to take advantage of consolidating acquisition opportunities in order to reduce costs and address overcapacity in the industry.

The Company completed a number of value-driven industry consolidation opportunities in recent years, including the July 2010 acquisition of World Color Press Inc. ("World Color Press"), which was a transformative event in the Company's history, as it significantly enhanced Quad/Graphics' size, range of product and service offerings, and overall industry presence. At this time, Quad/Graphics class A common stock began to trade on The New York Stock Exchange, LLC ("NYSE") under the symbol "QUAD." Other consolidating acquisitions have included Vertis Holdings Inc. ("Vertis") in January 2013 and Brown Printing Company ("Brown Printing") in May 2014 as well as the asset swap with Transcontinental Inc. ("Transcontinental") in 2011. Through each of these acquisitions, the Company was able to enhance or expand its product offerings, while removing inefficient and underutilized capacity, pulling out costs, and transitioning work to the most efficient facilities. This includes maximizing capacity utilization at the Company's most efficient, flexible and modern mega plant facilities (facilities greater than 1.0 million square feet) that Quad/Graphics built and maintained during chapter one of the Company's transformative journey, as well as plants that were acquired in which Quad/Graphics continues to make strategic investments.

As the Company transitions from chapter two to chapter three, Quad/Graphics continues to strengthen its core product lines and make the necessary adjustments to quickly respond to ongoing industry pressures, with the goal in chapter three to be the industry's high-quality, low-cost producer to position the Company to take advantage of transformational opportunities. In chapter three, Quad/Graphics will continue to invest in ways to automate and streamline process and workflows to better serve its clients, improve efficiencies and reduce costs. Additionally, with a strategic account focus in key vertical industries, the Company intends to leverage its extensive relationships with more than 9,400 companies to further develop and grow innovative and complementary products and marketing services. The Company believes these products and services will help its clients drive improved performance and Return On

Investment ("ROI") on their total marketing spend in two distinct ways: first, through helping them market their products and content more effectively across multiple media channels to increase revenue, and second, through improving efficiencies and speed to market through reducing the overall production and distribution costs.

In support of Quad/Graphics' chapter three transformational growth strategy, the Company built upon its strength in printing, supply chain management and logistics, and in 2015 expanded its packaging, in-store promotions and marketing services offering. This expansion also supports the Company's strategic selling approach to the retail industry—a key vertical market for the Company that includes brick and mortar, electronic retail and brand owners—while also allowing the Company to develop its offerings in growth markets. For example, with the acquisition of Wisconsin-based Proteus Packaging ("Proteus") in 2013, the Company entered the high-end paperboard packaging market, including automotive, biotechnology, food, beverage, personal care, pharmaceuticals, software and electronics. In addition, on April 14, 2015, Quad/Graphics completed the acquisition of Copac Global Packaging, Inc. ("Copac,") a leading international provider of innovative packaging and supply chain solutions, including turnkey packaging design, production and fulfillment services across a range of end markets. Copac has production facilities in Spartanburg, South Carolina, and Santo Domingo, Dominican Republic, and strategically sources packaging product manufacturing over multiple end markets in Central America and Asia, giving it a global footprint. Copac manufactures products such as folding cartons, labels, inserts, tags and specialty envelopes in vertical industries including apparel, consumer products, tobacco, healthcare, food and beverage. The Company continued to expand in the packaging market with the acquisition of Specialty Finishing, Inc. ("Specialty") on August 25, 2015. Specialty is a full-service paperboard folding carton manufacturer and logistics provider located in Omaha, Nebraska, which serves a variety of vertical industries including food, pharmaceutical and industrial supplies. Upon the completion of the Specialty acquisition, the Company rebranded its newly formed division as QuadPackaging to take advantage of this growing market segment. Given its increased scale, vertical expertise and geographic footprint, QuadPackaging is now positioned to compete for large-volume or multi-location clients in a diverse range of vertical industries across the United States, Europe, Asia, and Central and South America.

In 2015, Quad/Graphics announced the expansion of its existing BlueSoho business, expanding its marketing agency solutions offering into campaign development, shopper activation and mobile/digital programming. The Company believes that BlueSoho will play an important role in defining its path forward in chapter three as it is now uniquely capable of orchestrating cross-media programs that turn shoppers into buyers and buyers into loyal brand advocates. The expanding service set is now comprised of local promotional strategy, conceptual design, media planning and buying, creative development, production services, marketplace deployment and program measurement. This strategic repositioning of BlueSoho as an independent brand enables Quad/Graphics to capture new business, especially among brand owners who understand the benefits of fully orchestrated media execution and actionable brand experiences—from campaign development through all forms of media activation.

As part of the Company's focus on in-store promotion growth opportunities, Quad/Graphics announced the acquisition of Marin's International, S.A. ("Marin's") on February 3, 2015. Marin's is a worldwide leader in the point-of-sale display industry. Marin's specializes in the research and design of display solutions, and uses its own European-based sales force as well as a network of global licensees, including Quad/Graphics, to sell its patented product portfolio. Marin's enhances Quad/Graphics' existing in-store and large-format marketing promotions and, combined with the power of BlueSoho, Marin's will help the Company expand its ability to help retailers and brand marketers promote their brands as part of a global campaign.

As Quad/Graphics continues on its path forward, the Company remains focused on its five primary strategic goals that support its objective to be the industry's high-quality, low-cost producer to position the Company to take advantage of transformational opportunities and drive improved performance through innovation for its clients. The Company believes these goals will allow it to be successful despite ongoing industry challenges. These strategic goals are described in the "Strategy" section of this document and include the following:

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

Industry

The global commercial printing industry is made up of companies whose capabilities include commercial lithographic printing, gravure printing, flexographic printing, screen printing, quick printing, digital printing, business form printing, prepress services that include adjusting images and text and creating high-quality print files, and postpress services, including trade binding. According to the April 2015 Global Commercial Printing IBISWorld industry report, the global commercial printing industry generates an estimated $708 billion in annual revenue and has a low level of market share concentration with the four largest players (which includes Quad/Graphics) in the industry accounting for approximately 5% of annual industry revenue.

Quad/Graphics operates primarily in the commercial print portion of the printing industry. According to the October 2015 Printing in the U.S. IBISWorld industry report, the United States commercial printing industry generates an estimated $82 billion in annual revenue, employs more than 435,000 employees and is comprised of approximately 45,000 companies. The commercial printing industry is also highly fragmented, with the four largest printing companies (which includes Quad/Graphics) accounting for less than 20% of total commercial print industry annual revenue in the United States. Although there has been significant industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry still only represent approximately just over half of the total industry revenue in the United States, according to the December 2015 Printing Impressions PI400.

According to the October 2015 Printing in the U.S. IBISWorld industry report, the commercial print industry in the United States services markets including advertising, publishing, retailers, consumer goods manufacturers, stationery and textile manufacturers, financial and legal firms, and wholesalers with capabilities that include the following:

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

•	Other Printing. Other printing accounts for approximately 9% of industry revenue and includes printing blank books, loose leaf binders and business forms.

Demand for printed products and related services is affected by real gross domestic product growth, as economic activity and advertising spending are key drivers of consumer demand. In times of global economic uncertainty, advertisers may reduce spending. Magazine publishers, facing diminished advertising pages, reduce total page counts; catalog marketers reduce page counts, circulation and the frequency of print campaigns; retailers curb investments in store inventory and cut back on retail insert circulation and advertising; and other advertisers reduce their direct mail volume, particularly in the banking, insurance, credit card, real estate and nonprofit industries. In addition, the Company believes the commercial print industry has moved toward a demand for shorter print runs, faster product turnaround and increased production efficiency of products with lower page counts and increasing complexity. This, combined with increases in postage expenses (which significantly outpaced inflation over the last ten years) and the increased use of alternative digital marketing technologies have led to excess manufacturing capacity in the industry and this excess capacity has allowed for larger printers with economies of scale, strong balance sheets and access to capital markets the ability to install more efficient equipment, take advantage of consolidating acquisition opportunities to remove excess, inefficient and/or underutilized capacity and reduce overall costs.

Quad/Graphics believes that traditional business users of print and print-related services are focused on generating and tracking the highest returns on their marketing spend. The Company believes that its clients receive the greatest return on their marketing and advertising dollars when they effectively use data to target the appropriate customers and combine digital alternatives with customized print products in a targeted, cross-channel marketing campaign driven by an overall marketing strategy. Quad/Graphics believes it is well positioned to help its clients navigate through this changing media landscape and create innovative ways to connect print with digital channels.

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

Strategy

As Quad/Graphics continues on its path forward, the Company remains focused on its five primary strategic goals that support its objective to be the industry's high-quality, low-cost producer to fuel transformative growth and drive improved performance through innovation for its clients. The Company believes the following goals will allow it to be successful despite ongoing industry challenges:

1.	Strengthen the Core

Quad/Graphics uses a disciplined return on capital framework and historically has made significant investments in its print manufacturing platform and data management capabilities that have resulted in what it believes is one of the most integrated, automated, efficient and modern manufacturing platforms in the industry. Core or foundational print product lines at Quad/Graphics include retail inserts, publications, catalogs, books and directories, as they represent a large percentage of the Company's revenue. The Company's disciplined focus on maintaining the strength of its core product lines, through investments to streamline, automate and improve efficiencies and throughput while reducing labor, promotes sustainable cash flow and continued value creation. A commitment to Lean Enterprise and a disciplined culture of continuous process improvement is a high priority throughout the Company and supports its goal of strengthening the core product lines to be the industry's high-quality, low-cost producer.

Quad/Graphics believes that its national distribution network is also a key attribute in its ability to strengthen the core foundation of the Company. Quad/Graphics has made strategic capital expenditures and information technology ("IT") investments to build what it believes is one of the most efficient and innovative distribution networks in the commercial printing industry. The Company's goal, and an integral component of how Quad/Graphics creates client value, is to maintain and utilize a fully integrated, national distribution network to help mitigate rising postage costs for its clients by minimizing their total cost of production and distribution.

Quad/Graphics also strengthens the core of the Company through a dedicated focus on having the right people in the right roles at the right time. The Company benefits from leadership consistency and longevity with senior executives having decades of print industry experience, which gives them valuable knowledge and perspective. The Company also continues to enhance its leadership team, bringing aboard complementary, experienced talent who can immediately contribute to advancing the Company's goals.

2.	Grow the Business Profitably

The Company believes it is well positioned to grow the business profitably. Key components of this strategy are centered on the Company's ability to grow through ongoing innovation, organic growth and disciplined acquisitions. Innovation takes many different forms at Quad/Graphics. From a client perspective, Quad/Graphics believes that marketing today has been upended due to the proliferation of digital media which has increased complexity and created a crisis in measurement given that many client organizational structures are siloed by media channel expertise. This marketing shift has created an opportunity for both Quad/Graphics and its clients to innovate and create enhanced value. The Company believes that no channel is an island; each influences and impacts the other. Quad/Graphics also believes that print delivers high levels of marketing ROI, especially when used in combination with other media channels. As supported by the November 2015 InfoTrends study Micro to Mega: Trends in Business Communications, using multiple media channels yields a better response rate for integrated marketing campaigns. Specifically, marketers reported an average improvement of 28% in response rate when adding email, social media, and mobile application channels to their print campaigns.

The Company leverages knowledge from existing client relationships in key vertical industries to drive innovation and the development of complementary products and services that help brand owners market their products, services and content more efficiently and effectively across media channels. The Company is focused on ensuring it has the right talent in the best positions to have strategic marketing conversations with its clients to define their needs, develop tailored solutions and grow market share. Clients benefit from improved performance and ROI on their marketing spend through better reach and end-user engagement, improved response and increased revenue derived from these cross-channel marketing programs.

From a manufacturing platform perspective, innovation drives the Company's ability to help its clients precisely segment and target their audience to deliver relevant content, ads and offers. Through advanced variable printing capabilities and data management solutions, the Company can provide relevant content to encourage one-to-one end consumer connection and reader engagement. Innovation through automation in the manufacturing platform also allows Quad/Graphics to improve productivity and reduce costs in support of the Company's long standing commitment to be the industry's high-quality, low-cost producer.

Another key attribute of this strategy is the Company's ability to grow the business through compelling, ongoing platform investments that drive profitable organic growth and productivity in the Company's current business, as well as using a disciplined approach to execute on acquisitions that help the Company transition into chapter three of its journey. This includes pursuing growth opportunities that will help transform an existing product line, or expand Quad/Graphics' business into higher growth product and service categories that are a logical extension of its core print product lines. The Company also believes that additional value-driven industry consolidation opportunities will create measurable value through the addition of complementary capabilities, allowing the Company to provide an enhanced range of products and services, and create significant efficiencies in the overall print production and distribution processes.

3.	Walk in the Shoes of our Clients

Quad/Graphics believes that every client, regardless of size, is the most important client. A key component of Quad/Graphics' client-facing strategy is to strengthen relationships at different levels inside a client's organization so the Company can better understand, anticipate and exceed the client's needs—sometimes before the client even knows it has a need. The Company's goal is to become an invaluable strategic partner to its clients—a partner who is focused on helping each client successfully navigate today's changing media landscape. While Quad/Graphics has dedicated sales, sales service and customer service representatives, the Company reinforces that all employees, regardless of job title, are part of the Quad/Graphics' client experience team. As such, all employees are responsible for meeting the needs of its clients every day, making it easy to do work with Quad/Graphics, and making the client experience enjoyable at every touchpoint. Quad/Graphics believes its strategy to walk in the shoes of our clients helps all employees focus on the client experience at all touchpoints throughout its end-to-end process to improve client satisfaction and create loyalty to the Quad/Graphics brand. The Company also believes its proactive thought leadership in the key issues facing clients—such as cross-channel marketing and postal reform—will create value and deepen client relationships.

4.	Engage Employees

Quad/Graphics' strategy to engage employees builds on key aspects of its distinct corporate culture, including an organization-wide entrepreneurial spirit and opportunity-seeking mentality where employees are encouraged to take pride and ownership in their work; take advantage of continuous learning, apprentice and job-advancement opportunities; share knowledge by mentoring others; and innovate solutions. With the encouragement to do things differently—and find a better way—the Company believes its employees are more fully engaged in producing better results for clients and the local communities surrounding its facilities, and advancing the Company's strategic goals.

The Company believes one of the most important ways it can drive employee engagement is by acting on a continuous employee feedback loop. Quad/Graphics believes in transparent and regular two-way communication with employees. The Company provides the opportunity for all employees to have a voice or share an opinion through a number of different channels including surveys and open forums at Company town hall and department meetings. The Company then demonstrates its commitment to their engagement by maintaining a safe work environment while implementing programs and policies that address their needs and/or suggestions. At the same time, the Company consistently reinforces the Company's long-standing eight core values that drive how the Company operates: Believe in People, Do the Right Thing, Trust in Trust, Innovate, Grow, Make Money, Have Fun, and Do Things for the Rose (i.e., do things for the sake of excellence).

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

The priorities for capital allocation and deployment are adjusted based on prevailing circumstances and what the Company thinks is best for shareholder value creation at any particular point in time. Those priorities currently include the following: (1) deleveraging the Company's balance sheet through debt and pension liability reductions; (2) making compelling investments that drive profitable organic growth and productivity in the Company's current business, as well as executing on acquisitions through a disciplined approach that includes expansion into higher-growth products and services that are complementary to its core product and service lines, and pursuing value-driven industry consolidation; and (3) returning capital to shareholders through dividends and share repurchases.

Competitive Advantages

Quad/Graphics believes its success has been fueled by a number of key competitive advantages that drive its five primary strategic goals. These competitive advantages are an efficient, flexible and modern manufacturing platform; vertically integrated non-print capabilities; a client-centric approach; leading mailing and distribution capabilities; a commitment to ongoing innovation and rapid adoption of technology with a focus on execution and influencing media spend for its clients; a disciplined and consistent financial approach; a well-defined integration process; and a distinct corporate culture that empowers and engages employees to think and act like owners to drive business results.

Efficient, Flexible and Modern Manufacturing Platform

The Company has continuously invested in its manufacturing platform through modern equipment and automation that allow for more pages to be printed for each revolution of the press, reducing the amount of time that each individual printing job takes to complete. In addition, the Company's long-standing commitment to invest in its manufacturing platform to create productivity improvements has led to more automation designed to reduce labor costs, maximize labor productivity and increase throughput. The Company's investment in its manufacturing platform has consistently been based on evaluating the useful economic life of the underlying equipment rather than focusing on the potential mechanical life of the equipment. This discipline is critical in an industry in which technological change can create obsolescence well before the end of the mechanical life of equipment.

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

To achieve its goal to be the industry's high-quality, low-cost producer, Quad/Graphics makes a concerted effort to treat all costs as variable and maintains a stringent focus on achieving productivity improvements and sustainable cost reductions through a variety of continuous improvement programs in both manufacturing and administrative areas. The Company believes it is making progress toward this goal by remaining focused on the following:

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

Vertically Integrated Non-Print Capabilities

Quad/Graphics has a long history of finding a better way to do business. This approach to business gives the Company a competitive advantage in reducing costs and creating efficiencies for its clients and employees. Vertically-integrated non-print capabilities—such as data management, imaging, logistics and distribution, ink manufacturing, paper procurement, equipment research and design, and health and wellness—assist the Company in delivering lower costs for its clients, enhancing customer service levels, allowing substantial control over critical links in the overall print supply chain (such as the Company's ink manufacturing capabilities which help it control the quality, cost and availability of a key input in the printing process), increasing flexibility and providing more aggregated services to each client.

Chemical Research\Technology ("CR\T") is the ink manufacturing subsidiary of Quad/Graphics. With CR\T, Quad/Graphics is one of the largest ink manufacturers in the United States, and the only United States commercial printer that produces its own inks. Quad/Graphics founded CR\T in 1982 to formulate and manufacture its own special blend of inks based on extensive experience working directly with the Company's press operators. The benefits of manufacturing its own inks include better management of the quality and consistency of the product, a better yield per pound of ink, and increased raw materials purchasing power.

Quad/Graphics has been dedicated to research and development to improve its print manufacturing platform for more than 35 years. The Company's research and development designers and systems engineers work closely with the Company's press and finishing operators and IT professionals, and over the years have developed a range of advancements that the Company's management believes puts its print platform at the forefront of print innovation. The value of these innovations to the industry is supported by the fact that these technology solutions are sold by the Company's QuadTech subsidiary to equipment manufacturers and other printers in the commercial, newspaper and packaging printing industries.

Outside of print, Quad/Graphics successfully integrates health and wellness for all employees through the Company's QuadMed subsidiary, which specializes in employer-sponsored health care solutions. QuadMed was founded in 1990 to address the Company's own employees' needs for quality, cost-effective primary care. In 2013, QuadMed acquired Novia CareClinics, LLC ("Novia"), and today provides workplace solutions on a national level to employers of all sizes, including private and public sector companies. These services include 82 on-site and near-site primary care clinics, telemedicine, and comprehensive health and wellness programs.

Client-Centric Approach

Throughout its 45-year history, Quad/Graphics has put its partnership with clients at the center of its operations, creating solutions clients need to meet their business objectives. Quad/Graphics has made a concerted effort to hire talent with client-side experience who can provide unique insights into how the client operates and where they may be experiencing a marketing challenge the Company can help solve. To better serve the evolving needs of marketers and publishers in today's multimedia world, Quad/Graphics streamlined its United States organization in 2015 by consolidating several print product lines into two main sales groups—Marketing Solutions and Publishing Solutions. The Company believes that this streamlined approach will better align its offerings with its clients' expanding integrated marketing and publishing needs and help drive future innovation. The Company uses a consultative approach to tailor its wide range of print products and complementary services to the unique characteristics of each vertical industry it serves. This consultative approach includes the following:

•
leveraging its integrated data analytics, finishing technology and logistics operations, which allow clients to create and track customized and relevant communications across channels on a cost-effective basis, with the objective of delivering higher response rates at a lower cost;

•
consulting with clients on marketing strategies to integrate personalized, targeted print communications (including in-store signage and point-of-purchase displays), with other media channels including mobile, email, the Web, tablets and e-readers, video and social media to drive higher response rates;

•	improving the cost-effectiveness of local advertising investments through an improved understanding of customers' shopping behavior, messaging preferences and media consumption habits;

•	developing workflow solutions to help clients streamline content management across multiple channels;

•
deploying its interactive media capabilities, including planning, executing and monitoring interactive print campaigns, email, personalized URLs, mobile solutions and digital editions, and creating and maintaining microsites in support of effective, cross-channel marketing campaigns to connect print with mobile technologies—such as smartphones and tablets—to create compelling calls to action that drive business results; and

•
continuing to invest in leading-edge technologies and capabilities to ensure it can provide the most desirable and effective cross-channel solutions to marketers and publishers as technologies and user preferences change.

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

Quad/Graphics pays particularly close attention to listening to what its clients say about the Company, proactively seeking their input through the annual Quad/Graphics Performance Client Survey. The survey provides sound insights on clients' experience with the Company as well as ways to enhance products, services and overall value. Key concerns are addressed by a Senior Executive Team led by the Chairman, President and Chief Executive Officer, demonstrating the Company's top-down commitment to client satisfaction. Based on survey results, the Company has worked on a series of initiatives to streamline and simplify internal processes to address known pain points; share more information about its expanded product and service offering via a newly launched website (QG.com), including a focus on its expertise in meeting the needs of specific vertical industries; and provide clients with peer networking and thought leadership opportunities in the key issues facing clients such as cross-channel marketing challenges and postal reform issues. In 2015, the Company held a two-day marketing thought leadership conference where it brought together leading marketers and publishers from a diverse group of industries for learning and networking opportunities. The Company's event featured keynote presentations, small group discussions, working breakout sessions and real stories from the front lines of cross-channel marketing. Quad/Graphics' 2015 Postal Conference connected United States Postal Service ("USPS") officials, key Congressional staff and client leadership responsible for circulation, production and marketing with a unique opportunity to share information, and discuss today's most pressing postal issues. Participants took away knowledge to help their business and advance postal regulation and legislation for a sustainable USPS.

Leading Mailing and Distribution Capabilities

Quad/Graphics creates targeted and personalized printed materials for its clients, which helps its clients increase consumer response rates, maximize their return on print spending and reduce overall costs. Quad/Graphics uses its in-data capabilities to analyze mail list data, demographic data, consumer transaction data and other consumer-specific data to help its clients target consumers through personalized printed materials. Personalization and targeting create the opportunity to reach the right recipients with the right (or relevant) message at the right time. The Company believes that integrating its analysis of mail list data with its logistics services allows it to reduce client freight costs for shipments to newsstands and postal centers, while providing a high level of dependability and rapid response times that are crucial to the delivery of time-sensitive materials. Further, the Company uses a national consolidation network to combine like-destination freight to maximize cost-effectiveness.

Postal rates are a significant component of many clients' cost structures, and Quad/Graphics believes that postal costs influence the number of pieces that its clients print and mail. The Company has invested significantly in its mail preparation and distribution capabilities to offset increasing postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency and reduce these costs. The Company helps its United States clients reduce their overall postage costs through what it believes, based on information published by or otherwise made available from its competitors, is the industry's largest co-mail program. The Company's co-mail program involves the sorting and bundling of printed products to be mailed to consumers, in order to facilitate better integration with USPS. The USPS offers significant work-sharing discounts for this sorting, bundling and drop-shipping to more than 300 USPS postal processing centers as it reduces handling by the USPS. By combining the products of multiple clients in the mailstream, the Company leverages the volume from participating clients, regardless of the production facility, to achieve USPS discounts for their benefit. Quad/Graphics co-mailed approximately 5.4 billion magazines, catalogs and direct marketing pieces in 2015. Quad/Graphics estimates that the Company's clients saved an estimated $260 million in 2015 through the Company's co-mailing programs.

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

Commitment to Ongoing Innovation and Rapid Adoption of Technology with a Focus on Execution and Influencing Media Spend for Its Clients

Over the last five years, Quad/Graphics has invested an average of 3% of its annual net sales for capital expenditures. This investment has resulted in what the Company believes is one of the most advanced and efficient platforms in the industry and has allowed the Company to reduce the amount invested in recent years without impacting its leading technological excellence. The Company has had a continued commitment to research and development, platform maintenance, manufacturing process improvements and the rapid adoption of technological innovations. For example, in early 2015 the Company announced a three-year plan to transform some of its platform from conventional web offset presses to modern digital presses that will give marketers and publishers a full range of options to produce and deliver relevant direct mail, book and other commercial products faster and more cost-effectively. Another example of Quad/Graphics' innovative approach is the integration of its imaging, manufacturing and distribution networks into a single platform using a networked IT infrastructure. This platform—connected via Quad/Graphics' own Smartools®—provides seamless, real-time information flow across sales and estimating, production planning, scheduling, manufacturing, warehousing, logistics, invoicing, reporting and customer service.

From a client-facing technology perspective, Quad/Graphics believes it is at the forefront of the printing industry with creating and/or rapidly adopting services that help marketers and publishers drive improved performance and ROI on their marketing spend. In 2015, Quad/Graphics announced the expansion of its existing BlueSoho business, expanding its marketing agency solutions offering into campaign development, shopper activation and mobile/digital programming. The Company believes that BlueSoho will play an important role in defining its path forward as it is now uniquely capable of orchestrating cross-media programs that turn shoppers into buyers and buyers into loyal brand advocates. The expanding service set is now comprised of local promotional strategy, conceptual design, media planning and buying, creative development, production services, marketplace deployment and program measurement. This strategic repositioning of BlueSoho as an independent brand enables Quad/Graphics to capture new business, especially among brand owners who understand the benefits of fully orchestrated media execution and actionable brand experiences—from campaign development through all forms of media activation.

Data supports the Company's belief that marketers will continue to use a multichannel approach. The November 2015 InfoTrends study Micro to Mega: Trends in Business Communications found that utilizing multiple media channels yielded a better response rate for marketing campaigns. Specifically, marketers reported an average improvement of 28% in response rate when adding email, social media, and mobile application channels to their print campaigns.

The Company has long believed that print possesses the unique ability to create an emotional connection with consumers and readers that promotes engagement and response. Data supports the Company’s belief that print works. According to the December 2015 InfoTrends study Direct Marketing Production Printing & Value-Added Services: A Strategy for Growth, 62% of consumers receiving printed catalogs that made a purchase within the last three months were influenced by the catalog. Furthermore, the study found that two-thirds of direct mail is opened and more than 40% of consumers have made a purchase in the last three months because of a piece of direct mail they received.

Quad/Graphics also conducts an annual quantitative research study, Customer Focus®™, which provides consumer views on singular and integrated media usage via an extensive survey. For example, the 2015 Customer Focus® study found that 60% of United States adults use retail inserts to find sales, coupons or promotions, and 65% of United States adults want to receive direct mail that is personalized with customized offers based on needs, interests and purchase history. The survey reveals the unique characteristics of special demographic, generational, gender and socio-economic groups and how they consume advertising and marketing messaging, and their attitudes and engagement preferences in a number of industry segments. The Company's clients use these insights to validate current marketing strategies and form strategies for new programs. Further, when coupled with third-party persona data sources, Customer Focus® provides the Company's clients with a basis for segmentation, creative and messaging relevancy, regardless of delivery channel.

This active response to print has influenced magazines publishers to increase usage of custom product covers to enhance reader engagement and retailers who primarily use digital channels, such as online-only retailers, or electronic-retailers, to incorporate print into their marketing strategy. In the past 24 months, the Company has assisted more than 40 electronic retail clients to mail printed catalogs or direct mail for the first time. Of these clients, 95% continue to market with print and more than 50% have increased page count, circulation or delivery frequency.

Disciplined and Consistent Financial Approach

As a controlled public company, Quad/Graphics enjoys the competitive advantage of remaining under the leadership and control of the founder's family. The Quadracci family has had consistent control over the Company's operations and decision-making process since its founding in 1971, which allows for a longer-term strategic view with stability of leadership and strategic vision and deployment. As of February 18, 2016, the Quadracci family retains approximately 80% voting control of the Company through the ownership of high-vote stock. This leadership and voting control structure enables the Company to manage the Company's strategy and financial policy by having the foresight to make decisions today that could impact the Company years from now and avoiding the pitfalls of short-term decision-making that could potentially jeopardize the stability and longevity of the Company.

Quad/Graphics believes that its disciplined financial approach of focusing on maximizing earnings and Free Cash Flow, and maintaining a strong balance sheet provides a competitive advantage. Continuous Improvement and Lean Manufacturing methodologies are among the tools that Quad/Graphics uses to improve manufacturing productivity and to ultimately maximize operating margins. The Company applies these same methodologies to its selling, general and administrative functions to create a truly Lean Enterprise. Additionally, Quad/Graphics has a culture of continuous cost reduction that includes minimizing waste, increasing efficiencies and throughput, and simplifying and streamlining processes. The Company has been working diligently to lower its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. Quad/Graphics believes that its focused efforts to be the high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt and pension liability reductions. The Company's disciplined financial approach also allows it to maintain sufficient liquidity as well as to reduce refinancing risk, with the nearest significant maturity not occurring until April 2019.

The Company takes a very disciplined approach to its capital allocation decisions. A key part of this discipline is a goal of having ROI exceed the cost of capital, whether the investments are related to purchasing the right equipment or investing in the right strategic growth initiatives. The Company balances the use of cash between deleveraging the balance sheet through debt and pension liability reductions; making compelling investment opportunities; or returning cash back to shareholders through dividends and share repurchases.

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

Well-Defined Integration Process

As Quad/Graphics has grown through acquisitions, it has refined its integration process, creating what it believes to be a very well-defined and disciplined approach. The Company's integration process puts a strong focus on serving clients well—minimizing disruption and maximizing retention—while improving the efficiency and productivity of its platform to drive cost savings. The Company does not simply "bolt on" its acquisitions, leaving them to operate independently and overlooking the opportunities to eliminate redundancies and improve efficiencies. Rather, it seeks to fully integrate the business. Following an integration, Quad/Graphics takes a holistic approach to measuring success, considering client retention and satisfaction, employee integration, IT and platform integration and financial metrics. The Company uses the knowledge gained to improve future integration processes and has applied the same discipline to manage cost reduction initiatives through the Company's Project Management Office.

Given that integrating corporate cultures is one of the most complex and important efforts following an acquisition, the Company puts a strong focus on it. Looking specifically at employee integration efforts, Quad/Graphics spends time helping new employees understand Company culture, including how it runs the business and the values system that drives decision-making and conduct. As necessary, new employees in management and supervisory roles participate in a training program that helps them develop a deeper understanding of the organization and resources.

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

To maintain a culture of employee empowerment, the Company helps employees keep current on skills through education and training programs offered on the job and in the classroom. Continuous Improvement classes include Lean Enterprise and Six Sigma training, designed to empower both production and administrative employees to find better ways to do their jobs and improve department and Company performance. Safety initiatives include regular safety huddles and quizzes to discuss safe work conduct and promote a safety mindset, as well as on-site safety classes, including first-responder training. The Company also maintains what it believes to be the industry's premier management training program, also known as the Corporate Training Program, which attracts capable, inspired next-generation talent as well as experienced, ready-to-contribute second-career talent.

Quad/Graphics further invests in its employees by providing personal improvement classes, financial and retirement planning and comprehensive health and wellness benefits. Through its own network of QuadMed primary care clinics located at larger worksite locations, and combined with advanced telemedicine systems, the Company provides high-quality primary medical care and specialty services to employees and their families at a low cost. The Company demonstrates its commitment to wellness through onsite fitness centers at a number of printing plant locations, as well as by offering smoking cessation, weight-management and nutrition classes among other wellness-related programs; providing employee assistance program counseling services; and developing its own programs with financial incentives for managing chronic conditions such as diabetes and asthma (known as Well You) and promoting healthy lifestyles. QuadMed also sells this business model of healthcare services to third-party businesses.

The Company has a number of programs designed to attract next-generation talent while retaining and engaging existing, valued employees. These programs include "Think Smalls," a small-group gathering outside of work hours to strengthen co-worker relationships and provide a forum for meaningful business discussion; an industry years of service recognition program; and financial and volunteer support in the communities where employees live and work. These programs are part of the Company's "Quad Proud" campaign that recognizes individual employee contributions to the Company's collective success while never forgetting the importance of being a Quad/Graphics team member, which includes the obligation to mentor the next generation of employees.

Quad/Graphics is led by an experienced management team with a proven track record in the printing industry that is committed to preserving the Company's values-based culture. The senior management team includes individuals with long tenure with the Company augmented with seasoned industry talent realized through strategic hiring or recent acquisitions, further supported by managers and employees committed to advancing print solutions in coordination with the ever-evolving multichannel media landscape. The Company believes the experience and stability of senior management, paired with next-generation entrepreneurially minded employees, will contribute to its long-term success as it continues on its path forward.

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

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with complementary service offerings, including marketing strategy, media planning and placement, data insights, segmentation and response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 92%, 91% and 90% of Quad/Graphics' consolidated net sales in 2015, 2014 and 2013, respectively.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as strategic investments in printing operations in Brazil and India. This segment provides printed products and complementary service offerings consistent with the United States Print and Related Services segment. The International segment accounted for approximately 8%, 9% and 10% of the Company's consolidated net sales in 2015, 2014 and 2013, respectively.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance. In addition, in 2014 and 2015 certain expenses and income from frozen employee retirement plans, such as pension and postretirement benefit plans, are included in Corporate and not allocated to the operating segment.

For additional financial information by segment and geographic area, see Note 22, "Segment Information," and Note 23, "Geographic Area and Product Information," to the consolidated financial statements, respectively, in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. For a discussion of the risks attendant to the Company's foreign operations, see the risk factor titled "There are risks associated with the Company's operations outside of the United States" in Item 1A, "Risk Factors," of this Annual Report on Form 10-K.

Competition

The printing industry, with approximately 45,000 companies in the United States, is highly fragmented and competitive. The four largest printing companies account for less than 20% of total commercial print industry annual revenue in the United States, with Quad/Graphics being the second largest. Although there has been significant industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry still only represent just over half of the total industry revenue in the United States, according to the December 2015 Printing Impressions PI400. According to the October 2015 Printing in the U.S. IBISWorld industry report, the majority of commercial printers in the United States are privately owned and generate, on average, less than $35 million in annual revenue and approximately 70% of firms operating in the industry have fewer than 10 employees.

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

Clients

Quad/Graphics enjoys long-standing relationships with a diverse base of clients, which includes both national and regional corporations in North America, South America, Europe and Asia. The Company's clients include industry-leading blue chip companies that operate in a wide range of industries and serve both businesses and consumers, including retailers, publishers and direct marketers. The Company's relationships with its largest clients average more than 19 years in duration.

In 2015, Quad/Graphics served approximately 9,400 clients, and its 10 largest clients accounted for approximately 15% of consolidated sales, with none representing more than 5% individually. The Company believes that its large and diverse client base, broad geographic coverage and extensive range of printing and print-related capabilities are competitive strengths.

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

Raw Materials

The primary raw materials that Quad/Graphics uses in its print business are paper, ink and energy. At this time, the Company's supply of raw materials is readily available from numerous vendors; however, based on market conditions, that could change in the future. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the procurement process.

The majority of paper used by the Company is supplied directly by its clients. For those clients that do not directly supply their own paper, the Company makes use of its purchasing efficiencies to supply paper by negotiating with leading paper vendors, uses a wide variety of paper grades, weights and sizes, and does not rely on any one vendor. In addition, the Company generally includes price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate paper price risk, higher paper prices and tight paper supplies may have an impact on client demand for printed products. The Company's working capital requirements, including the impact of seasonality, are partially mitigated through the direct purchasing of paper by its clients.

The Company produces the majority of ink used in its print production, allowing it to control the quality, cost and supply of key inputs. Raw materials for the ink manufacturing process are purchased externally from a variety of vendors.

The Company generally cannot pass on to clients the impact of higher electric and natural gas energy prices on its manufacturing costs, and increases in energy prices result in higher manufacturing costs for certain of its operations. The Company mitigates its risk through natural gas hedges when appropriate. In its logistic operations, however, the Company is able to pass a substantial portion of any increase in fuel prices directly to its clients.

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

Employees

As of December 31, 2015, Quad/Graphics had approximately 22,500 full-time equivalent employees in North America, South America, Europe and Asia. Within the United States, there were approximately 19,600 full-time equivalent employees of which approximately 800 were covered by a collective bargaining agreement. Outside of the United States, there were approximately 2,900 full-time equivalent employees, of which approximately 1,300 were either governed by agreements that apply industry-wide, by a collective bargaining agreement or through works councils or similar arrangements. Quad/Graphics believes that its employee relations are good and that the Company maintains an employee-centric culture.

Business Acquisitions

The following is a listing of the Company's 2015 acquisition activity. For additional information related to the Company's acquisition activity, see Note 2, "Acquisitions and Strategic Investments," to the consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

•	The Company completed the acquisition of Specialty, a full-service paperboard folding carton manufacturer and logistics provider located in Omaha, Nebraska, on August 25, 2015.

•
The Company completed the acquisition of Copac, a leading international provider of innovative packaging and supply chain solutions, including turnkey packaging design, production and fulfillment services across a range of end markets headquartered in Spartanburg, South Carolina, on April 14, 2015.

•	The Company completed the acquisition of Marin's, a worldwide leader in the point-of-sale display industry headquartered in Paris, France, on February 3, 2015.

Executive Officers of Quad/Graphics

The following table sets forth the names, ages (as of February 18, 2016) and positions of Quad/Graphics' executive officers.

Name	Age	Position
J. Joel Quadracci	47	Chairman, President and Chief Executive Officer
John C. Fowler	65	Vice Chairman and Executive Vice President of Global Strategy and Corporate Development
Thomas J. Frankowski	55	Chief Operating Officer
Renee B. Badura	52	Executive Vice President of Sales
David A. Blais	53	Executive Vice President of Global Procurement and Platform Strategy
David J. Honan	47	Executive Vice President and Chief Financial Officer
Jennifer J. Kent	44	Executive Vice President of Administration and General Counsel
Kelly A. Vanderboom	41	President of Logistics, Vice President and Treasurer
Steven D. Jaeger	51	Vice President and Chief Information Officer
Nancy J. Ott	50	Vice President of Human Resources
Maura D. Packham	47	Vice President of Marketing and Communications
Anthony C. Staniak	43	Vice President, Corporate Controller and Chief Accounting Officer

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

Mr. Fowler has served as Vice Chairman and Executive Vice President of Global Strategy and Corporate Development since March 2014. He previously served as Executive Vice President and Chief Financial Officer from July 2010 to March 2014, as Senior Vice President and Chief Financial Officer from May 2005 to July 2010 and as Vice President and Controller from when he joined Quad/Graphics in 1980 (which at the time was the Company's top financial position) until May 2005. Prior to joining Quad/Graphics, Mr. Fowler worked for Arthur Andersen LLP for six years.

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

Ms. Badura has served as Executive Vice President of Sales since June 2015. She previously served as Vice President of Omnichannel Sales Strategy from February 2014 to June 2015, as Regional Vice President of Sales-Midwest for Marketing Solutions from January 2012 to February 2014, as Vice President of Sales - East Coast for Magazines and Catalogs from April 2007 to December 2011, as Vice President of Sales - West Coast from January 2004 to March 2007 and in various other capacities since she joined Quad/Graphics in 1986.

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

Ms. Kent has served as Executive Vice President of Administration and General Counsel since June 2015. She previously served as Vice President and General Counsel from December 2013 to June 2015 and as the Company's Assistant General Counsel from when she joined Quad/Graphics in August 2010 until December 2013. Prior to joining Quad/Graphics, Ms. Kent held various positions in the legal department at Harley-Davidson Motor Company from March 2003 to July 2010. Prior thereto, Ms. Kent served as an Assistant United States Attorney for the Eastern District of Wisconsin and practiced law at Foley & Lardner LLP, a Milwaukee-based law firm.

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

Mr. Jaeger has served as Vice President and Chief Information Officer since November 2015. He previously served as Executive Vice President, President of Direct Marketing and Chief Information Officer from November 2014 to November 2015, as Executive Vice President, President of Direct Marketing and Media Solutions and Chief Information Officer from March 2014 to November 2014, as Corporate Vice President of Information and Technology for Quad/Graphics since 2013, Vice President of Information Systems and Infrastructure from 2007 to 2012 and as President of Quad/Direct since August 2007. Prior thereto, Mr. Jaeger had been Quad/Graphics' Vice President of Information Systems from 1998 to 2006 and had worked in various other capacities since he joined the Company in 1994. Prior to joining Quad/Graphics, Mr. Jaeger worked for Andersen Consulting for eight years.

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

Mr. Staniak has served as Vice President, Corporate Controller and Chief Accounting Officer since January 2015. He previously served as Executive Director, Financial Controller and Chief Accounting Officer from March 2014 to January 2015, as Executive Director and Financial Controller from March 2013 to March 2014, as Director of Internal Audit from November 2011 to March 2013 and as Director of External Reporting from when he joined Quad/Graphics in October 2009 until November 2011. Prior to joining Quad/Graphics, Mr. Staniak served as Chief Financial Officer for the data consulting firm Sagence, Inc. since 2002. Prior thereto, Mr. Staniak worked in the audit division of the accounting firm Arthur Andersen LLP since 1995.

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

Quad/Graphics operates primarily in the commercial print portion of the printing industry. The printing industry, with approximately 45,000 companies in the United States, is highly fragmented and competitive. The four largest printing companies account for less than 20% of total commercial print industry annual revenue in the United States. Although there has been significant industry consolidation, particularly in the past decade, the largest 400 printers in the printing industry still only represent just over half of the total industry revenue in the United States, according to the December 2015 Printing Impressions PI400. According to the October 2015 Printing in the U.S. IBISWorld Industry Report, the majority of commercial printers in the United States are privately owned and generate, on average, less than $35 million in annual revenue and approximately 70% of firms operating in the industry have fewer than 10 employees. As such, the Company competes for business not only with large and mid-sized printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and client preference for local services, printers with better access to certain regions of a given country may be preferred by clients in such regions.

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

Because the markets in which the Company competes are highly competitive, Quad/Graphics will need to continue to improve its operating efficiency in order to maintain or improve its profitability. There can be no assurance that the Company's continuing cost reduction efforts will continue to be beneficial to the extent anticipated, or that the estimated productivity, cost savings or cash flow improvements will be realized as anticipated or at all. If the Company's efforts are not successful, it could have an adverse effect on the Company's operations and competitive position. In addition, the need to reduce ongoing operating costs have and, in the future, may continue to result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology.

The impact of electronic media and similar technological changes, including the substitution of printed products for digital content, may continue to adversely affect the results of the Company's operations.

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

In general, demand for the Company's products and services is highly related to general economic conditions in the markets Quad/Graphics clients serve. Declines in economic conditions in the United States or in other countries in which the Company operates may adversely impact the Company's financial results, and these impacts may be material. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity has resulted and may continue to result in declines in prices for the Company's products and services. In addition, a prolonged decline in the global economy and an uncertain economic outlook has and could further reduce the demand in the printing industry. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. The Company has experienced, and expects to experience in the future, excess capacity and lower demand due to economic factors affecting consumers' and businesses' spending behavior. Uncertainty about future economic conditions makes it difficult for the Company to predict results of operations, financial position and cash flows and to make strategic decisions regarding the allocation and deployment of capital.

Quad/Graphics' debt facilities include various covenants imposing restrictions that may affect the Company's ability to operate its business.

On September 1, 1995, and as last amended on November 24, 2014, Quad/Graphics entered into a senior secured note agreement (the "Master Note and Security Agreement") pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.1 billion in various tranches. As of December 31, 2015, the borrowings outstanding under the Master Note and Security Agreement were $260.4 million. On April 28, 2014, and as last amended on December 18, 2014, the Company entered into a $1.6 billion senior secured credit facility (the "Senior Secured Credit Facility,") which includes three different loan facilities, a Term Loan A, a Term Loan B, and a revolving credit facility. The $850.0 million revolving credit facility and the $450.0 million Term Loan A mature on April 27, 2019. The $300.0 million Term Loan B matures on April 27, 2021. As of December 31, 2015, the borrowings outstanding under the Senior Secured Credit Facility was $774.6 million. On April 28, 2014, the Company also issued $300.0 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022 ("Senior Unsecured Notes,") all of which remains outstanding as of December 31, 2015.

The Company's various lending arrangements include certain financial covenants. In addition to the financial covenants, the debt facilities also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. As of December 31, 2015, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

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

Certain of the industries in which the Company's clients operate are experiencing consolidation. When client consolidation occurs, it is possible that the volume of work performed by the Company for a client after the consolidation will be less than it was before the consolidation or that the client's work will be completely moved to competitors. Any such reduction or loss of work could adversely affect the Company's results of operations and financial condition.

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

The majority of paper used by the Company is supplied by its clients. For those clients that do not directly supply their own paper, the Company generally includes price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate paper price risk, higher paper prices and tight paper supplies may have an impact on client demand for printed products. If Quad/Graphics passes along increases in the cost of paper and the price of the Company's products and services increases as a result, client demand could be adversely affected, and thereby, negatively impact Quad/Graphics' financial performance. If the Company is unable to continue to pass along increases in the cost of paper to its clients, future increases in paper costs would adversely affect its margins and profits.

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

The Company has less frequently been able to pass along increases in the cost of ink and energy to its clients. If the Company is unable to pass along increases in the cost of ink and energy, future increases in these items would adversely affect its margins and profits. If Quad/Graphics is able to pass along increases in the costs of ink and energy and the price of the Company's products and services increases as a result, client demand could be adversely affected, and thereby, negatively impact Quad/Graphics' financial performance.

Labor represents a significant component of the cost structure of Quad/Graphics. Increases in wages, salaries and benefits, such as medical, dental, pension and other post-retirement benefits, may impact the Company's financial performance. Changes in interest rates, investment returns or the regulatory environment may impact the amounts the Company will be required to contribute to the pension plans that it sponsors and may affect the solvency of these pension plans. Quad/Graphics may be unable to achieve labor productivity targets, to retain employees or labor may not be adequately available in locations in which the Company operates, which could negatively impact the Company's financial performance.

Freight rates and fuel costs also represent a significant component of the Company's cost structure. In general, the Company has been able to pass along increases in the cost of freight and fuel to many of its clients. If the Company is not able to pass along a substantial portion of increases in freight rates or in the price of fuel, future increases in these items would adversely impact the Company's margin and profits. If Quad/Graphics passes along increases in the cost of freight and fuel and the price of the Company's products and services increases as a result, client demand could be adversely affected, and thereby, negatively impact Quad/Graphics' financial performance.

Changes in postal rates, postal regulations and postal services may adversely impact customers' demand for print products and services.

Postal costs are a significant component of the cost structures of many of the Company's clients and potential clients. Postal rate changes and USPS regulations that result in higher overall costs can influence the volume that these clients will be willing to print and ultimately send through the USPS.

Integrated distribution with the postal service is an important component of the Company's business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS has reported cumulative net losses totaling more than $56 billion since 2007. Without increased revenues or action by Congress to reform the USPS' cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. In January 2014, the USPS implemented a temporary exigent postage rate increase of 6.0% (includes the normal and expected annual Consumer Price Index ("CPI") increase of 1.7% and an additional 4.3% temporary exigent increase). In January 2015, the USPS filed a proposal with the Postal Regulatory Commission ("PRC") for a CPI increase of 2.0% on April 26, 2015. After being rejected twice by the PRC, the third proposal was approved, and prices were implemented on May 31, 2015. Additionally, the 4.3% temporary exigent increase was extended and is scheduled to end in April 2016. However, the USPS has filed an appeal in federal court requesting that the "surcharge" be continued and made part of the permanent base postage rate. Additionally, there is legislation pending before Congress that would also make this surcharge a permanent part of the base postage rate. Many of the Company's customers have already budgeted for their postal spend assuming that the current law would be maintained and the surcharge would end as scheduled. A court ruling or passage of legislation that maintains the postage surcharge may result in customers reducing mail volumes and exploring the use of alternative methods for delivering their products, such as continued

diversion to the Internet and other alternative media channels in order to ensure that they stay within their expected postage budgets.

The USPS does offer "work-share" discounts that provide incentives to co-mail and place product as far down the mail-stream as possible. Discounts are earned as a result of less handling of the mail, and therefore, lower costs for the USPS. As a result, Quad/Graphics has made substantial investments in co-mailing technology and equipment to ensure customers benefit from these discounts. As the USPS reacts to its financial difficulties, it often revises design standards for mail entering its system. These design standards often increase costs for customers and, in turn, minimize the value of the cost reductions that the Company's co-mailing services provide. If the incentives to co-mail are minimized by USPS regulations, the overall cost to mail printed products will increase and may result in print volumes declining.

Current federal law limits postal rate increase (outside of an "exigent circumstance") to the increase in the CPI. This cap works to ensure funding stability and predictability for mailers. However, that same federal statute requires the PRC to conduct a review of the overall rate-making structure for the USPS. This review will begin in late 2016 with new rates going into effect by January 1, 2018. This rate review may result in a substantially altered rate structure for mailers. There is a great deal of uncertainty as to the outcome of this review as it may retain the current CPI cap or, more likely, it will result in a revised structure. The newly revised rates may include a higher rate cap or potentially the elimination of a rate cap altogether which will result in no restrictions on the USPS' ability to increase rates from year to year. That kind of rate-making flexibility may lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry's ability or willingness to pay. The end result may be reduced demand for printed products as customers may move more aggressively into other delivery methods such as the many digital and mobile options now available to consumers.

If Quad/Graphics fails to identify, manage, complete and integrate acquisitions, investment opportunities or other significant transactions, it may adversely affect the Company's future results.

As part of Quad/Graphics' growth strategy, the Company may pursue acquisitions of, investment opportunities in or other significant transactions with companies that are complementary to the Company's business. In order to pursue this strategy successfully, the Company must identify attractive acquisition or investment opportunities, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. Quad/Graphics may not be able to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if the Company identifies and completes suitable corporate transactions, the Company may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: (1) failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; (2) substantial unanticipated integration costs; (3) loss of key employees including those of the acquired business; (4) diversion of management's attention from other operations; (5) failure to retain the clients of the acquired business; (6) failure to achieve any projected synergies and performance targets; (7) additional debt and/or assumption of known or unknown liabilities; (8) potential dilutive issuances of equity securities; and (9) a write-off of goodwill, client lists, other intangibles and amortization of expenses. If the Company fails to successfully integrate an acquisition, the Company may not realize all or any of the anticipated benefits of the acquisition, and Quad/Graphics' future results of operations could be adversely affected. In addition, the diversion of management's attention from the Company's other operations due to these acquisitions and integration effort could adversely affect its business and have a negative financial impact.

Quad/Graphics' entry into additional markets increases the complexity of the Company's business, and if the Company is unable to successfully adapt its business processes as required by these new markets, the Company will be at a competitive disadvantage and its ability to grow will be adversely affected.

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

Quad/Graphics and its facilities are subject to various consumer protection and privacy laws and regulations, and will become subject to additional laws and regulations in the future. If Quad/Graphics' efforts to comply with such laws or protect the security of information are unsuccessful, any failure may subject the Company to material liability, require it to incur material costs or otherwise adversely affect its results of operations as a result of compliance with such laws, costly enforcement actions and private litigation.

The nature of the Company's business includes the receipt and storage of information about the Company's clients, vendors and the end-users of Quad/Graphics' products and services. Quad/Graphics and its clients are subject to various United States and foreign consumer protection, information security, data privacy and "do not mail" requirements at the federal, states, provincial and local levels. Quad/Graphics is subject to many legislative and regulatory laws and regulations around the world concerning data protection and privacy. In addition, the interpretation and application of consumer and data protection laws in the United States and elsewhere are often fluid and uncertain. To the extent that the Company or its clients become subject to additional or more stringent requirements or that the Company is not successful in its efforts to comply with existing requirements or protect the security of information, demand for the Company's services may decrease and the Company's reputation may suffer, which could adversely affect the Company's results of operations. In addition, such laws may be interpreted and applied in a manner inconsistent with Quad/Graphics' internal policies. If so, the Company could suffer costly enforcement actions (including an order requiring changes to Quad/Graphics' data practices) and private litigation, which could have an adverse effect on the Company's business and results of operations. Complying with these various laws could cause Quad/Graphics to incur substantial costs or require changes to the Company's business practices in a manner adverse to Quad/Graphics' business.

Quad/Graphics may suffer a data-breach of sensitive information. If Quad/Graphics' efforts to protect the security of such information are unsuccessful, any such failure may result in costly government enforcement actions and private litigation, and our sales and reputation could suffer.

Quad/Graphics and its clients are subject to various United States and foreign cyber-security laws, which require the Company to maintain adequate protections for electronically held information. The Company may not be able to anticipate techniques used to gain access to Quad/Graphics' systems or facilities, the Company's clients' systems, vendor systems or implement adequate prevention measures. Moreover, unauthorized parties may attempt to access Quad/Graphics' systems or facilities, the Company's clients' systems or vendor systems through fraud or deception. In the event and to the extent that a data breach occurs, such breach could have an adverse effect on the Company's business and results of operations. Complying with these various laws could cause Quad/Graphics to incur substantial costs or require changes to the Company's business practices in a manner adverse to Quad/Graphics' business.

An other than temporary decline in operating results and enterprise value could lead to non-cash impairment charges due to the impairment of property, plant and equipment and other intangible assets.

The Company has a material amount of property, plant, equipment and other intangible assets on its balance sheet, due in part to acquisitions. As of December 31, 2015, the Company had the following long-lived assets on its consolidated balance sheet included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K:

•	Property, plant and equipment of $1,675.8 million; and

•	Other intangible assets, primarily representing the value of customer relationships acquired, of $110.5 million.

As of December 31, 2015, these assets represented approximately 63% of the Company's total assets. The Company assesses impairment of property, plant and equipment and other intangible assets based upon the expected future cash flows of the respective assets. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. A decline in expected profitability, significant negative industry or economic trends, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. As a result, the recoverability of these assets could be called into question, and the Company could be required to write down or write off these assets. Such an occurrence could have a material adverse effect on the Company's results of operations and financial position.

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

The Company's class A common stock has been traded on the NYSE under the symbol "QUAD" since July 6, 2010. However, there is currently a limited active market for the class A common shares. The Company cannot predict the extent to which investor interest in the Company will lead to the development of an active trading market for its class A common stock on the NYSE or how liquid that market will become. If a more active trading market does not develop, shareholders may have difficulty selling any class A common stock without negatively affecting the stock price, and thereby, losing a significant portion of their investment.

Changes in the legal and regulatory environment could limit the Company's business activities, increase its operating costs, reduce demand for its products or result in litigation.

The conduct of the Company's businesses is subject to various laws and regulations administered by federal, state and local government agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which the Company operates. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes may include changes in environmental laws, requirements of United States and foreign occupational health and safety laws, accounting standards and taxation requirements. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which Quad/Graphics does business, and therefore, may impact its results or increase its costs or liabilities.

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

As a result of the 2010 acquisition of World Color Press, the Company assumed frozen single employer defined benefit pension plans for certain of its employees in the United States. The majority of the plans' assets are held in North American and global equity securities and debt securities. The asset allocation as of December 31, 2015, was approximately 54% equity securities and 46% debt securities.

As of December 31, 2015, the Company had underfunded pension liabilities of approximately $138 million for single employer defined benefit plans in the United States. Under current United States pension law, pension funding deficits are generally required to be funded over a seven-year period. These pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan investment performance, pension legislation and other factors. Declines in global debt and equity markets would increase the Company's potential pension funding obligations. Any significant increase in the Company's required contributions could have a material adverse impact on its business, financial condition, results of operations and cash flows.

In addition to the single employer defined benefit plans described above, the Company has previously participated in multiemployer pension plans ("MEPPs") in the United States, including the Graphic Communications International Union - Employer Retirement Fund ("GCIU") and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund ("GCC"). Prior to the acquisition of World Color Press by Quad/Graphics, World Color Press received notice that certain plans in which it participated were in critical status, as defined in Section 432 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a result, the Company could have been subject to increased contribution rates associated with these plans or other MEPPs suffering from declines in their funding levels. Due to the significantly underfunded status of the United States multiemployer plans and the potential increased contribution rates, the Company withdrew from participation in these multiemployer plans and has replaced these pension benefits with a Company-sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to the Company's employees.

As of December 31, 2015, the Company estimates and has recorded in its financial statements a pre-tax withdrawal liability for all United States multiemployer plans of approximately $48 million in the aggregate. There are arbitration proceedings in process with the GCIU, and also both the Company and GCIU have filed lawsuits in Federal court. Arbitration proceedings with the GCC have been completed, both sides have appealed the arbitrator's ruling, and litigation has commenced. Until litigation with the multiemployer plans' trustees is concluded, the exact amount of the withdrawal liability will not be known, and, as such, a difference from the recorded estimate could have an adverse effect on the Company's results of operations, financial position and cash flows.

There are risks associated with the Company's operations outside of the United States.

Although the substantial majority of the Company's business activity takes place in the United States, a portion of Quad/Graphics net sales are derived from operations in foreign countries. The Company's products and services are sold primarily throughout North America, South America and Europe. In addition, the Company strategically sources packaging product manufacturing over multiple end markets in Central America and Asia. The Company's printing operations located in Europe and Latin America include operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as strategic investments in printing operations in Brazil and India. Net sales from the Company's wholly-owned subsidiaries outside of the United States accounted for approximately 8%, 9% and 10% of its consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Quad/Graphics is exposed to the economic and political conditions in Argentina. The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative growth, high and variable levels of inflation and currency devaluation. As a consequence, the Company's business and operations have been, and could be in the future, affected from time to time to varying degrees by economic and political developments and other material events affecting the Argentine economy. The majority of the Company's employees in Argentina are covered by a collective bargaining agreement. A strike, work stoppage or other form of labor protest in Argentina in the future could disrupt the Company's operations and result in a material adverse impact to the Company's Argentina operations' financial condition, results of operations and cash flows, which could force the Company to reassess its strategic alternatives involving operations in Argentina. In addition, on March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volumes and labor challenges, the Company's Argentina subsidiaries commenced bankruptcy restructuring proceedings with a goal of consolidating operations. The Company may be unable to successfully complete such consolidation and such proceedings may not be (in whole or in part) decided in the Company's favor. Any such outcome may result in an adverse effect on the Company's results of operations, financial position and cash flows. As of December 31, 2015, the Company had $22.1 million of total assets in Argentina, representing 0.8% of Quad/Graphics consolidated total assets. For the year ended December 31, 2015, the Company recognized $67.4 million of net sales in Argentina, representing 1.4% of Quad/Graphics consolidated net sales.

Quad/Graphics may incur costs or suffer reputational damage due to improper conduct of its employees, contractors or agents.

The Company could be adversely affected by engaging in business practices that are in violation of United States and foreign anti-corruption laws, including the United States Foreign Corrupt Practices Act. The Company operates in parts of the world with developing economies that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. In certain countries, the Company does substantial business with government entities or instrumentalities, which creates enhanced Foreign Corrupt Practices Act risk. There can be no assurance that all of the Company's employees, contractors or agents, including those representing the Company in countries where practices which violate anti-corruption laws may be customary, will not take actions in violation of Quad/Graphics' policies and procedures. The failure to comply with the laws governing international business practices may result in substantial penalties and fines.

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

The Company's outstanding stock is divided into two classes of common stock: class A common stock ("class A stock") and class B common stock ("class B stock"). The class B stock has ten votes per share on all matters and the class A stock is entitled to one vote per share. As of February 18, 2016, the class B stock constitutes approximately 80% of Quad/Graphics' total voting power. As a result, holders of class B stock are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions. All of the class B stock is owned by certain members of the Quadracci family or trusts for their benefit, whose interests may differ from the interests of the holders of class A stock.

Approximately 91% of the outstanding class B stock is held of record by the Quad/Graphics Voting Trust, and that constitutes approximately 72% of the Company's total voting power. The trustees of the Quad/Graphics Voting Trust have the authority to vote the stock held by the Quad/Graphics Voting Trust. Accordingly, the trustees of the Quad/Graphics Voting Trust are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions.

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

The Company is heavily dependent on its Chief Executive Officer, its management team and skilled personnel and, if we are unable to retain or motivate such personnel or hire qualified personnel, the Company may not be able to compete effectively.

The Company's future success depends on its continuing ability to identify, hire, develop, motivate and retain its Chief Executive Officer, the management team and skilled personnel for all areas of the organization. The Company's continued ability to compete effectively depends on its ability to attract new employees and retain and motivate its existing employees.

The Company may not be able to utilize deferred tax assets to offset future taxable income.

As of December 31, 2015, the Company had deferred tax assets, net of valuation allowances, of $274.7 million. The Company expects to utilize the deferred tax assets to reduce consolidated income tax liabilities in future taxable years. However, the Company may not be able to fully utilize the deferred tax assets if its future taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, the Company may be required to record a valuation allowance against the deferred tax assets if the Company believes it is unable to utilize them, which would have an adverse effect on the Company's results of operations and financial position.

Quad/Graphics may be adversely affected by interest rates and foreign exchange rates.

As of December 31, 2015, 57% of the Company's borrowings were subject to variable interest rates. As a result, the Company is exposed to market risks associated with fluctuations in interest rates, and increases in interest rates could adversely affect the Company.

Because a portion of the Company's operations are outside of the United States, significant revenues and expenses are denominated in local currencies. Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, fluctuations in such rates may affect the translation of these results into the Company's consolidated financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign exchange forward contracts to hedge the currency risk. There can be no assurance, however, that the Company's efforts at hedging will be successful. There is always a possibility that attempts to hedge currency risks will lead to greater losses than predicted.

Quad/Graphics may be adversely affected by strikes and other labor protests.

As of December 31, 2015, Quad/Graphics had a total of approximately 22,500 full-time equivalent employees, of which approximately 2,100 were covered by a collective bargaining agreement. As of December 31, 2015, the Company had seven collective bargaining agreements in the United States and eight agreements outside of the United States that are either industry-wide individual collective bargaining agreements or works councils or similar arrangements.

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

Quad/Graphics' corporate office is located in Sussex, Wisconsin. The Company owned or leased 161 facilities located in 17 countries including manufacturing operations, warehouses and office space totaling approximately 33,910,000 square feet, of which approximately 24,700,000 is owned space and approximately 9,210,000 is leased space as of December 31, 2015. In addition to these owned and leased facilities, the Company has strategic investments in printing operations located in Brazil and India.

Within the United States Print and Related Services segment, the Company operated 65 owned or leased manufacturing facilities encompassing approximately 23,705,000 square feet as of December 31, 2015. Within the International segment, the Company operated 7 owned or leased manufacturing facilities encompassing approximately 1,810,000 square feet as of December 31, 2015. The following table lists the Company's operating locations with manufacturing facilities totaling over 500,000 square feet as of December 31, 2015:

Locations	Square Feet	Property Type	Segment
Lomira, Wisconsin, United States	2,174,000	Owned	United States Print and Related Services
Martinsburg, West Virginia, United States	2,123,000	Owned	United States Print and Related Services
Sussex, Wisconsin, United States	1,970,000	Owned	United States Print and Related Services
Hartford, Wisconsin, United States	1,564,000	Owned	United States Print and Related Services
Oklahoma City, Oklahoma, United States	1,128,000	Owned	United States Print and Related Services
Versailles, Kentucky, United States	1,065,000	Owned	United States Print and Related Services
Saratoga Springs, New York, United States	1,034,000	Owned	United States Print and Related Services
West Allis, Wisconsin, United States	913,000	Owned	United States Print and Related Services
Waseca, Minnesota, United States	786,000	Owned	United States Print and Related Services
The Rock, Georgia, United States	797,000	Owned	United States Print and Related Services
Wyszkow, Poland	709,000	Owned	International
Franklin, Kentucky, United States	617,000	Owned/Leased	United States Print and Related Services
Effingham, Illinois, United States	564,000	Owned	United States Print and Related Services
Merced, California, United States	539,000	Owned	United States Print and Related Services
Taunton, Massachusetts, United States	513,000	Owned/Leased	United States Print and Related Services
Pewaukee, Wisconsin, United States	504,000	Owned	United States Print and Related Services

Item 3.	Legal Proceedings

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

Capital Stock and Dividends

Quad/Graphics' authorized capital stock consists of 80.0 million shares of class A stock, 80.0 million shares of class B stock, 20.0 million shares of class C common stock and 0.5 million shares of preferred stock. The Company's outstanding capital stock as of December 31, 2015, consisted of 35.4 million shares of class A stock, 14.2 million shares of class B stock and no shares of class C common stock or preferred stock. As of February 18, 2016, there were 2,370 record holders of the class A stock and 26 record holders of the class B stock.

The Company's class A stock is listed on the NYSE under the symbol "QUAD". The class A stock is entitled to one vote per share. The Company's class B stock is held by certain members of the Quadracci family or trusts for their benefit (and can only be voluntarily transferred to the Company or to a member of the Quadracci "family group" as defined in the Company's amended and restated articles of incorporation; and any transfer in violation of the Company's amended and restated articles of incorporation results in the automatic conversion of such class B stock into class A stock). The class B stock is entitled to ten votes per share. Each share of class B stock may, at the option of the holder, be converted at any time into one share of class A stock. There is no public trading market for the class B stock.

Pursuant to the Company's amended and restated articles of incorporation, each outstanding class of common stock has equal rights with respect to cash dividends. Pursuant to the Company's debt facilities, the Company is subject to limitations on dividends and repurchases of capital stock. If the Company's total leverage ratio is greater than 3.00 to 1.00 (as defined in the Company's Senior Secured Credit Facility), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 3.00 to 1.00, there are no such restrictions. For the twelve months ended December 31, 2015, the Company's total leverage ratio was 2.89 to 1.00.

The high and low closing sales prices of the Company's class A stock during each quarter and the quarterly dividends paid per share of each class of common stock then outstanding during the years ended December 31, 2015 and 2014, are contained in the chart below:

			Class A Closing Stock Prices
	Dividends Paid		2015		2014
	2015	2014	High	Low	High	Low
First Quarter	$0.30	$0.30	$23.90	$20.04	$26.39	$21.89
Second Quarter	0.30	0.30	23.22	18.40	23.64	19.30
Third Quarter	0.30	0.30	18.05	12.10	22.71	19.25
Fourth Quarter	0.30	0.30	13.32	8.73	23.30	18.26

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

The program may be suspended or discontinued at any time. There were no share repurchases made during the year ended December 31, 2015. As of December 31, 2015, there were $91.8 million of authorized repurchases remaining under the program. Subsequent to December 31, 2015, and through February 18, 2016, the Company repurchased 984,190 shares of its class A stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million.

Stock Performance Information

The following graph compares cumulative shareholder return on Quad/Graphics' class A stock since December 31, 2010, as compared to the Standard & Poor's ("S&P") MidCap 400 Index and the S&P 1500 Commercial Printing Index over the same period. The graph assumes a $100.00 investment and that all dividends are reinvested. The comparison in the graph below is based upon historical stock performance and should not be considered indicative of future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Quad/Graphics, Inc., the S&P MidCap 400 Index and
the S&P 1500 Commercial Printing Index

$200
$150
$100
$50
$0
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
Quad/Graphics Inc.
S&P MidCap 400 Index
S&P 1500 Commercial Printing Index

Indexed Returns

	Base Period
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Quad/Graphics, Inc.	$100.00	$35.70	$59.49	$83.15	$74.03	$32.66
S&P MidCap 400 Index	100.00	98.27	115.83	154.64	169.74	166.05
S&P 1500 Commercial Printing Index	100.00	92.60	83.71	170.19	174.23	157.59

Item 6.	Selected Financial Data

The selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the selected consolidated balance sheets data at December 31, 2015 and 2014, are derived from the audited consolidated financial statements of the Company included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The selected financial data includes the results of operations prospectively from their respective acquisition dates. For additional information related to the Company's acquisition activity, see Note 2, "Acquisitions and Strategic Investments," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2012 and 2011, and the consolidated balance sheets data at December 31, 2013, 2012 and 2011, are derived from audited consolidated financial statements not included herein.

SELECTED FINANCIAL DATA
(In millions, except per share data)
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Net sales	$4,677.7	$4,862.4	$4,795.9	$4,094.0	$4,324.6
Operating income (loss) from continuing operations(1)	(830.0)	141.3	142.2	106.5	156.9
Net earnings (loss) attributable to Quad/Graphics common shareholders:
From continuing operations(1)	(641.9)	18.6	32.5	56.6	(8.3)
From discontinued operations(2)	—	—	—	30.8	(38.6)
Net earnings (loss)(1)	$(641.9)	$18.6	$32.5	$87.4	$(46.9)
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders:
From continuing operations	$(13.40)	$0.38	$0.65	$1.13	$(0.18)
From discontinued operations	—	—	—	0.65	(0.82)
Earnings (loss) per diluted share	$(13.40)	$0.38	$0.65	$1.78	$(1.00)

Consolidated Balance Sheets Data:
Total assets(3)	$2,847.5	$4,008.8	$4,103.6	$4,025.3	$4,628.3
Long-term debt and capital lease obligations (excluding current portion)(3)	1,249.6	1,309.4	1,258.2	1,209.1	1,347.5

Other Financial Data:
Dividends per share of common stock(4)	$1.20	$1.20	$1.20	$3.00	$0.60
______________________________

(1)
Includes restructuring, impairment and transaction-related charges of $164.9 million, $67.3 million, $95.3 million, $118.3 million and $114.0 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Includes goodwill impairment charges of $808.3 million ($542.4 million, net of tax) for the year ended December 31, 2015.

(2)
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

(3)
Long-term debt and capital lease obligations (excluding current portion) and total assets presented includes the retrospective adoption of new accounting guidance on the balance sheet presentation of debt issuance costs and deferred taxes issued by the Financial Accounting Standards Board ("FASB") in April 2015 and November 2015, respectively, and accordingly, the amounts have been restated for all periods presented. See Note 25, "New Accounting Pronouncements," to the consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for further information.

(4)
Dividends per share of common stock in 2012 includes a special dividend of $2.00 per share, which was declared and paid in December 2012. Excludes aggregate tax distributions declared to S corporation shareholders of $2.7 million for the year ended December 31, 2011. There were no tax distributions declared to S corporation shareholders for the years ended December 31, 2015, 2014, 2013 and 2012.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with the Quad/Graphics' audited consolidated financial statements for each of the three years in the period ended December 31, 2015, including the notes thereto, included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in "Forward-Looking Statements" and Part I, Item 1A, "Risk Factors," included earlier within this Annual Report on Form 10-K.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the year ended December 31, 2015, to the year ended December 31, 2014; and (2) the year ended December 31, 2014, to the year ended December 31, 2013. The comparability of the Company's results of operations between periods was impacted by acquisitions, including the 2013 acquisitions of Vertis, Novia, Proteus and Transpak Corporation ("Transpak"); 2014 acquisitions of Brown Printing and UniGraphic, Inc. ("UniGraphic"); and the 2015 acquisitions of Marin's, Copac and Specialty. The results of operations of all acquisitions are included in the Company's consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Overview

Business Overview

Quad/Graphics is a leading print and marketing services provider. With a consultative approach, worldwide capabilities, leading-edge technology and single-source simplicity, the Company believes it has the resources and knowledge to help a wide variety of clients in vertical industries including, but not limited to, retail, publishing, healthcare, insurance and financial. The Company uses a consultative approach to tailor the Company's wide range of print products and complementary services to the unique characteristics of each vertical industry it serves. These products and services include:

•
Print. Including retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement.

•	Logistics. Including mailing solutions, postal consultation, delivery optimization and hygiene services, delivery monitoring and tracking, and distribution, logistics and transportation services.

•	Digital. Including email, social, mobile (activated print, apps, websites), digital publishing and beacon technology.

•	Strategy. Including brand, campaign, and media planning and placement.

•	Data. Including data insights, segmentation and response analysis.

•	Creative. Including concept and design, page layout and production, copywriting, photography, retouching, mobile, video production and optimization.

•	Workflow. Including content management, process management, production and facilities management services, color management, and digital file processing and proofing.

Quad/Graphics remains focused on its five primary strategic goals that support its objective to be the industry's high-quality, low-cost producer to fuel transformative growth opportunities and drive improved performance through innovation for its clients. The Company believes these goals, which are summarized below, will allow it to be successful despite ongoing industry challenges:

•
Strengthen the Core. Quad/Graphics core print categories—retail inserts, publications, catalogs, books and directories—have been under pressure in recent years, but remain foundational to most marketers' and publishers' business strategies and generate a significant amount of cash flow for the Company. Quad/Graphics utilizes a disciplined return on capital framework and historically has made significant investments in its print manufacturing platform and data management capabilities that have resulted in what it believes is one of the most integrated, automated, efficient and modern manufacturing platforms in the industry. The Company's ability to maintain the strength of its core product lines promotes sustainable cash flow and continued value creation to support future growth opportunities.

•
Grow the Business Profitably. The Company believes it is well positioned to grow the business profitably through ongoing innovation, organic growth and disciplined acquisitions that expand the business into new product categories and geographies, transform an existing product line, or create value-driven industry consolidation. Helping clients use print in combination with other media channels, including digital, mobile, social and signage, to increase response rates and deliver high levels of marketing ROI is of particular focus. The Company is adept at leveraging existing client relationships in key vertical industries to drive innovation and develop complementary products and services that help brand owners market their products, services and content more efficiently and effectively across media channels. The Company will look to grow through compelling, ongoing investments in its platform as well as through acquisitions that create value either through providing an enhanced range of products and services or through creating manufacturing and distribution efficiencies.

•
Walk in the Shoes of our Clients. The Company is focused on creating a client experience that creates loyalty to the Quad/Graphics brand by partnering with our clients to fully understand their internal processes, marketing strategies and challenges so the Company can better deliver the solutions that will help them achieve their business objectives. Quad/Graphics examines everything from clients' marketing strategy—including how clients manage their customer data—to production and marketing workflow processes. Through a consultative approach, the Company's goal is to become an invaluable strategic partner to its clients—a partner who is focused on helping each client successfully navigate today's changing media landscape.

•
Engage Employees. Quad/Graphics looks to engage employees through the Company's distinct corporate culture, which encourages employees to take pride and ownership in their work; take advantage of continuous learning, apprentice and job-advancement opportunities; share knowledge by mentoring others; and innovate solutions. Quad/Graphics believes one of the most important ways it can drive employee engagement is by acting on a continuous employee feedback loop. Quad/Graphics believes in transparent and regular two-way communication with employees and provides the opportunity for all employees to have a voice or share an opinion through a number of different channels, including surveys and open forums at Company town hall and department meetings.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with complementary service offerings, including marketing strategy, media planning and placement, data insights, segmentation and response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 92% of the Company's consolidated net sales during the year ended December 31, 2015.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as strategic investments in printing operations in Brazil and India. This segment provides printed products and complementary service offerings consistent with the United States Print and Related Services segment. The International segment accounted for approximately 8% of the Company's consolidated net sales during the year ended December 31, 2015.

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance. In addition, in 2014 and 2015 certain expenses and income from frozen employee retirement plans, such as pension and postretirement benefit plans, are included in Corporate and not allocated to the operating segment.

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

Net cash provided by operating activities. The Company uses net cash provided by operating activities as a metric to assess liquidity. The Company's management assesses net cash provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund integration and restructuring requirements, including acquired operations and other cost reduction activities, as well as to fund capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal liabilities, acquisitions and other investments in future growth, shareholder dividends and share repurchases. Net cash provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

Free Cash Flow. The Company uses Free Cash Flow as a metric to assess liquidity and capital deployment. The Company's management assesses Free Cash Flow as a measure to quantify cash available for strengthening the balance sheet (debt reduction), for strategic capital allocation and deployment through investments in the business (acquisitions and strategic investments), and returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items.

Debt Leverage Ratio. The Company uses the Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business, and accordingly, to quantify debt capacity available for strategic capital allocation and deployment through investments in the business (capital expenditures and acquisitions), for strengthening the balance sheet (debt and pension liability reduction), and for returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

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

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management balances the use of cash between compelling investment opportunities, deleveraging the Company's balance sheet (through reduction in debt and pension obligations), and returns to shareholders (through share repurchases and a quarterly dividend of $0.30 per share).

The Company continues to remain disciplined with its debt leverage. The Company's consolidated debt and capital leases decreased by $56 million during the year ended December 31, 2015, despite investing $133 million in capital expenditures and $143 million in acquisitions (primarily the 2015 Marin's, Copac and Specialty acquisitions). Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $390 million and has reduced the obligations for pension, postretirement and MEPPs by $361 million.

The Company has been working diligently to integrate acquired companies, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 31 plant closures and have reduced headcount by approximately 10,000 employees through December 31, 2015.

In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through Lean Manufacturing and Continuous Improvement initiatives, both on the production floor and with administrative support, in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees. In January 2016, the Company announced that it had completed its previously announced $100 million sustainable cost reduction program ahead of schedule, intended to bring the Company's cost structure in line with revenues in light of heightened competitive pressures. The program included reducing excess manufacturing capacity through plant closures; intensifying the Company's focus on productivity; reducing selling, general and administrative costs; and implementing a new streamlined organizational structure. The cost reduction program incrementally reduced the Company's cost structure by $100 million starting January 1, 2016, and the Company intends to continue reducing costs during 2016 and the years beyond.

Integrated distribution with the postal service is an important component of the Company's business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS has reported cumulative net losses totaling more than $56 billion since 2007. Without increased revenues or action by Congress to reform the USPS' cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. In January 2014, the USPS implemented a temporary exigent postage rate increase of 6.0% (includes the normal and expected annual CPI increase of 1.7% and an additional 4.3% temporary exigent increase). In January 2015, the USPS filed a proposal with the PRC for a CPI increase of 2.0% on April 26, 2015. After being rejected twice by the PRC, the third proposal was approved, and prices were implemented on May 31, 2015. Additionally, the 4.3%

temporary exigent increase was extended and is scheduled to end in April 2016. However, the USPS has filed an appeal in federal court requesting that the "surcharge" be continued and made part of the permanent base postage rate. Additionally, there is legislation pending before Congress that would also make this surcharge a permanent part of the base postage rate. Because of allowances within the law governing the CPI increase, the impact to clients varied greatly, from decreases to double digit increases. Quad/Graphics has invested significantly in its mail preparation and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency and partially reduce these costs; however, the net impact of increasing postal costs may create a decrease in client demand for print and mail products.

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are property, plant and equipment additions, organic growth opportunities, or acquisitions. Some recent examples of capital investments made by the Company include the following:

•
The Company completed the acquisition of Specialty on August 25, 2015, for a net purchase price of $62 million, excluding acquired cash. Specialty is a full-service paperboard folding carton manufacturer and logistics provider located in Omaha, Nebraska.

•
The Company completed the acquisition of Copac on April 14, 2015, for a net purchase price of $59 million, excluding acquired cash. Copac is a leading international provider of innovative packaging and supply chain solutions, including turnkey packaging design, production and fulfillment services across a range of end markets headquartered in Spartanburg, South Carolina. Copac manufactures products such as folding cartons, labels, inserts, tags and specialty envelopes, and has production facilities in Spartanburg and Santo Domingo, Dominican Republic, as well as strategically sourcing packaging product manufacturing over multiple end markets in Central America and Asia, giving it a global footprint.

•
The Company completed the acquisition of Marin's on February 3, 2015, for a net purchase price of $21 million, excluding acquired cash. Marin's is a worldwide leader in the point of sale display industry and specializes in the research and design of display solutions headquartered in Paris, France. Marin's products are produced by a global network of licensees, including Quad/Graphics, as well as one wide-format digital print, kitting and fulfillment facility in Paris. Marin's uses its own European–based sales force and the global licensees to sell its patented product portfolio.

•
The Company announced its plan to invest in multiple high-speed color digital web presses on January 14, 2015, as part of a three-year strategy to transform the Company's book platform to the widest, most productive digital web presses available in the marketplace today. As of December 31, 2015, seven digital web presses have been installed.

•
The Company completed the acquisition of Brown Printing on May 30, 2014, for a net purchase price of $98 million, excluding acquired cash. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States.

•
The Company completed the acquisition of UniGraphic on February 5, 2014, for a net purchase price of $11 million, excluding acquired cash. UniGraphic is a commercial and specialty printing company based in the Boston metro area, offers commercial and specialty printing, in-store marketing, digital and fulfillment solutions for a wide variety of industries including arts and entertainment, education, financial, food, healthcare, mass media, pharmaceutical and retail. The acquisition expands Quad/Graphics' capabilities in the commercial and specialty printing market and strengthens the Company's ability to service national retailers' large-format and in-store marketing needs, adding an East Coast presence to Quad/Graphics existing Midwest and West Coast locations.

•
The Company completed the acquisition of Wisconsin-based Proteus, as well as its sister company Transpak, on December 18, 2013, for $49 million. Proteus is a designer and manufacturer of high-end paperboard packaging, offering packaging solutions for a wide variety of industries, including automotive, biotechnology, food, beverage, personal care, pharmaceuticals, software and electronics. Transpak is a full-service industrial packaging company, offering crating, packaging, warehousing, distribution and logistics services to destinations worldwide. Through the acquisition of the two companies, Quad/Graphics expanded its capabilities to serve the packaging market.

•
The Company completed the acquisition of Novia on November 7, 2013, for $13 million. Novia is a healthcare solutions company that develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments, and is located in Indianapolis, Indiana.

•
The Company completed its acquisition of substantially all of the assets of Vertis on January 16, 2013, for $265 million, including $95 million for current assets that were in excess of normalized working capital requirements. Vertis is a provider of retail advertising inserts, direct marketing and in-store marketing solutions. The Company believes the acquisition of Vertis strengthened its client offering with an enhanced range of products and services, and also increased manufacturing flexibility and distribution efficiencies from an extended geographic footprint in the United States.

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

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Summary Results

The Company's operating income (loss), operating margin, net earnings (loss) attributable to Quad/Graphics common shareholders (computed using a 40% normalized tax rate) and diluted earnings (loss) per share attributable to Quad/Graphics common shareholders for the year ended December 31, 2015, changed from the year ended December 31, 2014, as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Net Earnings (Loss) Attributable to Quad/Graphics Common Shareholders	Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders—Diluted
For the year ended December 31, 2014	$141.3	2.9%	$18.6	$0.38
2015 restructuring, impairment and transaction-related charges(1)	(164.9)	(3.5)%	(108.0)	(2.25)
2014 restructuring, impairment and transaction-related charges(2)	67.3	1.4%	40.4	0.83
Goodwill impairment(3)	(808.3)	(17.3)%	(542.4)	(11.32)
Decrease in interest expense(4)	N/A	N/A	2.7	0.06
2014 loss on debt extinguishment(5)	N/A	N/A	4.3	0.09
Impact of income taxes(6)	N/A	N/A	(14.4)	(0.30)
Decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax(7)	N/A	N/A	(3.9)	(0.08)
Decrease in operating income(8)	(65.4)	(1.2)%	(39.2)	(0.81)
For the year ended December 31, 2015	$(830.0)	(17.7)%	$(641.9)	$(13.40)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $164.9 million incurred during the year ended December 31, 2015, included:

a.	$42.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$95.3 million of impairment charges including: (1) $54.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Augusta, Georgia; Dickson, Tennessee; East Greenville, Pennsylvania; Loveland, Colorado; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; (2) $18.6 million of investment-related impairment charges, primarily related to $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Quad/Graphics Chile S.A. ("Chile") to fair value (see Note 8, "Equity Method Investments in Unconsolidated Entities," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, for additional details related to the impairment of the Company's equity method investment in Chile); (3) $12.7 million of land and building impairment charges primarily related to the Augusta, Georgia and East Greenville, Pennsylvania plant closures; (4) $7.1 million of customer relationship intangible asset impairments; and (5) $2.2 million of impairment charges primarily related to the restructuring proceedings in Argentina for the Company's Argentina subsidiaries, Anselmo L. Morvillo S.A. ("Morvillo") and World Color Argentina, S.A. (the "Argentina Subsidiaries") for land, building, machinery and equipment and other intangible assets;

c.
$(6.7) million of transaction-related charges (income) including a $10.0 million non-recurring gain as a result of Courier Corporation's ("Courier") termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $3.3 million of professional service fees including fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac and Specialty;

d.
$5.1 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.
$29.1 million of various other restructuring charges, including a $6.0 million non-cash and nondeductible expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment, lease exit charges related to closed facilities, as well as other costs to maintain and exit closed facilities.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $67.3 million incurred during the year ended December 31, 2014, included:

a.	$30.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

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

(3)
Pre-tax non-cash goodwill impairment charges of $808.3 million ($542.4 million, net of tax) were recorded during the year ended December 31, 2015, of which $778.3 million related to the United States Print and Related Services segment and $30.0 million related to the International segment.

(4)
Interest expense decreased $4.5 million ($2.7 million, net of tax) during the year ended December 31, 2015, to $88.4 million. This change was due to a lower weighted average interest rate on borrowings and lower average debt levels in 2015 as compared to 2014.

(5)
A non-recurring $7.2 million loss on debt extinguishment ($4.3 million, net of tax) was recognized during the year ended December 31, 2014, primarily related to the $1.9 billion debt financing arrangements completed on April 28, 2014. The $7.2 million represents certain debt issuance costs that were expensed.

(6)
The decrease in income tax benefit of $14.4 million as calculated in the following table is primarily due to $10.4 million in reduced tax benefits in 2015 from a reversal of the liability for unrecognized tax benefits in 2014 based on the expiration of statutes of limitations and $5.6 million related to losses in foreign jurisdictions in 2015 in excess of 2014 where the Company does not receive a tax benefit. See Note 14, "Income Taxes," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on income taxes.

	Year Ended December 31,
	2015	2014	$ Change
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$(918.4)	$41.2	$(959.6)
Goodwill impairment charges	808.3	—	808.3
Nondeductible equity method investment impairment	16.7	—	16.7
Nondeductible foreign exchange losses on the sale of investment	6.0	—	6.0
Income (loss) subject to income taxes	(87.4)	41.2	(128.6)
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense (benefit) at 40% normalized tax rate	(35.0)	16.5	(51.5)

Plus: tax benefit related to goodwill impairment charges (Note 14)	(265.9)	—	(265.9)
	(300.9)	16.5	(317.4)

Income tax expense (benefit) from the consolidated statements of operations	(282.8)	20.2	303.0
Impact of income taxes	$(18.1)	$(3.7)	$(14.4)

(7)
The decrease attributable to investments in unconsolidated entities and noncontrolling interests, net of tax, of $3.9 million during the year ended December 31, 2015, was primarily due to a $2.8 million increase in losses from unconsolidated entities at the Company's investment in Plural Industria Gráfica Ltda ("Plural"), the Company's Brazilian joint venture and a $0.9 million increase in losses at the Company's investment in Chile that was sold on July 31, 2015.

(8)
Operating income (loss), excluding restructuring, impairment and transaction-related charges and goodwill impairment charges, decreased $65.4 million ($39.2 million, net of tax) primarily due to: (1) a 3.8% reduction in net sales predominantly from ongoing industry volume and pricing pressures; (2) higher labor costs associated with lower productivity; (3) a $10.8 million charge to reduce a vendor receivable due to collectability concerns; and (4) $6.1 million in net gains in 2014 related to favorable legal and bankruptcy settlements. These declines were partially offset by: (1) operating results from the additional earnings from the sales attributed to recent acquisitions; (2) a $4.5 million increase in net gains on the sale of property, plant and equipment; (3) a $4.5 million decrease in foreign currency losses; (4) $4.0 million in lower vacation expense due to a change in the vacation policy; (5) a $2.5 million gain on the sale of a cost method investment; and (6) a $1.1 million favorable impact from the resolution of certain acquisition related contingencies. The following discussion provides additional details.

Operating Results

The following table sets forth certain information from the Company's consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2015		2014
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$4,030.3	86.2%	$4,197.5	86.3%	$(167.2)	(4.0)%
Services	647.4	13.8%	664.9	13.7%	(17.5)	(2.6)%
Total net sales	4,677.7	100.0%	4,862.4	100.0%	(184.7)	(3.8)%
Cost of sales:
Products	3,294.1	70.4%	3,421.4	70.3%	(127.3)	(3.7)%
Services	466.8	10.0%	470.5	9.7%	(3.7)	(0.8)%
Total cost of sales	3,760.9	80.4%	3,891.9	80.0%	(131.0)	(3.4)%
Selling, general & administrative expenses	448.3	9.5%	425.5	8.8%	22.8	5.4%
Depreciation and amortization	325.3	7.0%	336.4	6.9%	(11.1)	(3.3)%
Restructuring, impairment and transaction-related charges	164.9	3.5%	67.3	1.4%	97.6	145.0%
Goodwill impairment	808.3	17.3%	—	—%	808.3	nm
Total operating expenses	5,507.7	117.7%	4,721.1	97.1%	786.6	16.7%
Operating income (loss)	$(830.0)	(17.7)%	$141.3	2.9%	$(971.3)	nm

Net Sales

Product sales decreased $167.2 million, or 4.0%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a $260.5 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year predominantly due to ongoing volume and pricing pressures and $53.3 million in negative foreign exchange impact. These decreases were partially offset by a $146.6 million increase from acquisitions.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $17.5 million, or 2.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a decrease in logistics sales resulting from ongoing volume pressures. This decrease was partially offset by $12.9 million in increased sales of QuadMed medical services and $9.0 million in increased logistics and imaging sales resulting from acquisitions.

Cost of Sales

Cost of product sales decreased $127.3 million, or 3.7%, for the year ended December 31, 2015, compared with the year ended December 31, 2014, primarily due to lower print and paper volumes in product lines owned more than a year and a $4.0 million vacation reserve reduction due to a vacation policy change. These reductions were partially offset by increased cost of product sales resulting from acquisitions, higher labor costs associated with lower productivity and a $10.8 million charge to reduce a vendor receivable due to collectability concerns.

Cost of product sales as a percentage of net sales increased to 70.4% for the year ended December 31, 2015, from 70.3% for the year ended December 31, 2014, primarily due to the reasons provided above.

Cost of service sales decreased $3.7 million, or 0.8%, for the year ended December 31, 2015, compared with the year ended December 31, 2014, primarily due to lower logistics volumes, partially offset by additional costs resulting from QuadMed medical services and increased sales generated by acquisitions.

Cost of service sales as a percentage of net sales increased to 10.0% for the year ended December 31, 2015, from 9.7% for the year ended December 31, 2014, primarily due to increased costs of QuadMed medical services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $22.8 million, or 5.4%, for the year ended December 31, 2015, compared with the year ended December 31, 2014, primarily due to: (1) a $16.7 million increase in employee-related costs due to acquisitions, net of a $9.8 million reduction in compensation expense recognized related to equity incentive programs; (2) $6.1 million in net gains in 2014 related to favorable legal and bankruptcy settlements; (3) a $3.5 million increase in legal and professional fees; and (4) a $2.5 million increase in general administrative expenses. These increases were partially offset by: (1) a $4.5 million increase in net gains on the sale of property, plant and equipment; (2) a $4.5 million decrease in foreign currency losses; (3) a $2.5 million gain from the sale of a cost investment; and (4) a $1.1 million favorable impact from the resolution of certain acquisition related contingencies. Selling, general and administrative expenses as a percentage of net sales increased from 8.8% to 9.5% between years primarily due to the same reasons.

Depreciation and Amortization

Depreciation and amortization decreased $11.1 million, or 3.3%, for the year ended December 31, 2015, compared with the year ended December 31, 2014, primarily due to a $14.8 million decrease in depreciation expense. The decreased depreciation expense is a result of property, plant and equipment becoming fully depreciated over the past year. This was partially offset by depreciation of property, plant and equipment purchased in acquisitions. The decrease in depreciation expense was partially offset by a $3.7 million increase in amortization expense, primarily due to amortization of customer relationship intangible assets and other intangible assets from the companies acquired during 2015.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $97.6 million, or 145.0%, for the year ended December 31, 2015, compared with the year ended December 31, 2014, primarily due to a $80.9 million increase in impairment charges, a $20.6 million increase in other restructuring charges and a $11.5 million increase in employee termination charges, partially offset by a $9.3 million decrease in transaction-related charges and a $6.1 million decrease in acquisition-related integration costs.

Restructuring, impairment and transaction-related charges of $164.9 million incurred in the year ended December 31, 2015, included: (1) $42.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $95.3 million of impairment charges, including $54.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Augusta, Georgia; Dickson, Tennessee; East Greenville, Pennsylvania; Loveland, Colorado; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives, $18.6 million of investment related impairment charges, primarily related to $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 8, "Equity Method Investments in Unconsolidated Entities," for additional details related to the impairment of the Company's equity method investment in Chile), $12.7 million of land and building impairment charges primarily related to the Augusta, Georgia and East Greenville, Pennsylvania plant closures, $7.1 million of customer relationship intangible asset impairments and $1.2 million of impairment charges for land and building, $0.9 million of impairment charges for machinery and equipment and $0.1 million of impairment charges for other intangible assets as a result of the Company's Argentina

Subsidiaries restructuring proceedings; (3) $(6.7) million of transaction-related charges (income), which includes a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $3.3 million of professional service fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac and Specialty; (4) $5.1 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (5) $29.1 million of other restructuring charges, including a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment, as well as lease exit charges and other costs to maintain and exit closed facilities.

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

Goodwill Impairment

On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volumes and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. The Company conducted an interim goodwill impairment assessment of the Latin America reporting unit, which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment. As a result of the interim goodwill impairment assessment as well as the annual impairment test as of October 31, 2015, the Company's International segment recorded non-cash nondeductible goodwill impairment charges of $30.0 million in the year ended December 31, 2015, primarily including a $23.3 million non-cash goodwill impairment charge for the Latin America reporting unit.

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. As a result of the interim goodwill impairment assessment as well as the annual impairment test as of October 31, 2015, the Company's United States Print and Related Services segment recorded pre-tax non-cash goodwill impairment charges of $778.3 million ($512.4 million after tax) in the year ended December 31, 2015, that included impairment charges of $640.8 million, $118.9 million and $18.6 million in the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit, respectively.

In total, the Company recorded pre-tax non-cash goodwill impairment charges of $808.3 million ($542.4 million after tax) in the year ended December 31, 2015.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the year ended December 31, 2015, compared to the year ended December 31, 2014, were as follows:

	Year Ended December 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$(511.0)	(10.9)%	$468.1	9.6%

EBITDA decreased $979.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to: (1) a $808.3 million non-cash goodwill impairment charge recorded in 2015; (2) $97.6 million of increased restructuring, impairment and transaction-related charges; (3) ongoing volume and pricing pressures from excess capacity in the printing industry; (4) higher labor costs associated with lower productivity; (5) a $10.8 million charge to reduce a vendor receivable due to collectability concerns; and (6) $6.1 million in net gains in 2014 related to favorable legal and bankruptcy settlements. These impacts were partially offset by: (1) the additional earnings on sales generated from acquisitions; (2) a $4.5 million increase in net gains on the sale of property, plant and equipment; (3) a $4.5 million decrease in foreign currency losses; (4) a $4.0 million vacation reserve reduction due to a vacation policy change; (5) a $2.5 million gain on the sale of a cost investment; and (6) a $1.1 million favorable impact from the resolution of certain acquisition related contingencies.

EBITDA represents net earnings (loss) attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense (if applicable) and (iii) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies, and therefore, comparability may be limited. A reconciliation of EBITDA to net earnings (loss) attributable to Quad/Graphics common shareholders follows:

	Year Ended December 31,
	2015	2014
	(dollars in millions)
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	$(641.9)	$18.6
Interest expense	88.4	92.9
Income tax expense (benefit)	(282.8)	20.2
Depreciation and amortization	325.3	336.4
EBITDA	$(511.0)	$468.1
______________________________

(1)	Net earnings (loss) attributable to Quad/Graphics common shareholders includes the following effects:

a.	Restructuring, impairment and transaction-related charges of $164.9 million and $67.3 million for the years ended December 31, 2015 and 2014, respectively;

b.	Non-cash goodwill impairment charge of $808.3 million for the year ended December 31, 2015; and

c.	Loss on debt extinguishment of $7.2 million for the year ended December 31, 2014.

United States Print and Related Services

The following table summarizes net sales, operating income (loss), operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Year Ended December 31,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$3,651.8	$3,760.6	$(108.8)	(2.9)%
Services	628.5	645.2	(16.7)	(2.6)%
Operating income (loss) (including restructuring, impairment and transaction-related charges and goodwill impairment)	(706.1)	197.9	(904.0)	nm
Operating margin	(16.5)%	4.5%	N/A	N/A
Restructuring, impairment and transaction-related charges	$101.4	$52.1	$49.3	94.6%
Goodwill impairment	778.3	—	778.3	nm

Net Sales

Product sales for the United States Print and Related Services segment decreased $108.8 million, or 2.9%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a $242.5 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year predominantly due to ongoing volume and pricing pressures from excess capacity in the printing industry, partially offset by a $133.7 million increase from acquisitions.

Service sales for the United States Print and Related Services segment decreased $16.7 million, or 2.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a decrease in logistics sales resulting from ongoing volume pressures. This decrease was partially offset by $12.9 million in increased sales of QuadMed medical services and $9.0 million in logistics and imaging sales resulting from acquisitions.

Operating Income (Loss)

Operating income (loss) for the United States Print and Related Services segment decreased $904.0 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to: (1) a $778.3 million non-cash goodwill impairment charge; (2) $49.3 million in increased restructuring, impairment and transaction-related charges; (3) ongoing volume and pricing pressures from excess capacity in the printing industry; (4) a $10.8 million charge to reduce a vendor receivable due to collectability concerns; and (5) $2.5 million in net gains in 2014 related to favorable legal and bankruptcy settlements. These decreases in operating income were partially offset by: (1) additional earnings from the sales attributed to recent acquisitions; (2) a $4.5 million increase in net gains on the sale of property, plant and equipment; (3) a $4.0 million vacation reserve reduction due to a vacation policy change; (4) a $2.5 million gain on the sale of a cost investment; and (5) a $1.1 million favorable impact from the resolution of certain acquisition related contingencies.

Operating margin for the United States Print and Related Services segment decreased to (16.5)% for the year ended December 31, 2015, from 4.5% for the year ended December 31, 2014, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2015, were $101.4 million, consisting of: (1) $27.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $50.7 million of impairment charges, including $33.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Augusta, Georgia; Dickson, Tennessee; East Greenville, Pennsylvania; and Loveland, Colorado, as well as other capacity reduction restructuring initiatives, $11.2 million of land and building impairment charges primarily related to the Augusta, Georgia and East Greenville, Pennsylvania plant closures and $6.0 million of customer relationship intangible asset impairments; (3) $4.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (4) $18.8 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

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

Goodwill Impairment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. As a result of the interim goodwill impairment assessment as well as the annual impairment test as of October 31, 2015, the Company's United States Print and Related Services segment recorded pre-tax non-cash goodwill impairment charges of $778.3 million ($512.4 million after tax) in the year ended December 31, 2015, that included impairment charges of $640.8 million, $118.9 million and $18.6 million in the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit, respectively.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Year Ended December 31,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$378.5	$436.9	$(58.4)	(13.4)%
Services	18.9	19.7	(0.8)	(4.1)%
Operating loss (including restructuring, impairment and transaction-related charges and goodwill impairment)	(63.4)	(11.2)	(52.2)	466.1%
Operating margin	(16.0)%	(2.5)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$38.8	$9.2	$29.6	321.7%
Goodwill impairment	30.0	—	30.0	nm
Equity in loss of unconsolidated entities	(6.3)	(2.7)	(3.6)	nm

Net Sales

Product sales for the International segment decreased $58.4 million, or 13.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to $53.3 million in foreign exchange losses primarily in Europe, Mexico, Colombia and Argentina and $28.6 million in lower volumes predominantly in Mexico and Colombia. These decreases were partially offset by $12.9 million in sales from the Marin's acquisition and a $10.6 million increase in Europe, primarily due to higher volumes.

Service sales for the International segment decreased $0.8 million, or 4.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a decrease in logistics revenue in Europe.

Operating Loss

Operating loss for the International segment increased $52.2 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to: (1) $30.0 million non-cash nondeductible goodwill impairment charges; (2) $29.6 million of higher restructuring and impairment expenses, including $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile and $6.0 million of non-deductible foreign exchange losses on the sale of the equity method investment in Chile; (3) $3.6 million in net gains in 2014 related to favorable legal settlements; and (4) a $3.6 million increase in equity loss of unconsolidated entities, as discussed below. These increases in operating loss were partially offset by a $4.0 million increase in operating income in Europe and increased operating income in Latin America despite lower product sales in Latin America.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2015, were $38.8 million, consisting of: (1) $7.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $22.8 million of impairment charges, including $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 8, "Equity Method Investments in Unconsolidated Entities," for additional details related to the impairment of the Company's equity method investment in Chile), $2.2 million of impairment charges primarily related to the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries for land, building, machinery and equipment and other intangible assets, $1.5 million of land and building impairment charges, $1.3 million of impairment charges for machinery and equipment no longer being utilized in production, as well as other capacity reduction restructuring initiatives and $1.1 million of customer relationship intangible asset impairments; and (3) $8.7 million of other restructuring charges, primarily related to the $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment.

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2014, were $9.2 million, consisting of: (1) $6.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $1.7 million of impairment charges, including $1.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Mexico City, Mexico, as well as other capacity reduction restructuring initiatives and $0.7 million of land and building impairment charges as a result of facility consolidations in Poland; and (3) $1.5 million of other restructuring charges.

Goodwill Impairment

On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volumes and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. The Company conducted an interim goodwill impairment assessment of the Latin America reporting unit, which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment. As a result of the interim goodwill impairment assessment as well as the annual impairment test as of October 31, 2015, the Company's International segment recorded non-cash nondeductible goodwill impairment charges of $30.0 million in the year ended December 31, 2015, primarily including a $23.3 million non-cash goodwill impairment charge for the Latin America reporting unit.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also held a 50% interest in a joint venture based in Chile that was acquired as part of the World Color Press Inc. acquisition until July 31, 2015, when the investment was sold. The equity in loss of unconsolidated entities in the International segment increased $3.6 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a $2.8 million increase in equity losses in Plural and a $0.9 million increase in equity losses in Chile.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the year ended December 31, 2015.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2015	2014
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$60.5	$45.4	$15.1	33.3%
Restructuring, impairment and transaction-related charges	24.7	6.0	18.7	311.7%

Operating Expenses

Corporate operating expenses increased $15.1 million, or 33.3%, for the year ended December 31, 2015, compared with the year ended December 31, 2014, primarily due to a $18.7 million increase in restructuring, impairment and transaction-related charges, partially offset by $7.3 million in lower compensation expense related to equity incentive programs.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2015, were $24.7 million, consisting of: (1) $7.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $21.8 million of impairment charges, including $19.9 million of impairment charges for corporate equipment and $1.9 million of investment related impairment charges; (3) $(6.7) million of transaction-related charges (income), which includes the $10.0 million non-recurring gain from Courier, partially offset by $3.3 million of professional service fees, including fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac and Specialty; (4) $0.3 million of acquisition-related integration costs primarily related to professional fees; and (5) $1.8 million of other restructuring charges.

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

b.
$14.4 million of impairment charges including: (1) $8.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; Mexico City, Mexico; Pomona, California; and St. Cloud, Minnesota, as well as other capacity reduction restructuring initiatives; and (2) $6.4 million of land and building impairment charges primarily related to the Bristol, Pennsylvania and Dickson, Tennessee plant closures;

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

(3)
Interest expense increased $7.4 million ($4.4 million, net of tax) during the year ended December 31, 2014, to $92.9 million. This change was due to a higher weighted average interest rate on borrowings due to the debt financing arrangements completed on April 28, 2014, and increased debt levels in 2014 as compared to 2013, primarily related to acquisitions.

(4)
A non-recurring $7.2 million loss on debt extinguishment ($4.3 million, net of tax) was recognized during the year ended December 31, 2014, primarily related to the $1.9 billion debt financing arrangements completed on April 28, 2014. The $7.2 million represents certain debt issuance costs that were expensed.

(5)
The incremental income tax expense of $3.1 million above the normalized amount as calculated in the following table is primarily due to the following: (1) $6.8 million of income tax expense recorded in 2014 to establish a valuation allowance for certain operations in Mexico; (2) a $5.2 million decrease in domestic deductions; and (3) $1.6 million of one-time foreign benefits in 2013, partially offset by (4) a $10.5 million tax benefit from reversal of reserves for unrecognized tax benefits related to audit settlements or the expiration of the applicable statutes of limitations.

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

Restructuring, impairment and transaction-related charges of $67.3 million incurred in the year ended December 31, 2014, included: (1) $30.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $14.4 million of impairment charges, including $8.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; Mexico City, Mexico; Pomona, California; and St. Cloud, Minnesota, as well as other capacity reduction restructuring initiatives; and $6.4 million of land and building impairment charges primarily related to the Bristol, Pennsylvania and Dickson, Tennessee plant closures; (3) $2.6 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Brown Printing and UniGraphic; (4) $11.2 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (5) $8.5 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $4.9 million gain from the termination of the postretirement medical benefit plan.

Restructuring, impairment and transaction-related charges of $95.3 million incurred in the year ended December 31, 2013, included: (1) $15.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $21.8 million of impairment charges, including $11.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California; and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives; and $10.1 million of land and building impairment charges primarily related to the Corinth, Mississippi; Marengo, Iowa; and Mexico City, Mexico plant closures; (3) $4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Vertis, Proteus and Transpak; (4) $25.2 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (5) $28.6 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $2.1 million pension plan settlement gain.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the year ended December 31, 2014, compared to the year ended December 31, 2013, were as follows:

	Year Ended December 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$468.1	9.6%	$481.8	10.0%

EBITDA decreased $13.7 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to: (1) ongoing volume and pricing pressures from excess capacity in the printing industry; (2) $11.3 million in net favorable gains in 2013 that did not repeat at the same level in 2014; (3) $9.5 million of increased selling, general and administrative expenses primarily from the Brown Printing acquisition; and (4) the $7.2 million loss on debt extinguishment recorded in 2014. These impacts were partially offset by $28.0 million of decreased restructuring, impairment and transaction-related charges and the additional earnings on sales generated from acquisitions. The EBITDA margin decreased from 10.0% for the year ended December 31, 2013, to 9.6% for the year ended December 31, 2014, primarily due to the margin impact from lower print pricing in product lines owned more than a year and the acquired Brown Printing operations, which operate with lower margins than the Company's historical margins.

EBITDA represents net earnings attributable to Quad/Graphics common shareholders, plus (i) interest expense, (ii) income tax expense (if applicable) and (iii) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies, and therefore, comparability may be limited. A reconciliation of EBITDA to net earnings attributable to Quad/Graphics common shareholders follows:

	Year Ended December 31,
	2014	2013
	(dollars in millions)
Net earnings attributable to Quad/Graphics common shareholders(1)	$18.6	$32.5
Interest expense	92.9	85.5
Income tax expense	20.2	23.3
Depreciation and amortization	336.4	340.5
EBITDA	$468.1	$481.8
______________________________

(1)	Net earnings attributable to Quad/Graphics common shareholders includes the following effects:

a.	Restructuring, impairment and transaction-related charges of $67.3 million and $95.3 million for the years ended December 31, 2014, and 2013, respectively; and

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

Operating margin for the United States Print and Related Services segment decreased to 4.5% for the year ended December 31, 2014, from 5.3% for the year ended December 31, 2013, primarily due to lower print volumes and pricing and the Brown Printing acquisition, which operates with lower margins than the Company's historical margins.

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

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the year ended December 31, 2013, were $52.3 million, consisting of: (1) $10.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $15.6 million of impairment charges, including $10.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California; and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives; and $5.3 million of land and building impairment charges primarily related to the Corinth, Mississippi and Marengo, Iowa plant closures; and (3) $26.7 million of other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, presented net of a $2.1 million pension plan settlement gain.

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

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2014, were $9.2 million, consisting of: (1) $6.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $1.7 million of impairment charges, including $1.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Mexico City, Mexico, as well as other capacity reduction restructuring initiatives; and $0.7 million of land and building impairment charges as a result of facility consolidations in Poland; and (3) $1.5 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the year ended December 31, 2013, were $9.6 million, consisting of: (1) $2.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $6.2 million of impairment charges, including $4.8 million of land and building impairment charges primarily related to the Mexico City, Mexico plant closure and $1.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Pila, Poland, as well as other capacity reduction restructuring initiatives; (3) $(0.2) million of an adjustment for updated estimates related to employee related liabilities for the integration of Transcontinental's Mexican operations; and (4) $0.7 million of other restructuring charges.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. In January 2013, the Company sold 100% of its ownership interest in Quad/Graphics Nordeste Industria Gráfica LTDA. and Quad/Graphics São Paulo Industria Gráfica S.A. to Plural (see Note 8, "Equity Method Investments in Unconsolidated Entities," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion). The Company also holds a 50% interest in a joint venture based in Santiago, Chile, Quad/Graphics Chile S.A. ("Chile"), that was acquired as part of the World Color Press acquisition. The equity in loss of unconsolidated entities in the International segment increased $0.2 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to a decrease in equity earnings at Chile.

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

Corporate restructuring, impairment and transaction-related charges for the year ended December 31, 2013, were $33.4 million, consisting of: (1) $2.8 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $4.0 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities, which primarily includes professional service fees for the acquisitions of Vertis, Proteus and Transpak; (3) $25.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (4) $1.2 million of other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and $730.9 million of unused capacity under the revolving credit facility, net of $48.3 million of issued letters of credit, as of December 31, 2015, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. Borrowings under the $850.0 million revolving credit facility were $70.8 million as of December 31, 2015, and peak borrowings were $288.1 million during the year ended December 31, 2015.

Net Cash Provided by Operating Activities

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash provided by operating activities was $348.1 million for the year ended December 31, 2015, compared to $293.2 million for the year ended December 31, 2014, resulting in a $54.9 million increase in cash provided by operating activities. The increase was primarily due to a $163.4 million increase in cash flows from changes in operating assets and liabilities predominantly from improvements in working capital and the $10.0 million non-recurring cash receipt from Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by a $118.5 million decrease in cash from earnings.

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

Net Cash Used in Investing Activities

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash used in investing activities was $216.7 million for the year ended December 31, 2015, compared to $224.2 million for the year ended December 31, 2014, resulting in a $7.5 million decrease in cash used in investing activities. The decrease was primarily due to $36.4 million of increased cash proceeds from the sale of property, plant and equipment and investments in 2015, partially offset by $30.9 million of increased cash payments related to acquisitions.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash used in investing activities was $224.2 million for the year ended December 31, 2014, compared to $430.6 million for the year ended December 31, 2013, resulting in a $206.4 million decrease in cash used in investing activities. The decrease was primarily due to $179.4 million of reduced cash payments related to acquisitions and strategic investments, predominantly driven by the $235.4 million net cash paid for the Vertis acquisition on January 16, 2013, and the $43.1 million net cash paid for the Proteus and Transpak acquisitions on December 18, 2013, less the $96.4 million net cash paid for the Brown Printing acquisition on May 30, 2014. The decrease in cash used in investing activities is also attributable to the following: (1) a $20.3 million increase in receipts of restricted cash and (2) a $10.3 million decrease in purchases of property, plant and equipment in 2014.

Net Cash Used in Financing Activities

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash used in financing activities was $127.9 million for the year ended December 31, 2015, compared to $71.7 million for the year ended December 31, 2014, resulting in a $56.2 million increase in cash used in financing activities. The increase was primarily due to net debt repayments of $68.9 million in 2015, compared to net debt borrowings of $11.5 million in 2014, representing an $80.4 million increase in net cash used in financing activities. This increase was partially offset by: (1) $16.5 million of debt issuance costs paid in 2014 related to the April 28, 2014 $1.9 billion debt financing arrangements, the October 10, 2014 redemption of $108.8 million of its senior notes under the Master Note and Security Agreement and the November 24, 2014 amendment to the master note and security agreement compared to no debt issuance cost payments in 2015 and (2) $7.9 million of reduced World Color Press bankruptcy claim payments.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash used in financing activities was $71.7 million for the year ended December 31, 2014, compared to $10.2 million for the year ended December 31, 2013, resulting in a $61.5 million increase in cash used in financing activities. The increase was primarily due to: (1) a $29.8 million decrease in net debt borrowings in 2014 as compared to 2013; (2) $16.5 million of debt issuance costs paid in 2014 related to the April 28, 2014 $1.9 billion debt financing arrangements, the October 10, 2014 redemption of $108.8 million of its senior notes under the master note and security agreement and the November 24, 2014 amendment to the master note and security agreement; (3) $6.9 million reduced net cash proceeds from equity incentive instruments; and (4) $4.8 million higher dividend payments in 2014.

Free Cash Flow

Free Cash Flow is defined as net cash provided by operating activities less purchases of property, plant and equipment.

The Company's management assesses Free Cash Flow as a measure to quantify cash available for (1) strengthening the balance sheet (debt reduction), (2) strategic capital allocation and deployment through investments in the business (acquisitions and strategic investments) and (3) returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items.

Free Cash Flow is a non-GAAP measure. Free Cash Flow should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of Free Cash Flow may be different from similar calculations used by other companies, and therefore, comparability may be limited.

Free Cash Flow for the years ended December 31, 2015, 2014 and 2013, was as follows:

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Net cash provided by operating activities	$348.1	$293.2	$441.1
Less: purchases of property, plant and equipment	(133.0)	(139.2)	(149.5)
Free Cash Flow	$215.1	$154.0	$291.6	(1)
______________________________

(1)
Free Cash Flow of $291.6 million in 2013 includes an estimated $90 million one-time benefit realized from the restoration of normalized working capital levels following the 2013 acquisition of Vertis. Excluding this $90 million one-time benefit, Free Cash Flow would have been $201.6 million for the year ended December 31, 2013.

Free Cash Flow increased $61.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to the following: (1) a $54.9 million increase in net cash provided by operating activities primarily attributable to improvements in working capital and the receipt of the $10.0 million Courier termination fee and (2) a $6.2 million decrease in capital expenditures.

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

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and capital lease obligations divided by the sum of: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section above); (2) restructuring, impairment and transaction-related charges; (3) non-cash goodwill impairment charges; (4) loss on debt extinguishment; and (5) pro forma historical results related to the May 30, 2014, acquisition of Brown Printing.

The Company uses the Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business, and accordingly, to quantify debt capacity available for strategic capital allocation and deployment through investments in the business (capital expenditures and acquisitions), for strengthening the balance sheet (debt and pension liability reduction), and for returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

The Debt Leverage Ratio is a non-GAAP measure, and should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of the Debt Leverage Ratio may be different from similar calculations used by other companies, and therefore, comparability may be limited.

The Debt Leverage Ratio calculated below differs from both the total leverage ratio and senior secured leverage ratio included in the Company's debt covenant calculations (see Note 12, "Debt," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further information on debt covenants). The total leverage ratio included in the Company's debt covenants includes letters of credit as debt, excludes non-cash stock-based compensation expense from EBITDA and includes certain pro forma historical results of acquisitions and divestitures in EBITDA. Similarly, the senior secured leverage ratio included in the Company's debt covenants includes and excludes the same adjustments as the total leverage ratio, in addition to the exclusion of the outstanding balance of the Senior Unsecured Notes.

In accordance with the adoption of accounting guidance on the presentation of debt issuance costs as discussed in Note 25, "New Accounting Pronouncements," to the financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, the Debt Leverage Ratio calculation on December 31, 2015 and 2014, reflects a reduction in long-term debt of $16.1 million and $20.0 million, respectively, for debt issuance costs.

The Debt Leverage Ratio as of December 31, 2015 and 2014, was as follows:

	December 31, 2015		December 31, 2014
	(dollars in millions)
Total debt and capital lease obligations on the consolidated balance sheets	$1,349.3		$1,405.6

Divided by:
Quad/Graphics EBITDA as adjusted for purposes of calculating Debt Leverage Ratio	$462.2		$542.6
January 1, 2014 to May 29, 2014 Brown Printing pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio(1)	—		5.2
Pro forma EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$462.2		$547.8

Debt Leverage Ratio	2.92	x	2.57	x
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

The calculation of Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the years ended December 31, 2015 and 2014, was as follows:

	Year Ended December 31,
	2015	2014
	(dollars in millions)
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(641.9)	$18.6
Interest expense	88.4	92.9
Income tax expense (benefit)	(282.8)	20.2
Depreciation and amortization	325.3	336.4
EBITDA	$(511.0)	$468.1
Restructuring, impairment and transaction-related charges	164.9	67.3
Goodwill impairment	808.3	—
Loss on debt extinguishment	—	7.2
Quad/Graphics EBITDA as adjusted for purposes of calculating Debt Leverage Ratio	$462.2	$542.6

The Debt Leverage Ratio increased 0.35x at December 31, 2015, compared to December 31, 2014, primarily due to a decrease in Quad/Graphics EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio predominantly from ongoing industry volume and pricing pressures, partially offset by the impact of a $56.3 million reduction in debt and capital lease obligations on the consolidated balance sheets. The Debt Leverage Ratio at December 31, 2015 of 2.92x is above management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities like the Specialty, Copac, Marin's and Brown Printing acquisitions and seasonal working capital needs.

Description of Significant Outstanding Debt Obligations as of December 31, 2015

As of December 31, 2015, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•	$1.9 Billion Debt Financing Arrangements which includes the following:

◦	Senior Secured Credit Facility:

▪	$850.0 million revolving credit facility ($70.8 million outstanding as of December 31, 2015);

▪	$450.0 million Term Loan A ($410.6 million outstanding as of December 31, 2015); and

▪	$300.0 million Term Loan B ($293.2 million outstanding as of December 31, 2015);

◦	Senior Unsecured Notes ($300.0 million outstanding as of December 31, 2015);

•	Master Note and Security Agreement ($260.4 million outstanding as of December 31, 2015).

$1.9 Billion Debt Financing Arrangements

The Company completed its $1.9 billion debt financing agreement on April 28, 2014, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with the $1.6 billion Senior Secured Credit Facility and the issuance of $300.0 million aggregate principal amount of its Senior Unsecured Notes. The Senior Secured Credit Facility and the Senior Unsecured Notes were entered into to extend and stagger the Company's debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals. The proceeds from the Senior Secured Credit Facility and Senior Unsecured Notes were used to: (1) repay the Company's previous revolving credit facility, Term Loan A, Term Loan B and the international term loan; (2) fund the acquisition of Brown Printing; and (3) for general corporate purposes.

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

Borrowings under the revolving credit facility and Term Loan A loans made under the Senior Secured Credit Facility will initially bear interest at 2.00% in excess of reserve adjusted London Interbank Offered Rate ("LIBOR"), or 1.00% in excess of an alternate base rate. The weighted-average interest rate for the revolving credit facility was 2.37% and the weighted-average interest rate for the Term Loan A loans was 2.36% at December 31, 2015, and interest is payable monthly. Term Loan B loans will bear interest at 3.25% in excess of reserve adjusted LIBOR, with a LIBOR floor of 1.00%, or 2.25% in excess of an alternative base rate at the Company's option. The weighted-average interest rate for the Term Loan B loans was 4.25% at December 31, 2015, and interest is payable monthly.

The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

The Company entered into an amendment to the Senior Secured Credit Facility on December 18, 2014, which eliminated the "net debt" concept from the calculation of the total leverage ratio and the senior secured leverage ratio and eliminated the consolidated net worth covenant.

•
Senior Unsecured Notes. The Company received $294.8 million in net proceeds from the sale of the $300.0 million Senior Unsecured Notes, after deducting the initial purchasers' discounts and commissions. The Senior Unsecured Notes bear interest at 7.0% and interest is payable semi-annually. The Senior Unsecured Notes are due May 1, 2022.

Subsequent to December 31, 2015, and through February 18, 2016, the Company repurchased $27.4 million of Senior Unsecured Notes for a total purchase price of $18.5 million. All the repurchased notes were canceled.

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

Master Note and Security Agreement (sometimes referred to as senior notes)

On September 1, 1995, and as last amended on November 24, 2014, the Company entered into the Master Note and Security Agreement pursuant to which the Company issued over time senior notes in an aggregate principal amount of $1.1 billion in various tranches, of which $260.4 million was outstanding as of December 31, 2015. The weighted-average interest rate for the senior notes was 7.53% at December 31, 2015, which is fixed to maturity, and interest is payable semiannually. Principal payments commenced September 1997 and extend through April 2031 in various tranches. The notes are collateralized by certain United States land, buildings and press and finishing equipment under the terms of the Master Note and Security Agreement.

The Company redeemed $108.8 million of its senior notes under the Master Note and Security Agreement for $109.6 million on October 10, 2014. The Company used its revolving credit facility to effect the redemption. This redemption was primarily completed to reduce interest expense based on then current LIBOR rates.

The Master Note and Security Agreement was amended on November 24, 2014. The amendment, among other things, amended the financial covenants by removing the consolidated net worth requirement and the fixed charge coverage ratio, as well as adding a minimum interest coverage ratio, a maximum total leverage ratio and a maximum senior secured leverage ratio. These amendments align the financial covenants in the Master Note and Security Agreement more closely with the financial covenants in the Senior Secured Credit Facility.

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2015:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended December 31, 2015, the Company's total leverage ratio was 2.89 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2015, the Company's senior secured leverage ratio was 2.26 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended December 31, 2015, the Company's minimum interest coverage ratio was 5.66 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of December 31, 2015. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock, including the following:

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

Net Pension Obligations

The net underfunded pension and MEPPs obligations decreased by $36.3 million during the year ended December 31, 2015, from $221.7 million at December 31, 2014, to $185.4 million at December 31, 2015. The decrease is due to the following: (1) $24.4 million of combined single-employer and MEPP contributions, (2) $8.0 million of liability reduction as the expected return on plan assets exceeded the interest cost of the frozen plans and (3) a $3.7 million year-end actuarial valuation adjustment. The Company continues to focus on reducing its net obligation for these underfunded plans through cash contributions to the plans and plan design changes.

Share Repurchase Program

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no stock repurchases made under this share repurchase program during the year ended December 31, 2015. As of December 31, 2015, there were $91.8 million of authorized repurchases remaining under the program. Subsequent to December 31, 2015, and through February 18, 2016, the Company repurchased 984,190 shares of its class A stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Except as set forth below in the Contractual Obligations and Other Commitments table and in Note 13, "Lease Obligations," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K (including operating leases and future interest on debt and capital leases to be incurred), the Company has no off-balance sheet arrangements, financings or special purpose entities that the Company expects to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of sales or expenses.

Contractual Obligations and Other Commitments

The Company's contractual cash obligations at December 31, 2015, were as follows (in millions):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Debt obligations(1)	$1,674.5	$159.6	$142.4	$146.7	$439.0	$76.3	$710.5
Operating lease obligations	237.0	53.2	46.7	39.6	32.2	21.3	44.0
Pension benefits(2)	63.1	2.3	1.1	19.7	18.4	21.6	—
Capital lease obligations(3)	15.3	5.3	4.8	2.6	1.2	0.7	0.7
Purchase obligations(4)	16.5	16.5	—	—	—	—	—
Total(5)(6)	$2,006.4	$236.9	$195.0	$208.6	$490.8	$119.9	$755.2
______________________________

(1)
Debt obligations include $321.7 million for anticipated future interest payments, and exclude $16.1 million and $2.2 million for future amortization of debt issuance costs and original issue discount, respectively. With respect to the variable interest rate portions of the debt, the interest amounts were calculated by applying the December 31, 2015, weighted-average interest rate to determine the value of future interest payments. For the Master Note and Security Agreement, the weighted-average interest rate of the notes was applied to the average principal balance outstanding for each time period. Amounts included in "Thereafter" include principal payments and estimated interest expense through April 2031.

(2)
For the pension benefits, contributions and benefit payments to be funded from Company assets included in the table have been actuarially estimated over a five year period. While benefit payments under these benefit plans are expected to continue beyond 2020, the Company believes that an estimate beyond this period is unreasonable. The contractual obligations table above does not include a $47.6 million estimated withdrawal liability for the United States World Color Press MEPPs due to the uncertainty with the amount and timing of any potential withdrawal liability payment. During 2016, the Company is scheduled to make minimum payments of $11.1 million, pending no settlement or conclusion to the litigation with the MEPPs' trustees. See Note 17, "Employee Retirement Plans," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion of the withdrawal from the MEPPs.

(3)	Capital lease obligations include $0.5 million for anticipated future interest payments.

(4)	Purchase obligations consist primarily of $14.9 million in firm commitments to purchase press and finishing equipment, as well as $1.6 million of other purchase obligations.

(5)
The contractual obligations table above does not include reserves for uncertain tax positions recorded in accordance with the accounting guidance on uncertainties in income taxes. The Company has taken tax positions for which the ultimate amount and the year(s) any necessary payments will be made that pertain to those tax positions is uncertain. The reserve for uncertain tax positions prior to interest and penalties is $29.8 million as of December 31, 2015. The Company has also recorded accruals for interest and penalties related to uncertain tax positions of $4.8 million and $0.4 million, respectively, as of December 31, 2015.

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

Revenue Recognition

The Company recognizes its printing revenues upon transfer of title and the passage of risk of loss, which is generally upon shipment to the customer, and when there is a reasonable assurance as to collectability. Under agreements with certain customers, products may be stored by the Company for future delivery. In these situations, the Company may receive warehouse management fees for the services it provides. Product returns are not significant because the majority of products are customized; however, the Company accrues for the estimated amount of customer allowances at the time of sale based on historical experience and known trends.

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

Impairment of Goodwill

The allocation of the purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable assets and liabilities assumed, including valuations performed by third-party appraisers when appropriate, in determining the estimated fair value for purchase price allocation purposes. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Changes in management's estimates or judgments, including changes based on actual results differing from the estimates and judgments used in the purchase price allocation process, could result in an impairment charge, and such a charge could have a material adverse effect on the Company's results of operations. Goodwill is assigned to specific reporting units, and in accordance with accounting guidance is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.

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

In determining the fair value of each reporting unit, the Company used an equal weighting of both the income and market approaches, except for the Other United States Products and Services reporting unit for which only an income approach was used. Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, working capital levels, terminal value multiples and a 10.1% after-tax weighted average cost of capital for the Core Print and Related Services and the Specialty Print and Related Services reporting units and a 10.9% after-tax weighted average cost of capital for the Other United States Products and Services reporting unit. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for the definition of Level 3 inputs).

After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. As such, each of the three reporting units failed step one of the goodwill impairment test.

Step two of the goodwill impairment test requires the Company to perform a hypothetical purchase price allocation for each reporting unit to determine the implied fair value of goodwill and compare the implied fair value of goodwill to the carrying amount of goodwill. The estimate of fair value is complex and requires significant judgment. A third-party valuation firm was engaged to assist in the step two valuation process.

As a result of the interim goodwill impairment assessment as well as the annual impairment test as of October 31, 2015, the Company's United States Print and Related Services segment recorded pre-tax non-cash goodwill impairment charges of $778.3 million ($512.4 million after tax) in the year ended December 31, 2015, that included impairment charges of $640.8 million, $118.9 million and $18.6 million in the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit, respectively. The goodwill impairment charge resulted from a reduction in estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows primarily due to volume and pricing pressures as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014.

As of December 31, 2015, there is no goodwill in the United States Print and Related Services segment on the consolidated balance sheets.

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

In the first step, the Company compared the estimated fair value of the Latin America reporting unit to its carrying amount, including the goodwill. Fair value was determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting unit based on market multiples of comparable publicly-traded companies. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for the definition of Level 3 inputs). If the carrying amount of such reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment charge.

Step two requires the allocation of the estimated fair value of the Latin America reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of the goodwill, which is then compared to the corresponding carrying value of the goodwill to compute the goodwill impairment charge. The assumptions used in performing the March 31, 2015, interim goodwill impairment assessment were evaluated in light of market and business conditions. The Company continues to believe that the discounted cash flow model and market multiples model provides a reasonable and meaningful fair value estimate based upon the reporting unit's projections of future operating results and cash flows and replicates how market participants would value the Company's reporting unit.

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

As a result of the interim goodwill impairment assessment as well as the annual impairment test as of October 31, 2015, the Company's International segment recorded non-cash nondeductible goodwill impairment charges of $30.0 million in the year ended December 31, 2015, primarily including a $23.3 million non-cash goodwill impairment charge for the Latin America reporting unit. The goodwill impairment charge resulted from a reduction in estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows primarily due to volume and pricing pressures as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014.

As of December 31, 2015, there is no goodwill in the International segment on the consolidated balance sheets.

Impairment of Property, Plant and Equipment and Finite-lived Intangible Assets

The Company performs impairment evaluations of its long-lived assets whenever business conditions, events or circumstances indicate that those assets may be impaired, including whether the estimated useful life of such long-lived assets may warrant revision or whether the remaining balance of an asset may not be recoverable. The Company's most significant long-lived assets are property, plant and equipment and customer relationship intangible assets recorded in conjunction with an acquisition. Assessing the impairment of long-lived assets requires the Company to make important estimates and assumptions, including, but not limited to, the expected future cash flows that the assets will generate, how the assets will be used based on the strategic direction of the Company, their remaining useful life and their residual value, if any. Considerable judgment is also applied in incorporating the potential impact of the current economic climate on customer demand and selling prices, the cost of production and the limited activity on secondary markets for the assets and on the cost of capital. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair value and a charge is recorded to current operations. The Company uses internal undiscounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for the definition of Level 3 inputs). Based on the assessments completed during the years ended December 31, 2015, 2014 and 2013, the Company recognized property, plant and equipment impairment charges of $69.5 million, $14.4 million and $21.8 million, respectively, primarily related to facility consolidations, as well as other capacity reduction restructuring initiatives. The Company recorded finite-lived intangible asset impairment charges of $7.2 million during the year ended December 31, 2015. There were no finite-lived intangible assets impairment charges recorded during the years ended December 31, 2014 and 2013.

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

Pension Plans

As a result of the acquisition of World Color Press, the Company acquired multiple underfunded pension plans. Pension plan costs are determined using actuarial methods and are funded through contributions determined in accordance with the projected benefit method pro-rated on service. The Company records amounts relating to its pension plans based on calculations which include various actuarial assumptions. The Company believes that the two most critical assumptions are the discount rate and assumed rate of return on assets. Changes in these assumptions are primarily influenced by factors outside of the Company's control and can have a significant effect on the amounts reported in the financial statements. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheets, but are generally amortized into operating income over future periods, with the deferred amount recorded in accumulated other comprehensive loss on the consolidated balance sheets included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. When an event gives rise to both a curtailment and a settlement, the curtailment is accounted for prior to the settlement. The Company's measurement date to measure the defined benefit plan assets and the projected benefit obligation is December 31. For the purposes of calculating the expected return on plan assets, those assets are valued at fair value.

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs for each pension plan based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date. The weighted-average discount rate used to determine benefit obligations for the pension plans at December 31, 2015, was 4.14%, a 24 basis point increase from the December 31, 2014, discount rate of 3.90%.

A one-percentage point change in the discount rate would have the following impact on the December 31, 2015, projected benefit obligation:

	1% Increase	1% Decrease
	(in millions)
Projected benefit obligation	$(60.8)	$70.8

The Company employs a total return on investment approach for its pension plans whereby a diversified mix of equity securities and debt securities are used to maximize the long-term pension plan assets. The intent of this strategy is to outperform the growth in plan liabilities over the long run, such that plan contributions can be decreased, balanced with maintaining a lower degree of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Equity securities are diversified across geography and market capitalization through investments in United States large-capitalization stocks, United States small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. The current target asset allocation for plan assets on a weighted-average basis are 55% equity securities and 45% debt securities. The actual asset allocation as of December 31, 2015, was approximately 54% equity securities and 46% debt securities. The expected return on plan assets assumption at December 31, 2015 and 2014, was 6.5% for the Company's funded United States pension plans. Actual return on plan assets for the years ended December 31, 2015 and 2014, was (0.1)% and 8.2%, respectively. Certain pension plans are unfunded (those plans do not hold plan assets).

A 25 basis point change in the expected return on plan assets would have the following impact on 2016 pension income:

	.25% Increase	.25% Decrease
	(in millions)
Pension income	$1.2	$(1.2)

The Company also participated in MEPPs as a result of the acquisition of World Color Press. Due to the significant underfunded status of the MEPPs, the Company has withdrawn from all significant MEPPs and replaced these union sponsored "promise to pay in the future" defined benefit plans with a Company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics' employees. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the World Color Press purchase price allocation process based on information received from the MEPPs' trustees. The estimated withdrawal liability will be updated based on significant events, such as potential new information from the ongoing litigation proceedings with both MEPPs, until the final withdrawal liability is determined. There are arbitration proceedings in process with the GCIU, and also both the Company and GCIU have filed lawsuits in Federal court. Arbitration proceedings with the GCC have been completed, both sides have appealed the arbitrator's ruling, and litigation has commenced. The exact amount of the withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and timing of any triggering events, the funded status of the plans at that time and the final conclusion of the litigation with the MEPPs' trustees.

New Accounting Pronouncements

See Note 25, "New Accounting Pronouncements," to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of December 31, 2015, the Company had fixed rate debt and capital leases outstanding of $583.7 million at a current weighted average interest rate of 7.1% and variable rate debt outstanding of $765.6 million at a current weighted average interest rate of 3.1%. The variable rate debt outstanding at December 31, 2015, is primarily comprised of the $1.6 billion Senior Secured Credit Facility entered into on April 28, 2014, including $410.6 million outstanding on the $450.0 million Term Loan A, $293.2 million outstanding on the $300.0 million Term Loan B and $70.8 million outstanding on the $850.0 million revolving credit facility. The Term Loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate and thus the interest rate on the Term Loan B will not begin to fluctuate until LIBOR exceeds that percentage. At December 31, 2015, LIBOR was significantly lower than the 1.0% LIBOR minimum rate, and as a result the interest on the Term Loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the Term Loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.4% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at December 31, 2015, by approximately $23 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company's consolidated balance sheets. As of December 31, 2015, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $56.5 million. The potential decrease in net current assets as of December 31, 2015, from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $5.7 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates verses the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $50.1 million as of December 31, 2015.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the year ended December 31, 2015, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

Commodity Risk

The primary raw materials that Quad/Graphics uses in its print business are paper, ink and energy. At this time, the Company's supply of raw materials is readily available from numerous vendors; however, based on market conditions, that could change in the future. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the procurement process.

The majority of paper used in the printing process is supplied directly by its clients. For those clients that do not directly supply their own paper, the Company makes use of its purchasing efficiencies to supply paper by negotiating with leading paper vendors, uses a wide variety of paper grades, weights and sizes, and does not rely on any one vendor. In addition, the Company generally includes price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate paper price risk, higher paper prices and tight paper supplies may have an impact on client demand for printed products. The Company's working capital requirements, including the impact of seasonality, are partially mitigated through the direct purchasing of paper by its clients.

The Company produces the majority of ink used in its print production, allowing it to control the quality, cost and supply of key inputs. Raw materials for the ink manufacturing process are purchased externally from a variety of vendors.

The Company generally cannot pass on to clients the impact of higher electric and natural gas energy prices on its manufacturing costs, and increases in energy prices result in higher manufacturing costs for certain of its operations. The Company mitigates its risk through natural gas hedges when appropriate. In its logistic operations, however, the Company is able to pass a substantial portion of any increase in fuel prices directly to its clients.

As a result, management believes a hypothetical 10% change in the price of paper and other raw materials would not have a significant direct impact on the Company's consolidated annual results of operations or cash flows; however, significant increases in commodity pricing or tight supply could influence future client demand for printed products. Inflation has not had a significant impact on the Company historically.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2015. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present this information fairly when read in conjunction with the Company's audited consolidated financial statements and the notes thereto.

UNAUDITED INTERIM FINANCIAL INFORMATION
(In millions, except per share data)
	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Net sales(1)	$1,108.0	$1,079.0	$1,156.0	$1,334.7	$4,677.7
Goodwill impairment(2)	23.3	—	775.0	10.0	808.3
Operating loss(1) (2)	(11.8)	(25.8)	(772.1)	(20.3)	(830.0)

Net loss attributable to Quad/Graphics common shareholders(1) (2)	(35.2)	(45.1)	(552.2)	(9.4)	(641.9)
Loss per diluted share attributable to Quad/Graphics common shareholders	(0.74)	(0.94)	(11.50)	(0.20)	(13.40)

Closing stock price high	23.90	23.22	18.05	13.32	23.90
Closing stock price low	20.04	18.40	12.10	8.73	8.73
Closing stock price at quarter-end	22.98	18.51	12.10	9.30	9.30

2014
Net sales(1)	$1,102.8	$1,099.0	$1,236.4	$1,424.2	$4,862.4
Operating income (1)	11.0	0.5	53.6	76.2	141.3

Net earnings (loss)(1)	(9.1)	(22.8)	24.4	25.8	18.3
Net earnings (loss) attributable to Quad/Graphics common shareholders(1)	(8.8)	(22.8)	24.4	25.8	18.6
Earnings (loss) per diluted share attributable to Quad/Graphics common shareholders	(0.19)	(0.48)	0.50	0.53	0.38

Closing stock price high	26.39	23.64	22.71	23.30	26.39
Closing stock price low	21.89	19.30	19.25	18.26	18.26
Closing stock price at quarter-end	23.45	22.37	19.25	22.96	22.96
______________________________

(1)
Reflects results of acquired businesses from the relevant acquisition dates, primarily related to acquisitions of Brown Printing on May 30, 2014, Marin's on February 3, 2015, Copac on April 14, 2015, and Specialty on August 25, 2015, (see Note 2, "Acquisitions and Strategic Investments," to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the acquisitions).

(2)	Reflects pre-tax non-cash goodwill impairment charges of $808.3 million ($542.4 million, net of tax) recorded during the year ended December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quad/Graphics, Inc. and subsidiaries
Sussex, WI

We have audited the accompanying consolidated balance sheets of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quad/Graphics, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Quad/Graphics, Inc. and subsidiaries
Sussex, WI
We have audited the internal control over financial reporting of Quad/Graphics, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 23, 2016

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales
Products	$4,030.3	$4,197.5	$4,186.6
Services	647.4	664.9	609.3
Total net sales	4,677.7	4,862.4	4,795.9

Cost of sales
Products	3,294.1	3,421.4	3,360.1
Services	466.8	470.5	441.8
Total cost of sales	3,760.9	3,891.9	3,801.9

Operating expenses
Selling, general and administrative expenses	448.3	425.5	416.0
Depreciation and amortization	325.3	336.4	340.5
Restructuring, impairment and transaction-related charges	164.9	67.3	95.3
Goodwill impairment	808.3	—	—
Total operating expenses	5,507.7	4,721.1	4,653.7

Operating income (loss)	$(830.0)	$141.3	$142.2

Interest expense	88.4	92.9	85.5
Loss on debt extinguishment	—	7.2	—
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	(918.4)	41.2	56.7

Income tax expense (benefit)	(282.8)	20.2	23.3
Earnings (loss) before equity in loss of unconsolidated entities	(635.6)	21.0	33.4

Equity in loss of unconsolidated entities	(6.3)	(2.7)	(2.5)
Net earnings (loss)	$(641.9)	$18.3	$30.9

Net loss attributable to noncontrolling interests	—	0.3	1.6
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(641.9)	$18.6	$32.5

Earnings (loss) per share attributable to Quad/Graphics common shareholders
Basic	$(13.40)	$0.39	$0.67
Diluted	$(13.40)	$0.38	$0.65

Weighted average number of common shares outstanding
Basic	47.9	47.5	47.0
Diluted	47.9	48.5	48.0
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2015	2014	2013
Net earnings (loss)	$(641.9)	$18.3	$30.9
Other comprehensive income (loss)

Translation adjustments
Foreign currency translation adjustments	(63.4)	(61.9)	(21.0)
Translation of long-term loans to foreign subsidiaries	17.5	16.5	0.8
Revaluation gain on sale of businesses	—	—	(2.4)
Revaluation loss on sale of equity method investment	7.7	—	—
Translation adjustments, net	(38.2)	(45.4)	(22.6)

Pension and other postretirement benefit plans
Net gain (loss) arising during period	3.7	(95.2)	133.6
Amortization of prior service credit included in net earnings (loss)	—	(5.8)	(5.7)
Amortization of net actuarial (gain) loss included in net earnings (loss)	—	(0.3)	0.3
Plan curtailments/settlements included in net earnings (loss)	—	—	(2.1)
Postretirement benefit plan termination included in net earnings (loss)	—	(4.9)	—
Pension and other postretirement benefit plans, net	3.7	(106.2)	126.1

Other comprehensive income (loss), before tax	(34.5)	(151.6)	103.5

Income tax benefit (expense) related to items of other comprehensive income (loss)	(1.4)	40.6	(48.7)

Other comprehensive income (loss), net of tax	(35.9)	(111.0)	54.8

Total comprehensive income (loss)	(677.8)	(92.7)	85.7

Less: comprehensive loss attributable to noncontrolling interests	—	0.3	1.6

Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(677.8)	$(92.4)	$87.3
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$10.8	$9.6
Receivables, less allowances for doubtful accounts of $50.1 at December 31, 2015 and $57.8 at December 31, 2014	648.7	766.2
Inventories	280.1	287.8
Prepaid expenses and other current assets	38.2	39.1
Restricted cash	13.5	31.2
Total current assets	991.3	1,133.9

Property, plant and equipment—net	1,675.8	1,855.5
Goodwill	—	775.5
Other intangible assets—net	110.5	149.1
Equity method investments in unconsolidated entities	4.4	42.0
Other long-term assets	65.5	52.8
Total assets	$2,847.5	$4,008.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$358.8	$406.9
Amounts owing in satisfaction of bankruptcy claims	1.4	1.4
Accrued liabilities	347.5	358.1
Short-term debt and current portion of long-term debt	94.6	92.0
Current portion of capital lease obligations	5.1	4.2
Total current liabilities	807.4	862.6

Long-term debt	1,239.9	1,299.7
Unsecured notes to be issued	7.1	9.0
Capital lease obligations	9.7	9.7
Deferred income taxes	59.0	336.0
Other long-term liabilities	300.5	339.3
Total liabilities	2,423.6	2,856.3

Commitments and contingencies (Note 10)

Shareholders' equity (Note 20)
Preferred stock, $0.01 par value; Authorized: 0.5 million shares; Issued: None	—	—
Common stock, Class A, $0.025 par value; Authorized: 80.0 million shares; Issued: 40.0 million shares at December 31, 2015 and 2014	1.0	1.0
Common stock, Class B, $0.025 par value; Authorized: 80.0 million shares; Issued: 15.0 million shares at December 31, 2015 and 2014	0.4	0.4
Common stock, Class C, $0.025 par value; Authorized: 20.0 million shares; Issued: 0.5 million shares at December 31, 2015 and 2014	—	—
Additional paid-in capital	956.7	971.3
Treasury stock, at cost, 5.9 million shares at December 31, 2015 and 6.6 million shares at December 31, 2014	(193.6)	(218.8)
Retained earnings (accumulated deficit)	(188.1)	515.2
Accumulated other comprehensive loss	(152.5)	(116.6)
Total shareholders' equity	423.9	1,152.5
Total liabilities and shareholders' equity	$2,847.5	$4,008.8
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net earnings (loss)	$(641.9)	$18.3	$30.9
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	325.3	336.4	340.5
Impairment charges	95.3	14.4	21.8
Goodwill impairment	808.3	—	—
Amortization of debt issuance costs and original issue discount	4.4	4.2	4.1
Loss on debt extinguishment	—	7.2	—
Stock-based compensation	7.2	17.3	18.6
Foreign exchange losses on sale of investment	6.0	—	—
Termination/curtailment/settlement gain on pension/postretirement benefit plans	—	(4.9)	(2.1)
Loss (gain) on sale or disposal of property, plant and equipment	(4.1)	0.4	(0.8)
Deferred income taxes	(292.5)	26.8	(11.1)
Equity in loss of unconsolidated entities	6.3	2.7	2.5
Dividends from unconsolidated entities	—	—	5.0
Changes in operating assets and liabilities—net of acquisitions:
Receivables	109.6	(20.4)	25.7
Inventories	24.6	(3.4)	0.5
Prepaid expenses and other current assets	4.0	(5.2)	15.2
Accounts payable and accrued liabilities	(60.5)	(22.4)	63.0
Other	(43.9)	(78.2)	(72.7)
Net cash provided by operating activities	348.1	293.2	441.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(133.0)	(139.2)	(149.5)
Cost investment in unconsolidated entities	(1.2)	(4.1)	(2.5)
Proceeds from the sale of property, plant and equipment	29.2	6.8	8.8
Proceeds from the sale of investments	14.0	—	—
Transfers from restricted cash	17.7	24.8	4.5
Acquisition of businesses—net of cash acquired (Note 2)	(143.4)	(112.5)	(291.9)
Net cash used in investing activities	(216.7)	(224.2)	(430.6)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,047.0	—
Payments of long-term debt	(90.9)	(859.4)	(102.7)
Payments of capital lease obligations	(5.0)	(8.4)	(9.8)
Borrowings on revolving credit facilities	1,462.5	1,409.9	1,628.8
Payments on revolving credit facilities	(1,435.5)	(1,577.6)	(1,475.0)
Payments of debt issuance costs	—	(16.5)	—
Bankruptcy claim payments on unsecured notes to be issued	(0.1)	(8.0)	(4.5)
Sale of stock for options exercised	2.2	2.7	7.2
Shares withheld from employees for the tax obligation on equity grants	(1.6)	(1.0)	—
Tax benefit on equity award activity	2.8	0.8	2.2
Payment of cash dividends	(62.3)	(61.2)	(56.4)
Net cash used in financing activities	(127.9)	(71.7)	(10.2)
Effect of exchange rates on cash and cash equivalents	(2.3)	(0.8)	(4.1)
Net increase (decrease) in cash and cash equivalents	1.2	(3.5)	(3.8)
Cash and cash equivalents at beginning of year	9.6	13.1	16.9
Cash and cash equivalents at end of year	$10.8	$9.6	$13.1
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at January 1, 2013	55.5	$1.4	$985.6	(8.3)	$(279.3)	$588.1	$(60.4)	$1,235.4	$0.3
Net earnings (loss)	—	—	—	—	—	32.5	—	32.5	(1.6)
Foreign currency translation adjustments	—	—	—	—	—	—	(22.6)	(22.6)	—
Cash dividends declared	—	—	—	—	—	(61.8)	—	(61.8)	—
Stock-based compensation	—	—	18.6	—	—	—	—	18.6	—
Sale of stock for options exercised	—	—	(8.3)	0.4	15.5	—	—	7.2	—
Issuance of restricted stock and deferred stock units	—	—	(15.0)	0.4	15.0	—	—	—	—
Tax benefit on equity award activity	—	—	2.2	—	—	—	—	2.2	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	77.4	77.4	—
Balance at December 31, 2013	55.5	$1.4	$983.1	(7.5)	$(248.8)	$558.8	$(5.6)	$1,288.9	$(1.3)
Net earnings (loss)	—	—	—	—	—	18.6	—	18.6	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	—	(45.4)	(45.4)	—
Cash dividends declared	—	—	—	—	—	(62.2)	—	(62.2)	—
Stock-based compensation	—	—	17.3	—	—	—	—	17.3	—
Sale of stock for options exercised	—	—	(3.6)	0.2	6.3	—	—	2.7	—
Issuance of restricted stock and deferred stock units	—	—	(24.6)	0.7	24.6	—	—	—	—
Tax benefit on equity award activity	—	—	0.8	—	—	—	—	0.8	—
Equity awards vested	—	—	(0.1)	—	0.1	—	—	—	—
Purchase of additional ownership of Morvillo	—	—	(1.6)	—	—	—	—	(1.6)	1.6
Shares withheld from employees for tax obligation on equity grants	—	—	—	—	(1.0)	—	—	(1.0)	—
Pension and other postretirement benefit liability adjustments	—	—	—	—	—	—	(65.6)	(65.6)	—
Balance at December 31, 2014	55.5	$1.4	$971.3	(6.6)	$(218.8)	$515.2	$(116.6)	$1,152.5	$—
Net loss	—	—	—	—	—	(641.9)	—	(641.9)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(38.2)	(38.2)	—
Cash dividends declared	—	—	—	—	—	(61.4)	—	(61.4)	—
Stock-based compensation	—	—	7.2	—	—	—	—	7.2	—
Sale of stock for options exercised	—	—	(3.0)	0.2	5.2	—	—	2.2	—
Issuance of restricted stock and deferred stock units	—	—	(21.2)	0.6	21.2	—	—	—	—
Tax benefit on equity award activity	—	—	2.8	—	—	—	—	2.8	—
Equity awards vested	—	—	(0.4)	—	0.4	—	—	—	—
Shares withheld from employees for tax obligation on equity grants	—	—	—	(0.1)	(1.6)	—	—	(1.6)	—
Pension benefit liability adjustment	—	—	—	—	—	—	2.3	2.3	—
Balance at December 31, 2015	55.5	$1.4	$956.7	(5.9)	$(193.6)	$(188.1)	$(152.5)	$423.9	$—
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—Quad/Graphics operates primarily in the commercial print portion of the printing industry as a printer of retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement. The Company also provides complementary service offerings for its customers. The Company's products and services for a variety of industries are sold primarily throughout North America, South America and Europe. In addition, the Company strategically sources packaging product manufacturing over multiple end markets in Central America and Asia.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with GAAP. The results of operations and accounts of businesses acquired are included in the consolidated financial statements from the dates of acquisition (see Note 2, "Acquisitions and Strategic Investments"). The consolidated financial statements include the retrospective adoption of new accounting guidance on the balance sheet presentation of debt issuance costs and deferred taxes issued by the FASB in April 2015 and November 2015, respectively, and accordingly, the consolidated balance sheets have been restated for all periods presented (see Note 25, "New Accounting Pronouncements," for further information). The impact of the retrospective adoption of accounting guidance on the financial statement line items within the Company's consolidated balance sheets as of December 31, 2014, was as follows:

	December 31, 2014, as Originally Reported	Impact of Debt Issuance Costs	Impact of Deferred Taxes	December 31, 2014, as Presented
ASSETS
Deferred income taxes	$48.4	$—	$(48.4)	$—
Total current assets	1,182.3	—	(48.4)	1,133.9
Other long-term assets	72.8	(20.0)	—	52.8
Total assets	4,077.2	(20.0)	(48.4)	4,008.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$1,319.7	$(20.0)	$—	$1,299.7
Deferred income taxes	384.4	—	(48.4)	336.0
Total liabilities	2,924.7	(20.0)	(48.4)	2,856.3
Total liabilities and shareholders' equity	4,077.2	(20.0)	(48.4)	4,008.8

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into United States dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of shareholders' equity while transaction gains and losses are recorded in selling, general and administrative expenses on the consolidated statements of operations. Foreign exchange transactions resulted in pre-tax realized and unrealized losses of $1.4 million, $5.9 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company owns 49% of a company in Brazil and owned 50% of a company in Chile, until the Company sold its ownership interest in Chile on July 31, 2015. The Company accounts for those entities using the equity method of accounting (see Note 8, "Equity Method Investments in Unconsolidated Entities," for further discussion). The Company's equity loss of Plural's and Chile's operations was recorded in equity in loss of unconsolidated entities in the Company's consolidated statements of operations, and was included within the International segment. There are no other significant unconsolidated entities.

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

Revenue Recognition—The Company recognizes its printing revenues upon transfer of title and the passage of risk of loss, which is generally upon shipment to the customer, and when there is a reasonable assurance as to collectability. Under agreements with certain customers, products may be stored by the Company for future delivery. In these situations, the Company may receive warehouse management fees for the services it provides. Product returns are not significant because the majority of products are customized; however, the Company accrues for the estimated amount of customer allowances at the time of sale based on historical experience and known trends.

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

The ineffective portions of the changes in the fair value of hedges are insignificant and recognized in earnings. Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the consolidated statements of cash flows in the same category as the item being hedged.

Fair Value Measurement—The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in its consolidated financial statements on a recurring basis. Fair value represents the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. See Note 15, "Financial Instruments and Fair Value Measurements," for further discussion.

Research and Development—Research and development costs related to the development of new products or the adaptation of existing products are expensed as incurred, included in cost of sales and totaled $10.3 million, $11.3 million and $13.4 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Receivables—Receivables are stated net of allowances for doubtful accounts. No single customer comprised more than 5% of the Company's consolidated net sales in 2015, 2014 or 2013 or 5% of the Company's consolidated receivables as of December 31, 2015 or 2014. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company's historical collection experience. See Note 5, "Receivables," for further discussion on the transactions affecting the allowances for doubtful accounts.

Inventories—Inventories include material, labor, and plant overhead and are stated at the lower of cost or net realizable value. At December 31, 2015 and 2014, all inventories were valued using the first-in, first-out ("FIFO") method. See Note 6, "Inventories," for a breakdown of the components of the Company's inventories.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, and are depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. See Note 7, "Property, Plant and Equipment," for a breakdown of the components of the Company's property, plant and equipment. Major improvements that extend the useful lives of existing assets are capitalized and charged to the asset accounts. Repairs and maintenance, which do not significantly improve or extend the useful lives of the respective assets, are expensed as incurred. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset. When an asset is retired or disposed, the associated costs and accumulated depreciation are eliminated, and the resulting profit or loss is recognized in the Company's consolidated statements of operations.

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

Goodwill—Goodwill is reviewed annually for impairment as of October 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit's fair value estimated based on comparable company market valuations and/or expected future discounted cash flows to be generated by the reporting unit to its carrying value. If the carrying value exceeds the reporting unit's fair value, the Company performs a fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified. See Note 4, "Goodwill and Other Intangible Assets," for further discussion.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. This determination is based upon all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. If the Company determines that a deferred income tax asset will not be fully realized in the future, then a valuation allowance is established or increased to reflect the amount at which the asset will more likely than not be realized, which would increase the Company's provision for income taxes. In a period after a valuation allowance has been established, if the Company determines the related deferred income tax assets will be realized in the future in excess of their net recorded amount, then an adjustment to reduce the related valuation allowance will be made, which

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

would reduce the Company's provision for income taxes. The consolidated financial statements include the retrospective adoption of new accounting guidance on the balance sheet presentation of deferred taxes issued by the FASB in November 2015, and accordingly, the consolidated balance sheets have been restated for all periods presented. See Note 25, "New Accounting Pronouncements," for further information.

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

The determination of the Company's worldwide tax provision and related tax assets and liabilities requires the use of significant judgment in estimating the impact of uncertainties in the application of GAAP and the interpretation of complex tax laws. In the ordinary course of business, there are transactions and calculations where the final tax outcome is uncertain. Where fair market value is required to measure a tax asset or liability for GAAP purposes, the Company periodically obtains independent, third party, assistance to validate that such value is determined in conformity with Internal Revenue Service fair market value guidelines. While the Company believes it has the appropriate support for the positions taken, certain positions may be successfully challenged by taxing authorities. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on the Company's financial condition and operating results. The Company applies the provisions of the authoritative guidance on accounting for uncertain tax positions to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions. The determination of the Company's worldwide tax provision includes the impact of any changes to the amount of tax benefits recognized with respect to uncertain tax positions. See Note 14, "Income Taxes," for further discussion.

Pension Plans—The Company assumed certain frozen underfunded defined benefit pension plans as part of the 2010 World Color Press acquisition. Pension plan costs are determined using actuarial methods and are funded through contributions. The Company records amounts relating to its pension plans based on calculations which include various actuarial assumptions including discount rates, assumed rates of return, mortality, compensation increases and turnover rates. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheets, but are generally amortized into operating income over future periods, with the deferred amount recorded in accumulated other comprehensive loss on the consolidated balance sheets. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. For the purposes of calculating the expected return on plan assets, those assets are valued at fair value. When an event gives rise to both a curtailment and a settlement, the curtailment is accounted for prior to the settlement. The Company's measurement date to measure the defined benefit plan assets and the projected benefit obligation is December 31.

The Company has previously participated in MEPPs as a result of the acquisition of World Color Press. Due to the significant underfunded status of the MEPPs, the Company has withdrawn from all significant MEPPs and replaced these union sponsored "promise to pay in the future" defined benefit plans with a Company sponsored "pay as you go" defined contribution plan, which is historically the form of retirement benefit provided to Quad/Graphics' employees. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the World Color Press purchase price allocation process based on information received from the MEPPs' trustees. The estimated withdrawal liability will be updated based on significant events, such as potential new information from the ongoing litigation proceedings with both MEPPs, until the final withdrawal liability is determined. The exact amount of the withdrawal liability could be higher or lower than the estimate depending on, among other things, the nature and

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

timing of any triggering events, the funded status of the plans at that time and the final conclusion of the litigation with the MEPPs' trustees. See Note 17, "Employee Retirement Plans," for further discussion.

Stock-Based Compensation—The Company recognizes stock-based compensation expense over the vesting period for all stock-based awards made to employees and directors based on the fair value of the instrument at the time of grant. See Note 19, "Equity Incentive Programs," for further discussion.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists primarily of unrecognized actuarial gains and losses and prior service costs for pension and postretirement plans and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' equity. See Note 21, "Accumulated Other Comprehensive Loss," for further discussion.

Supplemental Cash Flow Information—The following table summarizes certain supplemental cash flow information for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Interest paid, net of amounts capitalized	$76.5	$80.8	$74.2
Income taxes paid	1.5	3.5	22.9
Non-cash investing and financing activities:
Capital lease additions (see Note 13)	5.9	2.9	—
Leased equipment purchased through term loan (see Note 12)	3.7	—	12.8
Acquisitions of businesses (see Note 2):
Fair value of assets acquired, net of cash	$137.0	$171.1	$389.9
Liabilities assumed	(28.6)	(66.6)	(74.1)
Goodwill	33.8	5.1	8.0
Deposit paid in 2012 related to Vertis acquisition (see Note 2)	—	—	(25.9)
Deferred payment for Proteus and Transpak acquisition (see Note 2)	0.6	5.0	(6.0)
Deferred payment for UniGraphic acquisition	0.6	(2.1)	—
Acquisition of businesses—net of cash acquired	$143.4	$112.5	$291.9

Note 2. Acquisitions and Strategic Investments

2015 Specialty Finishing, Inc. Acquisition

The Company completed the acquisition of Specialty on August 25, 2015, for $61.8 million. Specialty is a full-service paperboard folding carton manufacturer and logistics provider located in Omaha, Nebraska. The purchase price of $61.8 million includes $0.1 million of acquired cash for a net purchase price of $61.7 million. Included in the preliminary purchase price allocation are $9.6 million of identifiable intangible assets, which are amortized over their estimated useful lives ranging from three to six years, and $3.5 million of goodwill. The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Specialty's operations are included in the United States Print and Related Services segment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

2015 Copac Global Packaging, Inc. Acquisition

The Company completed the acquisition of Copac on April 14, 2015, for $59.4 million. Copac is a leading international provider of innovative packaging and supply chain solutions, including turnkey packaging design, production and fulfillment services across a range of end markets. Copac manufactures products such as folding cartons, labels, inserts, tags and specialty envelopes, and has production facilities in Spartanburg, South Carolina and Santo Domingo, Dominican Republic, as well as strategically sourcing packaging product manufacturing over multiple end markets in Central America and Asia, giving it a global footprint. The purchase price of $59.4 million includes $0.9 million of acquired cash for a net purchase price of $58.5 million. Included in the purchase price allocation are $22.2 million of identifiable intangible assets, which are amortized over their estimated useful lives of six years, and $23.5 million of goodwill. The final allocation of the purchase price was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Copac's operations are included in the United States Print and Related Services segment.

2015 Marin's International Acquisition

The Company completed the acquisition of Marin's on February 3, 2015, for $31.1 million. Marin's, headquartered in Paris, France, is a worldwide leader in the point-of-sale display industry and specializes in the research and design of display solutions. Marin's products are produced by a global network of licensees, including Quad/Graphics, as well as one wide-format digital print, kitting and fulfillment facility in Paris. Marin's uses its own European–based sales force and the global licensees to sell its patented product portfolio. The purchase price of $31.1 million includes $10.1 million of acquired cash for a net purchase price of $21.0 million. Included in the purchase price allocation are $17.9 million of identifiable intangible assets, which are amortized over their estimated useful lives ranging from three to eight years, and $6.8 million of goodwill. The final allocation of the purchase price was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Marin's operations are included in the International segment.

2014 Brown Printing Company Acquisition

The Company completed the acquisition of Brown Printing on May 30, 2014, for $101.1 million. Brown Printing provides magazine and catalog printing, distribution services and integrated media solutions to magazine publishers and catalog marketers in the United States. The Company used cash on hand and borrowings under its revolving credit facility to finance the acquisition.

Brown Printing's operations are included in the United States Print and Related Services segment. Disclosure of the financial results of Brown Printing since the acquisition date is not practicable, as it is not being operated as a standalone business and has been combined with the Company's existing operations.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company recorded the allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed, including certain contingent liabilities, based on their fair values as of the May 30, 2014, acquisition date. Included in the purchase price allocation are identifiable customer relationship intangible assets, which are amortized over their estimated useful lives of six years. The final purchase price allocation was as follows:

Purchase Price Allocation
Cash and cash equivalents	$3.6
Accounts receivable	46.1
Other current assets	18.8
Property, plant and equipment	72.1
Identifiable intangible assets	4.7
Other long-term assets	7.5
Accounts payable and accrued liabilities	(35.1)
Other long-term liabilities	(16.6)
Purchase price	$101.1

The final allocation of the purchase price and unaudited pro forma condensed combined financial information was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the $97.5 million net assets acquired, excluding acquired cash, was classified as Level 3 in the valuation hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs).

2014 Anselmo L. Morvillo S.A. Investment

The Company invested an additional $6.5 million in Morvillo in Argentina, which increased its ownership share in Morvillo from 85% to 100% during the year ended December 31, 2014. The Company historically consolidated the results of Morvillo into the Company's consolidated financial statements and presented the 15% portion of Morvillo's results not owned by the Company as noncontrolling interest. The Company no longer presents noncontrolling interest going forward as Morvillo's results are fully consolidated into the Company's consolidated financial statements.

2014 UniGraphic, Inc. Acquisition

The Company completed the acquisition of UniGraphic, a commercial and specialty printing company based in the Boston metro area, on February 5, 2014 for $11.2 million. UniGraphic offers commercial and specialty printing, in-store marketing, digital and fulfillment solutions for a wide variety of industries including arts and entertainment, education, financial, food, healthcare, mass media, pharmaceutical and retail. The purchase price of $11.2 million is net of cash acquired. Identifiable customer relationship intangible assets of $6.9 million have been recorded through the final purchase price allocation and are amortized over six years. The final purchase price allocation was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). UniGraphic's operations are included in the United States Print and Related Services segment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

2013 Proteus Packaging and Transpak Corporation Acquisitions

The Company completed the acquisition of Wisconsin-based Proteus, as well as its sister company Transpak, on December 18, 2013, for $48.7 million. Payments of $43.1 million were made on December 18, 2013, upon the completion of the acquisition. The remaining payments of $5.0 million and $0.6 million were paid in 2014 and 2015, respectively. Proteus is a designer and manufacturer of high-end paperboard packaging, offering packaging solutions for a wide variety of industries, including automotive, biotechnology, food, beverage, personal care, pharmaceuticals, software and electronics. Transpak is a full-service industrial packaging company, offering crating, packaging, warehousing, distribution and logistics services to destinations worldwide.

The Company recorded the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values as of the December 18, 2013, acquisition date. Included in the purchase price allocation are identifiable customer relationship intangible assets, which are amortized over their estimated useful lives of six years. Goodwill resulting from this acquisition, which is deductible for tax purposes, has been recorded within the United States Print and Related Services segment based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The final purchase price allocation was as follows:

Purchase Price Allocation
Accounts receivable	$4.4
Other current assets	5.6
Property, plant and equipment	16.5
Identifiable intangible assets	14.7
Accounts payable and accrued liabilities	(3.9)
Other long-term liabilities	(1.7)
Goodwill	13.1
Purchase price	$48.7

The final purchase price allocation was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $48.7 million was classified as Level 3 in the valuation hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Proteus' and Transpak's operations are included in the United States Print and Related Services segment.

2013 Novia CareClinics, LLC Acquisition

The Company completed the acquisition Novia, an Indianapolis, Indiana healthcare solutions company, on November 7, 2013, for $13.3 million. Novia develops and manages onsite and shared primary care clinics for small to medium sized companies and the public sector, such as school districts and city and county governments. Identifiable customer relationships of $13.5 million have been recorded through the final purchase price allocation. Identifiable customer relationship intangible assets are amortized over their estimated useful lives of six years. The final purchase price allocation was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuations of the net assets acquired of $13.3 million was classified as Level 3 in the valuation hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Novia's operations are included in the United States Print and Related Services segment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

2013 Vertis Holdings, Inc. Acquisition

The Company completed the acquisition of substantially all of the assets of Vertis on January 16, 2013, for $265.4 million, pursuant to the terms of the Asset Purchase Agreement ("Asset Agreement"). Vertis was a leading provider of retail inserts, direct marketing and in-store marketing solutions. The acquisition of Vertis enhanced the Company's position as a leader in the production of retail inserts, direct marketing and in-store marketing solutions that the Company can provide to its clients and enhanced its integrated offerings. The purchase of Vertis was accounted for using the acquisition method of accounting under GAAP. The Company did not acquire certain assets and assume certain liabilities of Vertis and its subsidiaries in this asset acquisition, including, among other liabilities, their underfunded pension and postretirement obligations. The Company used cash on hand and borrowings under its revolving credit facility to finance the acquisition.

In October 2012, the Company made a $25.9 million deposit to be held in escrow, in accordance with the terms of the Asset Agreement. This deposit was applied to the purchase price upon the January 16, 2013, consummation of the acquisition.

Vertis' operations are included in the United States Print and Related Services segment. Disclosure of the financial results of Vertis since the acquisition date is not practicable as it is not being operated as a standalone business, and has been combined with the Company's existing operations.

The Company recorded the allocation of the purchase price to tangible and identifiable assets acquired and liabilities assumed, including certain contingent liabilities, based on their fair values as of the January 16, 2013, acquisition date. Included in the purchase price allocation are identifiable customer relationship intangible assets, which are amortized over their estimated useful lives of six years. The final purchase price allocation was as follows:

Purchase Price Allocation
Cash and cash equivalents	$4.1
Accounts receivable	133.4
Other current assets	40.5
Property, plant and equipment	127.8
Identifiable intangible assets	25.6
Current liabilities	(54.0)
Other long-term liabilities	(12.0)
Purchase price	$265.4

The final purchase price allocation and unaudited pro forma condensed consolidated financial information was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The valuation of the net assets acquired of $265.4 million was classified as Level 3 in the valuation hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs).

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the Company's results as if the Company had acquired Brown Printing on January 1, 2013, and Vertis on January 1, 2012. The unaudited pro forma information has been prepared with the following considerations:

•	The unaudited pro forma condensed combined financial information has been prepared using the acquisition method of accounting under existing GAAP. The Company is the acquirer for accounting purposes.

•
The unaudited pro forma condensed combined financial information does not reflect any operating cost synergy savings that the combined companies may achieve as a result of the acquisition, the costs necessary to achieve these operating synergy savings or additional charges necessary as a result of the integration.

	Year Ended December 31,
	2015	2014	2013
	(actual)	(pro forma)	(pro forma)
Net sales	$4,677.7	$5,007.6	$5,233.2
Net earnings (loss) attributable to common shareholders	(641.9)	17.8	40.9
Diluted net earnings (loss) per share attributable to common shareholders	(13.40)	0.36	0.83
Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the years ended December 31, 2015, 2014 and 2013, as follows:

	2015	2014	2013
Employee termination charges	$42.1	$30.6	$15.7
Impairment charges	95.3	14.4	21.8
Transaction-related charges (income)	(6.7)	2.6	4.0
Integration costs	5.1	11.2	25.2
Other restructuring charges	29.1	8.5	28.6
Total	$164.9	$67.3	$95.3

The costs related to these activities have been recorded on the consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 22, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. The Company has announced a total of 31 plant closures and has reduced headcount by approximately 10,000 employees since 2010.

The Company announced the closures of the Augusta, Georgia; East Greenville, Pennsylvania; Enfield, Connecticut; Loveland, Colorado; Pilar, Argentina; and Queretaro, Mexico plants during the year ended December 31, 2015. The Company recorded the following charges as a result of plant closures and other restructuring programs for the year ended December 31, 2015:

•	Employee termination charges of $42.1 million were recorded by the Company as a result of workforce reductions through facility consolidations and involuntary separation programs.

•
Integration costs of $5.1 million were recorded by the Company primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of acquired companies.

•
Other restructuring charges of $29.1 million were recorded by the Company, which consisted of: (1) $11.7 million of vacant facility carrying costs; (2) $2.8 million of equipment and infrastructure removal costs from closed plants; and (3) $8.6 million of lease exit charges primarily related to the closure of the Atlanta, Georgia and Loveland, Colorado facilities. The Company also recorded a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment (see Note 8, "Equity Method Investments in Unconsolidated Entities," for additional details).

The Company announced the closures of the Atlanta, Georgia; Dickson, Tennessee; Marengo, Iowa; Pomona, California; St. Cloud, Minnesota; and Woodstock, Illinois plants during the year ended December 31, 2014. The Company recorded the following charges as a result of plant closures and other restructuring programs for the year ended December 31, 2014:

•	Employee termination charges of $30.6 million were recorded by the Company as a result of workforce reductions through facility consolidations and involuntary separation programs.

•
Integration costs of $11.2 million were recorded by the Company primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of acquired companies.

•
Other restructuring charges of $8.5 million were recorded by the Company, which consisted of: (1) $7.7 million of vacant facility carrying costs; (2) $2.4 million of legal fees; (3) $1.8 million of equipment and infrastructure removal costs from closed plants; and (4) $1.5 million of lease exit charges. Other restructuring charges were presented net of a $4.9 million gain from the termination of the postretirement medical benefit plan (see Note 17, "Employee Retirement Plans," for further details on the postretirement medical benefit plan termination).

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company announced the closures of the Bristol, Pennsylvania; Dubuque, Iowa; Pittsburg, California; and Vancouver, British Columbia, Canada plants during the year ended December 31, 2013. The Company recorded the following charges as a result of plant closures and other restructuring programs for the year ended December 31, 2013:

•	Employee termination charges of $15.7 million were recorded by the Company as a result of workforce reductions through facility consolidations and involuntary separation programs.

•
Integration costs of $25.2 million were recorded by the Company primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of acquired companies.

•
Other restructuring charges of $28.6 million were recorded by the Company, which consisted of: (1) $14.4 million of vacant facility carrying costs; (2) $6.2 million of equipment and infrastructure removal costs from closed plants; and (3) $10.1 million of lease exit charges. Other restructuring charges were presented net of a $2.1 million pension plan settlement gain (see Note 17, "Employee Retirement Plans," for further details on the pension plan settlement gain).

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $95.3 million during the year ended December 31, 2015, consisting of: (1) $54.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Augusta, Georgia; Dickson, Tennessee; East Greenville, Pennsylvania; Loveland, Colorado; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; (2) $18.6 million of investment-related impairment charges, primarily related to $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 8, "Equity Method Investments in Unconsolidated Entities," for additional details related to the impairment of the Company's equity method investment in Chile); (3) $12.7 million of land and building impairment charges primarily related to the Augusta, Georgia and East Greenville, Pennsylvania plant closures; (4) $7.1 million of customer relationship intangible asset impairments; and (5) $2.2 million of impairment charges primarily related to the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries for land, building, machinery and equipment and other intangible assets.

The Company recognized impairment charges of $14.4 million during the year ended December 31, 2014, consisting of: (1) $8.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; Mexico City, Mexico; Pomona, California; and St. Cloud, Minnesota, as well as other capacity reduction restructuring initiatives; and (2) $6.4 million of land and building impairment charges primarily related to the Bristol, Pennsylvania and Dickson, Tennessee plant closures.

The Company recognized impairment charges of $21.8 million during the year ended December 31, 2013, consisting of: (1) $11.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Dubuque, Iowa; Jonesboro, Arkansas; Pittsburg, California; and Vancouver, British Columbia, Canada, as well as other capacity reduction restructuring initiatives; and (2) $10.1 million of land and building impairment charges primarily related to the Corinth, Mississippi; Marengo, Iowa; and Mexico City, Mexico plant closures.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes, internal expertise related to current marketplace conditions and estimated future undiscounted cash flows. These assets were adjusted to their estimated fair values at the time of impairment.

The non-cash goodwill impairment charges included in the line item entitled goodwill impairment on the Company's consolidated statements of operations are discussed in Note 4, "Goodwill and Other Intangible Assets."

Transaction-Related Charges (Income)

The Company incurs transaction-related charges (income) primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges (income) of $(6.7) million during the year ended December 31, 2015, which includes a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $3.3 million of professional service fees including fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac and Specialty. The Company recognized transaction-related charges of $2.6 million during the year ended December 31, 2014, which primarily includes professional service fees for the acquisitions of Brown Printing and UniGraphic. The Company recognized transaction-related charges of $4.0 million during the year ended December 31, 2013, which primarily includes professional service fees for the acquisitions of Vertis, Proteus and Transpak. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the years ended December 31, 2015 and 2014, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges (Income)	Integration Costs	Other Restructuring Charges	Total
Balance at January 1, 2014	$4.8	$—	$0.2	$3.7	$19.3	$28.0
Expense	30.6	14.4	2.6	11.2	8.5	67.3
Cash payments	(25.1)	—	(2.3)	(11.6)	(19.9)	(58.9)
Non-cash adjustments	(0.3)	(14.4)	—	(1.5)	5.7	(10.5)
Balance at December 31, 2014	$10.0	$—	$0.5	$1.8	$13.6	$25.9
Expense (income)	42.1	95.3	(6.7)	5.1	29.1	164.9
Cash receipts (payments)	(27.3)	—	6.3	(5.1)	(23.8)	(49.9)
Non-cash adjustments	(0.4)	(95.3)	—	(0.4)	(5.9)	(102.0)
Balance at December 31, 2015	$24.4	$—	$0.1	$1.4	$13.0	$38.9

The Company's restructuring, impairment and transaction-related reserves at December 31, 2015, included a short-term and a long-term component. The short-term portion included $31.0 million in accrued liabilities (see Note 9, "Accrued Liabilities") and $1.3 million in accounts payable in the consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $6.6 million is included in other long-term liabilities (see Note 16, "Other Long-Term Liabilities") in the consolidated balance sheets.

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

Step two of the goodwill impairment test requires the Company to perform a hypothetical purchase price allocation for each reporting unit to determine the implied fair value of goodwill and compare the implied fair value of goodwill to the carrying amount of goodwill. The estimate of fair value is complex and requires significant judgment. A third-party valuation firm was engaged to assist in the step two valuation process. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs).

As a result of the interim goodwill impairment assessment as well as the annual impairment test as of October 31, 2015, the Company's United States Print and Related Services segment recorded pre-tax non-cash goodwill impairment charges of $778.3 million in the year ended December 31, 2015, that included impairment charges of $640.8 million, $118.9 million and $18.6 million in the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit, respectively. The goodwill impairment charges resulted from a reduction in estimated fair value of each reporting unit based on lower expectations for future revenue, profitability and cash flows due to volume and pricing pressures as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Fair value was determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. The Company performed an additional fair value measurement calculation to determine whether a Latin America reporting unit impairment charge should be recorded because the fair value of the reporting unit was below its carrying amount. As part of this calculation, the Company also estimated the fair values of significant tangible and intangible long-lived assets in the Latin America reporting unit. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs).

As a result of the interim goodwill impairment assessment as well as the annual impairment test as of October 31, 2015, the Company's International segment recorded non-cash nondeductible goodwill impairment charges of $30.0 million in the year ended December 31, 2015, primarily including a $23.3 million non-cash goodwill impairment charge for the Latin America reporting unit. The goodwill impairment charges resulted from a reduction in estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows due to volume and pricing pressures as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014.

Goodwill at December 31, 2015, included $808.3 million of accumulated impairment losses, of which $778.3 million relates to the United States Print and Related Services segment and $30.0 million relates to the International segment. Goodwill at December 31, 2014, did not include any accumulated impairment losses. Non-cash goodwill impairment charges of $808.3 million were recorded during the year ended December 31, 2015. No goodwill impairment charges were recorded during the years ended December 31, 2014 or 2013. Activity impacting goodwill for the years ended December 31, 2015 and 2014, was as follows:

	United States Print and Related Services	International	Total
Balance at January 1, 2014	$746.2	$26.9	$773.1
Proteus and Transpak acquisitions (see Note 2)	5.1	—	5.1
Translation adjustment	—	(2.7)	(2.7)
Balance at December 31, 2014	$751.3	$24.2	$775.5
Marin's acquisition (see Note 2)	—	6.8	6.8
Copac acquisition (see Note 2)	23.5	—	23.5
Specialty acquisition (see Note 2)	3.5	—	3.5
Impairment	(778.3)	(30.0)	(808.3)
Translation adjustment	—	(1.0)	(1.0)
Balance at December 31, 2015	$—	$—	$—

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The components of other intangible assets at December 31, 2015 and 2014, were as follows:

	December 31, 2015				December 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	7	$22.1	$(5.5)	$16.6	5	$5.1	$(3.8)	$1.3
Capitalized software	5	6.5	(6.2)	0.3	5	6.7	(6.3)	0.4
Acquired technology	5	6.2	(5.9)	0.3	5	6.7	(5.9)	0.8
Customer relationships	6	459.4	(366.1)	93.3	6	445.1	(298.5)	146.6
Total finite-lived intangible assets		$494.2	$(383.7)	$110.5		$463.6	$(314.5)	$149.1

During the year ended December 31, 2015, the gross carrying amount of other intangible assets increased primarily due to $49.7 million of acquired identifiable intangible assets as discussed in Note 2, "Acquisitions and Strategic Investments." The gross carrying amount and accumulated amortization within other intangible assets—net in the consolidated balance sheets at December 31, 2015 and 2014, differs from the value originally recorded at acquisition due to impairment charges recorded and the effects of currency fluctuations between the purchase date and December 31, 2015 and 2014.

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company recorded finite-lived intangible asset impairment charges of $7.2 million, primarily related to customer relationships, during the year ended December 31, 2015, (see Note 3, "Restructuring, Impairment and Transaction-Related Charges" for further discussion on impairment charges). There were no impairment charges recorded on finite-lived intangible assets for the years ended December 31, 2014 and 2013.

Amortization expense for other intangible assets was $79.6 million, $75.9 million and $70.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The following table outlines the estimated future amortization expense related to other intangible assets as of December 31, 2015:

Amortization Expense
2016	$49.4
2017	17.8
2018	17.5
2019	13.3
2020	8.2
2021 and thereafter	4.3
Total	$110.5

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 5. Receivables

Activity impacting the allowances for doubtful accounts for the years ended December 31, 2015, 2014 and 2013, was as follows:

	2015	2014	2013
Balance at beginning of year	$57.8	$58.9	$70.8
Provisions	4.2	5.5	10.4
Write-offs	(12.0)	(9.9)	(15.4)
Divestitures	—	—	(6.4)
Translation and other	0.1	3.3	(0.5)
Balance at end of year	$50.1	$57.8	$58.9

Note 6. Inventories

The components of inventories at December 31, 2015 and 2014, were as follows:

	2015	2014
Raw materials and manufacturing supplies	$154.8	$185.4
Work in process	51.0	53.9
Finished goods	74.3	48.5
Total	$280.1	$287.8

Note 7. Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2015 and 2014, were as follows:

	2015	2014
Land	$135.9	$143.4
Buildings	952.6	959.6
Machinery and equipment	3,603.9	3,600.7
Other(1)	194.1	229.4
Construction in progress	24.2	40.1
Property, plant and equipment—gross	$4,910.7	$4,973.2
Less: accumulated depreciation	(3,234.9)	(3,117.7)
Property, plant and equipment—net	$1,675.8	$1,855.5
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

The Company recorded impairment charges of $69.5 million, $14.4 million and $21.8 million during the years ended December 31, 2015, 2014 and 2013, respectively, to reduce the carrying amounts of certain property, plant and

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

equipment no longer utilized in production to fair value (see Note 3, "Restructuring, Impairment and Transaction-Related Charges" for further discussion on impairment charges).

The Company recognized depreciation expense of $245.7 million, $260.5 million and $270.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Assets Held for Sale

The Company considered certain closed facilities as held for sale classification on the consolidated balance sheets. The net book value of assets held for sale were $6.3 million and $1.8 million as of December 31, 2015 and 2014, respectively. These assets were carried at the lesser of original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale were included in prepaid expenses and other current assets in the consolidated balance sheets.

Note 8. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company had a 50% ownership interest in Chile, a commercial printer based in Santiago, Chile, until the Company sold its ownership interest in Chile on July 31, 2015. The Company's ownership interest in Plural and Chile was accounted for using the equity method of accounting for all periods presented. The Company's equity loss of Plural's and Chile's operations was recorded in equity in loss of unconsolidated entities in the Company's consolidated statements of operations, and was included within the International segment.

The Company reviews its equity method investments regularly for indicators of other than temporary impairment. During the second quarter of 2015, the Company recorded a $16.7 million impairment charge to reduce the book value of the 50% ownership interest in Chile to fair value based on the intent to sell the investment. The impairment is recorded in restructuring, impairment and transaction-related charges on the consolidated statement of operations, and is included within the International segment. The fair value measurement of the investment, which was classified as Level 3 in the fair value hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs), was determined using internal expertise of current marketplace conditions.

On July 31, 2015, the Company sold its 50% ownership interest in Chile for $10.5 million. The Company recorded a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment during the year ended December 31, 2015, which is recorded within restructuring, impairment and transaction-related charges on the consolidated statements of operations.

On January 1, 2013, the Company sold 100% of its ownership interest in two wholly-owned Brazilian entities (Quad/Graphics Nordeste Industria Gráfica LTDA and Quad/Graphics São Paulo Industria Gráfica S.A.) to Plural for a purchase price of $5.5 million. During the year ended December 31, 2013, the Company recorded a $2.8 million gain on the sale within selling, general and administrative expenses in the Company's consolidated statements of operations. As a result of the sale to Plural, the Company no longer controls these entities (the Company now owns 49% of these entities through its ownership interest in Plural), and thus, the assets and liabilities of the entities sold have been deconsolidated in accordance with GAAP. Since the sale to Plural, the Company's ownership interest in the results of operations of these entities are included in equity in loss of unconsolidated entities in the consolidated statements of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The condensed balance sheet for Plural at December 31, 2015, and the combined condensed balance sheets for Plural and Chile at December 31, 2014, were as follows:

	2015	2014
Current assets	$28.9	$77.9
Long-term assets	26.4	71.1
Total assets	$55.3	$149.0

Current liabilities	$33.9	$64.4
Long-term liabilities	4.9	10.9
Total liabilities	$38.8	$75.3

The combined condensed statements of operations for Plural and Chile for the years ended December 31, 2015, 2014 and 2013, are presented below. Results from the Chile equity method investment are included in the following table through the July 31, 2015 sale date:

	2015	2014	2013
Net sales	$110.7	$195.8	$221.2
Operating loss	(10.6)	(3.6)	(0.7)
Net loss	(12.8)	(5.2)	(3.9)

Note 9. Accrued Liabilities

The components of accrued liabilities at December 31, 2015 and 2014, were as follows:

	2015	2014
Employee-related liabilities	$177.3	$191.3
Restructuring liabilities	31.0	16.9
Tax liabilities	29.1	40.1
Interest and rent liabilities	11.0	13.5
Other	99.1	96.3
Total	$347.5	$358.1

Employee-related liabilities consist primarily of payroll, bonus, vacation, health, workers' compensation and pension obligations.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 10. Commitments and Contingencies

Commitments

The Company had firm commitments of $14.9 million to purchase press and finishing equipment.

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

Note 11. World Color Press Insolvency Proceedings

The Company continues to manage the bankruptcy claim settlement process for the Quebecor World Inc. ("QWI") bankruptcy proceedings in the United States and Canada (QWI changed its name to World Color Press upon emerging from bankruptcy on July 21, 2009). To the extent claims are allowed, the holders of such claims are entitled to receive recovery, with the nature of such recovery dependent upon the type and classification of such claims. In this regard, with respect to certain types of claims, the holders thereof are entitled to receive cash and/or unsecured notes, while the holders of certain other types of claims are entitled to receive a combination of Quad/Graphics common stock and cash, in accordance with the terms of the World Color Press acquisition agreement.

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.4 million of such recorded claims have yet to be paid as of December 31, 2015 and 2014, and this obligation is classified as amounts owing in satisfaction of bankruptcy claims in the consolidated balance sheets.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

During the years ended December 31, 2015 and 2014, $0.1 million and $8.0 million, respectively, of the restricted cash was paid to Class 3 Claim creditors. The Company also received refunds of $17.5 million and $18.9 million of restricted cash during the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, a $11.5 million maximum potential payout to the Class 3 Claim creditors remains and is classified as restricted cash in the consolidated balance sheets. Based on the Company's analysis of the outstanding claims, the Company has a liability of $7.1 million at December 31, 2015, classified as unsecured notes to be issued in the consolidated balance sheets. Activity impacting restricted cash and unsecured notes to be issued for the years ended December 31, 2015 and 2014, was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at January 1, 2014	$56.0	$18.0
Class 3 Claim payments	(8.0)	(8.0)
Restricted cash refunded to Quad/Graphics	(18.9)	—
Non-cash adjustments	—	(1.0)
Balance at December 31, 2014	$29.1	$9.0
Class 3 Claim payments	(0.1)	(0.1)
Restricted cash refunded to Quad/Graphics	(17.5)	—
Non-cash adjustments	—	(1.8)
Balance at December 31, 2015	$11.5	$7.1

The components of restricted cash at December 31, 2015 and 2014, were as follows:

	December 31, 2015	December 31, 2014
Defeasance of unsecured notes to be issued	$11.5	$29.1
Other	2.0	2.1
Total restricted cash	$13.5	$31.2

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the United States Bankruptcy Court. Therefore, payments for amounts owing in satisfaction of bankruptcy claims could be higher than the amounts accrued on the consolidated balance sheets, which would require additional cash payments to be made and expense to be recorded for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could exceed current estimates, which would require additional expense to be recorded. The Company has resolved the majority of claims since acquiring World Color Press in 2010, but the ultimate timing for completion of the bankruptcy process depends on the resolution of the remaining claims.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 12. Debt

The components of long-term debt at December 31, 2015 and 2014, were as follows:

	Weighted Average Interest Rate	2015	2014
Master note and security agreement	7.53%	$260.4	$316.6
Term loan A—$450.0 million due April 2019	2.36%	410.6	438.8
Term loan B—$300.0 million due April 2021	4.25%	293.2	295.8
Revolving credit facility—$850.0 million due April 2019	2.37%	70.8	43.9
Senior unsecured notes—$300.0 million due May 2022	7.00%	300.0	300.0
International term loan	—%	—	—
International revolving credit facility—$12.7 million	—%	—	0.2
Equipment term loans	4.18%	13.4	13.3
Other	20.37%	2.2	3.1
Debt issuance costs		(16.1)	(20.0)
Total debt		$1,334.5	$1,391.7
Less: short-term debt and current portion of long-term debt		(94.6)	(92.0)
Long-term debt		$1,239.9	$1,299.7

Description of Debt Obligations

Master Note and Security Agreement

On September 1, 1995, and as last amended on November 24, 2014, Quad/Graphics entered into its Master Note and Security Agreement. As of December 31, 2015, the borrowings outstanding under the Master Note and Security Agreement were $260.4 million. The senior notes under the Master Note and Security Agreement have a weighted-average interest rate of 7.53% at December 31, 2015, which is fixed to maturity, with interest payable semiannually. Principal payments commenced September 1997 and extend through April 2031 in various tranches. The notes are collateralized by certain United States land, buildings and press and finishing equipment under the terms of the Master Note and Security Agreement.

The Company redeemed $108.8 million of its senior notes under the Master Note and Security Agreement for $109.6 million on October 10, 2014, resulting in a $0.8 million loss, plus applicable transaction fees of $0.2 million for a total of $1.0 million included in loss on debt extinguishment in the consolidated statements of operations. The Company used its revolving credit facility to effect the redemption. This redemption was primarily completed to reduce interest expense based on the then current LIBOR rates.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Senior Secured Credit Facility and Senior Unsecured Notes

The Company completed its $1.9 billion debt financing arrangements on April 28, 2014, which included refinancing, extending and expanding its existing revolving credit facility, Term Loan A and Term Loan B with the $1.6 billion Senior Secured Credit Facility and the issuance of $300.0 million aggregate principal amount of its 7.0% Senior Unsecured Notes due May 1, 2022. The Senior Secured Credit Facility and the Senior Unsecured Notes were entered into to extend and stagger the Company's debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals. The proceeds from the Senior Secured Credit Facility and Senior Unsecured Notes were used to: (a) repay the Company's previous revolving credit facility, Term Loan A, Term Loan B and the 2008 international term loan; (b) fund the acquisition of Brown Printing; and (c) for general corporate purposes.

The Senior Secured Credit Facility consists of three different loan facilities. The first facility is a revolving credit facility in the amount of $850.0 million with a term of five years maturing on April 27, 2019. The second facility is a Term Loan A in the aggregate amount of $450.0 million with a term of five years maturing on April 27, 2019, subject to certain required amortization. The third facility is a Term Loan B in the amount of $300.0 million with a term of seven years maturing on April 27, 2021, subject to certain required amortization. At December 31, 2015, the Company had borrowings of $70.8 million on the revolving credit facility, as well as $48.3 million of issued letters of credit, leaving $730.9 million available for future borrowings.

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

The Company entered into an amendment to the Senior Secured Credit Facility on December 18, 2014, which eliminated the "net debt" concept from the calculation of the total leverage ratio and the senior secured leverage ratio and eliminated the consolidated net worth covenant.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

International Debt Obligations

The Company entered into a fixed rate Euro denominated international term loan on December 28, 2015, for purposes of financing certain capital expenditures and general business needs. The $19.6 million term loan was not funded as of December 31, 2015, but must be funded within one year of the date of the agreement. As the term loan funds over the course of 2016, each tranche will bear interest at a fixed rate of 1.7% plus the bank initiated interest rate swap equivalent of Euro Interbank Offered Rate ("EURIBOR") at the time the tranche is funded. The term loan requires monthly payments and has a term of six years maturing on December 28, 2021.

The multicurrency international revolving credit facility is used for financing working capital and general business needs and will expire on October 31, 2016. At December 31, 2015, the Company had no borrowings on the international revolving credit facility, leaving $12.7 million available for future borrowing. The terms of the international revolving credit facility includes certain financial covenants, a guarantee of the international revolving credit facility by the Company and a security agreement that includes collateralizing substantially all of the Quad/Graphics Europe Sp. z.o.o. assets. The facilities bear interest at the aggregate of the Warsaw Interbank Offered Rate ("WIBOR") or EURIBOR and margin.

Equipment Term Loans

The Company refinanced certain equipment leases during 2015 with a $3.7 million equipment term loan secured by the formerly leased equipment. The equipment term loan bears interest at a fixed rate of 2.53%, requires monthly payments and has a term of seven years expiring during 2022. The purchase of this equipment resulted in $3.7 million of non-cash investing and financing activities (see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for the required supplemental cash flow information).

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

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.2 billion and $1.3 billion at December 31, 2015 and 2014, respectively. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 15, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs). As of December 31, 2015, approximately $2.6 billion of the Company's assets were pledged as security under various loans and other agreements.

Debt Issuance Costs and Original Issue Discount

The Company incurred $14.3 million in debt issuance costs in conjunction with the $1.9 billion debt financing arrangement completed on April 28, 2014. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, of the $14.3 million in new debt issuance costs, $11.0 million was capitalized and classified as a reduction of long-term debt in the consolidated balance sheets as discussed in Note 25, "New Accounting Pronouncements," and $3.3 million was expensed and classified as loss on debt extinguishment in the consolidated statements of operations. In addition, original issue discount of $3.0 million related to Term Loan B of the Senior Secured Credit Facility was classified as a reduction of long-term debt in the consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company incurred $1.0 million in debt issuance costs in conjunction with the redemption of $108.8 million of its senior notes under the master note and security agreement on October 10, 2014. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, the $1.0 million was expensed and classified as loss on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2014.

The Company incurred $1.2 million in debt issuance costs in conjunction with the amendment to the master note and security agreement on November 24, 2014. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, of the $1.2 million in new debt issuance costs, $1.0 million was capitalized and classified as a reduction of long term debt in the consolidated balance sheets and $0.2 million was expensed and classified as loss on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2014.

The loss on debt extinguishment recorded in the consolidated statements of operations for the year ended December 31, 2014, was comprised of the following:

Loss on Debt Extinguishment
Debt issuance costs:
Loss on debt extinguishment from July 26, 2011 $1.5 billion debt financing arrangement fees that were previously capitalized	$2.1
Debt issuance costs from April 28, 2014 $1.9 billion debt financing arrangement	3.3
Loss on debt extinguishment from October 10, 2014 partial redemption of senior notes under master note and security agreement	1.0
Loss on debt extinguishment from November 24, 2014 amendment to master note and security agreement	0.2
Original issue discount:
Original issue discount from July 26, 2011 $1.5 billion debt financing arrangement	0.6
Total	$7.2

Activity impacting the Company's capitalized debt issuance costs for the years ended December 31, 2015 and 2014, was as follows:

Capitalized Debt Issuance Costs
Balance at January 1, 2014	$13.9
Capitalized debt issuance costs from April 28, 2014, $1.9 billion debt financing arrangement	11.0
Loss on debt extinguishment from July 26, 2011, $1.5 billion debt financing arrangement fees that were previously capitalized	(2.1)
Capitalized debt issuance costs from November 24, 2014, amendment to master note and security agreement	1.0
Amortization of debt issuance costs	(3.8)
Balance at December 31, 2014	$20.0
Amortization of debt issuance costs	(3.9)
Balance at December 31, 2015	$16.1

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Activity impacting the Company's original issue discount for the years ended December 31, 2015 and 2014, was as follows:

Original Issue Discount
Balance at January 1, 2014	$0.7
Original issue discount from April 28, 2014, $1.9 billion debt financing arrangement	3.0
Loss on debt extinguishment from July 26, 2011, $1.5 billion debt financing arrangement	(0.6)
Amortization of original issue discount	(0.4)
Balance at December 31, 2014	$2.7
Amortization of original issue discount	(0.5)
Balance at December 31, 2015	$2.2

Amortization expense for debt issuance costs was $3.9 million, $3.8 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense for original issue discount was $0.5 million, $0.4 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The debt issuance costs and original issue discount are being amortized on a straight-line basis over the five, seven and eight year lives of the related debt instruments.

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2015:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended December 31, 2015, the Company's total leverage ratio was 2.89 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2015, the Company's senior secured leverage ratio was 2.26 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended December 31, 2015, the Company's minimum interest coverage ratio was 5.66 to 1.00).

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

In addition to covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock, including the following:

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

Estimated Principal Payments

The approximate annual principal amounts due on long-term debt, excluding $16.1 million for future amortization of debt issuance costs and $2.2 million for future amortization of original issue discount, at December 31, 2015, were as follows:

Principle Payments
2016	$95.5
2017	82.5
2018	90.4
2019	392.7
2020	35.9
2021 – 2025	636.0
2026 – 2030	18.8
2031	1.0
Total	$1,352.8

Note 13. Lease Obligations

The Company enters into various master lease agreements for press, finishing and transportation equipment. These leases provide the Company with options to purchase the related equipment at the termination value, as defined, and at various early buyout dates during the term of the lease. These leases are accounted for as capital leases on the consolidated balance sheets.

The components of capital lease assets at December 31, 2015 and 2014, were as follows:

	2015	2014
Leased equipment—gross	$23.6	$37.1
Less: accumulated depreciation	(10.9)	(26.2)
Leased equipment—net	$12.7	$10.9

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The future maturities of capitalized leases at December 31, 2015, were as follows:

Future Maturities of Capitalized Leases
2016	$5.3
2017	4.8
2018	2.6
2019	1.2
2020	0.7
2021 and thereafter	0.7
Total minimum payments	$15.3
Less: amounts representing interest	(0.5)
Present value of minimum payments	$14.8
Less: current portion	(5.1)
Long-term capital lease obligations	$9.7

The Company has various operating lease agreements. Future minimum rental commitments under non-cancelable leases at December 31, 2015, were as follows:

Future Minimum Rental Commitments
2016	$53.2
2017	46.7
2018	39.6
2019	32.2
2020	21.3
2021 and thereafter	44.0
Total	$237.0

Rent expense under these operating lease agreements totaled $44.8 million, $39.6 million and $36.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Note 14. Income Taxes

Income taxes have been based on the following components of earnings (loss) before income taxes and equity in loss of unconsolidated entities for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
United States	$(855.1)	$57.4	$83.0
Foreign	(63.3)	(16.2)	(26.3)
Total	$(918.4)	$41.2	$56.7

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The components of income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013, were as follows:

	2015	2014	2013
Federal:
Current	$5.6	$(11.6)	$24.9
Deferred	(281.4)	21.1	(7.8)
State:
Current	0.5	(0.9)	5.6
Deferred	(13.9)	1.3	(1.4)
Foreign:
Current	3.6	5.9	3.9
Deferred	2.8	4.4	(1.9)
Total income tax expense (benefit)	$(282.8)	$20.2	$23.3

The Company recorded $808.3 million of non-cash goodwill impairment charges during the year ended December 31, 2015, of which $743.0 million is nondeductible for income tax purposes. The total tax benefit of $265.9 million was composed of: (1) a $241.4 million deferred tax benefit associated with the reduction of the deferred tax liability related to the investments in United States subsidiaries due to the lower estimated fair value of the United States Print and Related Services segment and (2) a $24.5 million tax benefit on the $65.3 million of deductible goodwill. The deferred tax liability related to the investments in United States subsidiaries was originally established when the former World Color Press entities emerged from bankruptcy in 2009.

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company's effective tax rate for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	0.2	(4.5)	6.0
State taxes, net of federal benefit	—	(0.2)	4.3
Investment in United States subsidiaries	26.3	—	—
Nondeductible goodwill impairment	(28.3)	—	—
Nondeductible equity method investment impairment	(0.6)	—	—
Adjustment to valuation allowances	(1.0)	26.1	13.7
Impact from foreign branches	(0.3)	0.6	(5.8)
Adjustment of deferred tax liabilities	(0.1)	10.1	(1.8)
Adjustment of uncertain tax positions	(0.1)	(22.9)	1.9
Domestic production activity deduction	—	(1.6)	(6.0)
Nondeductible transaction costs	—	0.6	0.3
Other	(0.3)	5.8	(6.5)
Effective income tax rate	30.8%	49.0%	41.1%

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Deferred Income Taxes

The significant deferred tax assets and liabilities as of December 31, 2015 and 2014, were as follows:

	2015	2014
Deferred tax assets:
Net operating loss and other tax carryforwards	$157.7	$151.6
Pension, postretirement and workers compensation benefits	90.5	98.2
Interest limitation	81.3	115.3
Accrued compensation	42.4	43.0
Accrued liabilities	28.8	24.4
Allowance for doubtful accounts	16.6	18.7
Other	21.8	24.8
Total deferred tax assets	439.1	476.0
Valuation allowance	(164.4)	(156.1)

Net deferred tax assets	$274.7	$319.9

Deferred tax liabilities:
Property, plant and equipment	$(317.1)	$(359.0)
Goodwill and intangible assets	(3.2)	(41.2)
Investment in United States subsidiaries	—	(240.9)
Other	(13.4)	(14.8)
Total deferred tax liabilities	(333.7)	(655.9)

Net deferred tax liabilities	$(59.0)	$(336.0)

At December 31, 2015, the Company had the following gross amounts of tax-related carryforwards:

•Net operating loss carryforwards of $7.4 million, $142.0 million and $675.3 million for federal, foreign and state, respectively. The federal net operating loss carryforwards expire in 2035. Of the foreign net operating loss carryforwards, $48.7 million are available without expiration, while the remainder expire through 2034. The state net operating loss carryforwards expire in varying amounts through 2035.

•Capital loss carryforwards of $155.6 million and $96.1 million for federal and state, respectively. Of the federal capital loss carryforwards, $149.4 million expires in 2017 and $6.2 million expires in 2019; and of the state capital loss carryforwards, $92.5 million expires in 2017 and $3.6 million expires in 2019.

•Various credit carryforwards of $1.7 million and $46.1 million for federal and state, respectively. The state credit carryforwards include $20.3 million that are available without expiration, while the remainder expire through 2035.

At December 31, 2015, the Company has recorded a valuation allowance of $164.4 million on its consolidated balance sheet primarily related to the tax-affected amounts of the above carryforwards. The valuation allowance includes $54.5 million, $49.4 million and $60.5 million of federal, foreign and state deferred tax assets, respectively, that are not expected to be realized.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company considers its foreign earnings to be indefinitely invested. Accordingly, the Company does not provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of foreign subsidiaries at December 31, 2015, are not material.

Uncertain Tax Positions

The following table summarizes the activity of the Company's liability for unrecognized tax benefits at December 31, 2015, 2014 and 2013:

	2015	2014	2013
Balance at beginning of period	$31.1	$44.5	$46.5
Additions for tax positions of the current year	0.7	0.5	0.1
Additions for tax positions of prior years	1.4	2.4	0.7
Reductions for tax positions of prior years	(0.9)	(5.1)	(0.5)
Settlements during the period	(0.8)	(0.3)	(2.1)
Lapses of applicable statutes of limitations	(1.6)	(10.8)	(0.2)
Foreign exchange and other	(0.1)	(0.1)	—
Balance at end of period	$29.8	$31.1	$44.5

As of December 31, 2015, $29.8 million of unrecognized tax benefits would impact the Company's effective tax rate, if recognized. Of that amount, it is reasonably possible that $1.0 million of the total amount of unrecognized tax benefits will decrease within 12 months due to resolution of audits or statute expirations.

The Company classified interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The following table summarizes the Company's interest expense (income) related to tax uncertainties and penalties recognized during the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Interest expense (income)	$—	$0.8	$(1.0)
Penalties recognized	(0.1)	—	(0.2)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Accrued interest and penalties related to income tax uncertainties are reported as components of other current liabilities and other long-term liabilities on the consolidated balance sheets. The following table summarizes the Company's liabilities for accrued interest and penalties related to income tax uncertainties at December 31, 2015 and 2014:

	2015	2014
Accrued interest
Other current liabilities	$—	$0.1
Other long-term liabilities	4.8	4.8
Total accrued interest	$4.8	$4.9

Accrued penalties
Other current liabilities	$—	$—
Other long-term liabilities	0.4	0.5
Total accrued penalties	$0.4	$0.5

The Company has tax years from 2012 through 2015 that remain open and subject to examination by the Internal Revenue Service. Tax years from 2007 through 2015 remain open and subject to examination in the Company's various major state jurisdictions within the United States.

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

Level 3:	Unobservable inputs for the asset or liability. There are no Level 3 recurring measurements of assets or liabilities as of December 31, 2015.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of December 31, 2015 and 2014. See Note 12, "Debt," for further discussion on the fair value of the Company's debt and Note 17, "Employee Retirement Plans," for the details of Level 1 and Level 2 inputs related to Employee Retirement Plans.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2, "Acquisitions and Strategic Investments," for further discussion on acquisitions. See Note 3, "Restructuring, Impairment and Transaction-Related Charges," Note 4, "Goodwill and Other Intangible Assets," Note 7, "Property, Plant and Equipment," and Note 8, "Equity Method

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Investments in Unconsolidated Entities," for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets.

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of December 31, 2015.

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the years ended December 31, 2015 and 2014, as the Company takes delivery in the normal course of business.

Note 16. Other Long-Term Liabilities

The components of other long-term liabilities at December 31, 2015 and 2014, were as follows:

	2015	2014
Single employer pension and postretirement obligations	$136.0	$161.5
Multiemployer pension plans – withdrawal liability	31.0	39.1
Tax-related liabilities	22.2	17.4
Employee-related liabilities	64.6	67.6
Restructuring reserve	6.6	6.1
Other	40.1	47.6
Total	$300.5	$339.3

Note 17. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics Diversified Plan is comprised of participant directed 401(k) contributions, Company match and profit sharing contributions, with total participant assets of $1.9 billion as of December 31, 2015. Company 401(k) matching contributions were $16.6 million, $14.6 million and $13.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Quad/Graphics Employee Stock Ownership Plan holds profit sharing contributions of Company stock, which are made at the discretion of the Company's Board of Directors. There were no profit sharing contributions for the years ended December 31, 2015, 2014 and 2013.

Defined Benefit Plans and Other Postretirement Benefit Plans

The Company assumed various funded and unfunded frozen pension plans for a portion of its full-time employees in the United States as part of the acquisition of World Color Press in 2010. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all qualified plans using actuarial cost methods and assumptions acceptable under government regulations. In addition to pension benefits, the Company provided certain healthcare and life insurance benefits for some retired employees. In 2014, the Company eliminated the postretirement medical benefit coverage for all retirees.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The components of the net periodic pension and postretirement benefit income for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Interest cost	$(26.9)	$(29.3)	$(28.2)	$—	$(0.1)	$(0.1)
Expected return on plan assets	34.9	34.4	30.2	—	—	—
Amortization of prior service credit	—	—	—	—	5.8	5.7
Amortization of actuarial gain (loss)	—	—	(0.3)	—	0.3	—
Net periodic benefit income	8.0	5.1	1.7	—	6.0	5.6
Curtailment/settlement gain	—	—	2.1	—	—	—
Termination gain	—	—	—	—	4.9	—
Total income	$8.0	$5.1	$3.8	$—	$10.9	$5.6

The underfunded pension obligations are calculated using generally accepted actuarial methods and are measured annually as of December 31. The following table provides a reconciliation of the projected benefit obligation, fair value of plan assets and the funded status of the pension plans as of December 31, 2015 and 2014:

	Pension Benefits
	2015	2014
Changes in benefit obligation
Projected benefit obligation, beginning of year	$(711.3)	$(635.2)
Interest cost	(26.9)	(29.3)
Actuarial gain (loss)	39.3	(104.1)
Benefits paid	53.0	57.3
Projected benefit obligation, end of year	$(645.9)	$(711.3)

Changes in plan assets
Fair value of plan assets, beginning of year	$548.6	$525.2
Actual return on plan assets	(0.5)	44.4
Employer contributions	13.0	36.3
Benefits paid	(53.0)	(57.3)
Fair value of plan assets, end of year	$508.1	$548.6

Funded status	$(137.8)	$(162.7)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Amounts recognized on the consolidated balance sheets as of December 31, 2015 and 2014, were as follows:

	Pension Benefits
	2015	2014
Current liabilities	$(1.8)	$(1.2)
Noncurrent liabilities	(136.0)	(161.5)
Total amount recognized	$(137.8)	$(162.7)

The following table provides a reconciliation of the Company's accumulated other comprehensive income (loss) prior to any deferred tax effects at December 31, 2015 and 2014:

	Pension Benefits	Postretirement Benefits
	Actuarial Gain / (Loss), net	Actuarial Gain / (Loss), net	Prior Service Credit/(Cost)	Total
Balance at January 1, 2014	$50.6	$(11.6)	$22.6	$11.0
Amount arising during the period	(95.2)	—	—	—
Amortization included in net earnings (loss)	—	(0.3)	(5.8)	(6.1)
Impact of plan termination included in net earnings (loss)	—	11.9	(16.8)	(4.9)
Balance at December 31, 2014	$(44.6)	$—	$—	$—
Amount arising during the period	3.7	—	—	—
Balance at December 31, 2015	$(40.9)	$—	$—	$—

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

Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan assets are recognized as a component of net periodic benefit costs over the average remaining service period of a plan's active employees. Unrecognized prior service costs or credits are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan's active employees. No amortization of amounts in accumulated other comprehensive income (loss) is expected to be recognized as components of net periodic pension income in 2016.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The weighted-average assumptions, separately for the pension and postretirement benefit plans, used to determine net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate (beginning of year rate)	3.90%	4.80%	3.90%	N/A	3.60%	2.80%
Expected long-term return on plan assets	6.50%	6.50%	6.50%	N/A	N/A	N/A

The weighted-average assumptions used to determine pension benefit obligations at December 31, 2015 and 2014, were as follows:

	Pension Benefits
	2015	2014
Discount rate (end of year rate)	4.14%	3.90%

The Company determines its assumed discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. For 2015, the Company measured interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2016, the Company will change the approach used to measure interest costs for pension benefits. For 2016, the Company elected to measure interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. The new method would also impact the calculation of service costs, but this is not applicable to the Company's pension plans due to their frozen status. The Company believes the new approach provides a more precise measurement of interest costs by aligning the timing of the plans' liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of the plan obligations. The Company is reflecting this as a change in accounting estimate, and accordingly, is accounting for it on a prospective basis.

Estimated Company Contributions and Benefit Payments

In 2016, the Company expects to make cash contributions of $0.4 million to its qualified defined benefit pension plans and make estimated benefit payments of $1.9 million to its non-qualified defined benefit pension plans. The actual pension contributions may differ based on the funding calculations, and the Company may choose to make additional discretionary contributions. The estimated benefit payments may differ based on actual experience.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Estimated Future Benefit Payments by the Plans to or on behalf of Plan Participants

An estimate of the Plans' future benefit payments to be made from funded qualified plans and unfunded non-qualified plans to plan participants at December 31, 2015, were as follows:

Pension Benefits
2016	$47.7
2017	46.4
2018	45.9
2019	45.1
2020	44.7
2021 – 2025	210.5
Thereafter	205.6
Total	$645.9

Plan Assets and Investment Strategy

The Company follows a disciplined investment strategy, which provides diversification of investments by asset class, foreign currency, sector and company. The Pension Committee has an approved investment policy for the pension plan that establishes long-term asset mix targets based on several factors including the following: the funded status, historical returns achieved by worldwide investment markets, the time horizon of the pension plan's obligations, and the investment risk. An allocation range by asset class is developed whereby a mix of equity securities and debt securities are used to provide an appropriate risk-adjusted long-term return on plan assets. Third-party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies and investment returns and risks are monitored on an ongoing basis. Derivatives are used at certain times to hedge foreign currency exposure. Gains or losses on the derivatives are offset by a corresponding change in the value of the hedged assets. Derivatives are strictly used for hedging purposes and not speculative purposes.

The current target allocations for plan assets on a weighted-average basis are 55% equity securities and 45% debt securities, including cash and cash equivalents. The actual asset allocation as of December 31, 2015, was approximately 54% equity securities and 46% debt securities. The actual asset allocation as of December 31, 2014, was approximately 66% equity securities and 34% debt securities. Equity investments are diversified by country, issuer and industry sector. Debt securities primarily consist of government bonds and corporate bonds from diversified industries.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The fair values of the Company's pension plan assets at December 31, 2015 and 2014, by asset category were as follows:

	December 31, 2015				December 31, 2014
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.7	$3.7	$—	$—	$1.5	$1.5	$—	$—
Debt securities	228.4	—	228.4	—	187.6	—	187.6	—
Equity securities	276.0	22.9	253.1	—	359.5	105.4	254.1	—
Total	$508.1	$26.6	$481.5	$—	$548.6	$106.9	$441.7	$—

There are no Level 3 assets or liabilities as of December 31, 2015 and 2014.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2015:

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

Multiemployer Pension Plans

The Company has previously participated in a number of MEPPs under terms of collective bargaining agreements that cover a number of its employees. The risks of participating in these MEPPs are different from single employer plans in the following aspects:

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

The Company has withdrawn from all significant MEPPs and replaced these union sponsored "promise to pay in the future" defined benefit plans with a Company sponsored "pay as you go" defined contribution plan. The two MEPPs, the GCIU and GCC, are significantly underfunded, and will require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a $98.6 million estimated withdrawal liability based on information provided by each plan's trustee, as part of the purchase price allocation for World Color Press. The Company is making required interim payments to the MEPPs for the Company's withdrawal liability from the GCIU and the GCC plans.

The GCIU Plan is a defined benefit plan that provides retirement benefits, total and permanent disability benefits, and pre-retirement death benefits for the participating union employees of the Company. The funded status of the GCIU Plan is classified as critical based on the GCIU Plan's 2015 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65% and is projected to have an accumulated funding deficit over the next four plan years. As a result, the GCIU Plan implemented a rehabilitation plan to improve the plan's funded status.

The GCC Plan is a defined benefit plan that provides retirement benefits, disability benefits, and early retirement benefits for the participating union employees of the Company. The funded status of the GCC Plan is classified as critical and declining based on the GCC Plan's 2015 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65% and is projected to be insolvent within the next fifteen years. As a result, the GCC Plan implemented a rehabilitation plan to improve the plan's funded status.

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The Company is in the process of determining the final withdrawal payments with both MEPPs' administrators, and is currently in litigation with the MEPPs' trustees to determine the amount and duration of payments. There are arbitration proceedings in process with the GCIU, and also both the Company and GCIU have filed lawsuits in Federal court. Arbitration proceedings with the GCC have been completed, both sides have appealed the arbitrator's ruling, and litigation has commenced. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. The Company made monthly payments totaling $11.4 million, $13.9 million and $14.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

liabilities submitted by the GCIU and GCC plan administrators. The Company has reserved $47.6 million as its estimate of the total MEPPs withdrawal liability as of December 31, 2015, of which $31.0 million is recorded in other long-term liabilities, $11.1 million is recorded in accrued liabilities and $5.5 million is recorded in unsecured notes to be issued in the consolidated balance sheets. This estimate may increase or decrease depending on the final conclusion of the litigation with the MEPPs' trustees.

Note 18. Earnings (Loss) Per Share Attributable to Quad/Graphics Common Shareholders

Basic earnings (loss) per share attributable to Quad/Graphics common shareholders is computed as net earnings (loss) attributable to Quad/Graphics common shareholders less the allocation of participating securities, divided by the basic weighted average common shares outstanding of 47.9 million, 47.5 million and 47.0 million shares for the years ended December 31, 2015, 2014 and 2013, respectively. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award; (2) the amount of unearned stock-based compensation costs attributed to future services; and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss attributable to Quad/Graphics common shareholders incurred during the year ended December 31, 2015, the assumed exercise of all equity incentive instruments was anti-dilutive, and therefore, not included in the diluted loss per share attributable to Quad/Graphics common shareholders calculation for that period. Anti-dilutive equity incentive instruments of 1.8 million and 1.6 million of class A common shares were excluded from the computations of diluted net earnings per share for the years ended December 31, 2014, and 2013, respectively.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are required to be treated as participating securities and included in the computation of earnings (loss) per share pursuant to the two-class method. The Company had no participating securities during 2015, as the stock options granted on November 18, 2011, became fully vested on November 18, 2014. The Company's participating securities reduced basic and diluted earnings per share attributable to Quad/Graphics common shareholders by $0.01 and $0.02 for the years ended December 31, 2014 and 2013, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock for the years ended December 31, 2015, 2014 and 2013, are summarized as follows:

	2015	2014	2013
Numerator:
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(641.9)	$18.6	$32.5
Adjustments to net earnings (loss) attributable to Quad/Graphics common shareholders
Allocation to participating securities	—	(0.3)	(1.1)
Net earnings (loss) attributable to Quad/Graphics common shareholders - adjusted	$(641.9)	$18.3	$31.4

Denominator:
Basic weighted average number of common shares outstanding for all classes of common shares	47.9	47.5	47.0
Plus: effect of dilutive equity incentive instruments	—	1.0	1.0
Diluted weighted average number of common shares outstanding for all classes of common shares	47.9	48.5	48.0

Earnings (loss) per share attributable to Quad/Graphics common shareholders:
Basic	$(13.40)	$0.39	$0.67
Diluted	$(13.40)	$0.38	$0.65

Cash dividends paid per common share for all classes of common shares	$1.20	$1.20	$1.20

Note 19. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees and (2) to increase shareholder value. The Omnibus plan provides for an aggregate 7,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of December 31, 2015, there were 1,565,996 shares available for issuance under the Omnibus Plan.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $7.2 million, $17.3 million and $18.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was recorded in selling, general and administrative expenses in the consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of December 31, 2015, is estimated to be $15.4 million. Estimated future compensation expense is $9.6 million for 2016, $5.1 million for 2017 and $0.7 million for 2018.

Net tax benefit on equity award activity, shown as tax benefit on equity award activity in the financing section of the consolidated statements of cash flows, was $2.8 million, $0.8 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

There were no stock options granted during the years ended December 31, 2015, 2014 and 2013. Compensation expense recognized related to stock options was $0.2 million, $7.2 million and $10.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. There is no future compensation expense for stock options granted as of December 31, 2015.

The following table is a summary of the stock option activity for the year ended December 31, 2015:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2014	3,477,980	$21.05	4.7	$15.6
Granted	—	—
Exercised	(155,912)	14.03
Canceled/forfeited/expired	(31,732)	23.14
Outstanding at December 31, 2015	3,290,336	$21.37	3.6	$—

Exercisable at December 31, 2015	3,174,420	$21.63	3.5	$—

The intrinsic value of options exercisable as of December 31, 2015, and the intrinsic value of options outstanding at December 31, 2015 and 2014, is based on the fair value of the stock price. All outstanding options were either vested or expected to vest at December 31, 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option exercises and vesting activity for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Total intrinsic value of stock options exercised	$1.3	$1.5	$6.3
Cash received from stock option exercises	2.2	2.7	7.2
Total grant date fair value of stock options vested	1.8	3.4	3.7

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

The following table is a summary of PS and PSU award activity for the year ended December 31, 2015:

	Performance Shares			Performance Share Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2014	343,568	$20.39	1.2	16,208	$20.50	1.2
Granted	—	—		—	—
Vested	—	—		—	—
Canceled/forfeited	(343,568)	20.39		(16,208)	20.50
Nonvested at December 31, 2015	—	$—	0.0	—	$—	0.0

There were no PS or PSU awards granted during the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, PS awards of 389,930 shares and PSU awards of 16,208 units were granted at a weighted-average grant date fair value of $20.39 and $20.50, respectively. On the grant dates, the target number of shares was granted. The Company did not achieve the established performance targets for the performance period ended December 31, 2015; therefore the PS and PSU awards were canceled.

Compensation expense for awards granted was recognized based on a best estimate of the anticipated payout, net of estimated forfeitures. Compensation expense (income) recognized related to PS and PSUs was income of $(4.5) million, expense of $2.2 million and expense of $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. There is no expected future compensation expense for PS and PSUs granted as of December 31, 2015.

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

The following table is a summary of RS and RSU award activity for the year ended December 31, 2015:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2014	1,311,544	$20.80	1.5	63,046	$20.21	1.2
Granted	603,377	22.87		113,792	17.78
Vested	(269,677)	14.56		(12,608)	14.34
Forfeited	(95,620)	22.93		(66,484)	22.52
Nonvested at December 31, 2015	1,549,624	$22.56	1.3	97,746	$16.58	1.7

During the year ended December 31, 2015, RS awards of 603,377 shares and RSU awards of 113,792 units were granted at a weighted-average grant date fair value of $22.87 and $17.78, respectively. During the year ended December 31, 2014, RS awards of 706,490 shares and RSU awards of 17,767 units were granted at a weighted-average grant date fair value of $23.44 and $23.45, respectively. During the year ended December 31, 2013, RS awards of 408,146 shares and RSU awards of 32,671 units were granted at a weighted-average grant date fair value of $20.39 and $20.72, respectively. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense recognized for RS and RSUs was $10.7 million, $7.3 million, and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total future compensation expense for all RS and RSUs granted as of December 31, 2015, is approximately $15.4 million. Estimated future compensation expense is $9.6 million for 2016, $5.1 million for 2017 and $0.7 million for 2018.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the year ended December 31, 2015:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	110,804	$20.40
Granted	34,139	23.11
Dividend equivalents granted	11,864	14.06
Settled	—	—
Forfeited	—	—
Outstanding at December 31, 2015	156,807	$20.51

During the years ended December 31, 2015, 2014 and 2013, DSU awards of 34,139, 26,316 and 33,115 units were granted at a weighted-average grant date fair value of $23.11, $23.45 and $20.39, respectively. Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Dividend equivalents were granted during the years ended December 31, 2015, 2014 and 2013, of 11,864, 5,392 and 3,529 units, respectively.

Compensation expense recognized for DSUs was $0.8 million, $0.6 million, and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 20. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
December 31, 2015		35.4	4.6	40.0
December 31, 2014		34.7	5.3	40.0
December 31, 2013		33.8	6.2	40.0

Class B stock ($0.025 par value)	80.0
December 31, 2015		14.2	0.8	15.0
December 31, 2014		14.2	0.8	15.0
December 31, 2013		14.2	0.8	15.0

Class C stock ($0.025 par value)	20.0
December 31, 2015		—	0.5	0.5
December 31, 2014		—	0.5	0.5
December 31, 2013		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at December 31, 2015, 2014 and 2013. The Company has no present plans to issue any preferred stock.

On September 6, 2011, the Company's board of directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A stock of which $91.8 million in authorized repurchases remain under the program as of December 31, 2015. The Company repurchased no shares during the years ended December 31, 2015, 2014 and 2013.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The following table details the dividend activity related to the then outstanding shares of common stock for the years ended December 31, 2015, 2014 and 2013:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2015
Q4 Dividend	November 3, 2015	December 7, 2015	December 18, 2015	$0.30
Q3 Dividend	August 4, 2015	September 7, 2015	September 18, 2015	0.30
Q2 Dividend	May 5, 2015	June 8, 2015	June 19, 2015	0.30
Q1 Dividend	February 23, 2015	March 9, 2015	March 20, 2015	0.30
2014
Q4 Dividend	November 5, 2014	December 8, 2014	December 19, 2014	$0.30
Q3 Dividend	August 5, 2014	September 8, 2014	September 19, 2014	0.30
Q2 Dividend	May 19, 2014	June 9, 2014	June 20, 2014	0.30
Q1 Dividend	February 26, 2014	March 12, 2014	March 21, 2014	0.30
2013
Q4 Dividend	November 5, 2013	December 9, 2013	December 20, 2013	$0.30
Q3 Dividend	August 6, 2013	September 9, 2013	September 20, 2013	0.30
Q2 Dividend	May 20, 2013	June 10, 2013	June 21, 2013	0.30
Q1 Dividend	March 4, 2013	March 18, 2013	March 29, 2013	0.30

Note 21. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2015 and 2014, were as follows:

	Foreign Currency Translation	Pension and Other Postretirement Benefit Liability	Total
Balance at January 1, 2014	$(43.3)	$37.7	$(5.6)
Other comprehensive loss before reclassifications	(45.4)	(58.7)	(104.1)
Amounts reclassified from accumulated other comprehensive loss to net earnings (loss)	—	(6.9)	(6.9)
Net other comprehensive loss	(45.4)	(65.6)	(111.0)
Balance at December 31, 2014	$(88.7)	$(27.9)	$(116.6)
Other comprehensive income (loss) before reclassifications	(45.9)	2.3	(43.6)
Amounts reclassified from accumulated other comprehensive income (loss) to net earnings (loss)	7.7	—	7.7
Net other comprehensive income (loss)	(38.2)	2.3	(35.9)
Balance at December 31, 2015	$(126.9)	$(25.6)	$(152.5)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The details about the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the years ended December 31, 2015, 2014 and 2013, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31,			Consolidated Statements of Operations Presentation
	2015	2014	2013
Revaluation gain on sale of businesses (see Note 8)	$—	$—	$(2.4)	Selling, general and administrative expenses
Revaluation loss on sale of equity method investment (see Note 8)	7.7	—	—	Restructuring, impairment and transaction-related charges

Amortization of prior service credits on postretirement benefit plans	—	(5.8)	(5.7)	Selling, general and administrative expenses
Impact of income taxes	—	2.2	2.2	Income tax expense (benefit)
Amortization of prior service credits on postretirement benefit plans, net of tax	—	(3.6)	(3.5)	Net of tax

Amortization of net actuarial loss on pension and postretirement benefit plans	—	(0.3)	0.3	Cost of sales
Impact of income taxes	—	0.1	(0.1)	Income tax expense (benefit)
Amortization of net actuarial loss on pension and postretirement benefit plans, net of tax	—	(0.2)	0.2	Net of tax

Plan curtailments/settlements on pension and postretirement benefit plans	—	—	(2.1)	Restructuring, impairment and transaction-related charges
Impact of income taxes	—	—	0.8	Income tax expense (benefit)
Plan curtailment/settlements on pension and postretirement benefit plans, net of tax	—	—	(1.3)	Net of tax

Postretirement benefit plan termination	—	(4.9)	—	Restructuring, impairment and transaction-related charges
Impact of income taxes	—	1.8	—	Income tax expense (benefit)
Postretirement benefit plan termination, net of tax	—	(3.1)	—	Net of tax

Total reclassifications for the period	7.7	(11.0)	(9.9)
Impact of income taxes	—	4.1	2.9
Total reclassifications for the period, net of tax	$7.7	$(6.9)	$(7.0)

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

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with complementary service offerings, including marketing strategy, media planning and placement, data insights, segmentation and response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the manufacture of ink.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as strategic investments in printing operations in Brazil and India. This segment provides printed products and complementary service offerings consistent with the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represent less than 2.0% of total consolidated assets as of December 31, 2015, and less than 2.0% of total consolidated net sales for the year ended December 31, 2015.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance. In addition, in 2014 and 2015 certain expenses and income from frozen employee retirement plans, such as pension and postretirement benefit plans, are included in Corporate and not allocated to the operating segment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the years ended December 31, 2015, 2014 and 2013:

						Restructuring, Impairment and Transaction-Related Charges
	Net Sales		Operating Income(Loss)	Depreciation and Amortization	Capital Expenditures		Goodwill Impairment
	Products	Services
Year ended December 31, 2015
United States Print and Related Services	$3,651.8	$628.5	$(706.1)	$297.5	$121.5	$101.4	$778.3
International	378.5	18.9	(63.4)	26.1	11.5	38.8	30.0
Total operating segments	4,030.3	647.4	(769.5)	323.6	133.0	140.2	808.3
Corporate	—	—	(60.5)	1.7	—	24.7	—
Total	$4,030.3	$647.4	$(830.0)	$325.3	$133.0	$164.9	$808.3

Year ended December 31, 2014
United States Print and Related Services	$3,760.6	$645.2	$197.9	$305.3	$118.4	$52.1	$—
International	436.9	19.7	(11.2)	29.2	20.8	9.2	—
Total operating segments	4,197.5	664.9	186.7	334.5	139.2	61.3	—
Corporate	—	—	(45.4)	1.9	—	6.0	—
Total	$4,197.5	$664.9	$141.3	$336.4	$139.2	$67.3	$—

Year ended December 31, 2013
United States Print and Related Services	$3,746.2	$593.5	$230.7	$310.2	$136.3	$52.3	$—
International	440.4	15.8	(7.7)	28.6	13.2	9.6	—
Total operating segments	4,186.6	609.3	223.0	338.8	149.5	61.9	—
Corporate	—	—	(80.8)	1.7	—	33.4	—
Total	$4,186.6	$609.3	$142.2	$340.5	$149.5	$95.3	$—

Restructuring, impairment and transaction-related charges for the years ended December 31, 2015, 2014 and 2013, are further described in Note 3, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income (loss) results by segment above. Goodwill impairment for the year ended December 31, 2015, is further described in Note 4, "Goodwill and Other Intangible Assets," and is included in the operating income (loss) results by segment above.

A reconciliation of operating income (loss) to earnings (loss) before income taxes and equity in loss of unconsolidated entities as reported in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, was as follows:

	2015	2014	2013
Operating income (loss)	$(830.0)	$141.3	$142.2
Less: interest expense	88.4	92.9	85.5
Less: loss on debt extinguishment	—	7.2	—
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$(918.4)	$41.2	$56.7

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Total assets by segment at December 31, 2015, and 2014, were as follows:

	December 31, 2015	December 31, 2014
United States Print and Related Services	$2,498.1	$3,492.4
International	327.2	445.2
Total operating segments	2,825.3	3,937.6
Corporate	22.2	71.2
Total	$2,847.5	$4,008.8

Note 23. Geographic Area and Product Information

The table below presents the Company's net sales and long-lived assets for the years ended December 31, 2015, 2014 and 2013, by geographic region. The amounts in this table differ from the segment data presented in Note 22, "Segment Information," because each operating segment includes operations in multiple geographic regions, based on the Company's management reporting structure.

	United States	Europe	Latin America	Other	Combined
2015
Net sales
Products	$3,617.5	$167.8	$219.1	$25.9	$4,030.3
Services	628.5	18.9	—	—	647.4
Property, plant and equipment—net	1,512.2	86.1	73.1	4.4	1,675.8
Other intangible assets—net	93.0	16.6	0.9	—	110.5
Other long-term assets	54.4	0.3	10.6	0.2	65.5

2014
Net sales
Products	$3,742.0	$176.6	$269.1	$9.8	$4,197.5
Services	645.2	19.7	—	—	664.9
Property, plant and equipment—net	1,660.6	95.2	99.5	0.2	1,855.5
Other intangible assets—net	141.6	2.2	5.3	—	149.1
Other long-term assets	52.2	0.2	0.4	—	52.8

2013
Net sales
Products	$3,725.3	$158.4	$292.8	$10.1	$4,186.6
Services	593.5	15.8	—	—	609.3
Property, plant and equipment—net	1,699.2	113.1	113.0	0.2	1,925.5
Other intangible assets—net	209.3	3.3	9.2	—	221.8
Other long-term assets	47.6	0.4	0.5	—	48.5

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The table below presents the Company's consolidated net sales by products and services for the years ended December 31, 2015, 2014 and 2013.

Products and Services	2015	2014	2013
Catalog, publications, retail inserts, books and directories	$3,320.0	$3,536.0	$3,587.1
Direct mail and other printed products	650.4	598.0	531.6
Other	59.9	63.5	67.9
Total products	$4,030.3	$4,197.5	$4,186.6

Logistics services	$453.7	$483.7	$465.6
Imaging and other services	193.7	181.2	143.7
Total services	647.4	664.9	609.3
Total net sales	$4,677.7	$4,862.4	$4,795.9

Note 24. Separate Financial Information of Subsidiary Guarantors of Indebtedness

On April 28, 2014, Quad/Graphics completed an offering of the Senior Unsecured Notes (see Note 12, "Debt," for further details on the Senior Unsecured Notes). Each of the Company's Guarantor Subsidiaries fully and unconditionally guarantee or, in the case of future subsidiaries, will guarantee, on a joint and several basis, the Senior Unsecured Notes. All of the current Guarantor Subsidiaries are 100% owned by the Company. Guarantor Subsidiaries will be automatically released from these guarantees upon the occurrence of certain events, including the following:

•	the designation of any of the Guarantor Subsidiaries as an unrestricted subsidiary;

•	the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Unsecured Notes by any of the Guarantor Subsidiaries; or

•	the sale or disposition, including the sale of substantially all the assets, of any of the Guarantor Subsidiaries.

The following condensed consolidating financial information reflects the summarized financial information of Quad/Graphics, the Company's Guarantor Subsidiaries on a combined basis and the Company's non-guarantor subsidiaries on a combined basis. During the year ended December 31, 2015, a non-guarantor subsidiary of the Company became a Guarantor subsidiary. Accordingly, the supplemental financial information for all periods presented below has been recast to reflect subsidiaries per the Senior Unsecured Notes agreement that were Guarantor Subsidiaries as of December 31, 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,918.0	$2,755.0	$437.8	$(433.1)	$4,677.7

Cost of sales	1,459.5	2,378.6	355.9	(433.1)	3,760.9
Selling, general and administrative expenses	258.7	148.4	41.2	—	448.3
Depreciation and amortization	179.3	114.8	31.2	—	325.3
Restructuring, impairment and transaction-related charges	56.6	70.1	38.2	—	164.9
Goodwill impairment	—	754.7	53.6	—	808.3
Total operating expenses	1,954.1	3,466.6	520.1	(433.1)	5,507.7
Operating income (loss)	$(36.1)	$(711.6)	$(82.3)	$—	$(830.0)
Interest expense (income)	85.7	(2.3)	5.0	—	88.4
Earnings (loss) before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	(121.8)	(709.3)	(87.3)	—	(918.4)
Income tax expense (benefit)	(39.6)	(249.1)	5.9	—	(282.8)
Earnings (loss) before equity in earnings (loss) of consolidated and unconsolidated entities	(82.2)	(460.2)	(93.2)	—	(635.6)
Equity in earnings (loss) of consolidated entities	(559.7)	(24.7)	—	584.4	—
Equity in earnings (loss) of unconsolidated entities	—	—	(6.3)	—	(6.3)
Net earnings (loss)	$(641.9)	$(484.9)	$(99.5)	$584.4	$(641.9)
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to Quad/Graphics common shareholders	$(641.9)	$(484.9)	$(99.5)	$584.4	$(641.9)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(641.9)	$(484.9)	$(99.5)	$584.4	$(641.9)
Other comprehensive income (loss), net of tax	(35.9)	(1.8)	(33.6)	35.4	(35.9)
Total comprehensive income (loss)	(677.8)	(486.7)	(133.1)	619.8	(677.8)
Less: comprehensive (income) loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(677.8)	$(486.7)	$(133.1)	$619.8	$(677.8)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,952.8	$2,886.7	$456.6	$(433.7)	$4,862.4

Cost of sales	1,505.3	2,426.2	394.1	(433.7)	3,891.9
Selling, general and administrative expenses	191.2	207.8	26.5	—	425.5
Depreciation and amortization	129.1	178.1	29.2	—	336.4
Restructuring, impairment and transaction-related charges	9.5	47.6	10.2	—	67.3
Total operating expenses	1,835.1	2,859.7	460.0	(433.7)	4,721.1
Operating income (loss)	$117.7	$27.0	$(3.4)	$—	$141.3
Interest expense (income)	85.8	(0.8)	7.9	—	92.9
Loss on debt extinguishment	7.2	—	—	—	7.2
Earnings (loss) before income taxes and equity in earnings (loss) of consolidated and unconsolidated entities	24.7	27.8	(11.3)	—	41.2
Income tax expense (benefit)	20.6	(9.8)	9.4	—	20.2
Earnings (loss) before equity in earnings (loss) of consolidated and unconsolidated entities	4.1	37.6	(20.7)	—	21.0
Equity in earnings (loss) of consolidated entities	14.5	(2.4)	—	(12.1)	—
Equity in earnings (loss) of unconsolidated entities	—	—	(2.7)	—	(2.7)
Net earnings (loss)	$18.6	$35.2	$(23.4)	$(12.1)	$18.3
Net (earnings) loss attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings (loss) attributable to Quad/Graphics common shareholders	$18.6	$35.2	$(23.1)	$(12.1)	$18.6

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$18.6	$35.2	$(23.4)	$(12.1)	$18.3
Other comprehensive income (loss), net of tax	(111.0)	(91.5)	(47.5)	139.0	(111.0)
Total comprehensive income (loss)	(92.4)	(56.3)	(70.9)	126.9	(92.7)
Less: comprehensive (income) loss attributable to noncontrolling interest	—	—	0.3	—	0.3
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$(92.4)	$(56.3)	$(70.6)	$126.9	$(92.4)

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$2.3	$2.8	$5.7	$—	$10.8
Receivables, less allowances for doubtful accounts	507.5	53.3	87.9	—	648.7
Intercompany receivables	—	1,007.7	—	(1,007.7)	—
Inventories	95.8	138.5	45.8	—	280.1
Other current assets	24.7	20.0	7.0	—	51.7
Total current assets	630.3	1,222.3	146.4	(1,007.7)	991.3

Property, plant and equipment—net	849.6	652.8	173.4	—	1,675.8
Investment in consolidated entities	1,676.6	57.8	—	(1,734.4)	—
Goodwill and intangible assets—net	46.9	27.1	36.5	—	110.5
Intercompany loan receivable	125.8	—	—	(125.8)	—
Other long-term assets	27.8	8.5	33.6	—	69.9

Total assets	$3,357.0	$1,968.5	$389.9	$(2,867.9)	$2,847.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$203.7	$85.4	$69.7	$—	$358.8
Intercompany accounts payable	997.4	—	10.3	(1,007.7)	—
Current portion of long-term debt and capital lease obligations	95.6	3.5	0.6	—	99.7
Other current liabilities	223.4	94.3	31.2	—	348.9
Total current liabilities	1,520.1	183.2	111.8	(1,007.7)	807.4

Long-term debt and capital lease obligations	1,242.5	5.3	1.8	—	1,249.6
Intercompany loan payable	—	38.8	87.0	(125.8)	—
Other long-term liabilities	170.5	175.9	20.2	—	366.6
Total liabilities	2,933.1	403.2	220.8	(1,133.5)	2,423.6

Total shareholders' equity	423.9	1,565.3	169.1	(1,734.4)	423.9

Total liabilities and shareholders' equity	$3,357.0	$1,968.5	$389.9	$(2,867.9)	$2,847.5

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$1.9	$5.6	$2.1	$—	$9.6
Receivables, less allowances for doubtful accounts	577.5	65.6	123.1	—	766.2
Intercompany receivables	—	847.9	—	(847.9)	—
Inventories	111.9	133.4	42.5	—	287.8
Other current assets	26.1	35.2	9.0	—	70.3
Total current assets	717.4	1,087.7	176.7	(847.9)	1,133.9

Property, plant and equipment—net	959.5	701.9	194.1	—	1,855.5
Investment in consolidated entities	1,939.9	40.3	—	(1,980.2)	—
Goodwill and intangible assets—net	0.6	892.2	31.8	—	924.6
Intercompany loan receivable	418.5	—	—	(418.5)	—
Other long-term assets	28.1	6.1	60.6	—	94.8

Total assets	$4,064.0	$2,728.2	$463.2	$(3,246.6)	$4,008.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$251.1	$82.8	$73.0	$—	$406.9
Intercompany accounts payable	830.2	—	17.7	(847.9)	—
Current portion of long-term debt and capital lease obligations	90.7	3.7	1.8	—	96.2
Other current liabilities	205.1	116.5	37.9	—	359.5
Total current liabilities	1,377.1	203.0	130.4	(847.9)	862.6

Long-term debt and capital lease obligations	1,298.4	9.4	1.6	—	1,309.4
Intercompany loan payable	—	335.9	82.6	(418.5)	—
Other long-term liabilities	236.0	442.1	6.2	—	684.3
Total liabilities	2,911.5	990.4	220.8	(1,266.4)	2,856.3

Total shareholders' equity	1,152.5	1,737.8	242.4	(1,980.2)	1,152.5

Total liabilities and shareholders' equity	$4,064.0	$2,728.2	$463.2	$(3,246.6)	$4,008.8

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$229.9	$90.7	$27.5	$—	$348.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(54.7)	(63.9)	(14.4)	—	(133.0)
Acquisition related investing activities—net of cash acquired	(0.6)	(63.4)	(79.4)	—	(143.4)
Intercompany investing activities	(123.1)	(159.6)	(0.5)	283.2	—
Other investing activities	13.9	34.0	11.8	—	59.7
Net cash from investing activities	(164.5)	(252.9)	(82.5)	283.2	(216.7)

FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(92.5)	(3.4)	—	—	(95.9)
Borrowings on revolving credit facilities	1,413.7	—	48.8	—	1,462.5
Payments on revolving credit facilities	(1,386.8)	—	(48.7)	—	(1,435.5)
Payment of dividends	(62.3)	—	—	—	(62.3)
Intercompany financing activities	59.5	162.8	60.9	(283.2)	—
Other financing activities	3.4	(0.1)	—	—	3.3
Net cash from financing activities	(65.0)	159.3	61.0	(283.2)	(127.9)

Effect of exchange rates on cash and cash equivalents	—	0.1	(2.4)	—	(2.3)
Net increase (decrease) in cash and cash equivalents	0.4	(2.8)	3.6	—	1.2
Cash and cash equivalents at beginning of year	1.9	5.6	2.1	—	9.6
Cash and cash equivalents at end of year	$2.3	$2.8	$5.7	$—	$10.8

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$100.8	$194.0	$(1.6)	$—	$293.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(48.7)	(68.2)	(22.3)	—	(139.2)
Acquisition related investing activities—net of cash acquired	(7.0)	(105.5)	—	—	(112.5)
Intercompany investing activities	(189.0)	(157.6)	(0.1)	346.7	—
Other investing activities	(0.4)	26.9	1.0	—	27.5
Net cash from investing activities	(245.1)	(304.4)	(21.4)	346.7	(224.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,047.0	—	—	—	1,047.0
Payments of long-term debt and capital lease obligations	(802.1)	(7.6)	(58.1)	—	(867.8)
Borrowings on revolving credit facilities	1,285.2	—	124.7	—	1,409.9
Payments on revolving credit facilities	(1,451.1)	—	(126.5)	—	(1,577.6)
Payment of dividends	(61.2)	—	—	—	(61.2)
Intercompany financing activities	137.6	128.2	80.9	(346.7)	—
Other financing activities	(14.0)	(8.0)	—	—	(22.0)
Net cash from financing activities	141.4	112.6	21.0	(346.7)	(71.7)

Effect of exchange rates on cash and cash equivalents	—	(0.1)	(0.7)	—	(0.8)
Net increase (decrease) in cash and cash equivalents	(2.9)	2.1	(2.7)	—	(3.5)
Cash and cash equivalents at beginning of year	4.8	3.5	4.8	—	13.1
Cash and cash equivalents at end of year	$1.9	$5.6	$2.1	$—	$9.6

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 25. New Accounting Pronouncements

In November 2015, the FASB issued new guidance that simplifies the balance sheet presentation of deferred taxes. Under this guidance all deferred tax assets and liabilities, and any related allowances, should be classified as non-current. The classification change for all deferred taxes as non-current simplifies an entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each tax jurisdiction and allocate valuation allowances. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company retrospectively adopted this guidance effective December 31, 2015, and accordingly, the consolidated balance sheets conform with the new standard for all periods presented. The impact to the consolidated balance sheets was a reduction of current deferred income tax assets and non-current deferred income tax liabilities of $48.4 million as of December 31, 2014.

In September 2015, the FASB issued new guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which amounts are determined. This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance effective September 30, 2015, and the adoption of this guidance did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued new guidance related to simplifying the measurement of inventory. Under this guidance, inventory that is accounted for using first-in, first-out or average cost method shall be measured at the lower of cost or net realizable value, as opposed to the lower of cost or market measurement under current guidance. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. This new guidance is required to be retrospectively applied to all prior periods. The Company adopted this guidance effective December 31, 2015, and the adoption of this guidance did not have a material impact on the consolidated financial statements.

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

In April 2015, the FASB issued new guidance that simplifies the financial statement presentation of debt issuance costs. Under this guidance, debt issuance costs shall be recorded in the balance sheet as a direct deduction from the face amount of the related debt liability, as opposed to recording debt issuance costs on the balance sheet as an asset (i.e., as a deferred charge) under current guidance, and amortization of debt issuance costs shall be recorded as interest expense on the statement of operations. This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. This new guidance is required to be retrospectively applied to all prior periods. The Company adopted this guidance effective June 30, 2015, and accordingly, the consolidated balance sheets conform with the new standard for all periods presented. The impact to the consolidated balance sheets was a reduction of other long-term assets and long-term debt by $20.0 million as of December 31, 2014. There was no impact to the consolidated statement of operations as the Company recorded amortization of debt issuance costs as interest expense.

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

In May 2014, the FASB issued new guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. In July 2015, the FASB decided to defer for one year the effective date of the new revenue standard. The guidance under this deferral action makes the standard effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and determining which transition method to use.

Note 26. Subsequent Events

Declaration of Quarterly Dividend

On February 19, 2016, the Company declared a quarterly dividend of $0.30 per share, which will be paid on March 18, 2016, to shareholders of record as of March 7, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management, including the Company's Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management has concluded that, as of December 31, 2015, the Company's internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A, "Controls and Procedures," is contained in Item 8, "Financial Statements and Supplementary Data," of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Item 9B.	Other Information

On November 2, 2015, the Company filed a Voluntary Self-Disclosure with the U.S. Treasury Department's Office of Foreign Control ("OFAC") regarding a distribution agreement ("Agreement") between Marin's, a foreign‑incorporated French subsidiary, and a third-party distributor located in the United Arab Emirates. Marin's entered into the Agreement prior to its acquisition by the Company in February 2015 and granted the Emirati a distribution territory that included Iran. Marin's actions were legal under French law at the time and the Company had no knowledge of this action. The Company discovered the Agreement during post-merger due diligence, investigated Marin's Iran-related activities, and subsequently verified that Marin's did not engage in any Iran-related transactions following the February 2015 acquisition. The Company also amended the Agreement to exclude Iran from the Emirati distributor's territory. OFAC subsequently reviewed the Company's Voluntary Self-Disclosure and closed the matter with a cautionary letter and without any civil or criminal liability for the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Miscellaneous—Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, Item 1, "Business," of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption "Corporate Governance—Board Committees—Audit Committee" in the Proxy Statement and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2015. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 19, "Equity Incentive Programs," to the consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	5,094,513	$21.37	1,565,996
Equity compensation plans not approved by security holders	—	—	—
Total	5,094,513	$21.37	1,565,996
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February 2016.

QUAD/GRAPHICS, INC.

By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Joel Quadracci	Chairman, President and Chief Executive Officer	February 23, 2016
J. Joel Quadracci	(Principal Executive Officer)

/s/ David J. Honan	Executive Vice President and Chief Financial Officer	February 23, 2016
David J. Honan	(Principal Financial Officer)

/s/ Anthony C. Staniak	Vice President, Corporate Controller and Chief Accounting Officer	February 23, 2016
Anthony C. Staniak	(Principal Accounting Officer)

/s/ William J. Abraham, Jr.	Director	February 23, 2016
William J. Abraham, Jr.

/s/ Mark A. Angelson	Director	February 23, 2016
Mark A. Angelson

/s/ Douglas P. Buth	Director	February 23, 2016
Douglas P. Buth

/s/ Kathryn Quadracci Flores	Director	February 23, 2016
Kathryn Quadracci Flores

/s/ Christopher B. Harned	Director	February 23, 2016
Christopher B. Harned

/s/ Thomas O. Ryder	Director	February 23, 2016
Thomas O. Ryder

/s/ John S. Shiely	Director	February 23, 2016
John S. Shiely

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)	Amended and Restated Articles of Incorporation of Quad/Graphics, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(3.2)
Amended Bylaws of Quad/Graphics, Inc., as amended through March 9, 2015 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8‑K dated March 9, 2015 and filed on March 9, 2015).

(4.1)
Note Agreement, dated September 1, 1995, among Quad/Graphics, Inc., certain subsidiaries of Quad/Graphics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(4.2)
First Amendment and Consent, dated June 1, 1996, to the Note Agreement, dated September 1, 1995, among Quad/Graphics, Inc., certain subsidiaries of Quad/Graphics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(4.3)
Second Amendment, dated as of March 24, 1998, to the Note Agreement, dated September 1, 1995, among Quad/Graphics, Inc., certain subsidiaries of Quad/Graphics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(4.4)
Third Amendment, dated as of January 26, 2006, to the Note Agreement, dated September 1, 1995, among Quad/Graphics, Inc., certain subsidiaries of Quad/Graphics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(4.5)
Fourth Amendment, dated as of November 24, 2014, to the Note Agreement, dated September 1, 1995, among Quad/Graphics, Inc., certain subsidiaries of Quad/Graphics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8‑K dated November 24, 2014 and filed on November 26, 2014).

(4.6)
Second Amended and Restated Credit Agreement, dated as of April 28, 2014, by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and U.S. Bank National Association, as Co-Syndication Agents, PNC Bank, National Association and SunTrust Bank, as Co-Documentation Agents, and BMO Harris Bank N.A., Fifth Third Bank, TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8‑K dated April 28, 2014 and filed on May 2, 2014).

(4.7)
Amendment No. 1, dated as of December 18, 2014, to Second Amended and Restated Credit Agreement, dated as of April 28, 2014, by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and U.S. Bank National Association, as Co-Syndication Agents, PNC Bank, National Association and SunTrust Bank, as Co-Documentation Agents, and BMO Harris Bank N.A., Fifth Third Bank, TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8‑K dated December 18, 2014 and filed on December 23, 2014).

Exhibit Number	Exhibit Description
(4.8)
Indenture, dated as of April 28, 2014, among Quad/Graphics, Inc., the subsidiary guarantors of Quad/Graphics, Inc. set forth therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8‑K dated April 28, 2014 and filed on May 2, 2014).

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

(9)
Amended and Restated Voting Trust Agreement, dated as of June 25, 2010, by Betty E. Quadracci, J. Joel Quadracci, Elizabeth M. Quadracci-Harned and David A. Blais, as trustees as of the date of the agreement's execution (incorporated by reference to Exhibit 9.1 to the Company's Current Report on Form 8‑K dated July 2, 2010 and filed on July 9, 2010).

(10.1)++	Quad/Graphics, Inc. 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.2)++	Form of Stock Option Agreement under the 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.3)++
Form of Director Stock Option Agreement under the 1999 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.4)++	Quad/Graphics, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.5)++	Form of 2005 Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.6)++	Form of 2008 Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.7)++	Dividend/Discount Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.8)++
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and James Joel Quadracci, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.9)++
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and John C. Fowler (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.10)++
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and David A. Blais (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

Exhibit Number	Exhibit Description
(10.11)++
Employment Agreement, effective as of January 1, 2004, by and between Quad/Graphics, Inc. and Thomas J. Frankowski (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.12)++
Form of Executive Salary Continuation Plan for James Joel Quadracci, John C. Fowler, David A. Blais and Thomas J. Frankowski (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.13)++	Executive Supplemental Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

(10.14)++	Quad/Graphics, Inc. 2010 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013).

(10.15)++
Form of Stock Option Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K dated December 16, 2010 and filed on December 17, 2010).

(10.16)++
Form of Stock Option and Dividend Equivalent Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012 and filed on May 10, 2012).

(10.17)++
Prior Form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8‑K dated December 16, 2010 and filed on December 17, 2010).

(10.18)++
Prior Form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012 and filed on May 10, 2012).

(10.19)++
Form of Deferred Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8‑K dated December 16, 2010 and filed on December 17, 2010).

(10.20)++
Prior Form of Performance Share Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K dated December 13, 2012 and filed on December 19, 2012).

(10.21)++
Prior Form of Performance Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8‑K dated December 13, 2012 and filed on December 19, 2012).

(10.22)++
Quad/Graphics, Inc. Synergy Rewards Program and Bonus Pool Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010 and filed on November 15, 2010).

Exhibit Number	Exhibit Description
(10.23)++
Current Form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014 and filed on May 7, 2014).

(10.24)++
Current Form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014 and filed on May 7, 2014).

(10.25)++
Current Form of Performance Share Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014 and filed on August 7, 2014).

(10.26)++
Current Form of Performance Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014 and filed on August 7, 2014).

(10.27)++
Current Form of Restricted Stock Unit Award Agreement, with full retirement vesting, under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 and filed on August 5, 2015).

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

(99)
Proxy Statement for the 2016 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2015; except to the extent specifically incorporated by reference, the Proxy Statement for the 2016 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K.]

(101)
Financial statements from the Annual Report on Form 10-K of Quad/Graphics, Inc. for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

______________________________

++	A management contract or compensatory plan or arrangement.