Form 10-Q
period 2016-03-31
Quad/Graphics, Inc.
filed 2016-05-04
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of April 28, 2016

Class A Common Stock	35,627,294

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Net sales
Products	$897.3	$930.3
Services	145.2	157.7
Total net sales	1,042.5	1,088.0

Cost of sales
Products	704.0	760.2
Services	99.5	115.2
Total cost of sales	803.5	875.4

Operating expenses
Selling, general and administrative expenses	119.0	109.7
Depreciation and amortization	78.1	81.3
Restructuring, impairment and transaction-related charges	28.9	10.1
Goodwill impairment	—	23.3
Total operating expenses	1,029.5	1,099.8

Operating income (loss)	$13.0	$(11.8)

Interest expense	20.7	22.5
Gain on debt extinguishment	(14.1)	—
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	6.4	(34.3)

Income tax expense (benefit)	1.7	(1.0)
Earnings (loss) before equity in loss of unconsolidated entities	4.7	(33.3)

Equity in loss of unconsolidated entities	0.9	1.9
Net earnings (loss)	$3.8	$(35.2)

Earnings (loss) per share
Basic and diluted	$0.08	$(0.74)

Dividends declared per share	$0.30	$0.30

Weighted average number of common shares outstanding
Basic	47.6	47.7
Diluted	48.5	47.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Net earnings (loss)	$3.8	$(35.2)

Other comprehensive income (loss)
Translation adjustments	8.4	(24.9)
Other comprehensive income (loss), before tax	8.4	(24.9)

Income tax benefit related to items of other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	8.4	(24.9)

Comprehensive income (loss)	$12.2	$(60.1)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$10.3	$10.8
Receivables, less allowances for doubtful accounts of $52.0 million at March 31, 2016 and $50.1 million at December 31, 2015	546.8	648.7
Inventories	278.8	280.1
Prepaid expenses and other current assets	44.6	38.2
Restricted cash	13.6	13.5
Total current assets	894.1	991.3

Property, plant and equipment—net	1,621.8	1,675.8
Other intangible assets—net	91.3	110.5
Equity method investments in unconsolidated entities	3.9	4.4
Other long-term assets	65.1	65.5
Total assets	$2,676.2	$2,847.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$318.2	$358.8
Amounts owing in satisfaction of bankruptcy claims	1.3	1.4
Accrued liabilities	310.7	347.5
Short-term debt and current portion of long-term debt	92.1	94.6
Current portion of capital lease obligations	5.1	5.1
Total current liabilities	727.4	807.4

Long-term debt	1,168.0	1,239.9
Unsecured notes to be issued	7.1	7.1
Capital lease obligations	8.7	9.7
Deferred income taxes	57.5	59.0
Other long-term liabilities	292.7	300.5
Total liabilities	2,261.4	2,423.6

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	916.5	956.7
Treasury stock, at cost	(159.0)	(193.6)
Accumulated deficit	(200.0)	(188.1)
Accumulated other comprehensive loss	(144.1)	(152.5)
Total shareholders' equity	414.8	423.9
Total liabilities and shareholders' equity	$2,676.2	$2,847.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net earnings (loss)	$3.8	$(35.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	78.1	81.3
Impairment charges	16.7	6.3
Goodwill impairment	—	23.3
Amortization of debt issuance costs and original issue discount	1.1	1.2
Gain on debt extinguishment	(14.1)	—
Stock-based compensation	5.2	2.7
Gain on sale or disposal of property, plant and equipment	(1.4)	—
Deferred income taxes	(2.7)	(4.7)
Equity in loss of unconsolidated entities	0.9	1.9
Changes in operating assets and liabilities—net of acquisitions	25.0	(12.6)
Net cash provided by operating activities	112.6	64.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26.2)	(42.3)
Cost investment in unconsolidated entities	—	(1.2)
Proceeds from the sale of property, plant and equipment	2.5	0.1
Acquisition of businesses—net of cash acquired	—	(19.5)
Net cash used in investing activities	(23.7)	(62.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	18.4	—
Payments of long-term debt	(115.4)	(9.7)
Payments of capital lease obligations	(1.3)	(1.2)
Borrowings on revolving credit facilities	293.6	388.3
Payments on revolving credit facilities	(258.5)	(348.6)
Payments of debt financing fees	(0.1)	—
Purchases of treasury stock	(8.8)	—
Sale of stock for options exercised	—	1.3
Shares withheld from employees for the tax obligation on equity grants	(1.4)	(1.6)
Tax benefit (expense) on equity award activity	(0.6)	1.2
Payment of cash dividends	(15.4)	(15.8)
Net cash provided by (used in) financing activities	(89.5)	13.9

Effect of exchange rates on cash and cash equivalents	0.1	(0.3)
Net increase (decrease) in cash and cash equivalents	(0.5)	14.9
Cash and cash equivalents at beginning of period	10.8	9.6
Cash and cash equivalents at end of period	$10.3	$24.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations. The results of operations and accounts of businesses acquired are included in the condensed consolidated financial statements from the dates of acquisition (see Note 2, "Acquisitions and Strategic Investments"). During the three months ended March 31, 2016, the Company modified its presentation of byproduct recoveries to include byproduct recoveries as a reduction of cost of sales–products in the condensed consolidated statements of operations. Previously, byproduct recoveries were reported in net sales–products. Classification of byproduct recoveries as a reduction of cost of sales aligns the proceeds from byproduct recoveries with the corresponding manufacturing costs. The condensed consolidated statements of operations and corresponding notes to the financial statements for the three months ended March 31, 2015, have been reclassified to reflect this change in presentation. This reclassification had no impact on operating income (loss) or net earnings (loss) in the condensed consolidated statements of operations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2015, and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC on February 23, 2016.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2016 and 2015. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Acquisitions and Strategic Investments

2015 Specialty Finishing, Inc. Acquisition

The Company completed the acquisition of Specialty Finishing, Inc. ("Specialty") on August 25, 2015, for $61.8 million. Specialty is a full-service paperboard folding carton manufacturer and logistics provider located in Omaha, Nebraska. The purchase price of $61.8 million included $0.1 million of acquired cash for a net purchase price of $61.7 million. Included in the preliminary purchase price allocation are $9.6 million of identifiable intangible assets, which are amortized over their estimated useful lives ranging from three to six years, and $3.5 million of goodwill. The preliminary purchase price allocation is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Specialty's operations are included in the United States Print and Related Services segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

2015 Copac Global Packaging, Inc. Acquisition

The Company completed the acquisition of Copac Global Packaging, Inc. ("Copac") on April 14, 2015, for $59.4 million. Copac is a leading international provider of innovative packaging and supply chain solutions, including turnkey packaging design, production and fulfillment services across a range of end markets. Copac manufactures products such as folding cartons, labels, inserts, tags and specialty envelopes, and has production facilities in Spartanburg, South Carolina and Santo Domingo, Dominican Republic, as well as strategically sourcing packaging product manufacturing over multiple end markets in Central America and Asia, giving it a global footprint. The purchase price of $59.4 million included $0.9 million of acquired cash for a net purchase price of $58.5 million. Included in the purchase price allocation are $22.2 million of identifiable intangible assets, which are amortized over their estimated useful lives of six years, and $23.5 million of goodwill. The final allocation of the purchase price was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Copac's operations are included in the United States Print and Related Services segment.

2015 Marin's International Acquisition

The Company completed the acquisition of Marin's International, S.A. ("Marin's") on February 3, 2015, for $31.1 million. Marin's, headquartered in Paris, France, is a worldwide leader in the point-of-sale display industry and specializes in the research and design of display solutions. Marin's products are produced by a global network of licensees, including Quad/Graphics, as well as one wide-format digital print, kitting and fulfillment facility in Paris. Marin's uses its own European–based sales force and the global licensees to sell its patented product portfolio. The purchase price of $31.1 million included $10.1 million of acquired cash for a net purchase price of $21.0 million. Included in the purchase price allocation are $17.9 million of identifiable intangible assets, which are amortized over their estimated useful lives ranging from three to eight years, and $6.8 million of goodwill. The final allocation of the purchase price was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Marin's operations are included in the International segment.

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2016 and 2015, as follows:

	Three Months Ended March 31,
	2016	2015
Employee termination charges	$4.9	$5.1
Impairment charges	16.7	6.3
Transaction-related charges (income)	0.6	(9.2)
Integration costs	0.1	1.8
Other restructuring charges	6.6	6.1
Total	$28.9	$10.1

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 19, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

Since 2010, the Company has implemented restructuring programs to eliminate excess manufacturing capacity and properly align its cost structure. The Company has announced a total of 33 plant closures and has reduced headcount by approximately 10,900 employees since 2010.

The Company announced the closures of the Atglen, Pennsylvania and Lenexa, Kansas plants during the three months ended March 31, 2016. The Company recorded the following charges as a result of plant closures and other restructuring programs:

•
Employee termination charges of $4.9 million and $5.1 million were recorded during the three months ended March 31, 2016 and 2015, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•	Integration costs of $0.1 million and $1.8 million were recorded during the three months ended March 31, 2016 and 2015, respectively, related to costs for the integration of the acquired companies.

•
Other restructuring charges of $6.6 million were recorded during the three months ended March 31, 2016, which consisted of the following: (1) $4.0 million of vacant facility carrying costs; (2) $2.5 million of equipment and infrastructure removal costs from closed plants; and (3) $0.1 million of lease exit charges. Other restructuring charges of $6.1 million were recorded during the three months ended March 31, 2015, which consisted of the following: (1) $2.2 million of vacant facility carrying costs; (2) $0.4 million of equipment and infrastructure removal costs from closed plants; and (3) $3.5 million of lease exit charges primarily related to the closure of the Atlanta, Georgia facility.

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $16.7 million during the three months ended March 31, 2016, which consisted of the following: (1) $12.1 million of land and building impairment charges related to the Atglen, Pennsylvania plant closure; and (2) $4.6 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities.

The Company recognized impairment charges of $6.3 million during the three months ended March 31, 2015, which consisted of the following: (1) $4.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; and (2) $2.2 million of impairment charges for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina subsidiaries, World Color Argentina, S.A. and Anselmo L. Morvillo S.A. (the "Argentina Subsidiaries").

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
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

The non-cash goodwill impairment charges included in the line item entitled goodwill impairment on the Company's condensed consolidated statements of operations are discussed in Note 4, "Goodwill and Other Intangible Assets."

Transaction-Related Charges (Income)

The Company incurs transaction-related charges (income) primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $0.6 million during the three months ended March 31, 2016. The Company recognized transaction-related charges (income) of $(9.2) million during the three months ended March 31, 2015, which included a $10.0 million non-recurring gain as a result of Courier Corporation's ("Courier") termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $0.8 million of professional service fees primarily for the terminated acquisition of Courier and for the acquisitions of Marin's and Copac. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the three months ended March 31, 2016, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2015	$24.4	$—	$0.1	$1.4	$13.0	$38.9
Expense	4.9	16.7	0.6	0.1	6.6	28.9
Cash payments	(14.1)	—	(0.6)	(0.3)	(8.3)	(23.3)
Non-cash adjustments	(0.2)	(16.7)	—	(0.1)	(0.6)	(17.6)
Balance at March 31, 2016	$15.0	$—	$0.1	$1.1	$10.7	$26.9

The Company's restructuring, impairment and transaction-related reserves at March 31, 2016, included a short-term and a long-term component. The short-term portion included $20.2 million in accrued liabilities and $0.6 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $6.1 million is included in other long-term liabilities (see Note 13, "Other Long-Term Liabilities") in the condensed consolidated balance sheets.

Note 4. Goodwill and Other Intangible Assets

Goodwill

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

On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volume and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. As a result, the Company conducted an interim goodwill impairment assessment of the Latin America reporting unit, which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
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

The Company recorded a $23.3 million non-cash goodwill impairment charge for the Latin America reporting unit within the International segment during the three months ended March 31, 2015. The goodwill impairment charge resulted from a reduction in estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows due to volume and pricing pressures as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014.

All remaining goodwill was impaired in the third and fourth quarters of 2015, and the accumulated goodwill impairment losses and the carrying value of goodwill at March 31, 2016, and December 31, 2015, were as follows:

	United States Print and Related Services	International	Total
Goodwill	$778.3	$30.0	$808.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)
Balance at March 31, 2016 and December 31, 2015	$—	$—	$—

Other Intangible Assets

The components of other intangible assets at March 31, 2016, and December 31, 2015, were as follows:

		March 31, 2016			December 31, 2015
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	7	$23.0	$(6.4)	$16.6	$22.1	$(5.5)	$16.6
Capitalized software	5	6.6	(6.3)	0.3	6.5	(6.2)	0.3
Acquired technology	5	6.4	(6.3)	0.1	6.2	(5.9)	0.3
Customer relationships	6	460.2	(385.9)	74.3	459.4	(366.1)	93.3
Total		$496.2	$(404.9)	$91.3	$494.2	$(383.7)	$110.5

The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at March 31, 2016, and December 31, 2015, differs from the value originally recorded at acquisition due to impairment charges recorded and the effects of currency fluctuations between the purchase date and March 31, 2016, and December 31, 2015.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on other intangible assets for the three months ended March 31, 2016. The Company recorded other intangible asset impairment charges of $0.1 million for the three months ended March 31, 2015, (see Note 3, "Restructuring, Impairment and Transaction-Related Charges", for further discussion on impairment charges).

Amortization expense for other intangible assets was $20.1 million and $19.1 million for the three months ended March 31, 2016 and 2015, respectively. The estimated future amortization expense related to other intangible assets as of March 31, 2016, was as follows:

Amortization Expense
Remainder of 2016	$29.7
2017	18.4
2018	17.8
2019	13.1
2020	7.8
2021 and thereafter	4.5
Total	$91.3

Note 5. Inventories

The components of inventories at March 31, 2016, and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Raw materials and manufacturing supplies	$154.6	$154.8
Work in process	47.6	51.0
Finished goods	76.6	74.3
Total	$278.8	$280.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 6. Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2016, and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Land	$128.9	$135.9
Buildings	942.7	952.6
Machinery and equipment	3,616.3	3,603.9
Other(1)	194.9	194.1
Construction in progress	29.9	24.2
Property, plant and equipment—gross	$4,912.7	$4,910.7
Less: accumulated depreciation	(3,290.9)	(3,234.9)
Property, plant and equipment—net	$1,621.8	$1,675.8
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

The Company recorded impairment charges of $16.7 million and $6.2 million for the three months ended March 31, 2016 and 2015, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 3, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges).

The Company recognized depreciation expense of $58.0 million and $62.2 million for the three months ended March 31, 2016 and 2015, respectively.

Assets Held for Sale

The Company considered certain closed facilities as held for sale classification on the condensed consolidated balance sheets. The net book value of assets held for sale were $9.2 million and $6.3 million as of March 31, 2016, and December 31, 2015, respectively. These assets were carried at the lesser of original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
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

The combined condensed statements of operations of unconsolidated entities for the three months ended March 31, 2016 and 2015, are presented below. Results from the Chile equity method investment are included in the following table through the July 31, 2015 sale date.

	Three Months Ended March 31,
	2016	2015
Net sales	$14.0	$38.2
Operating loss	1.0	3.3
Net loss	1.8	3.9

Note 8. Commitments and Contingencies

Litigation

The Company is named as a defendant in various lawsuits in which claims are asserted against the Company in the normal course of business. The liabilities, if any, which may ultimately result from such lawsuits are not expected by management to have a material impact on the condensed consolidated financial statements of the Company.

In April 2016, the Company self-reported to the SEC and the Department of Justice ("DOJ") certain Foreign Corrupt Practices Act ("FCPA") issues related to its Peru operations. These issues appear to be isolated to the Company's Peru operations, which had approximate annual sales ranging from $55 million to $85 million during the five year period 2011 through 2015. The self-reported issues were identified by the Company's financial internal controls. The Company, under the oversight of its Audit Committee and Board of Directors, proactively initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. In connection with this investigation, the Company has made and continues to evaluate certain enhancements to its compliance program. The Company is fully cooperating with the SEC and the DOJ. At this time, the Company does not anticipate any material adverse effect on its business or financial condition as a result of this matter.

Environmental Reserves

The Company is subject to various laws, regulations and government policies relating to health and safety, to the generation, storage, transportation, and disposal of hazardous substances, and to environmental protection in general. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such reserves are adjusted as new information develops or as circumstances change. The environmental reserves are not discounted. The Company believes it is in compliance with such laws, regulations and government policies in all material respects. Furthermore, the Company does not anticipate that maintaining compliance with such environmental statutes will have a material impact on the Company's condensed consolidated financial position.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 9. World Color Press Inc. Insolvency Proceedings

The Company continues to manage the bankruptcy claim settlement process for the Quebecor World Inc. ("QWI") bankruptcy proceedings in the United States and Canada (QWI changed its name to World Color Press Inc. ("World Color Press") upon emerging from bankruptcy on July 21, 2009). To the extent claims are allowed, the holders of such claims are entitled to receive recovery, with the nature of such recovery dependent upon the type and classification of such claims. In this regard, with respect to certain types of claims, the holders thereof are entitled to receive cash and/or unsecured notes, while the holders of certain other types of claims are entitled to receive a combination of Quad/Graphics common stock and cash, in accordance with the terms of the World Color Press acquisition agreement.

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.3 million and $1.4 million of such recorded claims have yet to be paid as of March 31, 2016, and December 31, 2015, respectively. This obligation is classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

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

During the three months ended March 31, 2016, no restricted cash was paid to Class 3 Claim creditors and no refunds of restricted cash were received. At March 31, 2016, a $11.5 million maximum potential payout to the Class 3 Claim creditors remained and is classified as restricted cash in the condensed consolidated balance sheet. Based on the Company's analysis of the outstanding claims, the Company had a liability of $7.1 million at March 31, 2016, classified as unsecured notes to be issued in the condensed consolidated balance sheets. There was no activity impacting restricted cash and unsecured notes to be issued for the three months ended March 31, 2016.

The components of restricted cash at March 31, 2016, and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Defeasance of unsecured notes to be issued	$11.5	$11.5
Other	2.1	2.0
Total	$13.6	$13.5

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims or the amount of Class 3 Claims that will ultimately be allowed by the United States Bankruptcy Court. Therefore, payments for amounts owing in satisfaction of bankruptcy claims could be higher than the amounts accrued on the condensed consolidated balance sheets, which would require additional cash payments to be made and expense to be recorded for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could exceed current estimates, which would require additional expense to be recorded. The Company has resolved the majority of claims since acquiring World Color Press in 2010, but the ultimate timing for completion of the bankruptcy process depends on the resolution of the remaining claims.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 10. Debt

The components of long-term debt as of March 31, 2016, and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Master note and security agreement	$196.5	$260.4
Term loan A—$450.0 million due April 2019	402.2	410.6
Term loan B—$300.0 million due April 2021	292.6	293.2
Revolving credit facility—$850.0 million due April 2019	106.1	70.8
Senior unsecured notes—$300.0 million due May 2022	243.5	300.0
International term loan—$20.5 million due December 2021	19.0	—
International revolving credit facility—$13.4 million	—	—
Equipment term loans	12.4	13.4
Other	1.9	2.2
Debt issuance costs	(14.1)	(16.1)
Total debt	$1,260.1	$1,334.5
Less: short-term debt and current portion of long-term debt	(92.1)	(94.6)
Long-term debt	$1,168.0	$1,239.9

Gain on Debt Extinguishment

The gain on debt extinguishment recorded during the three months ended March 31, 2016, was as follows:

	Master Note and Security Agreement	Senior Unsecured Notes	Total
Principal amount repurchased	$60.1	$56.5	$116.6

Repurchase price	61.2	42.5	103.7
Less: accrued interest paid	(1.2)	(1.1)	(2.3)
Net repurchase price	60.0	41.4	101.4

Debt financing fees expensed	(0.1)	—	(0.1)
Debt issuance costs expensed	(0.2)	(0.8)	(1.0)
Gain (loss) on debt extinguishment	$(0.2)	$14.3	$14.1

Master Note and Security Agreement Tender

The Company redeemed $60.1 million of its senior notes under the Master Note and Security Agreement for $61.2 million on March 25, 2016 resulting in a net loss on debt extinguishment of $0.2 million. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current London Interbank Offered Rate ("LIBOR") rates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Senior Unsecured Note Repurchases

The Company repurchased $56.5 million of its $300.0 million aggregate principal amount of unsecured 7.0% senior notes due May 1, 2022, (the "Senior Unsecured Notes") in the open market resulting in a net gain on debt extinguishment of $14.3 million during the three months ended March 31, 2016. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were primarily completed to efficiently reduce debt balances and interest expense based on current LIBOR rates.

International Debt Obligations

The Company entered into a fixed rate Euro denominated international term loan on December 28, 2015, for purposes of financing certain capital expenditures and general business needs. The term loan has a term of six years maturing on December 28, 2021. The $20.5 million term loan was partially funded during the three months ended March 31, 2016, through a $19.0 million tranche with a five year life maturing on December 31, 2020, bearing interest at a fixed rate of 1.72%.

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.2 billion at March 31, 2016, and December 31, 2015. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2016:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2016, the Company's total leverage ratio was 2.63 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2016, the Company's senior secured leverage ratio was 2.14 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended March 31, 2016, the Company's minimum interest coverage ratio was 5.98 to 1.00).

The indenture underlying the Senior Unsecured Notes contains various covenants, including, but not limited to, covenants that, subject to certain exceptions, limit the Company's and its restricted subsidiaries' ability to incur and/or guarantee additional debt; pay dividends, repurchase stock or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate, transfer or dispose of substantially all of the Company's consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
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

The Company's liability for unrecognized tax benefits as of March 31, 2016, was $30.3 million. There was a $0.5 million increase in the liability since December 31, 2015. The Company anticipates a decrease to its liability for unrecognized tax benefits of $1.3 million within the next twelve months due to resolution of income tax audits or statute expirations.

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

Level 3:	Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of March 31, 2016.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of March 31, 2016, and December 31, 2015. See Note 10, "Debt," for further discussion on the fair value of the Company's debt.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2, "Acquisitions and Strategic Investments," for further discussion on acquisitions. See Note 3, "Restructuring, Impairment and Transaction-Related Charges," and Note 4, "Goodwill and Other Intangible Assets," for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets.

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of March 31, 2016.

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the three months ended March 31, 2016 and 2015, as the Company takes delivery in the normal course of business.

Note 13. Other Long-Term Liabilities

The components of other long-term liabilities as of March 31, 2016, and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Single employer pension obligations	$132.7	$136.0
Multiemployer pension plans—withdrawal liability	28.3	31.0
Tax-related liabilities	22.9	22.2
Employee-related liabilities	64.0	64.6
Restructuring reserve	6.1	6.6
Other	38.7	40.1
Total	$292.7	$300.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 14. Employee Retirement Plans

Pension Plans

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

The components of net pension income for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
Interest cost	$(5.1)	$(6.7)
Expected return on plan assets	7.9	8.7
Net pension income	$2.8	$2.0

For 2015, the Company measured interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in the first quarter of 2016, the Company changed the approach used to measure interest costs for pension benefits and elected to measure interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. The new method would also impact the calculation of service costs, but this is not applicable to the Company's pension plans due to their frozen status. The Company made this change to provide a more precise measurement of interest costs by aligning the timing of the plans' liability cash flows to the corresponding spot rates on the yield curve. This change did not affect the measurement of the plan obligations. The Company has reflected this as a change in accounting estimate, and accordingly, has accounted for it on a prospective basis.

The Company made the following contributions and benefit payments to its defined benefit pension plans during the three months ended March 31, 2016:

Three Months Ended
March 31, 2016
Contributions on qualified pension plans	$0.3
Benefit payments on non-qualified pension plans	0.3
Total	$0.6

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

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Company is in the process of determining the final withdrawal payments with both MEPPs' administrators, and is currently in litigation with the MEPPs' trustees to determine the amount and duration of payments. There are arbitration proceedings in process with the GCIU, and also both the Company and GCIU have filed lawsuits in Federal court. Arbitration proceedings with the GCC have been completed, both sides have appealed the arbitrator's ruling, and litigation has commenced. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. The Company made monthly payments totaling $3.2 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively, as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators.

The Company has reserved $44.4 million as its estimate of the total MEPPs withdrawal liability as of March 31, 2016, of which $28.3 million is recorded in other long-term liabilities, $10.6 million is recorded in accrued liabilities and $5.5 million is recorded in unsecured notes to be issued in the condensed consolidated balance sheets. This estimate may increase or decrease depending on the final conclusion of the litigation with the MEPPs' trustees.

Note 15. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the basic weighted average common shares outstanding of 47.6 million and 47.7 million shares for the three months ended March 31, 2016 and 2015, respectively. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the following: (1) the amount the employee must pay upon exercise of the award; (2) the amount of unearned stock-based compensation costs attributable to future services; and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of 3.2 million of class A common shares were excluded from the computation of diluted net earnings per share for the three months ended March 31, 2016. Due to the net loss incurred during the three months ended March 31, 2015, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for that period.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three months ended March 31, 2016 and 2015, are summarized as follows:

	Three Months Ended March 31,
	2016	2015
Numerator
Net earnings (loss)	$3.8	$(35.2)

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	47.6	47.7
Plus: effect of dilutive equity incentive instruments	0.9	—
Diluted weighted average number of common shares outstanding for all classes of common shares	48.5	47.7

Earnings (loss) per share
Basic and diluted	$0.08	$(0.74)

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees; and (2) to increase shareholder value. The Omnibus plan provides for an aggregate 7,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of March 31, 2016, there were 89,988 shares available for issuance under the Omnibus Plan.

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and non-employee directors, including stock options, performance shares, performance share units, restricted stock, restricted stock units and deferred stock units. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite three to four year service period of the awards, except deferred stock units, which are fully vested and expensed on the grant date. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $5.2 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of March 31, 2016, was estimated to be $23.3 million. Estimated future compensation expense is $9.6 million for 2016, $8.8 million for 2017, $4.3 million for 2018 and $0.6 million for 2019.

Net tax benefit (expense) on equity award activity, shown as tax benefit (expense) on equity award activity in the financing section of the condensed consolidated statements of cash flows, was an expense of $0.6 million and a benefit of $1.2 million during the three months ended March 31, 2016 and 2015, respectively.

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

There were no stock options granted during the three months ended March 31, 2016 and 2015. There was no compensation expense recognized related to stock options for the three months ended March 31, 2016 and $0.1 million of compensation expense was recognized for the three months ended March 31, 2015. There is no future compensation expense for stock options as of March 31, 2016.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the three months ended March 31, 2016:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2015	3,290,336	$21.37	3.6	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(25,473)	24.60
Outstanding and exercisable at March 31, 2016	3,264,863	$21.34	3.4	$—

The intrinsic value of options outstanding and exercisable at March 31, 2016, and December 31, 2015, was based on the fair value of the stock price. All outstanding options were vested as of March 31, 2016.

The following table is a summary of the stock option exercises and vesting activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Total intrinsic value of stock options exercised	$—	$0.9
Cash received from stock option exercises	—	1.3
Total grant date fair value of stock options vested	0.3	1.8

Performance Share and Performance Share Units

Performance share ("PS") and performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's class A common stock which are awarded to employees of the Company. There were no PS or PSU awards granted during the three months ended March 31, 2016 and 2015. Shares awarded in 2013 had a performance period of three years that ended December 31, 2015. The Company did not achieve the established performance targets for the performance period ended December 31, 2015; therefore, the PS and PSU awards were canceled.

Compensation expense for awards granted was recognized based on a best estimate of the anticipated payout, net of estimated forfeitures. There was no compensation expense recognized related to PS and PSUs for the three months ended March 31, 2016 and $0.5 million of compensation expense was recognized for the three months ended March 31, 2015. There is no future compensation expense for PS and PSUs as of March 31, 2016.

Restricted Stock and Restricted Stock Units

Restricted stock ("RS") and restricted stock unit ("RSU") awards consist of shares or the rights to shares of the Company's class A common stock which are awarded to employees of the Company. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. RSU awards are typically granted to eligible employees outside of the United States. As defined in the individual grant agreements, acceleration of vesting may occur under a change in control, death, disability or normal retirement of the grantee. Grantees receiving RS grants are able to exercise full voting rights and receive full credit for dividends during the vesting period. All such dividends will be paid to the RS grantee within 45 days of full vesting. Grantees receiving RSUs are not entitled to vote, but do earn dividends.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Upon vesting, RSUs will be settled either through cash payment equal to the fair market value of the RSUs on the vesting date or through issuance of the Company's class A common stock.

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2016:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2015	1,549,624	$22.56	1.3	97,746	$16.58	1.7
Granted	1,280,000	9.30		167,500	9.30
Vested	(331,979)	20.39		(14,554)	20.51
Forfeited	(29,699)	22.96		—	—
Nonvested at March 31, 2016	2,467,946	$15.97	2.2	250,692	$11.49	2.5

During the three months ended March 31, 2016, RS awards of 1,280,000 shares and RSU awards of 167,500 units were granted at a weighted-average grant date fair value of $9.30. There were no RS or RSU awards granted during the three months ended March 31, 2015. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense recognized for RS and RSUs was $4.4 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Total future compensation expense for all RS and RSUs granted as of March 31, 2016, is approximately $23.3 million. Estimated future compensation expense is $9.6 million for 2016, $8.8 million for 2017, $4.3 million for 2018 and $0.6 million for 2019.

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the three months ended March 31, 2016:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	156,807	$20.51
Granted	78,750	9.30
Dividend equivalents granted	4,930	13.61
Settled	—	—
Forfeited	—	—
Outstanding at March 31, 2016	240,487	$16.70

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

DSU awards of 78,750 units were granted at a weighted-average grant date fair value of $9.30 during the three months ended March 31, 2016. There were no DSU awards granted during the three months ended March 31, 2015. Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents, and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Dividend equivalents of 4,930 and 1,427 units were granted during the three months ended March 31, 2016 and 2015, respectively.

Compensation expense recognized for DSUs was $0.8 million during the three months ended March 31, 2016. There was no compensation expense recorded for DSUs during the three months ended March 31, 2015. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

Note 17. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
March 31, 2016		35.6	4.4	40.0
December 31, 2015		35.4	4.6	40.0

Class B stock ($0.025 par value)	80.0
March 31, 2016		14.2	0.8	15.0
December 31, 2015		14.2	0.8	15.0

Class C stock ($0.025 par value)	20.0
March 31, 2016		—	0.5	0.5
December 31, 2015		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2016, and December 31, 2015. The Company has no present plans to issue any preferred stock.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. During the three months ended March 31, 2016, the Company repurchased 984,190 shares of its class A common stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million. As of March 31, 2016, there were $82.9 million of authorized repurchases remaining under the program.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The dividend activity related to the then outstanding shares for the three months ended March 31, 2016 and 2015, was as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2016
Q1 Dividend	February 19, 2016	March 7, 2016	March 18, 2016	$0.30
2015
Q1 Dividend	February 23, 2015	March 9, 2015	March 20, 2015	0.30

Activity impacting shareholders' equity for the three months ended March 31, 2016, was as follows:

Shareholders' Equity
Balance at December 31, 2015	$423.9
Net earnings	3.8
Foreign currency translation adjustments	8.4
Cash dividends declared	(15.7)
Stock-based compensation	5.2
Purchases of treasury stock	(8.8)
Shares withheld from employees for the tax obligation on equity grants	(1.4)
Tax expense on equity award activity	(0.6)
Balance at March 31, 2016	$414.8

Note 18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2016, were as follows:

	Translation Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2015	$(126.9)	$(25.6)	$(152.5)
Other comprehensive income before reclassifications	8.4	—	8.4
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	—	—
Net other comprehensive income	8.4	—	8.4
Balance at March 31, 2016	$(118.5)	$(25.6)	$(144.1)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2015, were as follows:

	Translation Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2014	$(88.7)	$(27.9)	$(116.6)
Other comprehensive loss before reclassifications	(24.9)	—	(24.9)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—
Net other comprehensive loss	(24.9)	—	(24.9)
Balance at March 31, 2015	$(113.6)	$(27.9)	$(141.5)

Note 19. Segment Information

The Company operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer clients complete solutions for communicating their message to target audiences. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company manages the business. The Company's reportable and operating segments and their product and service offerings are summarized below.

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with the complementary service offerings, including marketing strategy, media planning and placement, data insights, segmentation and response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the manufacture of ink.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as strategic investments in printing operations in Brazil and India. This segment provides printed products and complementary service offerings consistent with the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Company's Senior Unsecured Notes indenture represent less than 2.0% of total consolidated assets as of March 31, 2016, and less than 2.0% of total consolidated net sales for the three months ended March 31, 2016.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the three months ended March 31, 2016 and 2015:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges	Goodwill Impairment
	Products	Services
Three months ended March 31, 2016
United States Print and Related Services	$810.3	$140.2	$26.5	$27.3	$—
International	87.0	5.0	3.4	0.3	—
Total operating segments	897.3	145.2	29.9	27.6	—
Corporate	—	—	(16.9)	1.3	—
Total	$897.3	$145.2	$13.0	$28.9	$—

Three months ended March 31, 2015
United States Print and Related Services	$839.2	$152.2	$17.7	$14.6	$—
International	91.1	5.5	(27.5)	2.9	23.3
Total operating segments	930.3	157.7	(9.8)	17.5	23.3
Corporate	—	—	(2.0)	(7.4)	—
Total	$930.3	$157.7	$(11.8)	$10.1	$23.3

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2016 and 2015, are further described in Note 3, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income (loss) results by segment above. Goodwill impairment for the three months ended March 31, 2015, is further described in Note 4, "Goodwill and Other Intangible Assets," and is included in the operating income (loss) results by segment above.

A reconciliation of operating income (loss) to earnings (loss) before income taxes and equity in loss of unconsolidated entities as reported in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, was as follows:

	Three Months Ended March 31,
	2016	2015
Operating income (loss)	$13.0	$(11.8)
Less: interest expense	20.7	22.5
Less: gain on debt extinguishment	(14.1)	—
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$6.4	$(34.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
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

The following condensed consolidating financial information reflects the summarized financial information of Quad/Graphics, the Company's Guarantor Subsidiaries on a combined basis and the Company's non-guarantor subsidiaries on a combined basis. During the year ended December 31, 2015, a non-guarantor subsidiary of the Company became a Guarantor Subsidiary. Accordingly, the supplemental financial information for all periods presented below have been recast to reflect subsidiaries per the Senior Unsecured Notes agreement that were Guarantor Subsidiaries as of March 31, 2016.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$438.5	$587.9	$105.0	$(88.9)	$1,042.5
Cost of sales	308.9	501.2	82.3	(88.9)	803.5
Selling, general and administrative expenses	69.3	38.7	11.0	—	119.0
Depreciation and amortization	45.4	25.2	7.5	—	78.1
Restructuring, impairment and transaction-related charges	11.4	16.9	0.6	—	28.9
Total operating expenses	435.0	582.0	101.4	(88.9)	1,029.5
Operating income (loss)	$3.5	$5.9	$3.6	$—	$13.0
Interest expense (income)	20.8	(1.1)	1.0	—	20.7
Gain on debt extinguishment	(14.1)	—	—	—	(14.1)
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(3.2)	7.0	2.6	—	6.4
Income tax expense (benefit)	8.1	(6.3)	(0.1)	—	1.7
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(11.3)	13.3	2.7	—	4.7
Equity in (earnings) loss of consolidated entities	(15.1)	(1.5)	—	16.6	—
Equity in (earnings) loss of unconsolidated entities	—	—	0.9	—	0.9
Net earnings (loss)	$3.8	$14.8	$1.8	$(16.6)	$3.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$3.8	$14.8	$1.8	$(16.6)	$3.8
Other comprehensive income (loss), net of tax	8.4	(1.1)	6.6	(5.5)	8.4
Total comprehensive income (loss)	$12.2	$13.7	$8.4	$(22.1)	$12.2

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$452.1	$641.1	$94.9	$(100.1)	$1,088.0
Cost of sales	340.8	554.4	80.3	(100.1)	875.4
Selling, general and administrative expenses	59.4	43.1	7.2	—	109.7
Depreciation and amortization	44.8	29.5	7.0	—	81.3
Restructuring, impairment and transaction-related charges	(8.0)	15.7	2.4	—	10.1
Goodwill impairment	—	—	23.3	—	23.3
Total operating expenses	437.0	642.7	120.2	(100.1)	1,099.8
Operating income (loss)	$15.1	$(1.6)	$(25.3)	$—	$(11.8)
Interest expense (income)	21.3	(0.2)	1.4	—	22.5
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(6.2)	(1.4)	(26.7)	—	(34.3)
Income tax expense (benefit)	3.6	(4.8)	0.2	—	(1.0)
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(9.8)	3.4	(26.9)	—	(33.3)
Equity in (earnings) loss of consolidated entities	25.4	1.0	—	(26.4)	—
Equity in (earnings) loss of unconsolidated entities	—	—	1.9	—	1.9
Net earnings (loss)	$(35.2)	$2.4	$(28.8)	$26.4	$(35.2)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(35.2)	$2.4	$(28.8)	$26.4	$(35.2)
Other comprehensive income (loss), net of tax	(24.9)	(0.1)	(25.3)	25.4	(24.9)
Total comprehensive income (loss)	$(60.1)	$2.3	$(54.1)	$51.8	$(60.1)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of March 31, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$2.3	$3.3	$4.7	$—	$10.3
Receivables, less allowances for doubtful accounts	415.8	45.5	85.5	—	546.8
Intercompany receivables	—	1,030.5	—	(1,030.5)	—
Inventories	103.4	129.9	45.5	—	278.8
Other current assets	25.7	24.7	7.8	—	58.2
Total current assets	547.2	1,233.9	143.5	(1,030.5)	894.1

Property, plant and equipment—net	834.5	610.6	176.7	—	1,621.8
Investment in consolidated entities	1,698.5	58.1	—	(1,756.6)	—
Intangible assets—net	30.7	25.4	35.2	—	91.3
Intercompany loan receivable	106.3	—	—	(106.3)	—
Other long-term assets	28.6	6.9	33.5	—	69.0
Total assets	$3,245.8	$1,934.9	$388.9	$(2,893.4)	$2,676.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$190.0	$61.4	$66.8	$—	$318.2
Intercompany accounts payable	1,022.9	—	7.6	(1,030.5)	—
Short-term debt and current portion of long-term debt and capital lease obligations	89.3	3.3	4.6	—	97.2
Other current liabilities	200.1	84.0	27.9	—	312.0
Total current liabilities	1,502.3	148.7	106.9	(1,030.5)	727.4

Long-term debt and capital lease obligations	1,155.6	4.5	16.6	—	1,176.7
Intercompany loan payable	—	39.0	67.3	(106.3)	—
Other long-term liabilities	173.1	163.8	20.4	—	357.3
Total liabilities	2,831.0	356.0	211.2	(1,136.8)	2,261.4

Total shareholders' equity	414.8	1,578.9	177.7	(1,756.6)	414.8
Total liabilities and shareholders' equity	$3,245.8	$1,934.9	$388.9	$(2,893.4)	$2,676.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$2.3	$2.8	$5.7	$—	$10.8
Receivables, less allowances for doubtful accounts	507.5	53.3	87.9	—	648.7
Intercompany receivables	—	1,007.7	—	(1,007.7)	—
Inventories	95.8	138.5	45.8	—	280.1
Other current assets	24.7	20.0	7.0	—	51.7
Total current assets	630.3	1,222.3	146.4	(1,007.7)	991.3

Property, plant and equipment—net	849.6	652.8	173.4	—	1,675.8
Investment in consolidated entities	1,676.6	57.8	—	(1,734.4)	—
Intangible assets—net	46.9	27.1	36.5	—	110.5
Intercompany loan receivable	125.8	—	—	(125.8)	—
Other long-term assets	27.8	8.5	33.6	—	69.9
Total assets	$3,357.0	$1,968.5	$389.9	$(2,867.9)	$2,847.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$203.7	$85.4	$69.7	$—	$358.8
Intercompany accounts payable	997.4	—	10.3	(1,007.7)	—
Short-term debt and current portion of long-term debt and capital lease obligations	95.6	3.5	0.6	—	99.7
Other current liabilities	223.4	94.3	31.2	—	348.9
Total current liabilities	1,520.1	183.2	111.8	(1,007.7)	807.4

Long-term debt and capital lease obligations	1,242.5	5.3	1.8	—	1,249.6
Intercompany loan payable	—	38.8	87.0	(125.8)	—
Other long-term liabilities	170.5	175.9	20.2	—	366.6
Total liabilities	2,933.1	403.2	220.8	(1,133.5)	2,423.6

Total shareholders' equity	423.9	1,565.3	169.1	(1,734.4)	423.9
Total liabilities and shareholders' equity	$3,357.0	$1,968.5	$389.9	$(2,867.9)	$2,847.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$78.6	$25.2	$8.8	$—	$112.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.4)	(6.9)	(6.9)	—	(26.2)
Acquisition related investing activities—net of cash acquired	—	—	—	—	—
Intercompany investing activities	14.5	(17.4)	(0.1)	3.0	—
Other investing activities	0.6	0.4	1.5	—	2.5
Net cash from investing activities	2.7	(23.9)	(5.5)	3.0	(23.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	18.4	—	18.4
Payments of long-term debt and capital lease obligations	(115.8)	(0.9)	—	—	(116.7)
Borrowings on revolving credit facilities	273.8	—	19.8	—	293.6
Payments on revolving credit facilities	(238.5)	—	(20.0)	—	(258.5)
Purchases of treasury stock	(8.8)	—	—	—	(8.8)
Payment of cash dividends	(15.4)	—	—	—	(15.4)
Intercompany financing activities	25.5	0.1	(22.6)	(3.0)	—
Other financing activities	(2.1)	—	—	—	(2.1)
Net cash from financing activities	(81.3)	(0.8)	(4.4)	(3.0)	(89.5)

Effect of exchange rates on cash and cash equivalents	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	—	0.5	(1.0)	—	(0.5)
Cash and cash equivalents at beginning of period	2.3	2.8	5.7	—	10.8
Cash and cash equivalents at end of period	$2.3	$3.3	$4.7	$—	$10.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$72.8	$(11.5)	$2.9	$—	$64.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13.2)	(25.2)	(3.9)	—	(42.3)
Acquisition related investing activities—net of cash acquired	—	(0.5)	(19.0)	—	(19.5)
Intercompany investing activities	(26.4)	(0.5)	(0.1)	27.0	—
Other investing activities	(1.1)	—	—	—	(1.1)
Net cash from investing activities	(40.7)	(26.2)	(23.0)	27.0	(62.9)

FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(10.0)	(0.9)	—	—	(10.9)
Borrowings on revolving credit facilities	375.0	—	13.3	—	388.3
Payments on revolving credit facilities	(335.0)	—	(13.6)	—	(348.6)
Payment of cash dividends	(15.8)	—	—	—	(15.8)
Intercompany financing activities	(42.9)	41.7	28.2	(27.0)	—
Other financing activities	0.9	—	—	—	0.9
Net cash from financing activities	(27.8)	40.8	27.9	(27.0)	13.9

Effect of exchange rates on cash and cash equivalents	—	0.1	(0.4)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	4.3	3.2	7.4	—	14.9
Cash and cash equivalents at beginning of period	1.9	5.6	2.1	—	9.6
Cash and cash equivalents at end of period	$6.2	$8.8	$9.5	$—	$24.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 21. New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that simplifies the accounting for share-based payments, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statements of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In March 2016, the FASB issued new guidance that simplifies the equity method of accounting by eliminating the requirement to retrospectively apply equity method accounting to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Instead, the equity method of accounting will be applied prospectively as an increase in the level of ownership interest or degree of influence occurs. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued new guidance that establishes a right-of-use model requiring a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This new guidance will require a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The modified retrospective transition approach would require the application of the new accounting model for the earliest year presented in the financial statements. The Company is evaluating the impact of the adoption of this guidance on the condensed consolidated financial statements.

In May 2014, the FASB issued new guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. As amended, the standard is effective for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact of this guidance on the condensed consolidated financial statements and currently anticipates applying the modified retrospective approach when adopting this guidance.

Note 22. Subsequent Events

Declaration of Quarterly Dividend

On May 3, 2016, the Company declared a quarterly dividend of $0.30 per share, which will be paid on June 17, 2016, to shareholders of record as of June 6, 2016.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three months ended March 31, 2016 and 2015, including the notes thereto, included in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2015, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the SEC on February 23, 2016.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for the three months ended March 31, 2016, to the three months ended March 31, 2015. The comparability of the Company's results of operations between periods was impacted by acquisitions, including the 2015 acquisitions of Marin's, Copac and Specialty. The results of operations of all acquisitions are included in the Company's condensed consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

•
Liquidity and Capital Resources. This section provides an analysis of the Company's capitalization, cash flows, a statement about off-balance sheet arrangements and a discussion of outstanding debt and commitments. Forward-looking statements important to understanding the Company's financial condition are included in this section. This section also provides a discussion of Free Cash Flow and Debt Leverage Ratio, non-GAAP financial measures that the Company uses to assess liquidity and capital allocation and deployment.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Part I, Item 1A, "Risk Factors," of the Company's 2015 Annual Report on Form 10-K, filed with the SEC on February 23, 2016, as such may be amended or supplemented in Part II, "Other Information," Item 1A, "Risk Factors," of the Company's subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

•	The impact of decreasing demand for printed materials and significant overcapacity in the highly competitive commercial printing industry creates downward pricing pressures;

•	The inability of the Company to reduce costs and improve operating efficiency rapidly enough to meet market conditions;

•	The impact of electronic media and similar technological changes, including digital substitution by consumers;

•	The impact of changing future economic conditions;

•	The impact of the various covenants in the Company's debt facilities that impose restrictions may affect the Company's ability to operate its business;

•	The failure of clients to perform under contracts or to renew contracts with clients on favorable terms or at all;

•	The impact of fluctuations in costs (including labor and labor-related costs, energy costs, freight rates and raw materials) and the impact of fluctuations in the availability of raw materials;

•	The impact of changes in postal rates, service levels or regulations;

•	The failure to successfully identify, manage, complete and integrate acquisitions and investments;

•	The impact of increased business complexity as a result of the Company's entry into additional markets;

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

Quad/Graphics cautions that the foregoing list of risks, uncertainties and other factors is not exhaustive, and you should carefully consider the other factors detailed from time to time in Quad/Graphics' filings with the SEC and other uncertainties and potential events when reviewing the Company's forward-looking statements.

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

Overview

Business Overview

Quad/Graphics is a leading print and marketing services provider. With a consultative approach, worldwide capabilities, leading-edge technology and single-source simplicity, the Company believes it has the resources and knowledge to help a wide variety of clients in vertical industries including, but not limited to, retail, publishing, healthcare, insurance and financial. The Company uses a consultative approach to tailor the Company's wide range of print products and complementary services to the unique characteristics of each vertical industry it serves. These products and services include the following:

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

Quad/Graphics remains focused on its five primary strategic goals that support its objective to be the industry's high-quality, low-cost producer to fuel transformative growth opportunities and drive improved performance through innovation for its clients. The Company believes these goals, which are summarized below, will allow it to be successful, despite ongoing industry challenges:

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

•
Grow the Business Profitably. The Company believes it is well positioned to grow the business profitably through ongoing innovation, organic growth and disciplined acquisitions that expand the business into new product categories and geographies, transform an existing product line, or create value-driven industry consolidation. Helping clients use print in combination with other media channels, including digital, mobile, social and signage, to increase response rates and deliver high levels of marketing Return On Investment ("ROI") is of particular focus. The Company is adept at leveraging existing client relationships in key vertical industries to drive innovation and develop complementary products and services that help brand owners market their products, services and content more efficiently and effectively across media channels. The Company will look to grow through compelling, ongoing investments in its platform, as well as through acquisitions that create value either through providing an enhanced range of products and services or through creating manufacturing and distribution efficiencies.

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

•
Engage Employees. Quad/Graphics looks to engage employees through the Company's distinct corporate culture, which encourages employees to take pride and ownership in their work; take advantage of continuous learning, apprentice and job advancement opportunities; share knowledge by mentoring others; and innovate solutions. Quad/Graphics believes one of the most important ways it can drive employee engagement is by acting on a continuous employee feedback loop. Quad/Graphics believes in transparent and regular two-way communication with employees and provides the opportunity for all employees to have a voice or share an opinion through a number of different channels, including surveys and open forums at Company town hall and department meetings.

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

Quad/Graphics operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer clients complete solutions for communicating their message to target audiences. The Company's operating and reportable segments are aligned with how the chief operating decision maker of the Company manages the business. The Company's reportable and operating segments are summarized below.

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with complementary service offerings, including marketing strategy, media planning and placement, data insights, segmentation and response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 91% of the Company's consolidated net sales during the three months ended March 31, 2016.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as strategic investments in printing operations in Brazil and India. This segment provides printed products and complementary service offerings consistent with the United States Print and Related Services segment. The International segment accounted for approximately 9% of the Company's consolidated net sales during the three months ended March 31, 2016.

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

Key Performance Metrics Overview

The Company's management believes the ability to generate net sales growth, profit increases and positive cash flow, while maintaining the appropriate level of debt, are key indicators of the successful execution of the Company's business strategy and will increase shareholder value. The Company uses period over period net sales growth, EBITDA, EBITDA margin, net cash provided by operating activities, Free Cash Flow and Debt Leverage Ratio as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin, Free Cash Flow and Debt Leverage Ratio are non-GAAP financial measures (see the definitions of EBITDA, EBITDA margin and the reconciliation of net earnings (loss) to EBITDA in the "Results of Operations" section below, and see the definitions of Free Cash Flow and Debt Leverage Ratio, the reconciliation of net cash provided by operating activities to Free Cash Flow, and the calculation of Debt Leverage Ratio in the "Liquidity and Capital Resources" section below).

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

Free Cash Flow. The Company uses Free Cash Flow as a metric to assess liquidity and capital deployment. The Company's management assesses Free Cash Flow as a measure to quantify cash available for strengthening the balance sheet (debt reduction), for strategic capital allocation and deployment through investments in the business (acquisitions and strategic investments), and for returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company's restructuring activities and other unusual items.

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

Overview of Trends Affecting Quad/Graphics

Competition in the highly fragmented printing industry remains intense, and the Company believes that there are indicators of heightened competitive pressures. The industry has excess manufacturing capacity created by continued declines in industry volume which, in turn, has created accelerated downward pricing pressures. In addition, digital delivery of documents and data, including the online distribution and hosting of media content and mobile technologies, offer alternatives to traditional delivery of printed documents. Increasing consumer acceptance of digital delivery of content has resulted in marketers and publishers allocating their marketing and advertising spend across the expanding selection of digital delivery options, which further reduces printing demand and contributes to industry overcapacity. The Company also faces competition from print management firms, which look to streamline processes and reduce the overall print spend of the Company's clients, as well as from strategic marketing firms focused on helping businesses integrate multiple channels into their marketing campaigns.

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

The Company continues to remain disciplined with its debt leverage. The Company's consolidated debt and capital leases decreased by $75 million during the three months ended March 31, 2016, primarily due to a sustainable decrease in working capital levels and an increase in cash from earnings. The Company redeemed $60 million of its senior notes under the Master Note and Security Agreement and repurchased $57 million of its Senior Unsecured Notes during the three months ended March 31, 2016 for a total net gain of $14 million that was recognized in gain on debt extinguishment in the condensed consolidated statements of operations. These repurchases were primarily completed to efficiently reduce debt balances and the Debt Leverage Ratio, as well as interest expense based on current LIBOR rates. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $465 million and has reduced the obligations for pension, postretirement and MEPPs by $368 million.

The Company has been working diligently to integrate acquired companies, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volume and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 33 plant closures and have reduced headcount by approximately 10,900 employees through March 31, 2016.

In addition to cost savings through acquisition-related synergies, the Company continues its focus on cost reductions through Lean Manufacturing and Continuous Improvement initiatives, both on the production floor and with administrative support, in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees. In January 2016, the Company announced that it had completed its previously announced $100 million sustainable cost reduction program ahead of schedule, intended to bring the Company's cost structure in line with revenues in light of heightened competitive pressures. The program included reducing excess manufacturing capacity through plant closures; intensifying the Company's focus on productivity; reducing selling, general and administrative costs; and implementing a new streamlined organizational structure. The cost reduction program incrementally reduced the Company's cost structure by $100 million starting January 1, 2016, and the Company intends to continue reducing costs during 2016 and in the years beyond.

Integrated distribution with the postal service is an important component of the Company's business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The United States Postal Service ("USPS") has reported cumulative net losses totaling more than $56 billion since 2007. Without increased revenues or action by Congress to reform the USPS' cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. In January 2014, the USPS implemented a temporary exigent postage rate increase of 6.0% (includes the normal and expected annual Consumer Price Index ("CPI") increase of 1.7% and an additional 4.3% temporary exigent increase). In January 2015, the USPS filed a proposal with the Postal Regulatory Commission ("PRC") for a CPI increase of 2.0% on April 26, 2015. After being rejected twice by the PRC, the third proposal was approved, and prices were implemented on May 31, 2015. The 4.3% temporary exigent increase expired on April 10, 2016, resulting in an overall reduction in postal prices. The USPS has filed an appeal in federal court requesting that the "surcharge" be continued and made part of the permanent base postage rate.

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

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are property, plant and equipment additions; organic growth opportunities; or acquisitions. Some recent examples of capital investments made by the Company include the following:

•
The Company completed the acquisition of Specialty on August 25, 2015, for a net purchase price of $62 million, excluding acquired cash. Specialty is a full-service paperboard folding carton manufacturer and logistics provider located in Omaha, Nebraska.

•
The Company completed the acquisition of Copac on April 14, 2015, for a net purchase price of $59 million, excluding acquired cash. Copac is a leading international provider of innovative packaging and supply chain solutions, including turnkey packaging design, production and fulfillment services across a range of end markets, headquartered in Spartanburg, South Carolina. Copac manufactures products such as folding cartons, labels, inserts, tags and specialty envelopes, and has production facilities in Spartanburg and Santo Domingo, Dominican Republic, as well as strategically sourcing packaging product manufacturing over multiple end markets in Central America and Asia, giving it a global footprint.

•
The Company completed the acquisition of Marin's on February 3, 2015, for a net purchase price of $21 million, excluding acquired cash. Marin's is a worldwide leader in the point-of-sale display industry and specializes in the research and design of display solutions, headquartered in Paris, France. Marin's products are produced by a global network of licensees, including Quad/Graphics, as well as one wide-format digital print, kitting and fulfillment facility in Paris. Marin's uses its own European-based sales force and the global licensees to sell its patented product portfolio.

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

Results of Operations for the Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

Summary Results

The Company's operating income (loss), operating margin, net earnings (loss) (computed using a 40% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the three months ended March 31, 2016, changed from the three months ended March 31, 2015, as follows (dollars in millions, except per share data):

	Operating Income (Loss)	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the three months ended March 31, 2015	$(11.8)	(1.1)%	$(35.2)	$(0.74)
2016 restructuring, impairment and transaction-related charges (1)	(28.9)	(2.8)%	(17.4)	(0.36)
2015 restructuring, impairment and transaction-related charges (2)	10.1	0.9%	6.1	0.13
2015 goodwill impairment (3)	23.3	2.1%	23.3	0.49
Decrease in interest expense (4)	N/A	N/A	1.1	0.02
2016 gain on debt extinguishment (5)	N/A	N/A	8.5	0.18
Impact of income taxes (6)	N/A	N/A	4.2	0.09
Increase attributable to investments in unconsolidated entities, net of tax (7)	N/A	N/A	1.0	0.02
Increase in operating income (8)	20.3	2.1%	12.2	0.25
For the three months ended March 31, 2016	$13.0	1.2%	$3.8	$0.08
______________________________

(1)	Restructuring, impairment and transaction-related charges of $28.9 million ($17.4 million, net of tax) incurred during the three months ended March 31, 2016, included the following:

a.	$4.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$16.7 million of impairment charges, including $12.1 million of impairment charges for land and building related to the Atglen, Pennsylvania plant closure and $4.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities.

c.	$0.6 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities;

d.	$0.1 million of acquisition-related integration costs; and

e.	$6.6 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $10.1 million ($6.1 million, net of tax) incurred during the three months ended March 31, 2015, included the following:

a.	$5.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$6.3 million of impairment charges, including the following: (1) $4.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; and (2) $2.2 million of impairment charges for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries;

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

(3)	A $23.3 million non-cash goodwill impairment charge was recorded during the three months ended March 31, 2015, within the Latin America reporting unit.

(4)
Interest expense decreased $1.8 million ($1.1 million, net of tax) during the three months ended March 31, 2016, to $20.7 million. This change was due to lower average debt levels, partially offset by an increase in bank fees in the three months ended March 31, 2016, as compared to the three months ended of March 31, 2015.

(5)
A $14.1 million gain on debt extinguishment ($8.5 million, net of tax) primarily from the repurchase of $56.5 million aggregate principal amount of Senior Unsecured Notes was recognized during the three months ended March 31, 2016.

(6)	The impact of income taxes of $4.2 million as calculated in the following table is primarily due to decreased losses in foreign jurisdictions where the Company does not receive a tax benefit.

	Three Months Ended March 31,
	2016	2015	$ Change
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$6.4	$(34.3)	$40.7
Goodwill impairment	—	23.3	(23.3)
Earnings (loss) subject to income taxes	6.4	(11.0)	17.4
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense (benefit) at 40% normalized tax rate	2.5	(4.4)	6.9

Income tax expense (benefit) from the condensed consolidated statements of operations	1.7	(1.0)	(2.7)

Impact of income taxes	$0.8	$(3.4)	$4.2

(7)
The increase attributable to investments in unconsolidated entities, net of tax, of $1.0 million during the three months ended March 31, 2016, was primarily related to a $1.2 million decrease in losses from the Company's investment in Plural, the Company's Brazilian joint venture, partially offset by $0.2 million of earnings in 2015 from the Company's investment in Chile that was sold on July 31, 2015.

(8)
Operating income, excluding restructuring, impairment and transaction-related charges and non-cash goodwill impairment charges, increased $20.3 million ($12.2 million, net of tax) during the three months ended March 31, 2016, primarily due to: (1) lower labor costs primarily associated with increased productivity and other cost reduction initiatives; (2) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns; and (3) the additional earnings on sales generated from acquisitions. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than a year; (2) a $9.3 million increase in selling, general and administrative expenses; and (3) a $4.0 million vacation reserve reduction in 2015 due to a vacation policy change that did not repeat in 2016.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2016		2015
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$897.3	86.1%	$930.3	85.5%	$(33.0)	(3.5)%
Services	145.2	13.9%	157.7	14.5%	(12.5)	(7.9)%
Total net sales	1,042.5	100.0%	1,088.0	100.0%	(45.5)	(4.2)%
Cost of sales:
Products	704.0	67.6%	760.2	69.9%	(56.2)	(7.4)%
Services	99.5	9.5%	115.2	10.6%	(15.7)	(13.6)%
Total cost of sales	803.5	77.1%	875.4	80.5%	(71.9)	(8.2)%
Selling, general & administrative expenses	119.0	11.4%	109.7	10.1%	9.3	8.5%
Depreciation and amortization	78.1	7.5%	81.3	7.5%	(3.2)	(3.9)%
Restructuring, impairment and transaction-related charges	28.9	2.8%	10.1	0.9%	18.8	186.1%
Goodwill impairment	—	—%	23.3	2.1%	(23.3)	nm
Total operating expenses	1,029.5	98.8%	1,099.8	101.1%	(70.3)	(6.4)%
Operating income (loss)	$13.0	1.2%	$(11.8)	(1.1)%	$24.8	nm

Net Sales

Product sales decreased $33.0 million, or 3.5%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a $33.8 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year predominantly due to ongoing volume and pricing pressures, a $21.5 million decrease from pass-through paper sales and $9.3 million in negative foreign exchange impact. These decreases were partially offset by a $31.6 million sales increase from acquisitions.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $12.5 million, or 7.9%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a decrease in logistics sales resulting from ongoing volume pressures and lower fuel prices. This decrease was partially offset by $1.5 million in increased sales of QuadMed medical services.

Cost of Sales

Cost of product sales decreased $56.2 million, or 7.4%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to: (1) lower print volume and pricing in product lines owned more than a year; (2) lower labor costs primarily associated with increased productivity and other cost reduction initiatives; and (3) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns. These reductions were partially offset by: (1) increased cost of product sales resulting from acquisitions; and (2) a $4.0 million vacation reserve reduction in 2015 due to a vacation policy change that did not repeat in 2016.

Cost of product sales as a percentage of total net sales decreased to 67.6% for the three months ended March 31, 2016, compared to 69.9% for the three months ended March 31, 2015, primarily due to the reasons provided above.

Cost of service sales decreased $15.7 million, or 13.6%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to lower logistics volume and overall cost reduction initiatives.

Cost of service sales as a percentage of total net sales decreased to 9.5% for the three months ended March 31, 2016, from 10.6% for the three months ended March 31, 2015, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.3 million, or 8.5%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to: (1) an increase in legal expenses due to 2016 reserves established and favorable settlements of legal claims in 2015 that did not repeat in 2016; (2) a $6.4 million increase in incentive compensation expense; (3) a $2.4 million increase in bad debt expense; and (4) a $1.4 million increase in foreign currency losses. These increases were partially offset by a $7.5 million decrease in employee-related costs and a $1.6 million decrease in general administrative expenses primarily due to the Company's cost reduction initiatives. Selling, general and administrative expenses as a percentage of net sales increased from 10.1% for the three months ended March 31, 2015 to 11.4% for the three months ended March 31, 2016, primarily due to the reasons stated above.

Depreciation and Amortization

Depreciation and amortization decreased $3.2 million, or 3.9%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a $4.2 million decrease in depreciation expense from property, plant and equipment becoming fully depreciated over the past year, partially offset by $1.0 million of increased amortization of other intangible assets from the companies acquired during 2015.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $18.8 million, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a $10.4 million increase in impairment charges, a $9.8 million increase in transaction-related charges and a $0.5 million increase in other restructuring costs, partially offset by a $1.7 million decrease in acquisition-related integration costs and a $0.2 million decrease in employee termination charges.

Restructuring, impairment and transaction-related charges of $28.9 million incurred in the three months ended March 31, 2016, included the following: (1) $4.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $16.7 million of impairment charges, including $12.1 million of impairment charges for land and building related to the Atglen, Pennsylvania plant closure and $4.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities; (3) $0.6 million of transaction-related charges consisting of professional service fees related to business acquisition and divestiture activities; (4) $0.1 million of acquisition-related integration costs; and (5) $6.6 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $10.1 million incurred in the three months ended March 31, 2015, included the following: (1) $5.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $6.3 million of impairment charges, including $4.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives, and $2.2 million of impairment charges for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries; (3) $(9.2) million of transaction-related charges (income), which included a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $0.8 million of professional service fees primarily for the terminated acquisition of Courier and the acquisitions of Marin's and Copac; (4) $1.8 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (5) $6.1 million of various other restructuring charges, including $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

Goodwill Impairment

On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volume and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. The Company conducted an interim goodwill impairment assessment of the Latin America reporting unit, which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment. The interim impairment test indicated the goodwill of the Latin America reporting unit was impaired and a non-cash goodwill impairment charge of $23.3 million was recorded in the three months ended March 31, 2015.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, were as follows:

	Three Months Ended March 31,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$104.3	10.0%	$67.6	6.2%

EBITDA increased $36.7 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to the following: (1) a $23.3 million non-cash goodwill impairment charge recorded in 2015 in the Latin America reporting unit that did not repeat in 2016; (2) lower labor costs primarily associated with increased productivity and other cost reduction initiatives; (3) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns; and (4) the additional earnings on sales generated from acquisitions. These impacts were partially offset by the following: (1) $18.8 million of increased restructuring, impairment and transaction-related charges; (2) lower print volume and pricing in product lines owned more than a year; (3) a $9.3 million increase in selling, general and administrative expenses; and (4) a $4.0 million vacation reserve reduction in 2015 due to a vacation policy change that did not repeat in 2016.

EBITDA represents net earnings (loss) plus (1) interest expense, (2) income tax expense (if applicable) and (3) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance and because both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings (loss) for the three months ended March 31, 2016 and 2015, was as follows:

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Net earnings (loss)	$3.8	$(35.2)
Interest expense	20.7	22.5
Income tax expense (benefit)	1.7	(1.0)
Depreciation and amortization	78.1	81.3
EBITDA	$104.3	$67.6
______________________________

(1)	Net earnings (loss) included the following:

a.	Restructuring, impairment and transaction-related charges of $28.9 million and $10.1 million for the three months ended March 31, 2016 and 2015, respectively;

b.	A non-cash goodwill impairment charge of $23.3 million for the three months ended March 31, 2015;

c.	Gain on debt extinguishment of $14.1 million for the three months ended March 31, 2016; and

d.	Equity in loss of unconsolidated entities of $0.9 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$810.3	$839.2	$(28.9)	(3.4)%
Services	140.2	152.2	(12.0)	(7.9)%
Operating income (including restructuring, impairment and transaction-related charges)	26.5	17.7	8.8	49.7%
Operating margin	2.8%	1.8%	N/A	N/A
Restructuring, impairment and transaction-related charges	$27.3	$14.6	$12.7	87.0%

Net Sales

Product sales for the United States Print and Related Services segment decreased $28.9 million, or 3.4%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a $40.5 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year predominantly due to ongoing volume and pricing pressures from excess capacity in the printing industry and an $18.7 million decrease in pass-through paper sales, partially offset by a $30.3 million increase in net sales from acquisitions.

Service sales for the United States Print and Related Services segment decreased $12.0 million, or 7.9%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a decrease in logistics sales resulting from ongoing volume pressures and lower fuel prices. This decrease was partially offset by $1.5 million in increased sales of QuadMed medical services.

Operating Income

Operating income for the United States Print and Related Services segment increased $8.8 million, or 49.7%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to the following: (1) lower labor costs primarily associated with increased productivity and other cost reduction initiatives; (2) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns; and (3) the additional earnings on sales generated from acquisitions. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than a year; (2) $12.7 million in increased restructuring, impairment and transaction-related charges; and (3) a $4.0 million vacation reserve reduction in 2015 due to a vacation policy change that did not repeat in 2016.

Operating margin for the United States Print and Related Services segment increased to 2.8% for the three months ended March 31, 2016, compared to 1.8% for the three months ended March 31, 2015, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2016, were $27.3 million, consisting of the following: (1) $3.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $16.7 million of impairment charges, including $12.1 million of land and building impairment related to the Atglen, Pennsylvania plant closure and $4.6 million for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities; (3) $0.1 million of acquisition-related integration costs; and (4) $6.6 million of various other restructuring charges to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2015, were $14.6 million, consisting of the following: (1) $4.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $3.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia and Dickson, Tennessee, as well as other capacity reduction restructuring initiatives; (3) $1.5 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (4) $5.5 million of various other restructuring charges, including $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

International

The following table summarizes net sales, operating income (loss), operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$87.0	$91.1	$(4.1)	(4.5)%
Services	5.0	5.5	(0.5)	(9.1)%
Operating income (loss) (including restructuring, impairment and transaction-related charges and goodwill impairment)	3.4	(27.5)	30.9	nm
Operating margin	3.7%	(28.5)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$0.3	$2.9	$(2.6)	(89.7)%
Goodwill impairment	—	23.3	(23.3)	nm
Equity in loss of unconsolidated entities	(0.9)	(1.9)	1.0	52.6%

Net Sales

Product sales for the International segment decreased $4.1 million, or 4.5%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to $9.3 million in foreign exchange losses primarily in Argentina, Mexico, Colombia and Peru. This decrease was partially offset by a $3.9 million increase in sales primarily in Latin America and $1.3 million in sales from the Marin's acquisition.

Service sales for the International segment decreased $0.5 million, or 9.1%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a decrease in logistics revenue in Europe.

Operating Income (Loss)

Operating income for the International segment increased $30.9 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to the following: (1) a $23.3 million non-cash goodwill impairment charge recorded in 2015 in the Latin America reporting unit that did not repeat in 2016; (2) a $4.3 million increase in operating income in Latin America; and (3) a $2.6 million decrease in restructuring and impairment expenses.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2016, were $0.3 million, consisting of the following: (1) $0.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.1 million of transaction related charges; and (3) $(0.3) million of other restructuring income due to a gain on the sale of a closed facility.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2015, were $2.9 million, consisting of the following: (1) $(0.1) million of reductions to employee termination reserves for workforce reductions through facility consolidations and involuntary separation programs; (2) $2.9 million of impairment charges, including $2.2 million of impairment charges for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries and $0.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidation in Queretaro, Mexico; and (3) $0.1 million of other restructuring charges.

Goodwill Impairment

On March 25, 2015, due to deteriorating economic conditions, including inflation and currency devaluation, combined with uncertain political conditions, declining print volume and labor challenges, the Company's Argentina Subsidiaries (included within the Latin America reporting unit) commenced bankruptcy restructuring proceedings with a goal of consolidating operations. The Company conducted an interim goodwill impairment assessment of the Latin America reporting unit, which included comparing the carrying amount of net assets, including goodwill, to its respective fair value as of March 31, 2015, the date of the interim assessment. The interim impairment test indicated the goodwill of the Latin America reporting unit was impaired and a non-cash goodwill impairment charge of $23.3 million was recorded in the three months ended March 31, 2015.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also held a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition until July 31, 2015, when the investment was sold. The equity in loss of unconsolidated entities in the International segment decreased $1.0 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a $1.2 million decrease in equity losses at Plural predominantly from a decrease in foreign currency losses, partially offset by $0.2 million in equity earnings in 2015 from Chile.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the three months ended March 31, 2016.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$16.9	$2.0	$14.9	745.0%
Restructuring, impairment and transaction-related charges	1.3	(7.4)	8.7	nm

Operating Expenses

Corporate operating expenses increased $14.9 million, or 745.0%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to the following: (1) a $8.7 million increase in restructuring, impairment and transaction-related charges, which included a $10.0 million non-recurring gain in 2015 as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier; and (2) an increase in legal expenses.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2016, were $1.3 million, consisting of the following: (1) $0.5 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $0.5 million of transaction-related charges which primarily included professional service fees; and (3) $0.3 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2015, were $(7.4) million, consisting of the following: (1) $1.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $(9.2) million of transaction-related charges (income), which included the $10.0 million non-recurring gain from Courier, partially offset by $0.8 million of professional service fees primarily for the terminated acquisition of Courier and the acquisitions of Marin's and Copac; (3) $0.3 million of acquisition-related integration costs primarily related to professional fees; and (4) $0.5 million of other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company believes its expected future cash flows from operating activities and $695.3 million of unused capacity under the revolving credit facility, net of $48.6 million of issued letters of credit, as of March 31, 2016, provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. The Company has $549.3 million of usable liquidity under the revolving credit facility due to covenant constraints as discussed below in the "Covenants and Compliance" section. Borrowings under the $850.0 million revolving credit facility were $106.1 million as of March 31, 2016, and peak borrowings were $116.2 million during the three months ended March 31, 2016.

Net Cash Provided by Operating Activities

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

Net cash provided by operating activities was $112.6 million for the three months ended March 31, 2016, compared to $64.2 million for the three months ended March 31, 2015, resulting in a $48.4 million increase in cash provided by operating activities. The increase was primarily due to a $37.6 million increase in cash flows from changes in operating assets and liabilities predominantly from a sustainable reduction in working capital levels and a $10.8 million increase in cash from earnings.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

Net cash used in investing activities was $23.7 million for the three months ended March 31, 2016, compared to $62.9 million for the three months ended March 31, 2015, resulting in a $39.2 million decrease in cash used in investing activities. The decrease was primarily due to: (1) a $19.5 million decrease in cash payments related to acquisitions as the Marin's acquisition was completed during the first quarter of 2015 and there were no acquisitions during the first quarter of 2016 and (2) a $16.1 million decrease in purchases of property, plant and equipment.

Net Cash Provided by (Used in) Financing Activities

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

Net cash used in financing activities was $89.5 million for the three months ended March 31, 2016, compared to net cash provided by financing activities of $13.9 million for the three months ended March 31, 2015, resulting in a $103.4 million decrease in cash provided by financing activities. The decrease was primarily due to a $92.1 million increase in net repayments of debt and lease obligations in 2016 as compared to 2015 and $8.8 million of purchases of treasury stock in 2016.

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

Free Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was as follows:

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Net cash provided by operating activities	$112.6	$64.2
Less: purchases of property, plant and equipment	(26.2)	(42.3)
Free Cash Flow	$86.4	$21.9

Free Cash Flow increased $64.5 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to the following: (1) a $48.4 million increase in net cash provided by operating activities primarily attributable to a sustainable reduction in working capital levels and an increase in cash from earnings and (2) a $16.1 million decrease in capital expenditures. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and capital lease obligations divided by the sum of the following: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) to EBITDA in the "Results of Operations" section above); (2) restructuring, impairment and transaction-related charges; (3) non-cash goodwill impairment charges; (4) gain on debt extinguishment; and (5) equity in loss of unconsolidated entities.

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

The Debt Leverage Ratio calculated below differs from both the total leverage ratio and senior secured leverage ratio included in the Company's debt covenant calculations (see Note 10, "Debt," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for further information on debt covenants). The total leverage ratio included in the Company's debt covenants includes letters of credit as debt, excludes non-cash stock-based compensation expense from EBITDA and includes equity in loss of unconsolidated entities and certain pro forma historical results of acquisitions and divestitures in EBITDA. Similarly, the senior secured leverage ratio included in the Company's debt covenants includes and excludes the same adjustments as the total leverage ratio, in addition to the exclusion of the outstanding balance of the Senior Unsecured Notes.

The Debt Leverage Ratio at March 31, 2016, and December 31, 2015, was as follows:

	March 31, 2016		December 31, 2015
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,273.9		$1,349.3

Divided by: EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	485.6		468.5

Debt Leverage Ratio	2.62	x	2.88	x

The calculation of EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the trailing twelve months ended March 31, 2016, and December 31, 2015, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Three Months Ended
	December 31, 2015 (1)	March 31, 2016	March 31, 2015	March 31, 2016
Net earnings (loss)	$(641.9)	$3.8	$(35.2)	$(602.9)
Interest expense	88.4	20.7	22.5	86.6
Income tax expense (benefit)	(282.8)	1.7	(1.0)	(280.1)
Depreciation and amortization	325.3	78.1	81.3	322.1
EBITDA	$(511.0)	$104.3	$67.6	$(474.3)
Restructuring, impairment and transaction-related charges	164.9	28.9	10.1	183.7
Goodwill impairment	808.3	—	23.3	785.0
Gain on debt extinguishment	—	(14.1)	—	(14.1)
Equity in loss of unconsolidated entities	6.3	0.9	1.9	5.3
EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$468.5	$120.0	$102.9	$485.6
______________________________

(1)	Financial information for the year ended December 31, 2015, is included as reported in the Company's 2015 Annual Report on Form 10-K filed with the SEC on February 23, 2016.

The Debt Leverage Ratio decreased 0.26x at March 31, 2016, compared to December 31, 2015, primarily due to decreased debt and capital lease obligations on the condensed consolidated balance sheets of $75.4 million predominantly due to: (1) $86.4 million in Free Cash Flow, (2) the $14.1 million gain on debt extinguishment primarily from the Senior Unsecured Notes repurchases completed during the first quarter of 2016 and (3) $17.1 million of increased EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio. These benefits to the Debt Leverage Ratio were partially offset by $15.4 million of dividends and $8.8 million of stock repurchases funded with debt. The Debt Leverage Ratio at March 31, 2016, of 2.62x is above management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities and seasonal working capital needs.

Debt Obligations

As of March 31, 2016, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•	$1.9 billion Debt Financing Arrangements, which includes the following:

◦	Senior Secured Credit Facility:

▪	$850.0 million revolving credit facility ($106.1 million outstanding as of March 31, 2016);

▪	$450.0 million Term Loan A ($402.2 million outstanding as of March 31, 2016); and

▪	$300.0 million Term Loan B ($292.6 million outstanding as of March 31, 2016);

◦	Senior Unsecured Notes ($243.5 million outstanding as of March 31, 2016);

•	Master Note and Security Agreement ($196.5 million outstanding as of March 31, 2016); and a

•	International Term Loan ($19.0 million outstanding as of March 31, 2016).

The Company redeemed $60.1 million of its senior notes under the Master Note and Security Agreement and repurchased $56.5 million of its Senior Unsecured Notes during the three months ended March 31, 2016 for a total net gain of $14.1 million that was recognized in gain on debt extinguishment in the condensed consolidated statements of operations. These repurchases were primarily completed to efficiently reduce debt balances and the Debt Leverage Ratio, as well as interest expense based on current LIBOR rates. See Note 10, "Debt" to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional information.

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2016:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2016, the Company's total leverage ratio was 2.63 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2016, the Company's senior secured leverage ratio was 2.14 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended March 31, 2016, the Company's minimum interest coverage ratio was 5.98 to 1.00).

The indenture underlying the Senior Unsecured Notes contains various covenants, including, but not limited to, covenants that, subject to certain exceptions, limit the Company's and its restricted subsidiaries' ability to incur and/or guarantee additional debt; pay dividends, repurchase stock or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate, transfer or dispose of substantially all of the Company's consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.

The Company was in compliance with all financial covenants in its debt agreements as of March 31, 2016. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

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

Share Repurchase Program

On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the three months ended March 31, 2016, the Company repurchased 984,190 shares of its class A common stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million. As of March 31, 2016, there were $82.9 million of authorized repurchases remaining under the program.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2016, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on February 23, 2016.

New Accounting Pronouncements

See Note 21, "New Accounting Pronouncements," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of March 31, 2016, the Company had fixed rate debt and capital leases outstanding of $480.8 million at a current weighted average interest rate of 6.9% and variable rate debt outstanding of $793.1 million at a current weighted average interest rate of 3.3%. The variable rate debt outstanding at March 31, 2016, is primarily comprised of the $1.6 billion Senior Secured Credit Facility entered into on April 28, 2014, including $402.2 million outstanding on the $450.0 million Term Loan A, $292.6 million outstanding on the $300.0 million Term Loan B and $106.1 million outstanding on the $850.0 million revolving credit facility. The Term Loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate, and thus the interest rate on the Term Loan B will not begin to fluctuate until LIBOR exceeds that percentage. At March 31, 2016, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the Term Loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the Term Loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.7% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2016, by approximately $16 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company's condensed consolidated balance sheets. As of March 31, 2016, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $56.3 million. The potential decrease in net current assets as of March 31, 2016, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $5.6 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $52.0 million as of March 31, 2016, and $50.1 million as of December 31, 2015.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three months ended March 31, 2016, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

The majority of paper used in the printing process is supplied directly by the Company's clients. For those clients that do not directly supply their own paper, the Company makes use of its purchasing efficiencies to supply paper by negotiating with leading paper vendors, uses a wide variety of paper grades, weights and sizes, and does not rely on any one vendor. In addition, the Company generally includes price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate paper price risk, higher paper prices and tight paper supplies may have an impact on client demand for printed products. The Company's working capital requirements, including the impact of seasonality, are partially mitigated through the direct purchasing of paper by its clients.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 8, "Commitments and Contingencies — Litigation," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)", of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A, "Risk Factors," of the Company's 2015 Annual Report on Form 10-K, filed with the SEC on February 23, 2016. No material changes to such risk factors occurred during the period from January 1, 2016, through March 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Information about the Company's repurchases of its class A common stock in the first quarter ended March 31, 2016, were as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2016 to January 31, 2016	526,479		$8.26	526,479	$87,419,383
February 1, 2016 to February 29, 2016	457,711		9.77	457,711	82,947,547
March 1, 2016 to March 31, 2016	106,259	(3)	—	—	82,947,547
Total	1,090,449			984,190
______________________________

(1)	Represents shares of our class A common stock.

(2)
On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the three months ended March 31, 2016, the Company repurchased 984,190 shares of its class A common stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million. As of March 31, 2016, there were $82.9 million of authorized repurchases remaining under the program.

(3)
Represents 106,259 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock and restricted stock units under the Omnibus Plan.

See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance," of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company's debt agreements that may restrict the Company's ability to pay dividends.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	May 4, 2016	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2016	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended March 31, 2016

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

(101)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.