Form 10-Q
period 2016-06-30
Quad/Graphics, Inc.
filed 2016-08-02
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of July 28, 2016

Class A Common Stock	35,838,547

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended June 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales
Products	$887.4	$910.4	$1,784.7	$1,840.7
Services	144.9	149.6	290.1	307.3
Total net sales	1,032.3	1,060.0	2,074.8	2,148.0
Cost of sales
Products	721.1	748.6	1,425.1	1,508.8
Services	99.9	109.1	199.4	224.3
Total cost of sales	821.0	857.7	1,624.5	1,733.1
Operating expenses
Selling, general and administrative expenses	113.0	110.4	232.0	220.1
Depreciation and amortization	77.6	83.4	155.7	164.7
Restructuring, impairment and transaction-related charges	7.4	34.3	36.3	44.4
Goodwill impairment	—	—	—	23.3
Total operating expenses	1,019.0	1,085.8	2,048.5	2,185.6
Operating income (loss)	$13.3	$(25.8)	$26.3	$(37.6)
Interest expense	18.6	21.6	39.3	44.1
Gain on debt extinguishment	—	—	(14.1)	—
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	(5.3)	(47.4)	1.1	(81.7)
Income tax expense (benefit)	1.0	(3.8)	2.7	(4.8)
Loss before equity in loss of unconsolidated entities	(6.3)	(43.6)	(1.6)	(76.9)
Equity in loss of unconsolidated entities	1.4	1.5	2.3	3.4
Net loss	$(7.7)	$(45.1)	$(3.9)	$(80.3)

Loss per share
Basic and diluted	$(0.16)	$(0.94)	$(0.08)	$(1.68)

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

Weighted average number of common shares outstanding
Basic and diluted	47.4	47.9	47.5	47.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(7.7)	$(45.1)	$(3.9)	$(80.3)

Other comprehensive income (loss)
Translation adjustments	(1.3)	1.8	7.1	(23.1)
Other comprehensive income (loss), before tax	(1.3)	1.8	7.1	(23.1)

Income tax benefit related to items of other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(1.3)	1.8	7.1	(23.1)

Comprehensive income (loss)	$(9.0)	$(43.3)	$3.2	$(103.4)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$8.7	$10.8
Receivables, less allowances for doubtful accounts of $54.7 million at June 30, 2016, and $50.1 million at December 31, 2015	524.3	648.7
Inventories	269.9	280.1
Prepaid expenses and other current assets	45.0	38.2
Restricted cash	14.6	13.5
Total current assets	862.5	991.3

Property, plant and equipment—net	1,575.0	1,675.8
Other intangible assets—net	69.7	110.5
Equity method investments in unconsolidated entities	2.8	4.4
Other long-term assets	73.3	65.5
Total assets	$2,583.3	$2,847.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$320.1	$358.8
Amounts owing in satisfaction of bankruptcy claims	2.4	1.4
Accrued liabilities	320.2	347.5
Short-term debt and current portion of long-term debt	85.8	94.6
Current portion of capital lease obligations	5.4	5.1
Total current liabilities	733.9	807.4

Long-term debt	1,096.6	1,239.9
Unsecured notes to be issued	6.9	7.1
Capital lease obligations	8.1	9.7
Deferred income taxes	58.1	59.0
Other long-term liabilities	284.3	300.5
Total liabilities	2,187.9	2,423.6

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	917.4	956.7
Treasury stock, at cost	(154.6)	(193.6)
Accumulated deficit	(223.4)	(188.1)
Accumulated other comprehensive loss	(145.4)	(152.5)
Total shareholders' equity	395.4	423.9
Total liabilities and shareholders' equity	$2,583.3	$2,847.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(3.9)	$(80.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	155.7	164.7
Impairment charges	16.8	24.1
Goodwill impairment	—	23.3
Amortization of debt issuance costs and original issue discount	2.2	2.2
Gain on debt extinguishment	(14.1)	—
Stock-based compensation	8.2	5.9
Gain on sale or disposal of property, plant and equipment	(6.3)	(0.3)
Deferred income taxes	(1.5)	(10.1)
Equity in loss of unconsolidated entities	2.3	3.4
Changes in operating assets and liabilities—net of acquisitions	60.2	(9.5)
Net cash provided by operating activities	219.6	123.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(40.6)	(83.3)
Cost investment in unconsolidated entities	(9.9)	(1.2)
Proceeds from the sale of property, plant and equipment	10.8	2.5
Proceeds from the sale of investments	—	3.5
Transfers from restricted cash	—	0.5
Acquisition of businesses—net of cash acquired	(0.9)	(79.9)
Net cash used in investing activities	(40.6)	(157.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	19.7	—
Payments of long-term debt	(148.6)	(44.6)
Payments of capital lease obligations	(2.6)	(2.4)
Borrowings on revolving credit facilities	488.3	793.2
Payments on revolving credit facilities	(499.1)	(678.5)
Payments of debt financing fees	(0.1)	—
Bankruptcy claim payments on unsecured notes to be issued	(0.2)	(0.1)
Purchases of treasury stock	(8.8)	—
Sale of stock for options exercised	1.7	2.2
Shares withheld from employees for the tax obligations paid on equity grants	(1.4)	(1.6)
Tax benefit on equity award activity	—	1.6
Payment of cash dividends	(29.5)	(30.1)
Net cash provided by (used in) financing activities	(180.6)	39.7
Effect of exchange rates on cash and cash equivalents	(0.5)	(1.2)
Net increase (decrease) in cash and cash equivalents	(2.1)	4.0
Cash and cash equivalents at beginning of period	10.8	9.6
Cash and cash equivalents at end of period	$8.7	$13.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations. The results of operations and accounts of businesses acquired are included in the condensed consolidated financial statements from the dates of acquisition (see Note 2, "Acquisitions and Strategic Investments"). During 2016, the Company modified its presentation of byproduct recoveries to include byproduct recoveries as a reduction of cost of sales–products in the condensed consolidated statements of operations. Previously, byproduct recoveries were reported in net sales–products. Classification of byproduct recoveries as a reduction of cost of sales aligns the proceeds from byproduct recoveries with the corresponding manufacturing costs. The condensed consolidated statements of operations and corresponding notes to the financial statements for the three and six months ended June 30, 2015, have been reclassified to reflect this change in presentation. This reclassification had no impact on operating income (loss) or net earnings (loss) in the condensed consolidated statements of operations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2015, and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC on February 23, 2016.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 2016 and 2015. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
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

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2016 and 2015, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee termination charges	$1.7	$7.4	$6.6	$12.5
Impairment charges	0.1	17.8	16.8	24.1
Transaction-related charges (income)	0.9	1.0	1.5	(8.2)
Integration costs	—	2.0	0.1	3.8
Other restructuring charges	4.7	6.1	11.3	12.2
Total	$7.4	$34.3	$36.3	$44.4

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 19, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

Since 2010, the Company has implemented restructuring programs to eliminate excess manufacturing capacity and properly align its cost structure. The Company has announced a total of 33 plant closures and has reduced headcount by approximately 11,000 employees since 2010.

The Company announced the closures of the Atglen, Pennsylvania and Lenexa, Kansas plants during the six months ended June 30, 2016. The Company recorded the following charges as a result of plant closures and other restructuring programs:

•
Employee termination charges of $1.7 million and $6.6 million were recorded during the three and six months ended June 30, 2016, respectively, and $7.4 million and $12.5 million were recorded during the three and six months ended June 30, 2015, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
There were no integration costs recorded during the three months ended June 30, 2016. Integration costs of $0.1 million were recorded during the six months ended June 30, 2016. Integration costs of $2.0 million and $3.8 million were recorded during the three and six months ended June 30, 2015, respectively, and were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of acquired companies.

•
Other restructuring charges of $4.7 million and $11.3 million were recorded during the three and six months ended June 30, 2016, respectively, which consisted of the following: (1) $3.1 million and $7.1 million, respectively, of vacant facility carrying costs; (2) $1.3 million and $3.8 million, respectively, of equipment and infrastructure removal costs from closed plants; and (3) $0.3 million and $0.4 million, respectively, of lease exit charges. Other restructuring charges of $6.1 million and $12.2 million, respectively, were recorded during the three and six months ended June 30, 2015, which consisted of the following: (1) $4.5 million and $6.7 million, respectively, of vacant facility carrying costs; (2) $0.9 million and $1.3 million, respectively, of equipment and infrastructure removal costs from closed plants; and (3) $0.7 million and $4.2 million, respectively, of lease exit charges primarily related to the closure of the Atlanta, Georgia facility.

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $0.1 million and $16.8 million during the three and six months ended June 30, 2016, respectively, which consisted of the following: (1) $12.1 million during the six months ended June 30, 2016 of land and building impairment charges related to the Atglen, Pennsylvania plant closure; and (2) $0.1 million and $4.7 million during the three and six months ended June 30, 2016, respectively, of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The Company recognized impairment charges of $17.8 million and $24.1 million during the three and six months ended June 30, 2015, respectively, which consisted of the following: (1) $16.7 million of impairment charges recorded in the second quarter of 2015 to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," for additional details related to the impairment of the Company's equity method investment in Chile); (2) $1.1 million and $5.2 million, respectively, of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; and (3) $2.2 million of impairment charges recorded in the first quarter of 2015 for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina subsidiaries, World Color Argentina, S.A. and Anselmo L. Morvillo S.A. (the "Argentina Subsidiaries").

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

Transaction-Related Charges (Income)

The Company incurs transaction-related charges (income) primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $0.9 million and $1.5 million during the three and six months ended June 30, 2016, respectively. The Company recognized transaction-related charges of $1.0 million and income of $8.2 million during the three and six months ended June 30, 2015, respectively, which, in the six month period, included a $10.0 million non-recurring gain as a result of Courier Corporation's ("Courier") termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $1.8 million of professional service fees primarily for the terminated acquisition of Courier and for the acquisitions of Marin's and Copac. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the six months ended June 30, 2016, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2015	$24.4	$—	$0.1	$1.4	$13.0	$38.9
Expense	6.6	16.8	1.5	0.1	11.3	36.3
Cash payments	(23.4)	—	(1.1)	(0.3)	(13.7)	(38.5)
Non-cash adjustments	(0.2)	(16.8)	—	(0.1)	(1.4)	(18.5)
Balance at June 30, 2016	$7.4	$—	$0.5	$1.1	$9.2	$18.2

The Company's restructuring, impairment and transaction-related reserves at June 30, 2016, included a short-term and a long-term component. The short-term portion included $11.6 million in accrued liabilities and $1.0 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $5.6 million is included in other long-term liabilities (see Note 13, "Other Long-Term Liabilities") in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
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

The Company recorded a $23.3 million non-cash goodwill impairment charge during the six months ended June 30, 2015, for the Latin America reporting unit within the International segment as a result of the March 31, 2015, interim goodwill assessment. The goodwill impairment charge resulted from a reduction in estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows due to volume and pricing pressures as compared to expectations in the last annual goodwill impairment assessment performed as of October 31, 2014.

All remaining goodwill was impaired in the third and fourth quarters of 2015, and the accumulated goodwill impairment losses and the carrying value of goodwill at June 30, 2016, and December 31, 2015, were as follows:

	United States Print and Related Services	International	Total
Goodwill	$778.3	$30.0	$808.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)
Balance at June 30, 2016 and December 31, 2015	$—	$—	$—

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Other Intangible Assets

The components of other intangible assets at June 30, 2016, and December 31, 2015, were as follows:

		June 30, 2016			December 31, 2015
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	7	$22.6	$(8.0)	$14.6	$22.1	$(5.5)	$16.6
Capitalized software	5	6.5	(6.2)	0.3	6.5	(6.2)	0.3
Acquired technology	5	6.3	(6.3)	—	6.2	(5.9)	0.3
Customer relationships	6	460.1	(405.3)	54.8	459.4	(366.1)	93.3
Total		$495.5	$(425.8)	$69.7	$494.2	$(383.7)	$110.5

The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at June 30, 2016, and December 31, 2015, differs from the value originally recorded at acquisition due to impairment charges recorded and the effects of currency fluctuations between the purchase date and June 30, 2016, and December 31, 2015.

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on other intangible assets for the three and six months ended June 30, 2016, and for the three months ended June 30, 2015. The Company recorded other intangible asset impairment charges of $0.1 million for the six months ended June 30, 2015, (see Note 3, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges).

Amortization expense for other intangible assets was $21.3 million and $41.4 million for the three and six months ended June 30, 2016, respectively, and $20.5 million and $39.6 million for the three and six months ended June 30, 2015, respectively. The estimated future amortization expense related to other intangible assets as of June 30, 2016, was as follows:

Amortization Expense
Remainder of 2016	$9.3
2017	18.1
2018	17.6
2019	12.8
2020	7.6
2021 and thereafter	4.3
Total	$69.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 5. Inventories

The components of inventories at June 30, 2016, and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Raw materials and manufacturing supplies	$153.1	$154.8
Work in process	46.3	51.0
Finished goods	70.5	74.3
Total	$269.9	$280.1

Note 6. Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2016, and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Land	$128.6	$135.9
Buildings	942.0	952.6
Machinery and equipment	3,623.2	3,603.9
Other(1)	196.5	194.1
Construction in progress	25.5	24.2
Property, plant and equipment—gross	$4,915.8	$4,910.7
Less: accumulated depreciation	(3,340.8)	(3,234.9)
Property, plant and equipment—net	$1,575.0	$1,675.8
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

The Company recorded impairment charges of $0.1 million and $16.8 million for the three and six months ended June 30, 2016, respectively, and $1.1 million and $7.3 million for the three and six months ended June 30, 2015, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 3, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges).

The Company recognized depreciation expense of $56.3 million and $114.3 million for the three and six months ended June 30, 2016, respectively, and $62.9 million and $125.1 million for the three and six months ended June 30, 2015, respectively.

Assets Held for Sale

The Company considered certain closed facilities for held for sale classification on the condensed consolidated balance sheets. The net book value of assets held for sale was $6.7 million and $6.3 million as of June 30, 2016, and December 31, 2015, respectively. These assets were carried at the lesser of original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internal expertise related to current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 7. Equity Method Investments in Unconsolidated Entities

The Company has a 49% ownership interest in Plural Industria Gráfica Ltda. ("Plural"), a commercial printer based in São Paulo, Brazil. The Company had a 50% ownership interest in Quad/Graphics Chile S.A. ("Chile"), a commercial printer based in Santiago, Chile, until the Company sold its ownership interest in Chile on July 31, 2015, for $10.5 million. The Company's ownership interest in Plural and Chile was accounted for using the equity method of accounting for all periods presented. The Company's equity loss of Plural's and Chile's operations was recorded in equity in loss of unconsolidated entities in the Company's condensed consolidated statements of operations and was included within the International segment.

The Company reviews its equity method investments regularly for indicators of other than temporary impairment. During the second quarter of 2015, the Company recorded a $16.7 million impairment charge to reduce the book value of the 50% ownership interest in Chile to fair value based on the intent to sell the investment. The impairment was recorded in restructuring, impairment and transaction-related charges on the condensed consolidated statement of operations and was included within the International segment. The fair value measurement of the investment, which was classified as Level 3 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs), was determined using internal expertise of current marketplace conditions.

The combined condensed statements of operations of unconsolidated entities for the three and six months ended June 30, 2016 and 2015, are presented below. Results from the Chile equity method investment are included in the following table through the July 31, 2015 sale date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$18.5	$29.7	$32.5	$67.9
Operating loss	2.0	2.9	3.0	6.2
Net loss	2.8	3.0	4.6	6.9

Note 8. Commitments and Contingencies

Litigation

The Company is named as a defendant in various lawsuits in which claims are asserted against the Company in the normal course of business. The liabilities, if any, which may ultimately result from such lawsuits are not expected by management to have a material impact on the condensed consolidated financial statements of the Company.

In April 2016, the Company self-reported to the SEC and the Department of Justice ("DOJ") certain Foreign Corrupt Practices Act ("FCPA") issues related to its Peru operations. These issues appear to be isolated to the Company's Peru operations, which had approximate annual sales ranging from $55 million to $85 million since the date that the Company acquired those operations in July 2010. The self-reported issues were identified by the Company's financial internal controls. The Company, under the oversight of its Audit Committee and Board of Directors, proactively initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. In connection with this investigation, the Company has made and continues to evaluate certain enhancements to its compliance program. The Company is fully cooperating with the SEC and the DOJ. At this time, the Company does not anticipate any material adverse effect on its business or financial condition as a result of this matter.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
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

Note 9. World Color Press Inc. Insolvency Proceedings

The Company continues to manage the bankruptcy claim settlement process for the Quebecor World Inc. ("QWI") bankruptcy proceedings in the United States and Canada (QWI changed its name to World Color Press Inc. ("World Color Press") upon emerging from bankruptcy on July 21, 2009). To the extent claims are allowed, the holders of such claims are entitled to receive recovery, with the nature of such recovery dependent upon the type and classification of such claims. In this regard, with respect to certain types of claims, the holders thereof are entitled to receive cash and/or unsecured notes, while the holders of certain other types of claims are entitled to receive a combination of Quad/Graphics common stock and cash (the "Class 4 Claims"), in accordance with the terms of the World Color Press acquisition agreement.

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.3 million and $1.4 million of such recorded claims have yet to be paid as of June 30, 2016, and December 31, 2015, respectively. With respect to claims asserted by the holders thereof as being entitled to Class 4 Claims, during the second quarter of 2016 the Company was provided $1.1 million of restricted cash to satisfy the cash portion of the remaining Class 4 Claims. The obligations for both the priority cash claims and the Class 4 Claims are classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

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

During the six months ended June 30, 2016, $0.2 million was paid to Class 3 Claim creditors, and no refunds of restricted cash were received. At June 30, 2016, a $11.5 million maximum potential payout to the Class 3 Claim creditors remained and was classified as restricted cash in the condensed consolidated balance sheet. Based on the Company's analysis of the outstanding Class 3 claims, the Company had a liability of $6.9 million at June 30, 2016, classified as unsecured notes to be issued in the condensed consolidated balance sheets. Activity impacting restricted cash and unsecured notes to be issued for the six months ended June 30, 2016, was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2015	$11.5	$7.1
Class 3 Claim payments	—	(0.2)
Balance at June 30, 2016	$11.5	$6.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The components of restricted cash at June 30, 2016, and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Defeasance of unsecured notes to be issued	$11.5	$11.5
Restricted cash for Class 4 Claim payments	1.1	—
Other	2.0	2.0
Total	$14.6	$13.5

While the liabilities recorded for any bankruptcy matters are based on management's current assessment of the amount likely to be paid, it is not possible to identify the final amount of priority cash claims, Class 4 claims or Class 3 claims that will ultimately be allowed by the United States Bankruptcy Court. Therefore, payments for amounts owing in satisfaction of bankruptcy claims could be higher than the amounts accrued on the condensed consolidated balance sheets, which would require additional cash payments to be made and expense to be recorded for the amount exceeding the Company's estimate. Amounts payable related to the unsecured notes could exceed current estimates, which would require additional expense to be recorded. The Company has resolved the majority of claims since acquiring World Color Press in 2010, but the ultimate timing for completion of the bankruptcy process depends on the resolution of the remaining claims.

Note 10. Debt

The components of long-term debt as of June 30, 2016, and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Master note and security agreement	$173.4	$260.4
Term loan A—$450.0 million due April 2019	393.8	410.6
Term loan B—$300.0 million due April 2021	291.9	293.2
Revolving credit facility—$850.0 million due April 2019	60.0	70.8
Senior unsecured notes—$300.0 million due May 2022	243.5	300.0
International term loan—$19.7 million due December 2021	19.7	—
International revolving credit facility—$12.7 million	—	—
Equipment term loans	11.5	13.4
Other	1.7	2.2
Debt issuance costs	(13.1)	(16.1)
Total debt	$1,182.4	$1,334.5
Less: short-term debt and current portion of long-term debt	(85.8)	(94.6)
Long-term debt	$1,096.6	$1,239.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Gain on Debt Extinguishment

The gain on debt extinguishment recorded during the six months ended June 30, 2016, was as follows:

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

Master Note and Security Agreement Tender

The Company redeemed $60.1 million of its senior notes under the Master Note and Security Agreement, resulting in a net loss on debt extinguishment of $0.2 million during the six months ended June 30, 2016. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current London Interbank Offered Rate ("LIBOR") rates.

Senior Unsecured Note Repurchases

The Company repurchased $56.5 million of its $300.0 million aggregate principal amount of unsecured 7.0% senior notes due May 1, 2022, (the "Senior Unsecured Notes") in the open market, resulting in a net gain on debt extinguishment of $14.3 million during the six months ended June 30, 2016. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were primarily completed to efficiently reduce debt balances and interest expense based on current LIBOR rates.

International Debt Obligations

The Company entered into a fixed rate Euro denominated international term loan on December 28, 2015, for purposes of financing certain capital expenditures and general business needs. The term loan has a term of six years maturing on December 28, 2021. The $19.7 million term loan was fully funded as of June 30, 2016, through an $18.5 million tranche with a five year life maturing on December 31, 2020, bearing interest at a fixed rate of 1.72% and a $1.2 million tranche with a five year life maturing on March 31, 2021, bearing interest at a fixed rate of 1.71%.

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.2 billion at June 30, 2016, and December 31, 2015. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of June 30, 2016:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended June 30, 2016, the Company's total leverage ratio was 2.45 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2016, the Company's senior secured leverage ratio was 1.96 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended June 30, 2016, the Company's minimum interest coverage ratio was 6.27 to 1.00).

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The Company's liability for unrecognized tax benefits as of June 30, 2016, was $29.9 million. The Company anticipates a $1.1 million decrease to its liability for unrecognized tax benefits within the next twelve months due to resolution of income tax audits or statute expirations.

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

Level 3:	Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of June 30, 2016.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of June 30, 2016, and December 31, 2015. See Note 10, "Debt," for further discussion on the fair value of the Company's debt.

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

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of June 30, 2016.

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the three and six months ended June 30, 2016 and 2015, as the Company takes delivery in the normal course of business.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 13. Other Long-Term Liabilities

The components of other long-term liabilities as of June 30, 2016, and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Single employer pension obligations	$129.2	$136.0
Multiemployer pension plans—withdrawal liability	25.7	31.0
Tax-related liabilities	22.6	22.2
Employee-related liabilities	63.5	64.6
Restructuring reserve	5.6	6.6
Other	37.7	40.1
Total	$284.3	$300.5

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

The components of net pension income for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$(5.2)	$(6.7)	$(10.3)	$(13.4)
Expected return on plan assets	7.9	8.7	15.8	17.4
Net pension income	$2.7	$2.0	$5.5	$4.0

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The Company made the following contributions and benefit payments to its defined benefit pension plans during the six months ended June 30, 2016:

Six Months Ended
June 30, 2016
Contributions on qualified pension plans	$0.3
Benefit payments on non-qualified pension plans	1.0
Total	$1.3

On April 1, 2016, the Company provided the option to receive a lump-sum pension payment to a select group of terminated vested participants. Total lump sum payments of $63.3 million have been paid from January 1, 2016 to July 15, 2016, of which $56.4 million was paid in July 2016 under the lump-sum program. The Company will record a non-cash settlement charge of $6.5 million during the third quarter of 2016 in connection with the lump sum payments. The settlement charge will be classified as restructuring, impairment and transaction-related charges in the condensed consolidated statement of operations.

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

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The Company is currently in litigation with the MEPPs' trustees to determine the amount and duration of the withdrawal payments. Arbitration proceedings with the GCIU and GCC have been completed, both sides have appealed the arbitrator's ruling, and litigation in Federal court has commenced. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. The Company made monthly payments totaling $5.8 million and $6.2 million for the six months ended June 30, 2016 and 2015, respectively, as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators.

The Company has reserved $41.8 million as its estimate of the total MEPPs withdrawal liability as of June 30, 2016, of which $25.7 million is recorded in other long-term liabilities, $10.6 million is recorded in accrued liabilities and $5.5 million is recorded in unsecured notes to be issued in the condensed consolidated balance sheets. This estimate may increase or decrease depending on the final conclusion of the litigation with the MEPPs' trustees.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 15. Loss Per Share

Basic loss per share is computed as net loss divided by the basic weighted average common shares outstanding of 47.4 million and 47.5 million for the three and six months ended June 30, 2016, respectively, and 47.9 million and 47.8 million shares for the three and six months ended June 30, 2015, respectively. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the following: (1) the amount the employee must pay upon exercise of the award; (2) the amount of unearned stock-based compensation costs attributable to future services; and (3) for the three and six months ended June 30, 2015, the amount of excess tax benefits, if any, that would be credited to additional paid-in capital, assuming exercise of the award. The calculation of total proceeds for the three and six months ended June 30, 2016, excludes the excess tax benefits as a result of the early prospective adoption of new accounting guidance related to share-based compensation during the second quarter of 2016, with retrospective application to January 1, 2016. See Note 21, "New Accounting Pronouncements," for further discussion of the adoption of the new accounting standard related to share-based compensation and its impacts to the condensed consolidated financial statements.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the three and six months ended June 30, 2016 and 2015, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for those periods.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three and six months ended June 30, 2016 and 2015, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net loss	$(7.7)	$(45.1)	$(3.9)	$(80.3)

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	47.4	47.9	47.5	47.8
Plus: effect of dilutive equity incentive instruments	—	—	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	47.4	47.9	47.5	47.8

Loss per share
Basic and diluted	$(0.16)	$(0.94)	$(0.08)	$(1.68)

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30	$0.60	$0.60

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees; and (2) to increase shareholder value. The Omnibus Plan provides for an aggregate 7,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of June 30, 2016, there were 68,177 shares available for issuance under the Omnibus Plan.

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

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $3.0 million and $8.2 million for the three and six months ended June 30, 2016, respectively, and $3.2 million and $5.9 million for the three and six months ended June 30, 2015, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of June 30, 2016, was estimated to be $20.5 million. Estimated future compensation expense is $6.5 million for 2016, $8.9 million for 2017, $4.5 million for 2018 and $0.6 million for 2019.

Net tax benefit (expense) on equity award activity was an expense of $0.5 million and a benefit of $1.6 million during the six months ended June 30, 2016 and 2015, respectively. With the prospective adoption of the new accounting standard on share-based compensation, net tax benefit (expense) on equity award activity is included in net earnings (loss) in the operating activities section of the condensed consolidated statement of cash flows for the six months ended June 30, 2016. See Note 21, "New Accounting Pronouncements," for further discussion of the adoption of the new accounting standard related to share-based compensation and its impacts to the condensed consolidated financial statements. Net tax benefit (expense) on equity award activity is shown as tax benefit on equity award activity in the financing activities section of the condensed consolidated statement of cash flows for the six months ended June 30, 2015.

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

There were no stock options granted during the three and six months ended June 30, 2016 and 2015. There was no compensation expense recognized related to stock options for the three and six months ended June 30, 2016. There was no compensation expense recognized related to stock options for the three months ended June 30, 2015, and $0.1 million recognized for the six months ended June 30, 2015. There is no future compensation expense for stock options as of June 30, 2016.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the six months ended June 30, 2016:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2015	3,290,336	$21.37	3.6	$—
Granted	—	—
Exercised	(130,424)	13.96
Canceled/forfeited/expired	(21,485)	26.54
Outstanding and exercisable at June 30, 2016	3,138,427	$21.64	3.0	$13.4

The intrinsic value of options outstanding and exercisable at June 30, 2016, and December 31, 2015, was based on the fair value of the stock price. All outstanding options were vested as of June 30, 2016.

The following table is a summary of the stock option exercises and vesting activity for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total intrinsic value of stock options exercised	$0.8	$0.4	$0.8	$1.3
Cash received from stock option exercises	1.7	0.9	1.7	2.2
Total grant date fair value of stock options vested	—	—	0.3	1.8

Performance Share and Performance Share Units

Performance share ("PS") and performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's class A common stock which are awarded to employees of the Company. There were no PS or PSU awards granted during the three and six months ended June 30, 2016 and 2015. Shares awarded in 2013 had a performance period of three years that ended December 31, 2015. The Company did not achieve the established performance targets for the performance period ended December 31, 2015; therefore, the PS and PSU awards were canceled.

Compensation expense for awards granted was recognized based on a best estimate of the anticipated payout, net of estimated forfeitures. There was no compensation expense recognized related to PS and PSUs for the three and six months ended June 30, 2016. Compensation expense (income) recognized related to PS and PSUs was income of $0.3 million for the three months ended June 30, 2015, and expense of $0.2 million for the six months ended June 30, 2015. There is no future compensation expense for PS and PSUs as of June 30, 2016.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
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

The following table is a summary of RS and RSU award activity for the six months ended June 30, 2016:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2015	1,549,624	$22.56	1.3	97,746	$16.58	1.7
Granted	1,311,592	9.38		167,500	9.30
Vested	(331,979)	20.39		(14,554)	20.51
Forfeited	(32,990)	23.01		(13,722)	18.19
Nonvested at June 30, 2016	2,496,247	$15.92	1.9	236,970	$11.10	2.3

During the three months ended June 30, 2016, RS awards of 31,592 shares were granted at a weighted average grant date fair value of $12.69. There were no RSU awards granted during the three months ended June 30, 2016. During the six months ended June 30, 2016, RS awards of 1,311,592 shares and RSU awards of 167,500 units were granted at a weighted-average grant date fair value of $9.38 and $9.30, respectively. During the three and six months ended June 30, 2015, RS awards of 588,456 shares and RSU awards of 70,445 units were granted at a weighted-average grant date fair value of $23.10 and $23.11, respectively. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense recognized for RS and RSUs was $3.0 million and $7.4 million for the three and six months ended June 30, 2016, respectively, and $2.7 million and $4.8 million for the three and six months ended June 30, 2015, respectively. Total future compensation expense for all RS and RSUs granted as of June 30, 2016, is approximately $20.5 million. Estimated future compensation expense is $6.5 million for 2016, $8.9 million for 2017, $4.5 million for 2018 and $0.6 million for 2019.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the six months ended June 30, 2016:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	156,807	$20.51
Granted	78,750	9.30
Dividend equivalents granted	8,174	16.58
Settled	—	—
Forfeited	—	—
Outstanding at June 30, 2016	243,731	$16.76

There were no DSU awards granted during the three months ended June 30, 2016. DSU awards of 78,750 units were granted at a weighted-average grant date fair value of $9.30 during the six months ended June 30, 2016. During the three and six months ended June 30, 2015, DSU awards of 34,139 units were granted at a weighted-average grant date fair value of $23.11. Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents, and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Dividend equivalents granted were 3,244 and 8,174 units during the three and six months ended June 30, 2016, respectively, and 2,303 and 3,730 units during the three and six months ended June 30, 2015, respectively.

There was no compensation expense recorded for DSUs during the three months ended June 30, 2016, and $0.8 million of compensation expense was recorded for DSUs during the six months ended June 30, 2016. Compensation expense recorded for DSUs was $0.8 million during the three and six months ended June 30, 2015. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 17. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
June 30, 2016		35.8	4.2	40.0
December 31, 2015		35.4	4.6	40.0

Class B stock ($0.025 par value)	80.0
June 30, 2016		14.2	0.8	15.0
December 31, 2015		14.2	0.8	15.0

Class C stock ($0.025 par value)	20.0
June 30, 2016		—	0.5	0.5
December 31, 2015		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at June 30, 2016, and December 31, 2015. The Company has no present plans to issue any preferred stock.

On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. There were no share repurchases during the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company repurchased 984,190 shares of its class A common stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million. As of June 30, 2016, there were $82.9 million of authorized repurchases remaining under the program.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The dividend activity related to the then outstanding shares for the six months ended June 30, 2016 and 2015, was as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2016
Q2 Dividend	May 3, 2016	June 6, 2016	June 17, 2016	$0.30
Q1 Dividend	February 19, 2016	March 7, 2016	March 18, 2016	0.30
2015
Q2 Dividend	May 5, 2015	June 8, 2015	June 19, 2015	$0.30
Q1 Dividend	February 23, 2015	March 9, 2015	March 20, 2015	0.30

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Activity impacting shareholders' equity for the six months ended June 30, 2016, was as follows:

Shareholders' Equity
Balance at December 31, 2015	$423.9
Net loss	(3.9)
Foreign currency translation adjustments	7.1
Cash dividends declared	(31.4)
Stock-based compensation	8.2
Purchases of treasury stock	(8.8)
Sale of stock for options exercised	1.7
Shares withheld from employees for the tax obligations paid on equity grants	(1.4)
Balance at June 30, 2016	$395.4

Note 18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2016, were as follows:

	Translation Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2015	$(126.9)	$(25.6)	$(152.5)
Other comprehensive income before reclassifications	7.1	—	7.1
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—
Net other comprehensive income	7.1	—	7.1
Balance at June 30, 2016	$(119.8)	$(25.6)	$(145.4)

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2015, were as follows:

	Translation Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2014	$(88.7)	$(27.9)	$(116.6)
Other comprehensive loss before reclassifications	(23.1)	—	(23.1)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—
Net other comprehensive loss	(23.1)	—	(23.1)
Balance at June 30, 2015	$(111.8)	$(27.9)	$(139.7)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
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

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as strategic investments in printing operations in Brazil and India. This segment provides printed products and complementary service offerings consistent with the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Company's Senior Unsecured Notes indenture represent less than 2.0% of total consolidated assets as of June 30, 2016, and less than 2.0% of total consolidated net sales for the three and six months ended June 30, 2016.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the three and six months ended June 30, 2016 and 2015:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges	Goodwill Impairment
	Products	Services
Three months ended June 30, 2016
United States Print and Related Services	$786.2	$140.7	$29.5	$4.3	$—
International	101.2	4.2	(1.4)	1.7	—
Total operating segments	887.4	144.9	28.1	6.0	—
Corporate	—	—	(14.8)	1.4	—
Total	$887.4	$144.9	$13.3	$7.4	$—

Three months ended June 30, 2015
United States Print and Related Services	$823.6	$145.3	$12.6	$8.1	$—
International	86.8	4.3	(27.9)	24.5	—
Total operating segments	910.4	149.6	(15.3)	32.6	—
Corporate	—	—	(10.5)	1.7	—
Total	$910.4	$149.6	$(25.8)	$34.3	$—

Six months ended June 30, 2016
United States Print and Related Services	$1,596.5	$280.9	$56.0	$31.6	$—
International	188.2	9.2	2.0	2.0	—
Total operating segments	1,784.7	290.1	58.0	33.6	—
Corporate	—	—	(31.7)	2.7	—
Total	$1,784.7	$290.1	$26.3	$36.3	$—

Six months ended June 30, 2015
United States Print and Related Services	$1,662.8	$297.5	$30.3	$22.7	$—
International	177.9	9.8	(55.4)	27.4	23.3
Total operating segments	1,840.7	307.3	(25.1)	50.1	23.3
Corporate	—	—	(12.5)	(5.7)	—
Total	$1,840.7	$307.3	$(37.6)	$44.4	$23.3

Restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2016 and 2015, are further described in Note 3, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income (loss) results by segment above. Goodwill impairment for the six months ended June 30, 2015, is further described in Note 4, "Goodwill and Other Intangible Assets," and is included in the operating income (loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income (loss) to earnings (loss) before income taxes and equity in loss of unconsolidated entities as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income (loss)	$13.3	$(25.8)	$26.3	$(37.6)
Less: interest expense	18.6	21.6	39.3	44.1
Less: gain on debt extinguishment	—	—	(14.1)	—
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$(5.3)	$(47.4)	$1.1	$(81.7)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The following condensed consolidating financial information reflects the summarized financial information of Quad/Graphics, the Company's Guarantor Subsidiaries on a combined basis and the Company's non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$420.5	$584.7	$119.5	$(92.4)	$1,032.3
Cost of sales	315.0	502.1	96.3	(92.4)	821.0
Selling, general and administrative expenses	69.5	30.6	12.9	—	113.0
Depreciation and amortization	44.3	24.6	8.7	—	77.6
Restructuring, impairment and transaction-related charges	7.5	(1.6)	1.5	—	7.4
Total operating expenses	436.3	555.7	119.4	(92.4)	1,019.0
Operating income (loss)	$(15.8)	$29.0	$0.1	$—	$13.3
Interest expense (income)	18.9	(1.3)	1.0	—	18.6
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(34.7)	30.3	(0.9)	—	(5.3)
Income tax expense (benefit)	(2.3)	3.0	0.3	—	1.0
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(32.4)	27.3	(1.2)	—	(6.3)
Equity in (earnings) loss of consolidated entities	(24.7)	(1.8)	—	26.5	—
Equity in (earnings) loss of unconsolidated entities	—	—	1.4	—	1.4
Net earnings (loss)	$(7.7)	$29.1	$(2.6)	$(26.5)	$(7.7)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(7.7)	$29.1	$(2.6)	$(26.5)	$(7.7)
Other comprehensive income (loss), net of tax	(1.3)	(0.2)	(1.0)	1.2	(1.3)
Total comprehensive income (loss)	$(9.0)	$28.9	$(3.6)	$(25.3)	$(9.0)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$398.5	$656.2	$104.8	$(99.5)	$1,060.0
Cost of sales	305.4	563.6	88.2	(99.5)	857.7
Selling, general and administrative expenses	63.6	36.0	10.8	—	110.4
Depreciation and amortization	44.9	30.0	8.5	—	83.4
Restructuring, impairment and transaction-related charges	1.7	7.9	24.7	—	34.3
Total operating expenses	415.6	637.5	132.2	(99.5)	1,085.8
Operating income (loss)	$(17.1)	$18.7	$(27.4)	$—	$(25.8)
Interest expense (income)	20.8	(0.5)	1.3	—	21.6
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(37.9)	19.2	(28.7)	—	(47.4)
Income tax expense (benefit)	(11.2)	5.2	2.2	—	(3.8)
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(26.7)	14.0	(30.9)	—	(43.6)
Equity in (earnings) loss of consolidated entities	18.4	1.2	—	(19.6)	—
Equity in (earnings) loss of unconsolidated entities	—	—	1.5	—	1.5
Net earnings (loss)	$(45.1)	$12.8	$(32.4)	$19.6	$(45.1)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(45.1)	$12.8	$(32.4)	$19.6	$(45.1)
Other comprehensive income (loss), net of tax	1.8	0.1	1.3	(1.4)	1.8
Total comprehensive income (loss)	$(43.3)	$12.9	$(31.1)	$18.2	$(43.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$859.0	$1,172.6	$224.5	$(181.3)	$2,074.8
Cost of sales	623.9	1,003.3	178.6	(181.3)	1,624.5
Selling, general and administrative expenses	138.8	69.3	23.9	—	232.0
Depreciation and amortization	89.7	49.8	16.2	—	155.7
Restructuring, impairment and transaction-related charges	18.9	15.3	2.1	—	36.3
Total operating expenses	871.3	1,137.7	220.8	(181.3)	2,048.5
Operating income (loss)	$(12.3)	$34.9	$3.7	$—	$26.3
Interest expense (income)	39.7	(2.4)	2.0	—	39.3
Gain on debt extinguishment	(14.1)	—	—	—	(14.1)
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(37.9)	37.3	1.7	—	1.1
Income tax expense (benefit)	5.8	(3.3)	0.2	—	2.7
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(43.7)	40.6	1.5	—	(1.6)
Equity in (earnings) loss of consolidated entities	(39.8)	(3.3)	—	43.1	—
Equity in (earnings) loss of unconsolidated entities	—	—	2.3	—	2.3
Net earnings (loss)	$(3.9)	$43.9	$(0.8)	$(43.1)	$(3.9)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(3.9)	$43.9	$(0.8)	$(43.1)	$(3.9)
Other comprehensive income (loss), net of tax	7.1	(1.3)	5.6	(4.3)	7.1
Total comprehensive income (loss)	$3.2	$42.6	$4.8	$(47.4)	$3.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$850.6	$1,297.3	$199.7	$(199.6)	$2,148.0
Cost of sales	646.2	1,118.0	168.5	(199.6)	1,733.1
Selling, general and administrative expenses	123.0	79.1	18.0	—	220.1
Depreciation and amortization	89.7	59.5	15.5	—	164.7
Restructuring, impairment and transaction-related charges	(6.3)	23.6	27.1	—	44.4
Goodwill impairment	—	—	23.3	—	23.3
Total operating expenses	852.6	1,280.2	252.4	(199.6)	2,185.6
Operating income (loss)	$(2.0)	$17.1	$(52.7)	$—	$(37.6)
Interest expense (income)	42.1	(0.7)	2.7	—	44.1
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(44.1)	17.8	(55.4)	—	(81.7)
Income tax expense (benefit)	(7.6)	0.4	2.4	—	(4.8)
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(36.5)	17.4	(57.8)	—	(76.9)
Equity in (earnings) loss of consolidated entities	43.8	2.2	—	(46.0)	—
Equity in (earnings) loss of unconsolidated entities	—	—	3.4	—	3.4
Net earnings (loss)	$(80.3)	$15.2	$(61.2)	$46.0	$(80.3)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(80.3)	$15.2	$(61.2)	$46.0	$(80.3)
Other comprehensive income (loss), net of tax	(23.1)	—	(24.0)	24.0	(23.1)
Total comprehensive income (loss)	$(103.4)	$15.2	$(85.2)	$70.0	$(103.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$2.6	$1.8	$4.3	$—	$8.7
Receivables, less allowances for doubtful accounts	388.2	44.2	91.9	—	524.3
Intercompany receivables	—	1,085.3	—	(1,085.3)	—
Inventories	98.5	127.2	44.2	—	269.9
Other current assets	28.9	23.0	7.7	—	59.6
Total current assets	518.2	1,281.5	148.1	(1,085.3)	862.5

Property, plant and equipment—net	813.4	591.4	170.2	—	1,575.0
Investment in consolidated entities	1,732.8	59.6	—	(1,792.4)	—
Intangible assets—net	14.6	23.6	31.5	—	69.7
Intercompany loan receivable	95.9	—	—	(95.9)	—
Other long-term assets	37.3	6.4	32.4	—	76.1
Total assets	$3,212.2	$1,962.5	$382.2	$(2,973.6)	$2,583.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$174.8	$75.4	$69.9	$—	$320.1
Intercompany accounts payable	1,084.0	—	1.3	(1,085.3)	—
Short-term debt and current portion of long-term debt and capital lease obligations	82.8	3.4	5.0	—	91.2
Other current liabilities	220.2	74.4	28.0	—	322.6
Total current liabilities	1,561.8	153.2	104.2	(1,085.3)	733.9

Long-term debt and capital lease obligations	1,084.1	3.7	16.9	—	1,104.7
Intercompany loan payable	—	39.3	56.6	(95.9)	—
Other long-term liabilities	170.9	158.5	19.9	—	349.3
Total liabilities	2,816.8	354.7	197.6	(1,181.2)	2,187.9

Total shareholders' equity	395.4	1,607.8	184.6	(1,792.4)	395.4
Total liabilities and shareholders' equity	$3,212.2	$1,962.5	$382.2	$(2,973.6)	$2,583.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$138.6	$79.7	$1.3	$—	$219.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18.8)	(12.3)	(9.5)	—	(40.6)
Acquisition related investing activities—net of cash acquired	(0.9)	—	—	—	(0.9)
Intercompany investing activities	(0.8)	(71.7)	25.3	47.2	—
Other investing activities	(6.2)	5.1	2.0	—	0.9
Net cash from investing activities	(26.7)	(78.9)	17.8	47.2	(40.6)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	19.7	—	19.7
Payments of long-term debt and capital lease obligations	(149.5)	(1.7)	—	—	(151.2)
Borrowings on revolving credit facilities	449.3	—	39.0	—	488.3
Payments on revolving credit facilities	(460.1)	—	(39.0)	—	(499.1)
Purchases of treasury stock	(8.8)	—	—	—	(8.8)
Payment of cash dividends	(29.5)	—	—	—	(29.5)
Intercompany financing activities	86.8	0.1	(39.7)	(47.2)	—
Other financing activities	0.2	(0.2)	—	—	—
Net cash from financing activities	(111.6)	(1.8)	(20.0)	(47.2)	(180.6)

Effect of exchange rates on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Net increase (decrease) in cash and cash equivalents	0.3	(1.0)	(1.4)	—	(2.1)
Cash and cash equivalents at beginning of period	2.3	2.8	5.7	—	10.8
Cash and cash equivalents at end of period	$2.6	$1.8	$4.3	$—	$8.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 21. New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments. Under the new guidance, entities will be required to measure expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. This new guidance will require a modified retrospective transition approach, where the entity will need to apply a cumulative-effect adjustment to retained earnings (accumulated deficit) as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the impact of the adoption of ASU 2016-13 on the condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which simplifies the accounting for share-based payments, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statements of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. During the second quarter of 2016, the Company elected to early adopt ASU 2016-09, with retrospective application to January 1, 2016. Prior to the adoption of the ASU, excess tax benefits or expense related to stock-based compensation transactions were recognized in additional paid-in capital on the condensed consolidated balance sheets; following the adoption of the ASU, all excess tax benefits or expense related to stock-based compensation transactions are recognized prospectively as income tax expense (benefit) in the condensed consolidated statements of operations, and the excess tax benefits or expense from the stock-based compensation transactions previously included in financing activities on the condensed consolidated statements of cash flows are prospectively included as a component of net loss on the condensed consolidated statements of cash flows. See Note 15, "Loss Per Share," for the impacts of the adoption of ASU 2016-09 on the calculation of the effect of outstanding dilutive equity incentive instruments using the treasury stock method. See Note 16, "Equity Incentive Programs," for the Company's policy election on accounting for forfeitures. The adoption of ASU 2016-09 did not have a material impact on the condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-07 "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting" ("ASU 2016-07"), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply equity method accounting to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Instead, the equity method of accounting will be applied prospectively as an increase in the level of ownership interest or degree of influence occurs. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe the adoption of ASU 2016-07 will have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 "Leases (Topic 842)" ("ASU 2016-02"), which establishes a right-of-use model requiring a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This new guidance will require a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The modified retrospective transition approach would require the application of the new accounting model for the earliest year presented in the financial statements. The Company is evaluating the impact of the adoption of ASU 2016-02 on the condensed consolidated financial statements.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

In May 2014, the FASB issued Accounting Standards Update 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which provides revised guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. As amended, ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company plans to adopt the standard in the first quarter of 2018. The Company is evaluating the impact of ASU 2014-09 on the condensed consolidated financial statements and currently anticipates applying the modified retrospective approach when adopting this guidance.

Note 22. Subsequent Events

Declaration of Quarterly Dividend

On August 1, 2016, the Company declared a quarterly dividend of $0.30 per share, which will be paid on September 9, 2016, to shareholders of record as of August 29, 2016.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015, including the notes thereto, included in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2015, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the SEC on February 23, 2016.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the three months ended June 30, 2016, to the three months ended June 30, 2015; and (2) the six months ended June 30, 2016, to the six months ended June 30, 2015. The comparability of the Company's results of operations between periods was impacted by acquisitions, including the 2015 acquisitions of Marin's, Copac and Specialty. The results of operations of all acquisitions are included in the Company's condensed consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with complementary service offerings, including marketing strategy, media planning and placement, data insights, segmentation and response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 90% of the Company's consolidated net sales during the three and six months ended June 30, 2016.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as strategic investments in printing operations in Brazil and India. This segment provides printed products and complementary service offerings consistent with the United States Print and Related Services segment. The International segment accounted for approximately 10% of the Company's consolidated net sales during the three and six months ended June 30, 2016.

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

The Company continues to remain disciplined with its debt leverage. The Company's consolidated debt and capital leases decreased by $153 million during the six months ended June 30, 2016, primarily due to a sustainable decrease in working capital levels and an increase in cash from earnings. The Company redeemed $60 million of its senior notes under the Master Note and Security Agreement and repurchased $57 million of its Senior Unsecured Notes during the six months ended June 30, 2016, for a total net gain of $14 million that was recognized in gain on debt extinguishment in the condensed consolidated statements of operations. These repurchases were primarily completed to efficiently reduce debt balances and the Debt Leverage Ratio, as well as interest expense based on current LIBOR rates. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $543 million and has reduced the obligations for pension, postretirement and MEPPs by $374 million.

The Company has been working diligently to integrate acquired companies, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volume and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 33 plant closures and have reduced headcount by approximately 11,000 employees through June 30, 2016.

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

Integrated distribution with the postal service is an important component of the Company's business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The United States Postal Service ("USPS") has reported cumulative net losses totaling more than $56 billion since 2007. Without increased revenues or action by Congress to reform the USPS' cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. In January 2014, the USPS implemented a temporary exigent postage rate increase of 4.3%. The 4.3% temporary exigent increase expired on April 10, 2016, resulting in an overall reduction in postal prices. The USPS has filed an appeal in federal court requesting that the "surcharge" be reinstated and made part of the permanent base postage rate.

Quad/Graphics has invested significantly in its mail preparation and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency, to enable on-time and consistent delivery and to partially reduce these costs; however, the net impact of increasing postal costs may create a decrease in client demand for print and mail products.

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

Results of Operations for the Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

Summary Results

The Company's operating income (loss), operating margin, net loss (computed using a 40% normalized tax rate for all items subject to tax) and diluted loss per share for the three months ended June 30, 2016, changed from the three months ended June 30, 2015, as follows (dollars in millions, except margin and per share data):

	Operating Income (Loss)	Operating Margin	Net Loss	Diluted Loss Per Share
For the Three Months Ended June 30, 2015	$(25.8)	(2.4)%	$(45.1)	$(0.94)
2016 restructuring, impairment and transaction-related charges(1)	(7.4)	(0.7)%	(4.4)	(0.09)
2015 restructuring, impairment and transaction-related charges(2)	34.3	3.2%	27.3	0.57
Decrease in interest expense(3)	N/A	N/A	1.8	0.04
Impact of income taxes(4)	N/A	N/A	5.4	0.11
Increase attributable to investments in unconsolidated entities, net of tax(5)	N/A	N/A	0.1	—
Increase in operating income(6)	12.2	1.2%	7.2	0.15
For the Three Months Ended June 30, 2016	$13.3	1.3%	$(7.7)	$(0.16)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $7.4 million ($4.4 million, net of tax) incurred during the three months ended June 30, 2016, included the following:

a.	$1.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations;

c.	$0.9 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities;

d.	$4.7 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)
Restructuring, impairment and transaction-related charges of $34.3 million ($27.3 million, net of tax, as the $16.7 million Chile equity method investment impairment charge is nondeductible) incurred during the three months ended June 30, 2015, included the following:

a.	$7.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$17.8 million of impairment charges, including $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile), and $1.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atlanta, Georgia and Dickson, Tennessee, as well as other capacity reduction restructuring initiatives;

c.	$1.0 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities;

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

(3)
Interest expense decreased $3.0 million ($1.8 million, net of tax) during the three months ended June 30, 2016, to $18.6 million. This change was due to lower average debt levels in the second quarter of 2016 as compared to the second quarter of 2015.

(4)The $5.4 million impact of income taxes as calculated in the following table is primarily due to decreased losses in foreign jurisdictions where the Company does not receive a tax benefit:

	Three Months Ended June 30,
	2016	2015	$ Change
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$(5.3)	$(47.4)	$42.1
Nondeductible equity method investment impairment	—	16.7	(16.7)
Earnings (loss) subject to income taxes	$(5.3)	$(30.7)	$25.4
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense (benefit) at 40% normalized tax rate	(2.1)	(12.3)	10.2

Income tax expense (benefit) from the condensed consolidated statements of operations	1.0	(3.8)	(4.8)

Impact of income taxes	$(3.1)	$(8.5)	$5.4

(5)
The increase in net earnings (loss) attributable to investments in unconsolidated entities, net of tax, of $0.1 million during the three months ended June 30, 2016, was primarily related to a $0.6 million decrease in losses at the Company's investment in Chile that was sold on July 31, 2015, partially offset by a $0.5 million increase in losses from unconsolidated entities at the Company's investment in Plural, the Company's Brazilian joint venture.

(6)
Operating income, excluding restructuring, impairment and transaction-related charges, increased $12.2 million ($7.2 million, net of tax) primarily due to the following: (1) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives; (2) a $5.8 million decrease in depreciation and amortization; and (3) the additional earnings on sales generated from acquisitions. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than one year; and (2) a $2.6 million increase in selling, general and administrative expenses, primarily due to increased incentive compensation expense.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended June 30,
	2016		2015
	(dollars in millions, except margin data)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$887.4	86.0%	$910.4	85.9%	$(23.0)	(2.5)%
Services	144.9	14.0%	149.6	14.1%	(4.7)	(3.1)%
Total net sales	1,032.3	100.0%	1,060.0	100.0%	(27.7)	(2.6)%
Cost of sales:
Products	721.1	69.9%	748.6	70.6%	(27.5)	(3.7)%
Services	99.9	9.7%	109.1	10.3%	(9.2)	(8.4)%
Total cost of sales	821.0	79.6%	857.7	80.9%	(36.7)	(4.3)%
Selling, general & administrative expenses	113.0	10.9%	110.4	10.4%	2.6	2.4%
Depreciation and amortization	77.6	7.5%	83.4	7.9%	(5.8)	(7.0)%
Restructuring, impairment and transaction-related charges	7.4	0.7%	34.3	3.2%	(26.9)	(78.4)%
Total operating expenses	1,019.0	98.7%	1,085.8	102.4%	(66.8)	(6.2)%
Operating income (loss)	$13.3	1.3%	$(25.8)	(2.4)%	$39.1	nm

Net Sales

Product sales decreased $23.0 million, or 2.5%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to the following: (1) a $21.7 million decrease in product sales in the Company's core print and specialty print product lines owned more than one year predominantly due to ongoing industry volume and pricing pressures; (2) a $14.4 million decrease in pass-through paper sales; and (3) $7.3 million in negative foreign exchange impacts. These decreases were partially offset by a $20.4 million sales increase from acquisitions.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $4.7 million, or 3.1%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a $3.2 million decrease in logistics sales resulting from lower print shipment volume and lower fuel prices and $2.5 million in decreased sales of print imaging services. These decreases were partially offset by $1.0 million in increased sales of QuadMed medical services.

Cost of Sales

Cost of product sales decreased $27.5 million, or 3.7%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to lower costs primarily associated with increased labor productivity and other production cost reduction initiatives and lower print volume in product lines owned more than a year. These reductions were partially offset by increased cost of product sales resulting from acquisitions.

Cost of product sales as a percentage of total net sales decreased to 69.9% for the three months ended June 30, 2016, compared to 70.6% for the three months ended June 30, 2015, primarily due to the reasons provided above.

Cost of service sales decreased $9.2 million, or 8.4%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to lower logistics volumes and overall cost reduction initiatives.

Cost of service sales as a percentage of total net sales decreased to 9.7% for the three months ended June 30, 2016, compared to 10.3% for the three months ended June 30, 2015, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.6 million, or 2.4%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to the following: (1) a $4.5 million increase in incentive compensation expense; (2) a $3.3 million increase in bad debt expense; (3) a $1.2 million increase in foreign currency losses; and (4) an increase due to a $1.1 million favorable impact from the resolution of certain acquisition related contingencies in 2015 that did not repeat in 2016. These increases were partially offset by an $8.0 million decrease in employee-related costs primarily due to the Company's cost reduction initiatives. Selling, general and administrative expenses as a percentage of net sales increased to 10.9% for the three months ended June 30, 2016, from 10.4% for the three months ended June 30, 2015, primarily due to the reasons stated above.

Depreciation and Amortization

Depreciation and amortization decreased $5.8 million, or 7.0%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, due to a $6.6 million decrease in depreciation expense primarily related to property, plant and equipment becoming fully depreciated over the past year, partially offset by $0.8 million of increased amortization of other intangible assets from the Specialty acquisition in August 2015.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $26.9 million, or 78.4%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to the following: (1) a $17.7 million decrease in impairment charges; (2) a $5.7 million decrease in employee termination charges; (3) a $2.0 million decrease in acquisition-related integration costs; (4) a $1.4 million decrease in other restructuring costs; and (5) a $0.1 million decrease in transaction-related charges.

Restructuring, impairment and transaction-related charges of $7.4 million incurred in the three months ended June 30, 2016, included the following: (1) $1.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; (3) $0.9 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and (4) $4.7 million of various other restructuring charges to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges of $34.3 million incurred in the three months ended June 30, 2015, included the following: (1) $7.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $17.8 million of impairment charges, including $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile) and $1.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atlanta, Georgia and Dickson, Tennessee, as well as other capacity reduction restructuring initiatives; (3) $1.0 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; (4) $2.0 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (5) $6.1 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, were as follows:

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except margin data)
EBITDA and EBITDA margin	$89.5	8.7%	$56.1	5.3%

EBITDA increased $33.4 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to the following: (1) $26.9 million of decreased restructuring, impairment and transaction-related charges; and (2) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than a year; and (2) a $2.6 million increase in selling, general and administrative expenses, primarily due to increased incentive compensation expense.

EBITDA represents net loss plus (1) interest expense, (2) income tax expense (if applicable) and (3) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance. Both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net loss for the three months ended June 30, 2016 and 2015, was as follows:

	Three Months Ended June 30,
	2016	2015
	(dollars in millions)
Net loss(1)	$(7.7)	$(45.1)
Interest expense	18.6	21.6
Income tax expense (benefit)	1.0	(3.8)
Depreciation and amortization	77.6	83.4
EBITDA	$89.5	$56.1
______________________________

(1)	Net loss included the following:

a.	Restructuring, impairment and transaction-related charges of $7.4 million and $34.3 million for the three months ended June 30, 2016 and 2015, respectively; and

b.	Equity in loss of unconsolidated entities of $1.4 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended June 30,
	2016	2015
	(dollars in millions, except margin data)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$786.2	$823.6	$(37.4)	(4.5)%
Services	140.7	145.3	(4.6)	(3.2)%
Operating income (including restructuring, impairment and transaction-related charges)	29.5	12.6	16.9	134.1%
Operating margin	3.2%	1.3%	N/A	N/A
Restructuring, impairment and transaction-related charges	$4.3	$8.1	$(3.8)	(46.9)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $37.4 million, or 4.5%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a $35.9 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year predominantly due to ongoing volume and pricing pressures from excess capacity in the printing industry and a $21.9 million decrease in pass-through paper sales. This decrease was partially offset by a $20.4 million increase in net sales from acquisitions.

Service sales for the United States Print and Related Services segment decreased $4.6 million, or 3.2%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a $3.1 million decrease in logistics sales resulting from lower print shipment volume and lower fuel prices and a $2.5 million decrease in sales of print imaging services. These decreases were partially offset by $1.0 million in increased sales of QuadMed medical services.

Operating Income

Operating income for the United States Print and Related Services segment increased $16.9 million, or 134.1%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to the following: (1) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives; (2) $3.8 million in decreased restructuring, impairment and transaction-related charges; and (3) additional earnings from the sales attributed to recent acquisitions. These impacts were partially offset by lower print volume and pricing in product lines owned more than one year.

Operating margin for the United States Print and Related Services segment increased to 3.2% for the three months ended June 30, 2016, from 1.3% for the three months ended June 30, 2015, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended June 30, 2016, were $4.3 million, consisting of the following: (1) $1.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; and (3) $3.2 million of various other restructuring charges to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended June 30, 2015, were $8.1 million, consisting of the following: (1) $1.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives; (3) $2.0 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (4) $3.5 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

International

The following table summarizes net sales, operating loss, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Three Months Ended June 30,
	2016	2015
	(dollars in millions, except margin data)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$101.2	$86.8	$14.4	16.6%
Services	4.2	4.3	(0.1)	(2.3)%
Operating loss (including restructuring, impairment and transaction-related charges)	(1.4)	(27.9)	26.5	95.0%
Operating margin	(1.3)%	(30.6)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$1.7	$24.5	$(22.8)	(93.1)%
Equity in loss of unconsolidated entities	1.4	1.5	(0.1)	(6.7)%

Net Sales

Product sales for the International segment increased $14.4 million, or 16.6%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a $14.2 million increase in volume and price primarily in Argentina, Peru, Mexico, Colombia and Europe and a $7.5 million increase in pass-through paper sales. These increases were partially offset by $7.3 million in negative foreign exchange impacts primarily in Argentina and Mexico.

Service sales for the International segment decreased $0.1 million, or 2.3%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a decrease in logistics sales in Europe.

Operating Loss

Operating loss for the International segment decreased $26.5 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a $22.8 million decrease in restructuring, impairment and integration expenses and a $5.5 million increase in operating income primarily in Argentina, Peru and Mexico.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended June 30, 2016, were $1.7 million, consisting of $0.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs and $1.2 million of various other restructuring charges to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended June 30, 2015, were $24.5 million, consisting of the following: (1) $5.2 million of employee termination costs related to workforce reduction through facility consolidation and involuntary separation programs; and (2) $17.1 million of impairment charges, including $16.7 million of impairment charges to reduce the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile) and $0.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of capacity reduction restructuring initiatives in Poland; and (3) $2.2 million of other restructuring charges, primarily related to the Company's Argentina Subsidiaries restructuring proceedings.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also held a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition until July 31, 2015, when the investment was sold. The equity in loss of unconsolidated entities in the International segment decreased $0.1 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a $0.6 million decrease in losses at the Company's investment in Chile that was sold on July 31, 2015, partially offset by a $0.5 million increase in losses from unconsolidated entities at the Company's investment in Plural, the Company's Brazilian joint venture.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the three months ended June 30, 2016.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended June 30,
	2016	2015
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$14.8	$10.5	$4.3	41.0%
Restructuring, impairment and transaction-related charges	1.4	1.7	(0.3)	(17.6)%

Operating Expenses

Corporate operating expenses increased $4.3 million, or 41.0%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a $5.5 million increase in incentive compensation expenses, partially offset by a $0.3 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the three months ended June 30, 2016, were $1.4 million, consisting of the following: (1) $0.2 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $0.9 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and (3) $0.3 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the three months ended June 30, 2015, were $1.7 million, consisting of the following: (1) $0.3 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $1.0 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and (3) $0.4 million of other restructuring charges.

Results of Operations for the Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

Summary Results

The Company's operating income (loss), operating margin, net loss (computed using a 40% normalized tax rate for all items subject to tax) and diluted loss per share for the six months ended June 30, 2016, changed from the six months ended June 30, 2015, as follows (dollars in millions, except margin and per share data):

	Operating Income (Loss)	Operating Margin	Net Loss	Diluted Loss Per Share
For the six months ended June 30, 2015	$(37.6)	(1.8)%	$(80.3)	$(1.68)
2016 restructuring, impairment and transaction-related charges (1)	(36.3)	(1.7)%	(21.8)	(0.46)
2015 restructuring, impairment and transaction-related charges (2)	44.4	2.1%	33.4	0.70
2015 goodwill impairment (3)	23.3	1.1%	23.3	0.49
Decrease in interest expense (4)	N/A	N/A	2.9	0.06
2016 gain on debt extinguishment (5)	N/A	N/A	8.5	0.18
Impact of income taxes (6)	N/A	N/A	9.6	0.20
Increase attributable to investments in unconsolidated entities, net of tax (7)	N/A	N/A	1.1	0.02
Increase in operating income (8)	32.5	1.6%	19.4	0.41
For the six months ended June 30, 2016	$26.3	1.3%	$(3.9)	$(0.08)
______________________________

(1)	Restructuring, impairment and transaction-related charges of $36.3 million ($21.8 million, net of tax) incurred during the six months ended June 30, 2016, included the following:

a.	$6.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$16.8 million of impairment charges, including $12.1 million of impairment charges for land and building related to the Atglen, Pennsylvania plant closure and $4.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities;

c.	$1.5 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities;

d.	$0.1 million of acquisition-related integration costs; and

e.	$11.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)
Restructuring, impairment and transaction-related charges of $44.4 million ($33.4 million, net of tax, as the $16.7 million Chile equity method investment impairment charge is nondeductible) incurred during the six months ended June 30, 2015, included the following:

a.	$12.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$24.1 million of impairment charges, including the following: (1) $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile); (2) $5.2 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; and (3) $2.2 million of impairment charges recorded in the first quarter of 2015 for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries;

c.
$(8.2) million of transaction-related charges (income), including a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $1.8 million of professional service fees primarily for the terminated acquisition of Courier and the acquisitions of Marin's and Copac;

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

(3)	A $23.3 million non-cash goodwill impairment charge was recorded during the six months ended June 30, 2015, within the Latin America reporting unit.

(4)
Interest expense decreased $4.8 million ($2.9 million, net of tax) during the six months ended June 30, 2016, to $39.3 million. This change was due to lower average debt levels in the six months ended June 30, 2016, as compared to the six months ended of June 30, 2015.

(5)
A $14.1 million gain on debt extinguishment ($8.5 million, net of tax) primarily from the repurchase of $56.5 million aggregate principal amount of Senior Unsecured Notes was recognized during the six months ended June 30, 2016.

(6)	The $9.6 million impact of income taxes as calculated in the following table is primarily due to decreased losses in foreign jurisdictions where the Company does not receive a tax benefit:

	Six Months Ended June 30,
	2016	2015	$ Change
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$1.1	$(81.7)	$82.8
Goodwill impairment	—	23.3	(23.3)
Nondeductible equity method investment impairment	—	16.7	(16.7)
Earnings (loss) subject to income taxes	1.1	(41.7)	42.8
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense (benefit) at 40% normalized tax rate	0.4	(16.7)	17.1

Income tax expense (benefit) from the condensed consolidated statements of operations	2.7	(4.8)	(7.5)

Impact of income taxes	$(2.3)	$(11.9)	$9.6

(7)
The decrease in net loss attributable to investments in unconsolidated entities, net of tax, of $1.1 million during the six months ended June 30, 2016, was primarily related to a $0.6 million decrease in losses from unconsolidated entities at the Company's investment in Plural, the Company's Brazilian joint venture, and a $0.5 million decrease in losses at the Company's investment in Chile that was sold on July 31, 2015.

(8)
Operating income, excluding restructuring, impairment and transaction-related charges and non-cash goodwill impairment charges, increased $32.5 million ($19.4 million, net of tax) during the six months ended June 30, 2016, primarily due to the following: (1) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives; (2) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns; and (3) the additional earnings on sales generated from acquisitions. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than a year; (2) a $11.9 million increase in selling, general and administrative expenses, primarily due to increased incentive compensation expense; and (3) a $4.0 million vacation expense reduction in 2015 due to a vacation policy change that did not repeat in 2016.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Six Months Ended June 30,
	2016		2015
	(dollars in millions, except margin data)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$1,784.7	86.0%	$1,840.7	85.7%	$(56.0)	(3.0)%
Services	290.1	14.0%	307.3	14.3%	(17.2)	(5.6)%
Total net sales	2,074.8	100.0%	2,148.0	100.0%	(73.2)	(3.4)%
Cost of sales:
Products	1,425.1	68.7%	1,508.8	70.2%	(83.7)	(5.5)%
Services	199.4	9.6%	224.3	10.4%	(24.9)	(11.1)%
Total cost of sales	1,624.5	78.3%	1,733.1	80.6%	(108.6)	(6.3)%
Selling, general & administrative expenses	232.0	11.2%	220.1	10.2%	11.9	5.4%
Depreciation and amortization	155.7	7.5%	164.7	7.7%	(9.0)	(5.5)%
Restructuring, impairment and transaction-related charges	36.3	1.7%	44.4	2.1%	(8.1)	(18.2)%
Goodwill impairment	—	—%	23.3	1.1%	(23.3)	nm
Total operating expenses	2,048.5	98.7%	2,185.6	101.7%	(137.1)	(6.3)%
Operating income (loss)	$26.3	1.3%	$(37.6)	(1.8)%	$63.9	nm

Net Sales

Product sales decreased $56.0 million, or 3.0%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the following: (1) a $55.6 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year predominantly due to ongoing industry volume and pricing pressures; (2) a $35.9 million decrease from pass-through paper sales; and (3) $16.4 million in negative foreign exchange impacts. These decreases were partially offset by a $51.9 million sales increase from acquisitions.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $17.2 million, or 5.6%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a $16.1 million decrease in logistics sales resulting from lower print shipment volume and lower fuel prices and $3.6 million in decreased sales of print imaging services. This decrease was partially offset by $2.5 million in increased sales of QuadMed medical services.

Cost of Sales

Cost of product sales decreased $83.7 million, or 5.5%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the following: (1) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives; (2) lower print volume in product lines owned more than a year; and (3) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns. These reductions were partially offset by the following: (1) increased cost of product sales resulting from acquisitions; and (2) a $4.0 million vacation expense reduction in 2015 due to a vacation policy change that did not repeat in 2016.

Cost of product sales as a percentage of total net sales decreased to 68.7% for the six months ended June 30, 2016, compared to 70.2% for the six months ended June 30, 2015, primarily due to the reasons provided above.

Cost of service sales decreased $24.9 million, or 11.1%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to lower logistics volume and overall cost reduction initiatives.

Cost of service sales as a percentage of total net sales decreased to 9.6% for the six months ended June 30, 2016, from 10.4% for the six months ended June 30, 2015, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.9 million, or 5.4%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the following: (1) a $10.9 million increase in incentive compensation expense; (2) an $8.7 million increase in legal expenses due to 2016 reserves established and favorable settlements of legal claims in 2015 that did not repeat in 2016; (3) a $5.7 million increase in bad debt expense; (4) a $2.6 million increase in foreign currency losses; and (5) a $1.1 million favorable impact from the resolution of certain acquisition related contingencies in 2015 that did not repeat in 2016. These increases were partially offset by a $15.5 million decrease in employee-related costs and a $1.6 million decrease in general administrative expenses primarily due to the Company's cost reduction initiatives. Selling, general and administrative expenses as a percentage of net sales increased from 10.2% for the six months ended June 30, 2015 to 11.2% for the six months ended June 30, 2016, primarily due to the reasons stated above.

Depreciation and Amortization

Depreciation and amortization decreased $9.0 million, or 5.5%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a $10.8 million decrease in depreciation expense from property, plant and equipment becoming fully depreciated over the past year, partially offset by $1.8 million of increased amortization of other intangible assets from the companies acquired during 2015.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $8.1 million, or 18.2%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the following: (1) a $7.3 million decrease in impairment charges; (2) a $5.9 million decrease in employee termination charges; (3) a $3.7 million decrease in acquisition-related integration costs; and (4) a $0.9 million decrease in other restructuring costs, partially offset by a $9.7 million increase in transaction-related charges.

Restructuring, impairment and transaction-related charges of $36.3 million incurred in the six months ended June 30, 2016, included the following: (1) $6.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $16.8 million of impairment charges, including $12.1 million of impairment charges for land and building related to the Atglen, Pennsylvania plant closure and $4.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities; (3) $1.5 million of transaction-related charges, consisting of professional service fees related to business acquisition and divestiture activities; (4) $0.1 million of acquisition-related integration costs; and (5) $11.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Restructuring, impairment and transaction-related charges of $44.4 million incurred in the six months ended June 30, 2015, included the following: (1) $12.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $24.1 million of impairment charges, including $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile), $5.2 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives, and $2.2 million of impairment charges recorded during the first quarter for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries; (3) $(8.2) million of transaction-related charges (income), which included a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $1.8 million of professional service fees primarily for the terminated acquisition of Courier and the acquisitions of Marin's and Copac; (4) $3.8 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (5) $12.2 million of various other restructuring charges, including $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

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

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, were as follows:

	Six Months Ended June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except margin data)
EBITDA and EBITDA margin	$193.8	9.3%	$123.7	5.8%

EBITDA increased $70.1 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the following: (1) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives; (2) a $23.3 million non-cash goodwill impairment charge recorded in 2015 in the Latin America reporting unit that did not repeat in 2016; (3) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns; (4) $8.1 million of decreased restructuring, impairment and transaction-related charges; and (5) the additional earnings on sales generated from acquisitions. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than a year; (2) a $11.9 million increase in selling, general and administrative expenses, primarily due to an increase in incentive compensation expense; and (3) a $4.0 million vacation expense reduction in 2015 due to a vacation policy change that did not repeat in 2016.

EBITDA represents net loss plus (1) interest expense, (2) income tax expense (if applicable) and (3) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance. Both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net loss for the six months ended June 30, 2016 and 2015, was as follows:

	Six Months Ended June 30,
	2016	2015
	(dollars in millions)
Net loss(1)	$(3.9)	$(80.3)
Interest expense	39.3	44.1
Income tax expense (benefit)	2.7	(4.8)
Depreciation and amortization	155.7	164.7
EBITDA	$193.8	$123.7
______________________________

(1)	Net loss included the following:

a.	Restructuring, impairment and transaction-related charges of $36.3 million and $44.4 million for the six months ended June 30, 2016 and 2015, respectively;

b.	A non-cash goodwill impairment charge of $23.3 million for the six months ended June 30, 2015;

c.	Gain on debt extinguishment of $14.1 million for the six months ended June 30, 2016; and

d.	Equity in loss of unconsolidated entities of $2.3 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Six Months Ended June 30,
	2016	2015
	(dollars in millions, except margin data)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$1,596.5	$1,662.8	$(66.3)	(4.0)%
Services	280.9	297.5	(16.6)	(5.6)%
Operating income (including restructuring, impairment and transaction-related charges)	56.0	30.3	25.7	84.8%
Operating margin	3.0%	1.5%	N/A	N/A
Restructuring, impairment and transaction-related charges	$31.6	$22.7	$8.9	39.2%

Net Sales

Product sales for the United States Print and Related Services segment decreased $66.3 million, or 4.0%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a $76.2 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year predominantly due to ongoing volume and pricing pressures from excess capacity in the printing industry and a $40.7 million decrease in pass-through paper sales, partially offset by a $50.6 million increase in net sales from acquisitions.

Service sales for the United States Print and Related Services segment decreased $16.6 million, or 5.6%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a $15.5 million decrease in logistics sales resulting from lower print shipment volume and lower fuel prices and $3.6 million in decreased sales from print imaging services. This decrease was partially offset by $2.5 million in increased sales of QuadMed medical services.

Operating Income

Operating income for the United States Print and Related Services segment increased $25.7 million, or 84.8%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the following: (1) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives; (2) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns; and (3) the additional earnings on sales generated from acquisitions. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than a year; (2) $8.9 million in increased restructuring, impairment and transaction-related charges; and (3) a $4.0 million vacation expense reduction in 2015 due to a vacation policy change that did not repeat in 2016.

Operating margin for the United States Print and Related Services segment increased to 3.0% for the six months ended June 30, 2016, compared to 1.5% for the six months ended June 30, 2015, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the six months ended June 30, 2016, were $31.6 million, consisting of the following: (1) $4.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $16.8 million of impairment charges, including $12.1 million of land and building impairment related to the Atglen, Pennsylvania plant closure and $4.7 million for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities; (3) $0.1 million of acquisition-related integration costs; and (4) $9.8 million of various other restructuring charges to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the six months ended June 30, 2015, were $22.7 million, consisting of the following: (1) $6.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $4.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia and Dickson, Tennessee, as well as other capacity reduction restructuring initiatives; (3) $3.5 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (4) $9.0 million of various other restructuring charges, including $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

International

The following table summarizes net sales, operating income (loss), operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Six Months Ended June 30,
	2016	2015
	(dollars in millions, except margin data)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$188.2	$177.9	$10.3	5.8%
Services	9.2	9.8	(0.6)	(6.1)%
Operating income (loss) (including restructuring, impairment and transaction-related charges and goodwill impairment)	2.0	(55.4)	57.4	nm
Operating margin	1.0%	(29.5)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$2.0	$27.4	$(25.4)	(92.7)%
Goodwill impairment	—	23.3	(23.3)	nm
Equity in loss of unconsolidated entities	2.3	3.4	(1.1)	(32.4)%

Net Sales

Product sales for the International segment increased $10.3 million, or 5.8%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the following: (1) a $20.6 million increase in volume and price primarily in Argentina, Peru, Colombia, Mexico and Europe; (2) a $4.8 million increase in pass-through paper sales; and (3) a $1.3 million increase in sales from the Marin's acquisition. These increases were partially offset by $16.4 million in negative foreign exchange impacts primarily in Argentina, Mexico and Colombia.

Service sales for the International segment decreased $0.6 million, or 6.1%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a decrease in logistics revenue in Europe.

Operating Income (Loss)

Operating income for the International segment increased $57.4 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the following: (1) a $25.4 million decrease in restructuring and impairment expenses; (2) a $23.3 million non-cash goodwill impairment charge recorded in 2015 in the Latin America reporting unit that did not repeat in 2016; and (3) a $10.7 million increase in operating income primarily in Argentina, Mexico, Peru and Colombia and Europe.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the six months ended June 30, 2016, were $2.0 million, consisting of the following: (1) $1.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.1 million of transaction related charges; and (3) $0.9 million of other restructuring charges.

Restructuring, impairment and transaction-related charges for the International segment for the six months ended June 30, 2015, were $27.4 million, consisting of the following: (1) $5.1 million of reductions to employee termination reserves for workforce reductions through facility consolidations and involuntary separation programs; (2) $20.0 million of impairment charges, including $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile), $2.2 million of impairment charges for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries and $1.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidation in Queretaro, Mexico; and (3) $2.3 million of other restructuring charges, primarily related to the Company's Argentina Subsidiaries restructuring proceedings.

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

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also held a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition until July 31, 2015, when the investment was sold. The equity in loss of unconsolidated entities in the International segment decreased $1.1 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a $0.6 million decrease in losses from unconsolidated entities at the Company's investment in Plural, the Company's Brazilian joint venture and a $0.5 million decrease in losses at the Company's investment in Chile that was sold on July 31, 2015.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the six months ended June 30, 2016.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Six Months Ended June 30,
	2016	2015
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$31.7	$12.5	$19.2	153.6%
Restructuring, impairment and transaction-related charges	2.7	(5.7)	8.4	nm

Operating Expenses

Corporate operating expenses increased $19.2 million, or 153.6%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the following: (1) a $8.4 million increase in restructuring, impairment and transaction-related charges, which included a $10.0 million non-recurring gain in 2015 as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier; (2) a $7.6 million increase in incentive compensation expenses; and (3) an increase in legal expenses.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the six months ended June 30, 2016, were $2.7 million, consisting of the following: (1) $0.7 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $1.4 million of transaction-related charges which primarily included professional service fees; and (3) $0.6 million of other restructuring charges.

Corporate restructuring, impairment and transaction-related charges for the six months ended June 30, 2015, were $(5.7) million, consisting of the following: (1) $1.3 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $(8.2) million of transaction-related charges (income), which included the $10.0 million non-recurring gain from Courier, partially offset by $1.8 million of professional service fees primarily for the terminated acquisition of Courier and the acquisitions of Marin's and Copac; (3) $0.3 million of acquisition-related integration costs primarily related to professional fees; and (4) $0.9 million of other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company has $741.5 million of unused capacity under the revolving credit arrangement at June 30, 2016, which is net of $48.5 million of issued letters of credit. However, when considering maximum allowable borrowings under its most restrictive financial covenants, available liquidity is reduced to $644.0 million. The Company believes its expected future cash flows from operating activities and $644.0 million of available liquidity provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. Borrowings under the $850.0 million revolving credit facility were $60.0 million as of June 30, 2016, and peak borrowings were $127.4 million during the three and six months ended June 30, 2016.

Net Cash Provided by Operating Activities

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

Net cash provided by operating activities was $219.6 million for the six months ended June 30, 2016, compared to $123.4 million for the six months ended June 30, 2015, resulting in a $96.2 million increase in cash provided by operating activities. The increase was primarily due to a $69.7 million increase in cash flows from changes in operating assets and liabilities predominantly from a sustainable reduction in working capital levels and a $26.5 million increase in cash from earnings.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

Net cash used in investing activities was $40.6 million for the six months ended June 30, 2016, compared to $157.9 million for the six months ended June 30, 2015, resulting in a $117.3 million decrease in cash used in investing activities. The decrease was primarily due to the following: (1) a $79.0 million decrease in cash payments related to acquisitions as the Copac and Marin's acquisitions were completed during the first six months of 2015 and there were no acquisitions during the first six months of 2016 and (2) a $42.7 million decrease in purchases of property, plant and equipment.

Net Cash Provided by (Used in) Financing Activities

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

Net cash used in financing activities was $180.6 million for the six months ended June 30, 2016, compared to net cash provided by financing activities of $39.7 million for the six months ended June 30, 2015, resulting in a $220.3 million decrease in cash provided by financing activities. The decrease was primarily due to a $210.0 million increase in net repayments of debt and lease obligations in 2016 as compared to 2015 and $8.8 million of purchases of treasury stock in 2016.

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

Free Cash Flow for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was as follows:

	Six Months Ended June 30,
	2016	2015
	(dollars in millions)
Net cash provided by operating activities	$219.6	$123.4
Less: purchases of property, plant and equipment	(40.6)	(83.3)
Free Cash Flow	$179.0	$40.1

Free Cash Flow increased $138.9 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due to the following: (1) a $96.2 million increase in net cash provided by operating activities primarily attributable to a sustainable reduction in working capital levels and an increase in cash from earnings and (2) a $42.7 million decrease in capital expenditures. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows.

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

The Debt Leverage Ratio at June 30, 2016, and December 31, 2015, was as follows:

	June 30, 2016		December 31, 2015
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,195.9		$1,349.3

Divided by: EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	492.0		468.5

Debt Leverage Ratio	2.43	x	2.88	x

The calculation of EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the trailing twelve months ended June 30, 2016, and December 31, 2015, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Six Months Ended
	December 31, 2015 (1)	June 30, 2016	June 30, 2015	June 30, 2016
Net loss	$(641.9)	$(3.9)	$(80.3)	$(565.5)
Interest expense	88.4	39.3	44.1	83.6
Income tax expense (benefit)	(282.8)	2.7	(4.8)	(275.3)
Depreciation and amortization	325.3	155.7	164.7	316.3
EBITDA	$(511.0)	$193.8	$123.7	$(440.9)
Restructuring, impairment and transaction-related charges	164.9	36.3	44.4	156.8
Goodwill impairment	808.3	—	23.3	785.0
Gain on debt extinguishment	—	(14.1)	—	(14.1)
Equity in loss of unconsolidated entities	6.3	2.3	3.4	5.2
EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$468.5	$218.3	$194.8	$492.0
______________________________

(1)	Financial information for the year ended December 31, 2015, is included as reported in the Company's 2015 Annual Report on Form 10-K filed with the SEC on February 23, 2016.

The Debt Leverage Ratio decreased 0.45x at June 30, 2016, compared to December 31, 2015, primarily due to a $153.4 million decrease in debt and capital lease obligations and $23.5 million of increased EBITDA, as adjusted for purposes of calculating the Debt Leverage Ratio. The Debt Leverage Ratio at June 30, 2016, of 2.43x is within management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities and seasonal working capital needs.

Debt Obligations

As of June 30, 2016, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•	$1.9 billion Debt Financing Arrangements, which includes the following:

◦	Senior Secured Credit Facility:

▪	$850.0 million revolving credit facility ($60.0 million outstanding as of June 30, 2016);

▪	$450.0 million Term Loan A ($393.8 million outstanding as of June 30, 2016); and

▪	$300.0 million Term Loan B ($291.9 million outstanding as of June 30, 2016);

◦	Senior Unsecured Notes ($243.5 million outstanding as of June 30, 2016);

•	Master Note and Security Agreement ($173.4 million outstanding as of June 30, 2016); and a

•	International Term Loan ($19.7 million outstanding as of June 30, 2016).

The Company redeemed $60.1 million of its senior notes under the Master Note and Security Agreement and repurchased $56.5 million of its Senior Unsecured Notes during the six months ended June 30, 2016 for a total net gain of $14.1 million that was recognized in gain on debt extinguishment in the condensed consolidated statements of operations. These repurchases were primarily completed to efficiently reduce debt balances and the Debt Leverage Ratio, as well as interest expense based on current LIBOR rates. See Note 10, "Debt" to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional information.

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of June 30, 2016:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended June 30, 2016, the Company's total leverage ratio was 2.45 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2016, the Company's senior secured leverage ratio was 1.96 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended June 30, 2016, the Company's minimum interest coverage ratio was 6.27 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of June 30, 2016. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

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

Share Repurchase Program

On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no share repurchases during the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company repurchased 984,190 shares of its class A common stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million. As of June 30, 2016, there were $82.9 million of authorized repurchases remaining under the program.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2016, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on February 23, 2016.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of June 30, 2016, the Company had fixed rate debt and capital leases outstanding of $457.4 million at a current weighted average interest rate of 6.8% and variable rate debt outstanding of $738.5 million at a current weighted average interest rate of 3.3%. The variable rate debt outstanding at June 30, 2016, is primarily comprised of the $1.6 billion Senior Secured Credit Facility entered into on April 28, 2014, including $393.8 million outstanding on the $450.0 million Term Loan A, $291.9 million outstanding on the $300.0 million Term Loan B and $60.0 million outstanding on the $850.0 million revolving credit facility. The Term Loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate, and thus the interest rate on the Term Loan B will not begin to fluctuate until LIBOR exceeds that percentage. At June 30, 2016, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the Term Loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the Term Loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.7% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at June 30, 2016, by approximately $14 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company's condensed consolidated balance sheets. As of June 30, 2016, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $54.0 million. The potential decrease in net current assets as of June 30, 2016, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $5.4 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $54.7 million as of June 30, 2016, and $50.1 million as of December 31, 2015.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three and six months ended June 30, 2016, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 8, "Commitments and Contingencies — Litigation," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A, "Risk Factors," of the Company's 2015 Annual Report on Form 10-K, filed with the SEC on February 23, 2016. No material changes to such risk factors occurred during the period from January 1, 2016, through June 30, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no share repurchases during the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company repurchased 984,190 shares of its class A common stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million. As of June 30, 2016, there were $82.9 million of authorized repurchases remaining under the program.

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

QUAD/GRAPHICS, INC.

Date:	August 2, 2016	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2016	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended June 30, 2016

Exhibits

Exhibit Number	Exhibit Description

(3)
Amended Bylaws of Quad/Graphics, Inc., as amended through July 18, 2016, (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 18, 2016, and filed on July 19, 2016).

(10)	Quad/Graphics, Inc. 2010 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 8, 2016).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.