Form 10-Q
period 2016-09-30
Quad/Graphics, Inc.
filed 2016-11-02
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of October 28, 2016

Class A Common Stock	36,851,752

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended September 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales
Products	$904.2	$978.1	$2,688.9	$2,818.8
Services	152.2	157.4	442.3	464.7
Total net sales	1,056.4	1,135.5	3,131.2	3,283.5
Cost of sales
Products	719.1	797.3	2,144.2	2,306.1
Services	105.8	112.6	305.2	336.9
Total cost of sales	824.9	909.9	2,449.4	2,643.0
Operating expenses
Selling, general and administrative expenses	109.9	106.1	341.9	326.2
Depreciation and amortization	61.7	81.0	217.4	245.7
Restructuring, impairment and transaction-related charges	26.1	35.6	62.4	80.0
Goodwill impairment	—	775.0	—	798.3
Total operating expenses	1,022.6	1,907.6	3,071.1	4,093.2
Operating income (loss)	$33.8	$(772.1)	$60.1	$(809.7)
Interest expense	19.6	22.3	58.9	66.4
Gain on debt extinguishment	—	—	(14.1)	—
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	14.2	(794.4)	15.3	(876.1)
Income tax expense (benefit)	2.9	(244.9)	5.6	(249.7)
Earnings (loss) before equity in loss of unconsolidated entities	11.3	(549.5)	9.7	(626.4)
Equity in loss of unconsolidated entities	—	2.7	2.3	6.1
Net earnings (loss)	$11.3	$(552.2)	$7.4	$(632.5)

Earnings (loss) per share
Basic	$0.24	$(11.50)	$0.16	$(13.20)
Diluted	$0.22	$(11.50)	$0.15	$(13.20)

Dividends declared per share	$0.30	$0.30	$0.90	$0.90

Weighted average number of common shares outstanding
Basic	47.8	48.0	47.6	47.9
Diluted	50.6	48.0	49.3	47.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings (loss)	$11.3	$(552.2)	$7.4	$(632.5)

Other comprehensive loss
Translation adjustments	(2.5)	(6.7)	4.6	(29.8)
Pension benefit plan adjustments	(23.4)	—	(23.4)	—
Other comprehensive loss, before tax	(25.9)	(6.7)	(18.8)	(29.8)

Income tax benefit related to items of other comprehensive loss	9.0	—	9.0	—

Other comprehensive loss, net of tax	(16.9)	(6.7)	(9.8)	(29.8)

Comprehensive loss	$(5.6)	$(558.9)	$(2.4)	$(662.3)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$11.5	$10.8
Receivables, less allowances for doubtful accounts of $54.1 million at September 30, 2016, and $50.1 million at December 31, 2015	566.9	648.7
Inventories	318.0	280.1
Prepaid expenses and other current assets	49.9	38.2
Restricted cash	14.6	13.5
Total current assets	960.9	991.3

Property, plant and equipment—net	1,531.1	1,675.8
Other intangible assets—net	65.1	110.5
Equity method investments in unconsolidated entities	2.8	4.4
Other long-term assets	74.5	65.5
Total assets	$2,634.4	$2,847.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$341.8	$358.8
Amounts owing in satisfaction of bankruptcy claims	2.3	1.4
Accrued liabilities	357.8	347.5
Short-term debt and current portion of long-term debt	92.3	94.6
Current portion of capital lease obligations	5.6	5.1
Total current liabilities	799.8	807.4

Long-term debt	1,064.7	1,239.9
Unsecured notes to be issued	6.8	7.1
Capital lease obligations	10.2	9.7
Deferred income taxes	46.7	59.0
Other long-term liabilities	306.7	300.5
Total liabilities	2,234.9	2,423.6

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	912.3	956.7
Treasury stock, at cost	(124.6)	(193.6)
Accumulated deficit	(227.3)	(188.1)
Accumulated other comprehensive loss	(162.3)	(152.5)
Total shareholders' equity	399.5	423.9
Total liabilities and shareholders' equity	$2,634.4	$2,847.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net earnings (loss)	$7.4	$(632.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	217.4	245.7
Impairment charges	17.7	39.9
Goodwill impairment	—	798.3
Amortization of debt issuance costs and original issue discount	3.2	3.3
Gain on debt extinguishment	(14.1)	—
Stock-based compensation	12.0	4.0
Foreign exchange losses on sale of investment	—	6.0
Settlement loss on pension benefit plans	6.5	—
Gain on sale or disposal of property, plant and equipment	(6.0)	(2.1)
Deferred income taxes	(3.8)	(256.3)
Equity in loss of unconsolidated entities	2.3	6.1
Changes in operating assets and liabilities—net of acquisitions	17.4	(33.2)
Net cash provided by operating activities	260.0	179.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(57.7)	(111.2)
Cost investment in unconsolidated entities	(9.9)	(1.2)
Proceeds from the sale of property, plant and equipment	11.4	4.8
Proceeds from the sale of investments	—	14.0
Transfers from restricted cash	—	0.6
Acquisition of businesses—net of cash acquired	—	(140.8)
Net cash used in investing activities	(56.2)	(233.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	19.7	—
Payments of long-term debt	(170.6)	(69.6)
Payments of capital lease obligations	(4.6)	(3.6)
Borrowings on revolving credit facilities	712.0	1,182.4
Payments on revolving credit facilities	(727.6)	(1,006.1)
Payments of debt financing fees	(0.1)	—
Bankruptcy claim payments on unsecured notes to be issued	(0.3)	(0.1)
Purchases of treasury stock	(8.8)	—
Sale of stock for options exercised	22.8	2.2
Shares withheld from employees for the tax obligations paid on equity grants	(1.4)	(1.6)
Tax benefit on equity award activity	—	1.8
Payment of cash dividends	(44.0)	(44.6)
Net cash provided by (used in) financing activities	(202.9)	60.8
Effect of exchange rates on cash and cash equivalents	(0.2)	(1.6)
Net increase in cash and cash equivalents	0.7	4.6
Cash and cash equivalents at beginning of period	10.8	9.6
Cash and cash equivalents at end of period	$11.5	$14.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations. The results of operations and accounts of businesses acquired are included in the condensed consolidated financial statements from the dates of acquisition (see Note 2, "Acquisitions and Strategic Investments"). During 2016, the Company modified its presentation of byproduct recoveries to include byproduct recoveries as a reduction of cost of sales–products in the condensed consolidated statements of operations. Previously, byproduct recoveries were reported in net sales–products. Classification of byproduct recoveries as a reduction of cost of sales aligns the proceeds from byproduct recoveries with the corresponding manufacturing costs. The condensed consolidated statements of operations and corresponding notes to the financial statements for the three and nine months ended September 30, 2015, have been reclassified to reflect this change in presentation. This reclassification had no impact on operating income (loss) or net earnings (loss) in the condensed consolidated statements of operations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2015, and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC on February 23, 2016.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2016 and 2015. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Acquisitions and Strategic Investments

2015 Specialty Finishing, Inc. Acquisition

The Company completed the acquisition of Specialty Finishing, Inc. ("Specialty") on August 25, 2015, for $61.0 million. Specialty is a full-service paperboard folding carton manufacturer and logistics provider located in Omaha, Nebraska. The purchase price of $61.0 million included $0.3 million of acquired cash for a net purchase price of $60.7 million. Included in the purchase price allocation are $9.6 million of identifiable intangible assets, which are amortized over their estimated useful lives ranging from three to six years, and $3.5 million of goodwill. The final allocation of the purchase price was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Specialty's operations are included in the United States Print and Related Services segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
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

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2016 and 2015, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee termination charges	$1.5	$9.0	$8.1	$21.5
Impairment charges	0.9	15.8	17.7	39.9
Transaction-related charges (income)	0.4	0.9	1.9	(7.3)
Integration costs	—	0.6	0.1	4.4
Other restructuring charges	23.3	9.3	34.6	21.5
Total	$26.1	$35.6	$62.4	$80.0

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 19, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

Since 2010, the Company has implemented restructuring programs to eliminate excess manufacturing capacity and properly align its cost structure. The Company has announced a total of 33 plant closures and has reduced headcount by approximately 11,000 employees since 2010. The Company announced the closures of the Atglen, Pennsylvania and Lenexa, Kansas plants during the nine months ended September 30, 2016. The Company recorded the following charges as a result of plant closures and other restructuring programs:

•
Employee termination charges of $1.5 million and $8.1 million were recorded during the three and nine months ended September 30, 2016, respectively, and $9.0 million and $21.5 million were recorded during the three and nine months ended September 30, 2015, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
There were no integration costs recorded during the three months ended September 30, 2016. Integration costs of $0.1 million were recorded during the nine months ended September 30, 2016. Integration costs of $0.6 million and $4.4 million were recorded during the three and nine months ended September 30, 2015, respectively, and were primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of acquired companies.

•
Other restructuring charges of $23.3 million and $34.6 million were recorded during the three and nine months ended September 30, 2016, respectively, which consisted of the following: (1) $2.3 million and $9.4 million, respectively, of vacant facility carrying costs; (2) $0.6 million and $4.4 million, respectively, of equipment and infrastructure removal costs from closed plants; and (3) $2.7 million and $3.1 million, respectively, of lease exit charges primarily related to the lease termination of the Pittsburg, California facility. The Company also recorded an $11.2 million adjustment to its multiemployer pension plans withdrawal liability during the three and nine months ended September 30, 2016, and a $6.5 million non-cash pension settlement charge related to lump-sum pension payments during the three and nine months ended September 30, 2016, (see Note 14, "Employee Retirement Plans," for additional details). Other restructuring charges of $9.3 million and $21.5 million, respectively, were recorded during the three and nine months ended September 30, 2015, which consisted of the following: (1) $2.6 million and $9.3 million, respectively, of vacant facility carrying costs; (2) $0.3 million and $1.6 million, respectively, of equipment and infrastructure removal costs from closed plants; and (3) $0.4 million and $4.6 million, respectively, of lease exit charges primarily related to the closure of the Atlanta, Georgia facility. The Company also recorded a $6.0 million non-cash expense during the three and nine months ended September 30, 2015, to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment (see Note 7, "Equity Method Investments in Unconsolidated Entities," for additional details).

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $0.9 million and $17.7 million during the three and nine months ended September 30, 2016, respectively, which consisted of the following: (1) $12.1 million during the nine months ended September 30, 2016, of land and building impairment charges related to the Atglen, Pennsylvania plant closure; and (2) $0.9 million and $5.6 million during the three and nine months ended September 30, 2016, respectively, of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; East Greenville, Pennsylvania; and Queretaro, Mexico, as well as other capacity reduction restructuring activities.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The Company recognized impairment charges of $15.8 million and $39.9 million during the three and nine months ended September 30, 2015, respectively, which consisted of the following: (1) $16.7 million of impairment charges recorded in the second quarter of 2015 to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," for additional details related to the impairment of the Company's equity method investment in Chile); (2) $15.8 million and $21.0 million, respectively, of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; and (3) $2.2 million of impairment charges recorded in the first quarter of 2015 for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina subsidiaries, World Color Argentina, S.A. and Anselmo L. Morvillo S.A. (the "Argentina Subsidiaries").

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes, internally developed models based on current marketplace conditions and estimated future discounted cash flows. These assets were adjusted to their estimated fair values at the time of impairment.

The non-cash goodwill impairment charges included in the line item entitled goodwill impairment on the Company's condensed consolidated statements of operations are discussed in Note 4, "Goodwill and Other Intangible Assets."

Transaction-Related Charges (Income)

The Company incurs transaction-related charges (income) primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $0.4 million and $1.9 million during the three and nine months ended September 30, 2016, respectively. The Company recognized transaction-related charges of $0.9 million and income of $7.3 million during the three and nine months ended September 30, 2015, respectively, which, in the nine month period, included a $10.0 million non-recurring gain as a result of Courier Corporation's ("Courier") termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $2.7 million of professional service fees primarily for the terminated acquisition of Courier and for the acquisitions of Marin's, Copac and Specialty. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Reserves for Restructuring, Impairment and Transaction-Related Charges

Activity impacting the Company's reserves for restructuring, impairment and transaction-related charges for the nine months ended September 30, 2016, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2015	$24.4	$—	$0.1	$1.4	$13.0	$38.9
Expense	8.1	17.7	1.9	0.1	34.6	62.4
Cash payments	(27.4)	—	(1.8)	(0.3)	(19.5)	(49.0)
Non-cash adjustments	(0.2)	(17.7)	—	(0.1)	(7.9)	(25.9)
Balance at September 30, 2016	$4.9	$—	$0.2	$1.1	$20.2	$26.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The Company's restructuring, impairment and transaction-related reserves at September 30, 2016, included a short-term and a long-term component. The short-term portion included $9.4 million in accrued liabilities and $1.1 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $15.9 million is included in other long-term liabilities (see Note 13, "Other Long-Term Liabilities") in the condensed consolidated balance sheets.

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

United States Print and Related Services Segment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit, with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015.

As a result of the interim goodwill assessment, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million as of September 30, 2015, for the three reporting units within the United States Print and Related Services segment.

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

The goodwill impairment charges in both segments resulted from a reduction in estimated fair value of each reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to expectations in the previous annual goodwill impairment assessment performed as of October 31, 2014. Further information relating to fair value determinations and assumptions used in the calculation of the Company's 2015 goodwill impairment is contained within Part II, Item 8, "Financial Statements and Supplementary Data," of the Company's 2015 Annual Report on Form 10-K, filed with the SEC on February 23, 2016.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

No goodwill impairment was recorded for the three and nine months ended September 30, 2016. Non-cash goodwill impairment charges of $775.0 million and $798.3 million were recorded during the three and nine months ended September 30, 2015, respectively. All remaining goodwill was impaired in the fourth quarter of 2015, and the accumulated goodwill impairment losses and the carrying value of goodwill at September 30, 2016, and December 31, 2015, were as follows:

	United States Print and Related Services	International	Total
Goodwill	$778.3	$30.0	$808.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)
Balance at September 30, 2016 and December 31, 2015	$—	$—	$—

Other Intangible Assets

The components of other intangible assets at September 30, 2016, and December 31, 2015, were as follows:

		September 30, 2016			December 31, 2015
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	7	$22.8	$(8.9)	$13.9	$22.1	$(5.5)	$16.6
Capitalized software	5	6.6	(6.3)	0.3	6.5	(6.2)	0.3
Acquired technology	5	6.4	(6.4)	—	6.2	(5.9)	0.3
Customer relationships	6	459.9	(409.0)	50.9	459.4	(366.1)	93.3
Total		$495.7	$(430.6)	$65.1	$494.2	$(383.7)	$110.5

The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at September 30, 2016, and December 31, 2015, differs from the value originally recorded at acquisition due to impairment charges recorded and the effects of currency fluctuations between the purchase date and September 30, 2016, and December 31, 2015.

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on other intangible assets for the three and nine months ended September 30, 2016, and for the three months ended September 30, 2015. The Company recorded other intangible asset impairment charges of $0.1 million for the nine months ended September 30, 2015, (see Note 3, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Amortization expense for other intangible assets was $4.7 million and $46.1 million for the three and nine months ended September 30, 2016, respectively, and $20.8 million and $60.4 million for the three and nine months ended September 30, 2015, respectively. The estimated future amortization expense related to other intangible assets as of September 30, 2016, was as follows:

Amortization Expense
Remainder of 2016	$4.6
2017	18.1
2018	17.6
2019	12.9
2020	7.6
2021 and thereafter	4.3
Total	$65.1

Note 5. Inventories

The components of inventories at September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Raw materials and manufacturing supplies	$163.4	$154.8
Work in process	61.1	51.0
Finished goods	93.5	74.3
Total	$318.0	$280.1

Note 6. Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Land	$126.5	$135.9
Buildings	941.9	952.6
Machinery and equipment	3,605.6	3,603.9
Other(1)	189.3	194.1
Construction in progress	25.5	24.2
Property, plant and equipment—gross	$4,888.8	$4,910.7
Less: accumulated depreciation	(3,357.7)	(3,234.9)
Property, plant and equipment—net	$1,531.1	$1,675.8
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The Company recorded impairment charges of $0.9 million and $17.7 million for the three and nine months ended September 30, 2016, respectively, and $9.8 million and $17.1 million for the three and nine months ended September 30, 2015, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 3, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges).

The Company recognized depreciation expense of $57.0 million and $171.3 million for the three and nine months ended September 30, 2016, respectively, and $60.2 million and $185.3 million for the three and nine months ended September 30, 2015, respectively.

Assets Held for Sale

The Company considered certain closed facilities for held for sale classification on the condensed consolidated balance sheets. The net book value of assets held for sale was $11.4 million and $6.3 million as of September 30, 2016, and December 31, 2015, respectively. These assets were carried at the lesser of original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on broker quotes and internally developed models based on current marketplace conditions. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

On July 31, 2015, the Company sold its 50% ownership interest in Chile for $10.5 million. The Company recorded a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment during the three and nine months ended September 30, 2015, which was recorded within restructuring, impairment and transaction-related charges on the condensed consolidated statements of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The combined condensed statements of operations of unconsolidated entities for the three and nine months ended September 30, 2016 and 2015, are presented below. Results from the Chile equity method investment are included in the following table through the July 31, 2015 sale date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$19.6	$20.9	$52.1	$88.8
Operating (income) loss	(1.2)	4.7	1.8	10.9
Net loss	—	5.5	4.6	12.4

Note 8. Commitments and Contingencies

Litigation

The Company is named as a defendant in various lawsuits in which claims are asserted against the Company in the normal course of business. The liabilities, if any, which may ultimately result from such lawsuits are not expected by management to have a material impact on the condensed consolidated financial statements of the Company.

In April 2016, the Company self-reported to the SEC and the Department of Justice ("DOJ") certain Foreign Corrupt Practices Act ("FCPA") issues related to its Peru operations. The Company's Peru operations had approximate annual sales ranging from $55 million to $85 million since the date that the Company acquired those operations in July 2010. The self-reported issues were identified by the Company's financial internal controls. The Company, under the oversight of its Audit Committee and Board of Directors, proactively initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. In connection with this investigation, the Company has made and continues to evaluate certain enhancements to its compliance program. The Company is fully cooperating with the SEC and the DOJ. At this time, the Company does not anticipate any material adverse effect on its business or financial condition as a result of this matter.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.2 million and $1.4 million of such recorded claims have yet to be paid as of September 30, 2016, and December 31, 2015, respectively. With respect to claims asserted by the holders thereof as being entitled to Class 4 Claims, during the second quarter of 2016 the Company was provided $1.1 million of restricted cash to satisfy the cash portion of the remaining Class 4 Claims. The obligations for both the priority cash claims and the Class 4 Claims are classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

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

During the nine months ended September 30, 2016, $0.3 million was paid to Class 3 Claim creditors, and no refunds of restricted cash were received. At September 30, 2016, an $11.5 million maximum potential payout to the Class 3 Claim creditors remained and was classified as restricted cash in the condensed consolidated balance sheet. Based on the Company's analysis of the outstanding Class 3 claims, the Company had a liability of $6.8 million at September 30, 2016, classified as unsecured notes to be issued in the condensed consolidated balance sheets. Activity impacting restricted cash and unsecured notes to be issued for the nine months ended September 30, 2016, was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2015	$11.5	$7.1
Class 3 Claim payments	—	(0.3)
Balance at September 30, 2016	$11.5	$6.8

The components of restricted cash at September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Defeasance of unsecured notes to be issued	$11.5	$11.5
Restricted cash for Class 4 Claim payments	1.1	—
Other	2.0	2.0
Total	$14.6	$13.5

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 10. Debt

The components of long-term debt as of September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Master note and security agreement	$163.7	$260.4
Term loan A—$450.0 million due April 2019	385.3	410.6
Term loan B—$300.0 million due April 2021	291.3	293.2
Revolving credit facility—$850.0 million due April 2019	46.5	70.8
Senior unsecured notes—$300.0 million due May 2022	243.5	300.0
International term loan—$20.0 million	17.9	—
International revolving credit facility—$13.1 million	8.7	—
Equipment term loans	10.5	13.4
Other	1.8	2.2
Debt issuance costs	(12.2)	(16.1)
Total debt	$1,157.0	$1,334.5
Less: short-term debt and current portion of long-term debt	(92.3)	(94.6)
Long-term debt	$1,064.7	$1,239.9

Gain on Debt Extinguishment

The gain on debt extinguishment recorded during the nine months ended September 30, 2016, was as follows:

	Master Note and Security Agreement	Senior Unsecured Notes	Total
Principal amount repurchased	$60.1	$56.5	$116.6

Repurchase price	61.2	42.5	103.7
Less: accrued interest paid	(1.2)	(1.1)	(2.3)
Net repurchase price	60.0	41.4	101.4

Debt financing fees expensed	(0.1)	—	(0.1)
Debt issuance costs expensed	(0.2)	(0.8)	(1.0)
Gain (loss) on debt extinguishment	$(0.2)	$14.3	$14.1

Master Note and Security Agreement Tender

The Company redeemed $60.1 million of its senior notes under the Master Note and Security Agreement, resulting in a net loss on debt extinguishment of $0.2 million during the nine months ended September 30, 2016. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current London Interbank Offered Rate ("LIBOR") rates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Senior Unsecured Note Repurchases

The Company repurchased $56.5 million of its $300.0 million aggregate principal amount of unsecured 7.0% senior notes due May 1, 2022, (the "Senior Unsecured Notes") in the open market, resulting in a net gain on debt extinguishment of $14.3 million during the nine months ended September 30, 2016. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were primarily completed to efficiently reduce debt balances and interest expense based on current LIBOR rates.

International Debt Obligations

The Company entered into a fixed rate Euro denominated international term loan on December 28, 2015, for purposes of financing certain capital expenditures and general business needs. The international term loan was fully funded during 2016 and had $17.9 million outstanding at a weighted average interest rate of 1.72% as of September 30, 2016.

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.2 billion at September 30, 2016, and December 31, 2015. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 12, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2016:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2016, the Company's total leverage ratio was 2.36 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2016, the Company's senior secured leverage ratio was 1.88 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended September 30, 2016, the Company's minimum interest coverage ratio was 6.61 to 1.00).

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
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

The Company recorded $775.0 million and $798.3 million of non-cash goodwill impairment charges during the three and nine months ended September 30, 2015, respectively, of which $716.4 million and $739.7 million, respectively, was nondeductible for income tax purposes. The total tax benefit during the nine months ended September 30, 2015, related to the goodwill impairment was $242.4 million, composed of the following: (1) a $22.0 million tax benefit on the $58.6 million of deductible goodwill; and (2) a $220.4 million deferred tax benefit associated with the reduction of a deferred tax liability related to the investments in United States subsidiaries due to the effects of the goodwill impairment in the United States Print and Related Services segment. The deferred tax liability related to the investments in United States subsidiaries was originally established when the former World Color Press entities emerged from bankruptcy in 2009.

The Company's liability for unrecognized tax benefits as of September 30, 2016, was $30.0 million. The Company anticipates a $1.1 million decrease to its liability for unrecognized tax benefits within the next twelve months due to resolution of income tax audits or statute expirations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
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

Level 3:	Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of September 30, 2016.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of September 30, 2016, and December 31, 2015. See Note 10, "Debt," for further discussion on the fair value of the Company's debt.

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

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of September 30, 2016.

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the three and nine months ended September 30, 2016 and 2015, as the Company takes delivery in the normal course of business.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 13. Other Long-Term Liabilities

The components of other long-term liabilities as of September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Single employer pension obligations	$145.0	$136.0
Multiemployer pension plans—withdrawal liability	23.0	31.0
Tax-related liabilities	22.9	22.2
Employee-related liabilities	62.9	64.6
Restructuring reserve	15.9	6.6
Other	37.0	40.1
Total	$306.7	$300.5

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

The components of net pension income (expense) for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$(4.0)	$(6.7)	$(14.3)	$(20.1)
Expected return on plan assets	7.3	8.7	23.1	26.1
Net periodic pension income	3.3	2.0	8.8	6.0
Settlement charge	(6.5)	—	(6.5)	—
Net pension income (expense)	$(3.2)	$2.0	$2.3	$6.0

On April 1, 2016, the Company provided the option to receive a lump-sum pension payment to a select group of terminated vested participants. Total lump sum payments of $71.3 million have been paid during the nine months ended September 30, 2016, of which $56.4 million was paid in July 2016 under the lump-sum program. During the nine months ended September 30, 2016, the Company settled $90.1 million of pension liabilities for $71.3 million. Payments to eligible participants who elected to receive a lump-sum pension payment were funded from existing pension plan assets and constituted a settlement of the Company’s pension liabilities with respect to these participants.

The Company’s pension assets and liabilities were remeasured as of July 2016. The discount rates and actuarial assumptions used to calculate the payouts were determined in accordance with federal regulations. The Company recorded a non-cash settlement charge of $6.5 million during the third quarter of 2016 in connection with the lump sum payments. The settlement charge was classified as restructuring, impairment and transaction-related charges in the condensed consolidated statement of operations. These charges resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
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

The Company made the following contributions and benefit payments to its defined benefit pension plans during the nine months ended September 30, 2016:

Nine Months Ended
September 30, 2016
Contributions on qualified pension plans	$10.8
Benefit payments on non-qualified pension plans	1.4
Total	$12.2

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

The Company has received notices of withdrawal and demand for payment letters for both the GCIU and GCC plans, which, in total are in excess of the $98.6 million in original reserves established by the Company for the withdrawals. The Company made monthly payments totaling $8.5 million and $9.3 million for the nine months ended September 30, 2016 and 2015, respectively, as required by the Employee Retirement Income Security Act, although such payments do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU and GCC plan administrators. The Company is currently in litigation with the MEPPs' trustees to determine the amount and duration of the withdrawal payments. Arbitration proceedings with the GCIU and GCC have been completed, both sides have appealed the arbitrator's ruling, and litigation in Federal court has commenced. A Federal court ruling was issued in favor of the GCC during the third quarter of 2016, and the Company has the right to appeal the Federal court ruling.

The Company has reserved $50.3 million as its estimate of the total MEPPs withdrawal liability as of September 30, 2016, of which $34.2 million was recorded in other long-term liabilities (including $11.2 million recorded in long-term restructuring reserve), $10.6 million was recorded in accrued liabilities and $5.5 million was recorded in unsecured notes to be issued in the condensed consolidated balance sheets. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. This estimate may increase or decrease depending on the final conclusion of the litigation with the MEPPs' trustees.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 15. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the basic weighted average common shares outstanding of 47.8 million and 47.6 million for the three and nine months ended September 30, 2016, respectively, and 48.0 million and 47.9 million shares for the three and nine months ended September 30, 2015, respectively. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the following: (1) the amount the employee must pay upon exercise of the award; (2) the amount of unearned stock-based compensation costs attributable to future services; and (3) for the three and nine months ended September 30, 2015, the amount of excess tax benefits, if any, that would be credited to additional paid-in capital, assuming exercise of the award. The calculation of total proceeds for the three and nine months ended September 30, 2016, excludes the excess tax benefits as a result of the early prospective adoption of new accounting guidance related to share-based compensation during the second quarter of 2016, with retrospective application to January 1, 2016. See Note 21, "New Accounting Pronouncements," for further discussion of the adoption of the new accounting standard related to share-based compensation and its impacts to the condensed consolidated financial statements.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of 0.7 million and 2.3 million class A common shares were excluded from the computation of diluted net earnings per share for the three and nine months ended September 30, 2016, respectively. Due to the net loss incurred during the three and nine months ended September 30, 2015, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for those periods.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three and nine months ended September 30, 2016 and 2015, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net earnings (loss)	$11.3	$(552.2)	$7.4	$(632.5)

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	47.8	48.0	47.6	47.9
Plus: effect of dilutive equity incentive instruments	2.8	—	1.7	—
Diluted weighted average number of common shares outstanding for all classes of common shares	50.6	48.0	49.3	47.9

Earnings (loss) per share
Basic	$0.24	$(11.50)	$0.16	$(13.20)
Diluted	$0.22	$(11.50)	$0.15	$(13.20)

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30	$0.90	$0.90

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees; and (2) to increase shareholder value. In May 2016, an additional 3,000,000 shares were approved for issuance, providing for an aggregate 10,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of September 30, 2016, there were 2,848,196 shares available for issuance under the Omnibus Plan.

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

Equity Incentive Compensation Expense

The total compensation expense (income) recognized related to all equity incentive programs was expense of $3.8 million and $12.0 million for the three and nine months ended September 30, 2016, respectively, and income of $1.9 million and expense of $4.0 million for the three and nine months ended September 30, 2015, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of September 30, 2016, was estimated to be $17.3 million. Estimated future compensation expense is $3.3 million for 2016, $8.9 million for 2017, $4.5 million for 2018 and $0.6 million for 2019.

Net tax benefit (expense) on equity award activity was an expense of $0.3 million and a benefit of $1.8 million during the nine months ended September 30, 2016 and 2015, respectively. With the prospective adoption of the new accounting standard on share-based compensation, net tax benefit (expense) on equity award activity is included in net earnings (loss) in the operating activities section of the condensed consolidated statement of cash flows for the nine months ended September 30, 2016. See Note 21, "New Accounting Pronouncements," for further discussion of the adoption of the new accounting standard related to share-based compensation and its impacts to the condensed consolidated financial statements. Net tax benefit (expense) on equity award activity is shown as tax benefit on equity award activity in the financing activities section of the condensed consolidated statement of cash flows for the nine months ended September 30, 2015.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

There were no stock options granted during the three and nine months ended September 30, 2016 and 2015. There was no compensation expense recognized related to stock options for the three and nine months ended September 30, 2016. Compensation expense recognized related to stock options was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively. There is no future compensation expense for stock options as of September 30, 2016.

The following table is a summary of the stock option activity for the nine months ended September 30, 2016:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2015	3,290,336	$21.37	3.6	$—
Granted	—	—
Exercised	(1,182,322)	19.27
Canceled/forfeited/expired	(21,485)	26.54
Outstanding and exercisable at September 30, 2016	2,086,529	$22.50	3.3	$14.7

The intrinsic value of options outstanding and exercisable at September 30, 2016, and December 31, 2015, was based on the fair value of the stock price. All outstanding options were vested as of September 30, 2016.

The following table is a summary of the stock option exercises and vesting activity for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total intrinsic value of stock options exercised	$8.9	$—	$9.7	$1.3
Cash received from stock option exercises	21.1	—	22.8	2.2
Total grant date fair value of stock options vested	—	—	0.3	1.8

Performance Share and Performance Share Units

Performance share ("PS") and performance share unit ("PSU") awards consist of shares or the rights to shares of the Company's class A common stock which are awarded to employees of the Company. There were no PS or PSU awards granted during the three and nine months ended September 30, 2016 and 2015. Shares awarded in 2013 had a performance period of three years that ended December 31, 2015. The Company did not achieve the established performance targets for the performance period ended December 31, 2015; therefore, the PS and PSU awards were canceled.

Compensation expense for awards granted was recognized based on a best estimate of the anticipated payout, net of estimated forfeitures. There was no compensation expense recognized related to PS and PSUs for the three and nine months ended September 30, 2016. Compensation expense (income) recognized related to PS and PSUs was income of $4.8 million and $4.6 million for the three and nine months ended September 30, 2015, respectively. There is no future compensation expense for PS and PSUs as of September 30, 2016.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
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

The following table is a summary of RS and RSU award activity for the nine months ended September 30, 2016:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2015	1,549,624	$22.56	1.3	97,746	$16.58	1.7
Granted	1,315,571	9.44		175,228	10.08
Vested	(331,979)	20.39		(22,282)	22.79
Forfeited	(38,009)	23.05		(14,806)	18.55
Nonvested at September 30, 2016	2,495,207	$15.92	1.7	235,886	$11.04	2.1

During the three months ended September 30, 2016, RS awards of 3,979 shares and RSU awards of 7,728 units were granted at a weighted average grant date fair value of $27.09. During the nine months ended September 30, 2016, RS awards of 1,315,571 shares and RSU awards of 175,228 units were granted at weighted-average grant date fair values of $9.44 and $10.08, respectively. During the three months ended September 30, 2015, RS awards of 14,921 shares were granted at a weighted average grant date fair value of $13.84. There were no RSU awards granted during the three months ended September 30, 2015. During the nine months ended September 30, 2015, RSA awards of 603,377 shares and RSU awards of 70,445 units were granted at weighted-average grant date fair values of $22.87 and $23.11, respectively. In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date.

Compensation expense recognized for RS and RSUs was $3.8 million and $11.2 million for the three and nine months ended September 30, 2016, respectively, and $2.8 million and $7.6 million for the three and nine months ended September 30, 2015, respectively. Total future compensation expense for all RS and RSUs granted as of September 30, 2016, is approximately $17.3 million. Estimated future compensation expense is $3.3 million for 2016, $8.9 million for 2017, $4.5 million for 2018 and $0.6 million for 2019.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the nine months ended September 30, 2016:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	156,807	$20.51
Granted	78,750	9.30
Dividend equivalents granted	11,383	19.23
Settled	—	—
Forfeited	—	—
Outstanding at September 30, 2016	246,940	$16.88

There were no DSU awards granted during the three months ended September 30, 2016. DSU awards of 78,750 units were granted at a weighted-average grant date fair value of $9.30 during the nine months ended September 30, 2016. There were no DSU awards granted during the three months ended September 30, 2015. During the nine months ended September 30, 2015, DSU awards of 34,139 units were granted at a weighted-average grant date fair value of $23.11. Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents, and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Dividend equivalents granted were 3,209 and 11,383 units during the three and nine months ended September 30, 2016, respectively, and 3,239 and 6,969 units during the three and nine months ended September 30, 2015, respectively.

There was no compensation expense recorded for DSUs during the three months ended September 30, 2016, and $0.8 million of compensation expense was recorded for DSUs during the nine months ended September 30, 2016. There was no compensation expense recorded for DSUs during the three months ended September 30, 2015, and $0.8 million of compensation expense was recorded for DSUs during the nine months ended September 30, 2015. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 17. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
September 30, 2016		36.8	3.2	40.0
December 31, 2015		35.4	4.6	40.0

Class B stock ($0.025 par value)	80.0
September 30, 2016		14.2	0.8	15.0
December 31, 2015		14.2	0.8	15.0

Class C stock ($0.025 par value)	20.0
September 30, 2016		—	0.5	0.5
December 31, 2015		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at September 30, 2016, and December 31, 2015. The Company has no present plans to issue any preferred stock.

On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. There were no share repurchases during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company repurchased 984,190 shares of its class A common stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million. As of September 30, 2016, there were $82.9 million of authorized repurchases remaining under the program.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The dividend activity related to the then outstanding shares for the nine months ended September 30, 2016 and 2015, was as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2016
Q3 Dividend	August 1, 2016	August 29, 2016	September 9, 2016	$0.30
Q2 Dividend	May 3, 2016	June 6, 2016	June 17, 2016	0.30
Q1 Dividend	February 19, 2016	March 7, 2016	March 18, 2016	0.30
2015
Q3 Dividend	August 4, 2015	September 7, 2015	September 18, 2015	$0.30
Q2 Dividend	May 5, 2015	June 8, 2015	June 19, 2015	0.30
Q1 Dividend	February 23, 2015	March 9, 2015	March 20, 2015	0.30

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Activity impacting shareholders' equity for the nine months ended September 30, 2016, was as follows:

Shareholders' Equity
Balance at December 31, 2015	$423.9
Net earnings	7.4
Foreign currency translation adjustments	4.6
Cash dividends declared	(46.6)
Stock-based compensation	12.0
Purchases of treasury stock	(8.8)
Sale of stock for options exercised	22.8
Shares withheld from employees for the tax obligations paid on equity grants	(1.4)
Pension benefit plan adjustments, net of tax	(14.4)
Balance at September 30, 2016	$399.5

Note 18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2016, were as follows:

	Translation Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2015	$(126.9)	$(25.6)	$(152.5)
Other comprehensive income (loss) before reclassifications	4.6	(18.4)	(13.8)
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	4.0	4.0
Net other comprehensive income (loss)	4.6	(14.4)	(9.8)
Balance at September 30, 2016	$(122.3)	$(40.0)	$(162.3)

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2015, were as follows:

	Translation Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2014	$(88.7)	$(27.9)	$(116.6)
Other comprehensive loss before reclassifications	(37.5)	—	(37.5)
Amounts reclassified from accumulated other comprehensive loss to net loss	7.7	—	7.7
Net other comprehensive loss	(29.8)	—	(29.8)
Balance at September 30, 2015	$(118.5)	$(27.9)	$(146.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The details about the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the three and nine months ended September 30, 2016 and 2015, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statements of Operations Presentation
	2016	2015	2016	2015
Revaluation loss on sale of equity method investment (see Note 7)	$—	$7.7	$—	$7.7	Restructuring, impairment and transaction-related charges

Settlement charge on pension benefit plans (see Note 14)	6.5	—	6.5	—	Restructuring, impairment and transaction-related charges
Income tax benefit	(2.5)	—	(2.5)	—	Income tax expense (benefit)
Settlement charge on pension benefit plans, net of tax	4.0	—	4.0	—

Total reclassifications for the period	6.5	7.7	6.5	7.7
Impact of income taxes	(2.5)	—	(2.5)	—
Total reclassifications for the period, net of tax	$4.0	$7.7	$4.0	$7.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
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

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as strategic investments in printing operations in Brazil and India. This segment provides printed products and complementary service offerings consistent with the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Company's Senior Unsecured Notes indenture represent less than 2.0% of total consolidated assets as of September 30, 2016, and less than 2.0% of total consolidated net sales for the three and nine months ended September 30, 2016.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the three and nine months ended September 30, 2016 and 2015:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges	Goodwill Impairment
	Products	Services
Three months ended September 30, 2016
United States Print and Related Services	$808.6	$147.9	$58.6	$8.8	$—
International	95.6	4.3	5.5	(1.3)	—
Total operating segments	904.2	152.2	64.1	7.5	—
Corporate	—	—	(30.3)	18.6	—
Total	$904.2	$152.2	$33.8	$26.1	$—

Three months ended September 30, 2015
United States Print and Related Services	$887.4	$153.0	$(742.9)	$8.8	$775.0
International	90.7	4.4	(10.3)	14.0	—
Total operating segments	978.1	157.4	(753.2)	22.8	775.0
Corporate	—	—	(18.9)	12.8	—
Total	$978.1	$157.4	$(772.1)	$35.6	$775.0

Nine months ended September 30, 2016
United States Print and Related Services	$2,405.1	$428.8	$114.6	$40.4	$—
International	283.8	13.5	7.5	0.7	—
Total operating segments	2,688.9	442.3	122.1	41.1	—
Corporate	—	—	(62.0)	21.3	—
Total	$2,688.9	$442.3	$60.1	$62.4	$—

Nine months ended September 30, 2015
United States Print and Related Services	$2,550.2	$450.5	$(712.6)	$31.5	$775.0
International	268.6	14.2	(65.7)	41.4	23.3
Total operating segments	2,818.8	464.7	(778.3)	72.9	798.3
Corporate	—	—	(31.4)	7.1	—
Total	$2,818.8	$464.7	$(809.7)	$80.0	$798.3

Restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2016 and 2015, are further described in Note 3, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income (loss) results by segment above. Goodwill impairment for the three and nine months ended September 30, 2015, is further described in Note 4, "Goodwill and Other Intangible Assets," and is included in the operating income (loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income (loss) to earnings (loss) before income taxes and equity in loss of unconsolidated entities as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income (loss)	$33.8	$(772.1)	$60.1	$(809.7)
Less: interest expense	19.6	22.3	58.9	66.4
Less: gain on debt extinguishment	—	—	(14.1)	—
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$14.2	$(794.4)	$15.3	$(876.1)

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

The following condensed consolidating financial information reflects the summarized financial information of Quad/Graphics, the Company's Guarantor Subsidiaries on a combined basis and the Company's non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$443.9	$617.5	$112.4	$(117.4)	$1,056.4
Cost of sales	336.1	515.4	90.8	(117.4)	824.9
Selling, general and administrative expenses	55.1	45.3	9.5	—	109.9
Depreciation and amortization	29.1	25.4	7.2	—	61.7
Restructuring, impairment and transaction-related charges	25.7	1.7	(1.3)	—	26.1
Total operating expenses	446.0	587.8	106.2	(117.4)	1,022.6
Operating income (loss)	$(2.1)	$29.7	$6.2	$—	$33.8
Interest expense (income)	20.1	(1.4)	0.9	—	19.6
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(22.2)	31.1	5.3	—	14.2
Income tax expense (benefit)	0.1	2.4	0.4	—	2.9
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(22.3)	28.7	4.9	—	11.3
Equity in (earnings) loss of consolidated entities	(33.6)	(1.3)	—	34.9	—
Equity in (earnings) loss of unconsolidated entities	—	—	—	—	—
Net earnings (loss)	$11.3	$30.0	$4.9	$(34.9)	$11.3

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$11.3	$30.0	$4.9	$(34.9)	$11.3
Other comprehensive income (loss), net of tax	(16.9)	(14.7)	(2.8)	17.5	(16.9)
Total comprehensive income (loss)	$(5.6)	$15.3	$2.1	$(17.4)	$(5.6)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$435.8	$700.8	$110.2	$(111.3)	$1,135.5
Cost of sales	339.1	595.1	87.0	(111.3)	909.9
Selling, general and administrative expenses	63.1	33.0	10.0	—	106.1
Depreciation and amortization	44.6	27.7	8.7	—	81.0
Restructuring, impairment and transaction-related charges	30.9	(9.3)	14.0	—	35.6
Goodwill impairment	—	751.3	23.7	—	775.0
Total operating expenses	477.7	1,397.8	143.4	(111.3)	1,907.6
Operating income (loss)	$(41.9)	$(697.0)	$(33.2)	$—	$(772.1)
Interest expense (income)	21.5	(0.5)	1.3	—	22.3
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(63.4)	(696.5)	(34.5)	—	(794.4)
Income tax expense (benefit)	(26.9)	(219.2)	1.2	—	(244.9)
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(36.5)	(477.3)	(35.7)	—	(549.5)
Equity in (earnings) loss of consolidated entities	515.7	23.4	—	(539.1)	—
Equity in (earnings) loss of unconsolidated entities	—	—	2.7	—	2.7
Net earnings (loss)	$(552.2)	$(500.7)	$(38.4)	$539.1	$(552.2)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(552.2)	$(500.7)	$(38.4)	$539.1	$(552.2)
Other comprehensive income (loss), net of tax	(6.7)	(0.2)	(7.1)	7.3	(6.7)
Total comprehensive income (loss)	$(558.9)	$(500.9)	$(45.5)	$546.4	$(558.9)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,302.9	$1,790.1	$336.9	$(298.7)	$3,131.2
Cost of sales	960.0	1,518.7	269.4	(298.7)	2,449.4
Selling, general and administrative expenses	193.9	114.6	33.4	—	341.9
Depreciation and amortization	118.8	75.2	23.4	—	217.4
Restructuring, impairment and transaction-related charges	44.6	17.0	0.8	—	62.4
Total operating expenses	1,317.3	1,725.5	327.0	(298.7)	3,071.1
Operating income (loss)	$(14.4)	$64.6	$9.9	$—	$60.1
Interest expense (income)	59.8	(3.8)	2.9	—	58.9
Gain on debt extinguishment	(14.1)	—	—	—	(14.1)
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(60.1)	68.4	7.0	—	15.3
Income tax expense (benefit)	5.9	(0.9)	0.6	—	5.6
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(66.0)	69.3	6.4	—	9.7
Equity in (earnings) loss of consolidated entities	(73.4)	(4.6)	—	78.0	—
Equity in (earnings) loss of unconsolidated entities	—	—	2.3	—	2.3
Net earnings (loss)	$7.4	$73.9	$4.1	$(78.0)	$7.4

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$7.4	$73.9	$4.1	$(78.0)	$7.4
Other comprehensive income (loss), net of tax	(9.8)	(16.0)	2.8	13.2	(9.8)
Total comprehensive income (loss)	$(2.4)	$57.9	$6.9	$(64.8)	$(2.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,286.4	$1,998.2	$309.8	$(310.9)	$3,283.5
Cost of sales	985.3	1,713.1	255.5	(310.9)	2,643.0
Selling, general and administrative expenses	186.0	112.2	28.0	—	326.2
Depreciation and amortization	134.3	87.2	24.2	—	245.7
Restructuring, impairment and transaction-related charges	24.6	14.3	41.1	—	80.0
Goodwill impairment	—	751.3	47.0	—	798.3
Total operating expenses	1,330.2	2,678.1	395.8	(310.9)	4,093.2
Operating income (loss)	$(43.8)	$(679.9)	$(86.0)	$—	$(809.7)
Interest expense (income)	63.7	(1.2)	3.9	—	66.4
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(107.5)	(678.7)	(89.9)	—	(876.1)
Income tax expense (benefit)	(34.5)	(218.8)	3.6	—	(249.7)
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(73.0)	(459.9)	(93.5)	—	(626.4)
Equity in (earnings) loss of consolidated entities	559.5	25.6	—	(585.1)	—
Equity in (earnings) loss of unconsolidated entities	—	—	6.1	—	6.1
Net earnings (loss)	$(632.5)	$(485.5)	$(99.6)	$585.1	$(632.5)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(632.5)	$(485.5)	$(99.6)	$585.1	$(632.5)
Other comprehensive income (loss), net of tax	(29.8)	(0.3)	(31.1)	31.4	(29.8)
Total comprehensive income (loss)	$(662.3)	$(485.8)	$(130.7)	$616.5	$(662.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of September 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$1.9	$2.4	$7.2	$—	$11.5
Receivables, less allowances for doubtful accounts	423.5	52.7	90.7	—	566.9
Intercompany receivables	—	1,134.9	—	(1,134.9)	—
Inventories	137.6	127.1	53.3	—	318.0
Other current assets	29.6	27.6	7.3	—	64.5
Total current assets	592.6	1,344.7	158.5	(1,134.9)	960.9

Property, plant and equipment—net	791.8	570.7	168.6	—	1,531.1
Investment in consolidated entities	1,754.8	60.8	—	(1,815.6)	—
Intangible assets—net	13.3	21.9	29.9	—	65.1
Intercompany loan receivable	89.7	—	—	(89.7)	—
Other long-term assets	39.0	6.3	32.0	—	77.3
Total assets	$3,281.2	$2,004.4	$389.0	$(3,040.2)	$2,634.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$194.0	$75.0	$72.8	$—	$341.8
Intercompany accounts payable	1,125.3	—	9.6	(1,134.9)	—
Short-term debt and current portion of long-term debt and capital lease obligations	81.1	3.4	13.4	—	97.9
Other current liabilities	257.4	75.0	27.7	—	360.1
Total current liabilities	1,657.8	153.4	123.5	(1,134.9)	799.8

Long-term debt and capital lease obligations	1,056.6	2.8	15.5	—	1,074.9
Intercompany loan payable	—	39.6	50.1	(89.7)	—
Other long-term liabilities	167.3	173.2	19.7	—	360.2
Total liabilities	2,881.7	369.0	208.8	(1,224.6)	2,234.9

Total shareholders' equity	399.5	1,635.4	180.2	(1,815.6)	399.5
Total liabilities and shareholders' equity	$3,281.2	$2,004.4	$389.0	$(3,040.2)	$2,634.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$116.2	$136.4	$7.4	$—	$260.0

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24.0)	(18.5)	(15.2)	—	(57.7)
Acquisition related investing activities—net of cash acquired	(0.9)	0.9	—	—	—
Intercompany investing activities	12.1	(121.8)	19.1	90.6	—
Other investing activities	(6.1)	5.4	2.2	—	1.5
Net cash from (used in) investing activities	(18.9)	(134.0)	6.1	90.6	(56.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	19.7	—	19.7
Payments of long-term debt and capital lease obligations	(170.4)	(2.6)	(2.2)	—	(175.2)
Borrowings on revolving credit facilities	648.9	—	63.1	—	712.0
Payments on revolving credit facilities	(673.2)	—	(54.4)	—	(727.6)
Purchases of treasury stock	(8.8)	—	—	—	(8.8)
Payment of cash dividends	(44.0)	—	—	—	(44.0)
Intercompany financing activities	128.5	0.1	(38.0)	(90.6)	—
Other financing activities	21.3	(0.3)	—	—	21.0
Net cash used in financing activities	(97.7)	(2.8)	(11.8)	(90.6)	(202.9)

Effect of exchange rates on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	(0.4)	(0.4)	1.5	—	0.7
Cash and cash equivalents at beginning of period	2.3	2.8	5.7	—	10.8
Cash and cash equivalents at end of period	$1.9	$2.4	$7.2	$—	$11.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2015

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$46.4	$111.9	$20.9	$—	$179.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(45.3)	(56.3)	(9.6)	—	(111.2)
Acquisition related investing activities—net of cash acquired	—	(63.3)	(77.5)	—	(140.8)
Intercompany investing activities	(133.0)	(163.8)	(0.4)	297.2	—
Other investing activities	1.2	6.3	10.7	—	18.2
Net cash from (used in) investing activities	(177.1)	(277.1)	(76.8)	297.2	(233.8)

FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(70.7)	(2.5)	—	—	(73.2)
Borrowings on revolving credit facilities	1,141.6	—	40.8	—	1,182.4
Payments on revolving credit facilities	(965.3)	—	(40.8)	—	(1,006.1)
Payment of cash dividends	(44.6)	—	—	—	(44.6)
Intercompany financing activities	67.7	165.9	63.6	(297.2)	—
Other financing activities	2.4	(0.1)	—	—	2.3
Net cash from (used in) financing activities	131.1	163.3	63.6	(297.2)	60.8

Effect of exchange rates on cash and cash equivalents	—	—	(1.6)	—	(1.6)
Net increase (decrease) in cash and cash equivalents	0.4	(1.9)	6.1	—	4.6
Cash and cash equivalents at beginning of period	1.9	5.6	2.1	—	9.6
Cash and cash equivalents at end of period	$2.3	$3.7	$8.2	$—	$14.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions, except share and per share data and unless otherwise indicated)

Note 21. New Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory" ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than waiting until the asset is sold to an outside party. Assets covered under the scope of ASU 2016-16 include intellectual property and property, plant and equipment. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. This new guidance will require a modified retrospective transition approach, where the entity will need to apply a cumulative-effect adjustment to retained earnings (accumulated deficit) as of the beginning of the first reporting period in which the guidance is adopted. The Company does not believe the adoption of ASU 2016-16 will have a material impact on the condensed consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which is intended to reduce diversity in practice, providing guidance on eight specific cash flow classification issues with regards to how the cash receipts and cash payments are presented within the statements of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. This new guidance will require a retrospective adoption approach unless it is impracticable to apply, in which case the guidance should be applied prospectively as of the earliest date practicable. The Company does not believe the adoption of ASU 2016-15 will have a material impact on the condensed consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments. Under the new guidance, entities will be required to measure expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. This new guidance will require a modified retrospective transition approach, where the entity will need to apply a cumulative-effect adjustment to retained earnings (accumulated deficit) as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the impact of the adoption of ASU 2016-13 on the condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which simplifies the accounting for share-based payments, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statements of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. During the second quarter of 2016, the Company elected to early adopt ASU 2016-09, with retrospective application to January 1, 2016. Prior to the adoption of the ASU, excess tax benefits or expense related to stock-based compensation transactions were recognized in additional paid-in capital on the condensed consolidated balance sheets; following the adoption of the ASU, all excess tax benefits or expense related to stock-based compensation transactions are recognized prospectively as income tax expense (benefit) in the condensed consolidated statements of operations, and the excess tax benefits or expense from the stock-based compensation transactions previously included in financing activities on the condensed consolidated statements of cash flows are prospectively included as a component of net loss on the condensed consolidated statements of cash flows. See Note 15, "Earnings (Loss) Per Share," for the impacts of the adoption of ASU 2016-09 on the calculation of the effect of outstanding dilutive equity incentive instruments using the treasury stock method. See Note 16, "Equity Incentive Programs," for the Company's policy election on accounting for forfeitures. The adoption of ASU 2016-09 did not have a material impact on the condensed consolidated financial statements.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
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

Note 22. Subsequent Events

Declaration of Quarterly Dividend

On October 31, 2016, the Company declared a quarterly dividend of $0.30 per share, which will be paid on December 9, 2016, to shareholders of record as of November 28, 2016.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, including the notes thereto, included in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2015, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the SEC on February 23, 2016.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the three months ended September 30, 2016, to the three months ended September 30, 2015; and (2) the nine months ended September 30, 2016, to the nine months ended September 30, 2015. The comparability of the Company's results of operations between periods was impacted by acquisitions, including the 2015 acquisitions of Marin's, Copac and Specialty. The results of operations of all acquisitions are included in the Company's condensed consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with complementary service offerings, including marketing strategy, media planning and placement, data insights, segmentation and response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 91% of the Company's consolidated net sales during the three and nine months ended September 30, 2016.

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as strategic investments in printing operations in Brazil and India. This segment provides printed products and complementary service offerings consistent with the United States Print and Related Services segment. The International segment accounted for approximately 9% of the Company's consolidated net sales during the three and nine months ended September 30, 2016.

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

The Company continues to remain disciplined with its debt leverage. The Company's consolidated debt and capital leases decreased by $177 million during the nine months ended September 30, 2016, primarily due to a sustainable decrease in working capital levels and an increase in cash from earnings. The Company redeemed $60 million of its senior notes under the Master Note and Security Agreement and repurchased $57 million of its Senior Unsecured Notes during the nine months ended September 30, 2016, for a total net gain of $14 million that was recognized in gain on debt extinguishment in the condensed consolidated statements of operations. These repurchases were primarily completed to efficiently reduce debt balances and the Debt Leverage Ratio, as well as interest expense based on current LIBOR rates. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $567 million and has reduced the obligations for pension, postretirement and MEPPs by $365 million.

The Company has been working diligently to integrate acquired companies, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volume and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® platform to streamline workflows and improve data visibility across the consolidated platform. In addition, restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 33 plant closures and have reduced headcount by approximately 11,000 employees through September 30, 2016.

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

Integrated distribution with the postal service is an important component of the Company's business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The United States Postal Service ("USPS") continues to experience financial problems and a negative balance sheet. Without increased revenues or action by Congress to reform the USPS cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. In January 2014, the USPS implemented a temporary exigent postage rate increase of 4.3%. The 4.3% temporary exigent increase expired on April 10, 2016, resulting in an overall reduction in postal prices. The USPS has filed an appeal in federal court requesting that the "surcharge" be reinstated and made part of the permanent base postage rate. The appeal is still pending.

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

When making capital investment decisions, management undertakes a thorough process aimed at driving the strongest contribution to long-term profitability, whether those are property, plant and equipment additions; organic growth opportunities; or acquisitions. Some recent examples of capital investments made by the Company include the following:

•
The Company completed the acquisition of Specialty on August 25, 2015, for a net purchase price of $61 million, excluding acquired cash. Specialty is a full-service paperboard folding carton manufacturer and logistics provider located in Omaha, Nebraska.

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

Results of Operations for the Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

Summary Results

The Company's operating income (loss), operating margin, net earnings (loss) (computed using a 40% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the three months ended September 30, 2016, changed from the three months ended September 30, 2015, as follows (dollars in millions, except margin and per share data):

	Operating Income (Loss)	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the Three Months Ended September 30, 2015	$(772.1)	(68.0)%	$(552.2)	$(11.50)
2016 restructuring, impairment and transaction-related charges(1)	(26.1)	(2.5)%	(15.7)	(0.31)
2015 restructuring, impairment and transaction-related charges(2)	35.6	3.1%	23.8	0.50
2015 goodwill impairment(3)	775.0	68.3%	532.6	11.10
Interest expense(4)	N/A	N/A	1.6	0.03
Income taxes(5)	N/A	N/A	5.6	0.11
Investments in unconsolidated entities, net of tax(6)	N/A	N/A	2.7	0.05
Operating income(7)	21.4	2.3%	12.9	0.24
For the Three Months Ended September 30, 2016	$33.8	3.2%	$11.3	$0.22
______________________________

(1)	Restructuring, impairment and transaction-related charges of $26.1 million ($15.7 million, net of tax) incurred during the three months ended September 30, 2016, included the following:

a.	$1.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$0.9 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations;

c.	$0.4 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities;

d.
$23.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges. Other restructuring charges includes an $11.2 million adjustment to the Company's MEPPs withdrawal liability and a $6.5 million non-cash pension settlement charge related to lump-sum pension payments.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $35.6 million ($23.8 million, net of tax) incurred during the three months ended September 30, 2015, included the following:

a.	$9.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$15.8 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives;

c.	$0.9 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities;

d.
$0.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of acquired companies; and

e.
$9.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges. Other restructuring charges includes a $6.0 million non-cash and nondeductible expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment.

(3)
A $775.0 million ($532.6 million after tax) non-cash goodwill impairment charge was recorded during the three months ended September 30, 2015, related to the three reporting units in the United States Print and Related Services segment.

(4)
Interest expense decreased $2.7 million ($1.6 million, net of tax) during the three months ended September 30, 2016, to $19.6 million. This change was due to lower average debt levels in the third quarter of 2016 as compared to the third quarter of 2015.

(5)The $5.6 million impact of income taxes as calculated in the following table is primarily due to decreased losses in foreign jurisdictions where the Company does not receive a tax benefit:

	Three Months Ended September 30,
	2016	2015	$ Change
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$14.2	$(794.4)	$808.6
Goodwill impairment	—	775.0	(775.0)
Nondeductible foreign exchange losses on the sale of investment	—	6.0	(6.0)
Earnings (loss) subject to income taxes	$14.2	$(13.4)	$27.6
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense (benefit) at 40% normalized tax rate	5.6	(5.4)	11.0

Plus: tax benefit related to goodwill impairment charge	—	(242.4)	(242.4)
	5.6	(247.8)	(253.4)

Income tax expense (benefit) from the condensed consolidated statements of operations	2.9	(244.9)	(247.8)

Impact of income taxes	$2.7	$(2.9)	$(5.6)

(6)
The decrease in net loss attributable to investments in unconsolidated entities, net of tax, of $2.7 million during the three months ended September 30, 2016, was primarily related to a $2.4 million decrease in losses from unconsolidated entities at the Company's investment in Plural, the Company's Brazilian joint venture and a $0.3 million decrease in losses at the Company's investment in Chile that was sold on July 31, 2015.

(7)
Operating income, excluding restructuring, impairment and transaction-related charges, increased $21.4 million ($12.9 million, net of tax) primarily due to the following: (1) a $19.3 million decrease in depreciation and amortization; and (2) lower costs primarily associated with production cost reduction initiatives. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than one year; and (2) a $3.8 million increase in selling, general and administrative expenses primarily due to increased incentive compensation expense.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2016		2015
	(dollars in millions, except margin data)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$904.2	85.6%	$978.1	86.1%	$(73.9)	(7.6)%
Services	152.2	14.4%	157.4	13.9%	(5.2)	(3.3)%
Total net sales	1,056.4	100.0%	1,135.5	100.0%	(79.1)	(7.0)%
Cost of sales:
Products	719.1	68.1%	797.3	70.2%	(78.2)	(9.8)%
Services	105.8	10.0%	112.6	9.9%	(6.8)	(6.0)%
Total cost of sales	824.9	78.1%	909.9	80.1%	(85.0)	(9.3)%
Selling, general & administrative expenses	109.9	10.4%	106.1	9.4%	3.8	3.6%
Depreciation and amortization	61.7	5.8%	81.0	7.1%	(19.3)	(23.8)%
Restructuring, impairment and transaction-related charges	26.1	2.5%	35.6	3.1%	(9.5)	(26.7)%
Goodwill impairment	—	—%	775.0	68.3%	(775.0)	nm
Total operating expenses	1,022.6	96.8%	1,907.6	168.0%	(885.0)	(46.4)%
Operating income (loss)	$33.8	3.2%	$(772.1)	(68.0)%	$805.9	nm

Net Sales

Product sales decreased $73.9 million, or 7.6%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to the following: (1) a $47.0 million decrease in product sales in the Company's core print and specialty print product lines owned more than one year predominantly due to ongoing industry volume and pricing pressures; (2) a $33.2 million decrease in pass-through paper sales; and (3) $5.5 million in negative foreign exchange impacts. These decreases were partially offset by an $11.8 million sales increase from acquisitions.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $5.2 million, or 3.3%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to $3.2 million in decreased sales of QuadMed medical services and $2.1 million in decreased sales of print imaging services.

Cost of Sales

Cost of product sales decreased $78.2 million, or 9.8%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to lower costs associated with production cost reduction initiatives and lower print volume in product lines owned more than a year.

Cost of product sales as a percentage of total net sales decreased to 68.1% for the three months ended September 30, 2016, compared to 70.2% for the three months ended September 30, 2015, primarily due to the reasons provided above.

Cost of service sales decreased $6.8 million, or 6.0%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to lower QuadMed medical service sales and overall cost reduction initiatives.

Cost of service sales as a percentage of total net sales increased to 10.0% for the three months ended September 30, 2016, compared to 9.9% for the three months ended September 30, 2015, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.8 million, or 3.6%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a $10.0 million increase in incentive compensation expense and a $2.2 million decrease in gains on the sale of property, plant and equipment. These increases were partially offset by a $7.4 million decrease in employee-related costs primarily due to the Company's cost reduction initiatives and a $1.0 million decrease in selling and promotion expenses. Selling, general and administrative expenses as a percentage of net sales increased to 10.4% for the three months ended September 30, 2016, from 9.4% for the three months ended September 30, 2015, primarily due to the reasons stated above.

Depreciation and Amortization

Depreciation and amortization decreased $19.3 million, or 23.8%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due to a $16.1 million decrease in amortization expense primarily related to customer relationship intangibles becoming fully amortized in the second quarter of 2016 and a $3.2 million decrease in depreciation expense primarily related to property, plant and equipment becoming fully depreciated over the past year.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $9.5 million, or 26.7%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to the following: (1) a $14.9 million decrease in impairment charges; (2) a $7.5 million decrease in employee termination charges; (3) a $0.6 million decrease in acquisition-related integration costs; and (4) a $0.5 million decrease in transaction-related charges, partially offset by a $14.0 million increase in other restructuring costs.

Restructuring, impairment and transaction-related charges of $26.1 million incurred in the three months ended September 30, 2016, included the following: (1) $1.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.9 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; (3) $0.4 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and (4) $23.3 million of various other restructuring charges, including an $11.2 million adjustment to the Company's MEPPs withdrawal liability and a $6.5 million non-cash pension settlement charge related to lump-sum pension payments, as well as other costs to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges of $35.6 million incurred in the three months ended September 30, 2015, included the following: (1) $9.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $15.8 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives; (3) $0.9 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; (4) $0.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of acquired companies; and (5) $9.3 million of various other restructuring charges, including a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment, as well as other costs to maintain and exit closed facilities such as lease exit charges.

Goodwill Impairment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015. After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. As a result of the interim goodwill assessment, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million ($532.6 million after tax) as of September 30, 2015.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, were as follows:

	Three Months Ended September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except margin data)
EBITDA and EBITDA margin	$95.5	9.0%	$(693.8)	(61.1)%

EBITDA increased $789.3 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to the following: (1) a $775.0 million non-cash goodwill impairment charge recorded in 2015 that did not repeat in 2016; (2) $9.5 million of decreased restructuring, impairment and transaction-related charges; and (3) lower costs primarily associated with production cost reduction initiatives. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than a year; and (2) a $3.8 million increase in selling, general and administrative expenses primarily due to increased incentive compensation expense.

EBITDA represents net earnings (loss) plus (1) interest expense, (2) income tax expense (if applicable) and (3) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance. Both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings (loss) for the three months ended September 30, 2016 and 2015, was as follows:

	Three Months Ended September 30,
	2016	2015
	(dollars in millions)
Net earnings (loss)(1)	$11.3	$(552.2)
Interest expense	19.6	22.3
Income tax expense (benefit)	2.9	(244.9)
Depreciation and amortization	61.7	81.0
EBITDA	$95.5	$(693.8)
______________________________

(1)	Net earnings (loss) included the following:

a.	Restructuring, impairment and transaction-related charges of $26.1 million and $35.6 million for the three months ended September 30, 2016 and 2015, respectively;

b.	A non-cash goodwill impairment charge of $775.0 million for the three months ended September 30, 2015; and

c.	Equity in loss of unconsolidated entities of $2.7 million for the three months ended September 30, 2015.

United States Print and Related Services

The following table summarizes net sales, operating income (loss), operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended September 30,
	2016	2015
	(dollars in millions, except margin data)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$808.6	$887.4	$(78.8)	(8.9)%
Services	147.9	153.0	(5.1)	(3.3)%
Operating income (loss) (including restructuring, impairment and transaction-related charges)	58.6	(742.9)	801.5	nm
Operating margin	6.1%	(71.4)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$8.8	$8.8	$—	—%
Goodwill impairment	—	775.0	(775.0)	nm

Net Sales

Product sales for the United States Print and Related Services segment decreased $78.8 million, or 8.9%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a $51.8 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year, predominantly due to ongoing volume and pricing pressures from excess capacity in the printing industry, and a $38.8 million decrease in pass-through paper sales. This decrease was partially offset by an $11.8 million increase in net sales from acquisitions.

Service sales for the United States Print and Related Services segment decreased $5.1 million, or 3.3%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to $3.2 million in decreased sales of QuadMed medical services and $2.1 million in decreased sales of print imaging services.

Operating Income (Loss)

Operating income (loss) for the United States Print and Related Services segment increased $801.5 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to the following: (1) a $775.0 million non-cash goodwill impairment charge recorded in 2015 that did not repeat in 2016; and (2) lower costs primarily associated with production cost reduction initiatives. These impacts were partially offset by lower print volume and pricing in product lines owned more than one year.

Operating margin for the United States Print and Related Services segment increased to 6.1% for the three months ended September 30, 2016, from negative 71.4% for the three months ended September 30, 2015, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended September 30, 2016, were $8.8 million, consisting of the following: (1) $1.2 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; and (3) $7.1 million of various other restructuring charges to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended September 30, 2015, were $8.8 million, consisting of the following: (1) $4.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $1.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives; (3) $0.6 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of acquired companies; and (4) $2.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

Goodwill Impairment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015. After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. As a result of the interim goodwill assessment, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million ($532.6 million after tax) as of September 30, 2015.

International

The following table summarizes net sales, operating income (loss), operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Three Months Ended September 30,
	2016	2015
	(dollars in millions, except margin data)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$95.6	$90.7	$4.9	5.4%
Services	4.3	4.4	(0.1)	(2.3)%
Operating income (loss) (including restructuring, impairment and transaction-related charges)	5.5	(10.3)	15.8	nm
Operating margin	5.5%	(10.8)%	N/A	N/A
Restructuring, impairment and transaction-related charges (income)	$(1.3)	$14.0	$(15.3)	(109.3)%
Equity in loss of unconsolidated entities	—	2.7	(2.7)	(100.0)%

Net Sales

Product sales for the International segment increased $4.9 million, or 5.4%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a $5.6 million increase in pass-through paper sales and a $4.8 million increase in volume and price primarily in Argentina, Mexico and Colombia. These increases were partially offset by $5.5 million in negative foreign exchange impacts primarily in Argentina and Mexico.

Service sales for the International segment decreased $0.1 million, or 2.3%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a decrease in logistics sales in Europe.

Operating Income (Loss)

Operating income for the International segment increased $15.8 million for the three months ended September 30, 2016, compared to the operating loss for the three months ended September 30, 2015, primarily due to a $15.3 million decrease in restructuring, impairment and integration expenses.

Restructuring, Impairment and Transaction-Related Charges (Income)

Restructuring, impairment and transaction-related charges (income) for the International segment for the three months ended September 30, 2016, were $(1.3) million, consisting of the following: (1) $0.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; and (3) $(1.8) million of various other restructuring charges (income) to maintain and exit closed facilities, including gains on the sale of the Queretaro, Mexico building and equipment.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2015, were $14.0 million, consisting of the following: (1) $1.2 million of employee termination costs related to workforce reduction through facility consolidation and involuntary separation programs; (2) $6.2 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of capacity reduction restructuring initiatives; and (3) $6.6 million of other restructuring charges primarily related to a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also held a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition until July 31, 2015, when the investment was sold. The equity in loss of unconsolidated entities in the International segment decreased $2.7 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a $2.4 million decrease in losses from unconsolidated entities at the Company's investment in Plural, the Company's Brazilian joint venture, and a $0.3 million decrease in losses at the Company's investment in Chile that was sold on July 31, 2015.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the three months ended September 30, 2016.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2016	2015
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$30.3	$18.9	$11.4	60.3%
Restructuring, impairment and transaction-related charges	18.6	12.8	5.8	45.3%

Operating Expenses

Corporate operating expenses increased $11.4 million, or 60.3%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a $6.7 million increase in incentive compensation expenses and a $5.8 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2016, were $18.6 million, consisting of the following: (1) $0.2 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $0.4 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and (3) $18.0 million of other restructuring charges, including an $11.2 million adjustment to the Company's MEPPs withdrawal liability and a $6.5 million non-cash pension settlement charge related to lump-sum pension payments.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2015, were $12.8 million, consisting of the following: (1) $3.2 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $8.3 million of impairment charges for corporate fixed assets; (3) $0.9 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and (3) $0.4 million of other restructuring charges.

Results of Operations for the Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

Summary Results

The Company's operating income (loss), operating margin, net earnings (loss) (computed using a 40% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the nine months ended September 30, 2016, changed from the nine months ended September 30, 2015, as follows (dollars in millions, except margin and per share data):

	Operating Income (Loss)	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the nine months ended September 30, 2015	$(809.7)	(24.7)%	$(632.5)	$(13.20)
2016 restructuring, impairment and transaction-related charges (1)	(62.4)	(2.0)%	(37.4)	(0.76)
2015 restructuring, impairment and transaction-related charges (2)	80.0	2.4%	57.1	1.19
2015 goodwill impairment (3)	798.3	24.3%	555.9	11.61
Interest expense (4)	N/A	N/A	4.5	0.09
2016 gain on debt extinguishment (5)	N/A	N/A	8.5	0.17
Income taxes (6)	N/A	N/A	15.3	0.31
Investments in unconsolidated entities, net of tax (7)	N/A	N/A	3.8	0.08
Operating income (8)	53.9	1.9%	32.2	0.66
For the nine months ended September 30, 2016	$60.1	1.9%	$7.4	$0.15
______________________________

(1)	Restructuring, impairment and transaction-related charges of $62.4 million ($37.4 million, net of tax) incurred during the nine months ended September 30, 2016, included the following:

a.	$8.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$17.7 million of impairment charges, including $12.1 million of impairment charges for land and building related to the Atglen, Pennsylvania plant closure and $5.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; East Greenville, Pennsylvania; and Queretaro, Mexico, as well as other capacity reduction restructuring activities;

c.	$1.9 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities;

d.	$0.1 million of acquisition-related integration costs; and

e.
$34.6 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges. Other restructuring charges includes an $11.2 million adjustment to the Company's MEPPs withdrawal liability and a $6.5 million non-cash pension settlement charge related to lump-sum pension payments.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $80.0 million ($57.1 million, net of tax) incurred during the nine months ended September 30, 2015, included the following:

a.	$21.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$39.9 million of impairment charges, including the following: (1) $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile); (2) $21.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; and (3) $2.2 million of impairment charges recorded in the first quarter of 2015 for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries;

c.
$(7.3) million of transaction-related charges (income), including a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $2.7 million of professional service fees, including fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac, and Specialty;

d.
$4.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and

e.
$21.5 million of various other restructuring charges, including a $6.0 million non-cash and nondeductible expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment and $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

(3)
Pre-tax non-cash goodwill impairment charges of $798.3 million ($555.9 million after tax) were recorded during the nine months ended September 30, 2015, of which $775.0 million related to the three reporting units in the United States Print and Related Services segment and $23.3 million related to the Latin America reporting unit in the International segment.

(4)
Interest expense decreased $7.5 million ($4.5 million, net of tax) during the nine months ended September 30, 2016, to $58.9 million. This change was due to lower average debt levels in the nine months ended September 30, 2016, as compared to the nine months ended of September 30, 2015.

(5)
A $14.1 million gain on debt extinguishment ($8.5 million, net of tax) primarily from the repurchase of $56.5 million aggregate principal amount of Senior Unsecured Notes was recognized during the nine months ended September 30, 2016.

(6)
The $15.3 million impact of income taxes as calculated in the following table is primarily due to decreased losses in foreign jurisdictions where the Company does not receive a tax benefit and tax benefits related to legal entity restructuring:

	Nine Months Ended September 30,
	2016	2015	$ Change
Earnings (loss) before income taxes and equity in loss of unconsolidated entities	$15.3	$(876.1)	$891.4
Goodwill impairment	—	798.3	(798.3)
Nondeductible equity method investment impairment	—	16.7	(16.7)
Nondeductible foreign exchange losses on the sale of investment	—	6.0	(6.0)
Earnings (loss) subject to income taxes	15.3	(55.1)	70.4
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense (benefit) at 40% normalized tax rate	6.1	(22.1)	28.2

Plus: tax benefit related to goodwill impairment charges	—	(242.4)	(242.4)
	6.1	(264.5)	(270.6)

Income tax expense (benefit) from the condensed consolidated statements of operations	5.6	(249.7)	(255.3)

Impact of income taxes	$0.5	$(14.8)	$(15.3)

(7)
The decrease in net loss attributable to investments in unconsolidated entities, net of tax, of $3.8 million during the nine months ended September 30, 2016, was primarily related to a $3.0 million decrease in losses from unconsolidated entities at the Company's investment in Plural, the Company's Brazilian joint venture, and a $0.8 million decrease in losses at the Company's investment in Chile that was sold on July 31, 2015.

(8)
Operating income, excluding restructuring, impairment and transaction-related charges and non-cash goodwill impairment charges, increased $53.9 million ($32.2 million, net of tax) during the nine months ended September 30, 2016, primarily due to the following: (1) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives; (2) a $28.3 million decrease in depreciation and amortization expense; (3) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns; and (4) the additional earnings on sales generated from acquisitions. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than a year; (2) a $15.7 million increase in selling, general and administrative expenses primarily due to increased incentive compensation expense; and (3) a $4.0 million vacation expense reduction in 2015 due to a vacation policy change that did not repeat in 2016.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2016		2015
	(dollars in millions, except margin data)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$2,688.9	85.9%	$2,818.8	85.8%	$(129.9)	(4.6)%
Services	442.3	14.1%	464.7	14.2%	(22.4)	(4.8)%
Total net sales	3,131.2	100.0%	3,283.5	100.0%	(152.3)	(4.6)%
Cost of sales:
Products	2,144.2	68.5%	2,306.1	70.2%	(161.9)	(7.0)%
Services	305.2	9.7%	336.9	10.3%	(31.7)	(9.4)%
Total cost of sales	2,449.4	78.2%	2,643.0	80.5%	(193.6)	(7.3)%
Selling, general & administrative expenses	341.9	10.9%	326.2	9.9%	15.7	4.8%
Depreciation and amortization	217.4	7.0%	245.7	7.5%	(28.3)	(11.5)%
Restructuring, impairment and transaction-related charges	62.4	2.0%	80.0	2.5%	(17.6)	(22.0)%
Goodwill impairment	—	—%	798.3	24.3%	(798.3)	nm
Total operating expenses	3,071.1	98.1%	4,093.2	124.7%	(1,022.1)	(25.0)%
Operating income (loss)	$60.1	1.9%	$(809.7)	(24.7)%	$869.8	nm

Net Sales

Product sales decreased $129.9 million, or 4.6%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the following: (1) a $102.6 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year predominantly due to ongoing industry volume and pricing pressures; (2) a $69.1 million decrease from pass-through paper sales; and (3) $21.9 million in negative foreign exchange impacts. These decreases were partially offset by a $63.7 million sales increase from acquisitions.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $22.4 million, or 4.8%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to a $16.0 million decrease in logistics sales resulting from lower print shipment volume and lower fuel prices and $5.7 million in decreased sales of print imaging services.

Cost of Sales

Cost of product sales decreased $161.9 million, or 7.0%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the following: (1) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives; (2) lower print volume in product lines owned more than a year; and (3) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns. These reductions were partially offset by the following: (1) increased cost of product sales resulting from acquisitions; and (2) a $4.0 million vacation expense reduction in 2015 due to a vacation policy change that did not repeat in 2016.

Cost of product sales as a percentage of total net sales decreased to 68.5% for the nine months ended September 30, 2016, compared to 70.2% for the nine months ended September 30, 2015, primarily due to the reasons provided above.

Cost of service sales decreased $31.7 million, or 9.4%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to lower logistics volume and overall cost reduction initiatives.

Cost of service sales as a percentage of total net sales decreased to 9.7% for the nine months ended September 30, 2016, from 10.3% for the nine months ended September 30, 2015, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.7 million, or 4.8%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the following: (1) a $20.9 million increase in incentive compensation expense; (2) an $8.7 million increase in legal expenses due to 2016 reserves established and favorable settlements of legal claims in 2015 that did not repeat in 2016; (3) a $6.1 million increase in bad debt expense; (4) a $3.2 million decrease in gains on the sale of property, plant and equipment; (5) a $3.1 million increase in foreign currency losses; and (6) a $1.1 million favorable impact from the resolution of certain acquisition related contingencies in 2015 that did not repeat in 2016. These increases were partially offset by a $22.9 million decrease in employee-related costs and a $1.9 million decrease in general administrative expenses primarily due to the Company's cost reduction initiatives. Selling, general and administrative expenses as a percentage of net sales increased from 9.9% for the nine months ended September 30, 2015 to 10.9% for the nine months ended September 30, 2016, primarily due to the reasons stated above.

Depreciation and Amortization

Depreciation and amortization decreased $28.3 million, or 11.5%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due to a $14.3 million decrease in amortization expense primarily related to customer relationship intangibles becoming fully amortized in the second quarter of 2016 and a $14.0 million decrease in depreciation expense from property, plant and equipment becoming fully depreciated over the past year.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $17.6 million, or 22.0%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the following: (1) a $22.2 million decrease in impairment charges; (2) a $13.4 million decrease in employee termination charges; (3) a $4.3 million decrease in acquisition-related integration costs, partially offset by a $13.1 million increase in other restructuring costs and a $9.2 million increase in transaction-related charges.

Restructuring, impairment and transaction-related charges of $62.4 million incurred in the nine months ended September 30, 2016, included the following: (1) $8.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $17.7 million of impairment charges, including $12.1 million of impairment charges for land and building related to the Atglen, Pennsylvania plant closure and $5.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; East Greenville, Pennsylvania; and Queretaro, Mexico, as well as other capacity reduction restructuring activities; (3) $1.9 million of transaction-related charges, consisting of professional service fees related to business acquisition and divestiture activities; (4) $0.1 million of acquisition-related integration costs; and (5) $34.6 million of various other restructuring charges, including an $11.2 million adjustment to the Company's MEPPs withdrawal liability and a $6.5 million non-cash pension settlement charge related to lump-sum pension payments, as well as other costs to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges of $80.0 million incurred in the nine months ended September 30, 2015, included the following: (1) $21.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $39.9 million of impairment charges, including $21.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations including Atlanta, Georgia; Dickson, Tennessee; and Queretaro, Mexico, as well as other capacity reduction restructuring initiatives; $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile); and $2.2 million of impairment charges recorded during the first quarter for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries; (3) $(7.3) million of transaction-related charges (income), which included a $10.0 million non-recurring gain as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier, partially offset by $2.7 million of professional service fees, including fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac and Specialty; (4) $4.4 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (5) $21.5 million of various other restructuring charges, including a $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment, and $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

Goodwill Impairment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015. After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. As a result of the interim goodwill assessment, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million ($532.6 million after tax) as of September 30, 2015.

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

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, were as follows:

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except margin data)
EBITDA and EBITDA margin	$289.3	9.2%	$(570.1)	(17.4)%

EBITDA increased $859.4 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the following: (1) a $798.3 million non-cash goodwill impairment charge recorded in 2015 that did not repeat in 2016; (2) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives; (3) $17.6 million of decreased restructuring, impairment and transaction-related charges; (4) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns; and (5) the additional earnings on sales generated from acquisitions. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than a year; (2) a $15.7 million increase in selling, general and administrative expenses primarily due to an increase in incentive compensation expense; and (3) a $4.0 million vacation expense reduction in 2015 due to a vacation policy change that did not repeat in 2016.

EBITDA represents net earnings (loss) plus (1) interest expense, (2) income tax expense (if applicable) and (3) depreciation and amortization, and less income tax benefit (if applicable). EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance. Both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings (loss) for the nine months ended September 30, 2016 and 2015, was as follows:

	Nine Months Ended September 30,
	2016	2015
	(dollars in millions)
Net earnings (loss)(1)	$7.4	$(632.5)
Interest expense	58.9	66.4
Income tax expense (benefit)	5.6	(249.7)
Depreciation and amortization	217.4	245.7
EBITDA	$289.3	$(570.1)
______________________________

(1)	Net earnings (loss) included the following:

a.	Restructuring, impairment and transaction-related charges of $62.4 million and $80.0 million for the nine months ended September 30, 2016 and 2015, respectively;

b.	A non-cash goodwill impairment charge of $798.3 million for the nine months ended September 30, 2015;

c.	Gain on debt extinguishment of $14.1 million for the nine months ended September 30, 2016; and

d.	Equity in loss of unconsolidated entities of $2.3 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income (loss), operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Nine Months Ended September 30,
	2016	2015
	(dollars in millions, except margin data)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$2,405.1	$2,550.2	$(145.1)	(5.7)%
Services	428.8	450.5	(21.7)	(4.8)%
Operating income (loss) (including restructuring, impairment and transaction-related charges)	114.6	(712.6)	827.2	nm
Operating margin	4.0%	(23.7)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$40.4	$31.5	$8.9	28.3%
Goodwill impairment	—	775.0	(775.0)	nm

Net Sales

Product sales for the United States Print and Related Services segment decreased $145.1 million, or 5.7%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to a $128.0 million decrease in product sales in the Company's core print and specialty print product lines owned more than a year, predominantly due to ongoing volume and pricing pressures from excess capacity in the printing industry, and a $79.5 million decrease in pass-through paper sales, partially offset by a $62.4 million increase in net sales from acquisitions.

Service sales for the United States Print and Related Services segment decreased $21.7 million, or 4.8%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to a $15.3 million decrease in logistics sales resulting from lower print shipment volume and lower fuel prices and $5.7 million in decreased sales of print imaging services.

Operating Income (Loss)

Operating income (loss) for the United States Print and Related Services segment increased $827.2 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the following: (1) a $775.0 million non-cash goodwill impairment charge recorded in 2015 that did not repeat in 2016; (2) lower costs primarily associated with increased labor productivity and other production cost reduction initiatives; (3) the 2016 collection of a $10.4 million vendor receivable that was written-off in the fourth quarter of 2015 due to collectability concerns; and (4) the additional earnings on sales generated from acquisitions. These impacts were partially offset by the following: (1) lower print volume and pricing in product lines owned more than a year; (2) $8.9 million in increased restructuring, impairment and transaction-related charges; and (3) a $4.0 million vacation expense reduction in 2015 due to a vacation policy change that did not repeat in 2016.

Operating margin for the United States Print and Related Services segment increased to 4.0% for the nine months ended September 30, 2016, compared to negative 23.7% for the nine months ended September 30, 2015, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the nine months ended September 30, 2016, were $40.4 million, consisting of the following: (1) $6.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $17.3 million of impairment charges, including $12.1 million of land and building impairment related to the Atglen, Pennsylvania plant closure and $5.2 million for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities; (3) $0.1 million of acquisition-related integration costs; and (4) $16.9 million of various other restructuring charges to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the nine months ended September 30, 2015, were $31.5 million, consisting of the following: (1) $10.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $5.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atlanta, Georgia and Dickson, Tennessee, as well as other capacity reduction restructuring initiatives; (3) $4.1 million of acquisition-related integration costs primarily related to preparing existing facilities to meet new production requirements resulting from work transferring from closed plants, as well as other costs related to the integration of the acquired companies; and (4) $11.3 million of various other restructuring charges, including $3.0 million of lease exit charges related to the closure of the Atlanta, Georgia facility, as well as other costs to maintain and exit closed facilities.

Goodwill Impairment

Due to the decline in the Company's stock price in the third quarter of 2015, an interim goodwill impairment test of the three reporting units in the United States Print and Related Services segment was performed as of July 31, 2015. These reporting units include the Core Print and Related Services reporting unit, the Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit with goodwill of $640.8 million, $115.6 million and $18.6 million, respectively, as of July 31, 2015. After completing a step one evaluation, the estimated fair value of each of the three reporting units in the United States Print and Related Services segment was determined to be lower than the carrying value of each respective reporting unit. As a result of the interim goodwill assessment, the Company recorded a pre-tax non-cash goodwill impairment charge of $775.0 million ($532.6 million after tax) as of September 30, 2015.

International

The following table summarizes net sales, operating income (loss), operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Nine Months Ended September 30,
	2016	2015
	(dollars in millions, except margin data)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$283.8	$268.6	$15.2	5.7%
Services	13.5	14.2	(0.7)	(4.9)%
Operating income (loss) (including restructuring, impairment and transaction-related charges and goodwill impairment)	7.5	(65.7)	73.2	nm
Operating margin	2.5%	(23.2)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$0.7	$41.4	$(40.7)	(98.3)%
Goodwill impairment	—	23.3	(23.3)	nm
Equity in loss of unconsolidated entities	2.3	6.1	(3.8)	(62.3)%

Net Sales

Product sales for the International segment increased $15.2 million, or 5.7%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the following: (1) a $25.4 million increase in volume and price primarily in Argentina, Peru, Colombia, Mexico and Europe; (2) a $10.4 million increase in pass-through paper sales; and (3) a $1.3 million increase in sales from the Marin's acquisition. These increases were partially offset by $21.9 million in negative foreign exchange impacts primarily in Argentina, Mexico, Colombia and Peru.

Service sales for the International segment decreased $0.7 million, or 4.9%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to a decrease in logistics revenue in Europe.

Operating Income (Loss)

Operating income for the International segment increased $73.2 million for the nine months ended September 30, 2016, compared to the operating loss for the nine months ended September 30, 2015, primarily due to the following: (1) a $40.7 million decrease in restructuring and impairment expenses; (2) a $23.3 million non-cash goodwill impairment charge recorded in 2015 that did not repeat in 2016; and (3) a $9.2 million increase in operating income primarily in Mexico, Argentina, Colombia, Peru and Europe.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2016, were $0.7 million, consisting of the following: (1) $1.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations in Queretaro, Mexico; (3) $0.1 million of transaction related charges; and (4) $(0.9) million of various other restructuring charges (income) to maintain and exit closed facilities, including gains on the sale of the Queretaro, Mexico building and equipment.

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2015, were $41.4 million, consisting of the following: (1) $6.3 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $26.2 million of impairment charges, including $16.7 million of impairment charges to reduce the book value of the Company's equity method investment in Chile to fair value (see Note 7, "Equity Method Investments in Unconsolidated Entities," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional details related to the impairment of the Company's equity method investment in Chile); $7.3 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring initiatives; and $2.2 million of impairment charges for property, plant and equipment and other intangible assets as a result of the restructuring proceedings in Argentina for the Company's Argentina Subsidiaries; and (3) $8.9 million of other restructuring charges primarily related to the $6.0 million non-cash expense to recognize accumulated foreign exchange losses on the sale of the Chile equity method investment.

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

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The Company also held a 50% interest in a joint venture in Chile that was acquired as part of the World Color Press acquisition until July 31, 2015, when the investment was sold. The equity in loss of unconsolidated entities in the International segment decreased $3.8 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to a $3.0 million decrease in losses from unconsolidated entities at the Company's investment in Plural, the Company's Brazilian joint venture and a $0.8 million decrease in losses at the Company's investment in Chile that was sold on July 31, 2015.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the nine months ended September 30, 2016.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2016	2015
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$62.0	$31.4	$30.6	97.5%
Restructuring, impairment and transaction-related charges	21.3	7.1	14.2	nm

Operating Expenses

Corporate operating expenses increased $30.6 million, or 97.5%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the following: (1) a $14.3 million increase in incentive compensation expenses; (2) a $14.2 million increase in restructuring, impairment and transaction-related charges, which included a $10.0 million non-recurring gain in 2015 as a result of Courier's termination of the agreement pursuant to which Quad/Graphics was to acquire Courier; and (3) a $6.0 million increase in legal expenses.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2016, were $21.3 million, consisting of the following: (1) $0.9 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $1.8 million of transaction-related charges which primarily included professional service fees; and (3) $18.6 million of other restructuring charges, including an $11.2 million adjustment to the Company's MEPPs withdrawal liability and a $6.5 million non-cash pension settlement charge related to lump-sum pension payments.

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2015, were $7.1 million, consisting of the following: (1) $4.5 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $8.3 million of impairment charges for corporate fixed assets; (3) $(7.3) million of transaction-related charges (income), which included the $10.0 million non-recurring gain from Courier, partially offset by $2.7 million of professional service fees, including fees for the terminated acquisition of Courier and the acquisitions of Marin's, Copac and Specialty; (4) $0.3 million of acquisition-related integration costs primarily related to professional fees; and (5) $1.3 million of other restructuring charges.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company has $754.4 million of unused capacity under the revolving credit arrangement at September 30, 2016, which is net of $49.1 million of issued letters of credit. When considering maximum allowable borrowings under its most restrictive financial covenants, available liquidity is reduced to $705.9 million. The Company believes its expected future cash flows from operating activities and $705.9 million of available liquidity provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt service requirements, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal payments, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. Borrowings under the $850.0 million revolving credit facility were $46.5 million as of September 30, 2016, and peak borrowings were $80.9 million and $127.4 million during the three and nine months ended September 30, 2016, respectively.

Net Cash Provided by Operating Activities

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

Net cash provided by operating activities was $260.0 million for the nine months ended September 30, 2016, compared to $179.2 million for the nine months ended September 30, 2015, resulting in a $80.8 million increase in cash provided by operating activities. The increase was primarily due to a $50.6 million increase in cash flows from changes in operating assets and liabilities, predominantly from a sustainable reduction in working capital levels, and a $30.2 million increase in cash from earnings.

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

Net cash used in investing activities was $56.2 million for the nine months ended September 30, 2016, compared to $233.8 million for the nine months ended September 30, 2015, resulting in a $177.6 million decrease in cash used in investing activities. The decrease was primarily due to the following: (1) a $140.8 million decrease in cash payments related to acquisitions as the Marin's, Copac and Specialty Finishing acquisitions were completed during the first nine months of 2015, and there were no acquisitions during the first nine months of 2016; and (2) a $53.5 million decrease in purchases of property, plant and equipment. These decreases were partially offset by $10.5 million of proceeds received for the sale of the Company's 50% ownership interest in Chile during the nine months ended September 30, 2015.

Net Cash Provided by (Used in) Financing Activities

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

Net cash used in financing activities was $202.9 million for the nine months ended September 30, 2016, compared to net cash provided by financing activities of $60.8 million for the nine months ended September 30, 2015, resulting in a $263.7 million decrease in cash provided by financing activities. The decrease was primarily due to a $274.2 million increase in net repayments of debt and lease obligations in 2016 as compared to 2015 and $8.8 million of purchases of treasury stock in 2016, offset by $20.6 million of increased sales of stock for option exercises in 2016.

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

Free Cash Flow for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was as follows:

	Nine Months Ended September 30,
	2016	2015
	(dollars in millions)
Net cash provided by operating activities	$260.0	$179.2
Less: purchases of property, plant and equipment	(57.7)	(111.2)
Free Cash Flow	$202.3	$68.0

Free Cash Flow increased $134.3 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due to the following: (1) an $80.8 million increase in net cash provided by operating activities primarily attributable to a sustainable reduction in working capital levels and an increase in cash from earnings and (2) a $53.5 million decrease in capital expenditures. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows.

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

The Debt Leverage Ratio at September 30, 2016, and December 31, 2015, was as follows:

	September 30, 2016		December 31, 2015
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,172.8		$1,349.3

Divided by: EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	494.1		468.5

Debt Leverage Ratio	2.37	x	2.88	x

The calculation of EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the trailing twelve months ended September 30, 2016, and December 31, 2015, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Nine Months Ended
	December 31, 2015 (1)	September 30, 2016	September 30, 2015	September 30, 2016
Net earnings (loss)	$(641.9)	$7.4	$(632.5)	$(2.0)
Interest expense	88.4	58.9	66.4	80.9
Income tax expense (benefit)	(282.8)	5.6	(249.7)	(27.5)
Depreciation and amortization	325.3	217.4	245.7	297.0
EBITDA	$(511.0)	$289.3	$(570.1)	$348.4
Restructuring, impairment and transaction-related charges	164.9	62.4	80.0	147.3
Goodwill impairment	808.3	—	798.3	10.0
Gain on debt extinguishment	—	(14.1)	—	(14.1)
Equity in loss of unconsolidated entities	6.3	2.3	6.1	2.5
EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$468.5	$339.9	$314.3	$494.1
______________________________

(1)	Financial information for the year ended December 31, 2015, is included as reported in the Company's 2015 Annual Report on Form 10-K filed with the SEC on February 23, 2016.

The Debt Leverage Ratio decreased 0.51x at September 30, 2016, compared to December 31, 2015, primarily due to a $176.5 million decrease in debt and capital lease obligations and $25.6 million of increased EBITDA, as adjusted for purposes of calculating the Debt Leverage Ratio. The Debt Leverage Ratio at September 30, 2016, of 2.37x is within management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities and seasonal working capital needs.

Debt Obligations

As of September 30, 2016, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•	$1.9 billion Debt Financing Arrangements, which includes the following:

◦	Senior Secured Credit Facility:

▪	$850.0 million revolving credit facility ($46.5 million outstanding as of September 30, 2016);

▪	$450.0 million Term Loan A ($385.3 million outstanding as of September 30, 2016); and

▪	$300.0 million Term Loan B ($291.3 million outstanding as of September 30, 2016);

◦	Senior Unsecured Notes ($243.5 million outstanding as of September 30, 2016);

•	Master Note and Security Agreement ($163.7 million outstanding as of September 30, 2016); and a

•	International Term Loan ($17.9 million outstanding as of September 30, 2016).

The Company redeemed $60.1 million of its senior notes under the Master Note and Security Agreement and repurchased $56.5 million of its Senior Unsecured Notes during the nine months ended September 30, 2016 for a total net gain of $14.1 million that was recognized in gain on debt extinguishment in the condensed consolidated statements of operations. These repurchases were primarily completed to efficiently reduce debt balances and the Debt Leverage Ratio, as well as interest expense based on current LIBOR rates. See Note 10, "Debt" to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional information.

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2016:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2016, the Company's total leverage ratio was 2.36 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2016, the Company's senior secured leverage ratio was 1.88 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended September 30, 2016, the Company's minimum interest coverage ratio was 6.61 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of September 30, 2016. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

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

Net Pension Obligations

During 2016, the Company reduced its pension risk in two ways:

(1)
Facilitated lump-sum pension payments to terminated vested participants. During the nine months ended September 30, 2016, the Company settled $90.1 million of pension liabilities for $71.3 million of pension payouts. Payments to eligible participants who elected to receive a lump-sum pension payment were funded from existing pension plan assets and constituted a settlement of the Company’s pension liabilities with respect to these participants.

(2)
Made contributions to the qualified pension plans of $10.8 million. This included $10.4 million of contributions above the minimum statutory funding requirements, enabled by the Company's Free Cash Flow generation during 2016. In addition to improving the funded status of the pension plans, these contributions also lowered future Pension Benefit Guaranty Corporation premiums.

Share Repurchase Program

On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no share repurchases during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company repurchased 984,190 shares of its class A common stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million. As of September 30, 2016, there were $82.9 million of authorized repurchases remaining under the program.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2016, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on February 23, 2016.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. As of September 30, 2016, the Company had fixed rate debt and capital leases outstanding of $447.3 million at a current weighted average interest rate of 6.9% and variable rate debt outstanding of $725.5 million at a current weighted average interest rate of 3.3%. The variable rate debt outstanding at September 30, 2016, is primarily comprised of the $1.6 billion Senior Secured Credit Facility entered into on April 28, 2014, including $385.3 million outstanding on the $450.0 million Term Loan A, $291.3 million outstanding on the $300.0 million Term Loan B and $46.5 million outstanding on the $850.0 million revolving credit facility. The Term Loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate, and thus the interest rate on the Term Loan B will not begin to fluctuate until LIBOR exceeds that percentage. At September 30, 2016, LIBOR was significantly lower than that 1.0% LIBOR minimum rate, and as a result the interest on the Term Loan B would not fluctuate with a 10% increase in the market interest rate. Excluding the Term Loan B, a hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 2.7% would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2016, by approximately $13 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company's condensed consolidated balance sheets. As of September 30, 2016, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $53.8 million. The potential decrease in net current assets as of September 30, 2016, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $5.4 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $54.1 million as of September 30, 2016, and $50.1 million as of December 31, 2015.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three and nine months ended September 30, 2016, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 8, "Commitments and Contingencies — Litigation," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A, "Risk Factors," of the Company's 2015 Annual Report on Form 10-K, filed with the SEC on February 23, 2016. No material changes to such risk factors occurred during the period from January 1, 2016, through September 30, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no share repurchases during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company repurchased 984,190 shares of its class A common stock at a weighted average price of $8.96 per share for a total purchase price of $8.8 million. As of September 30, 2016, there were $82.9 million of authorized repurchases remaining under the program.

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

QUAD/GRAPHICS, INC.

Date:	November 2, 2016	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2016	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended September 30, 2016

Exhibits

Exhibit Number	Exhibit Description

(10.1)	Quad/Graphics, Inc. Executive Severance Plan, effective as of September 15, 2016 [participants are David Honan, Jennifer Kent, Eric Ashworth and Renee Badura].

(10.2)
Form of Amendment, effective as of September 15, 2016, to the Employment Agreements by and between Quad/Graphics, Inc. and each of J. Joel Quadracci, John C. Fowler, Thomas J. Frankowski and David A. Blais.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.