Form 10-Q
period 2017-03-31
Quad/Graphics, Inc.
filed 2017-05-03
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of April 28, 2017

Class A Common Stock	37,787,351

Class B Common Stock	14,198,464

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net sales
Products	$854.3	$897.3
Services	144.3	145.2
Total net sales	998.6	1,042.5
Cost of sales
Products	682.4	704.0
Services	98.7	99.5
Total cost of sales	781.1	803.5
Operating expenses
Selling, general and administrative expenses	96.0	119.0
Depreciation and amortization	58.7	78.1
Restructuring, impairment and transaction-related charges	9.2	28.9
Total operating expenses	945.0	1,029.5
Operating income	$53.6	$13.0
Interest expense	18.2	20.7
Loss (gain) on debt extinguishment	2.6	(14.1)
Earnings before income taxes and equity in loss of unconsolidated entity	32.8	6.4
Income tax expense	6.7	1.7
Earnings before equity in loss of unconsolidated entity	26.1	4.7
Equity in loss of unconsolidated entity	0.7	0.9
Net earnings	$25.4	$3.8

Earnings per share
Basic	$0.52	$0.08
Diluted	$0.49	$0.08

Dividends declared per share	$0.30	$0.30

Weighted average number of common shares outstanding
Basic	49.1	47.6
Diluted	51.5	48.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net earnings	$25.4	$3.8

Other comprehensive income
Translation adjustments	7.7	8.4
Interest rate swap adjustments	0.4	—
Other comprehensive income, before tax	8.1	8.4

Income tax expense related to items of other comprehensive income	—	—

Other comprehensive income, net of tax	8.1	8.4

Comprehensive income	$33.5	$12.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$6.5	$9.0
Receivables, less allowances for doubtful accounts of $52.4 million at March 31, 2017, and $53.5 million at December 31, 2016	505.1	563.6
Inventories	269.0	265.4
Prepaid expenses and other current assets	50.9	54.4
Restricted cash	3.8	10.2
Total current assets	835.3	902.6

Property, plant and equipment—net	1,487.2	1,519.9
Intangible assets—net	55.4	59.7
Equity method investment in unconsolidated entity	3.1	3.6
Other long-term assets	89.9	84.3
Total assets	$2,470.9	$2,570.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$304.4	$323.5
Amounts owing in satisfaction of bankruptcy claims	2.1	2.3
Accrued liabilities	289.5	356.7
Short-term debt and current portion of long-term debt	71.6	84.7
Current portion of capital lease obligations	7.2	7.4
Total current liabilities	674.8	774.6

Long-term debt	1,006.4	1,019.8
Unsecured notes to be issued	0.9	5.4
Capital lease obligations	17.6	18.9
Deferred income taxes	38.6	35.3
Other long-term liabilities	271.9	274.6
Total liabilities	2,010.2	2,128.6

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	897.9	912.4
Treasury stock, at cost	(97.4)	(113.3)
Accumulated deficit	(196.7)	(206.4)
Accumulated other comprehensive loss	(144.5)	(152.6)
Total shareholders' equity	460.7	441.5
Total liabilities and shareholders' equity	$2,470.9	$2,570.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net earnings	$25.4	$3.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58.7	78.1
Impairment charges	0.4	16.7
Amortization of debt issuance costs and original issue discount	0.9	1.1
Loss (gain) on debt extinguishment	2.6	(14.1)
Stock-based compensation	6.0	5.2
Gain on sale or disposal of property, plant and equipment	(3.7)	(1.4)
Deferred income taxes	3.2	(2.7)
Equity in loss of unconsolidated entity	0.7	0.9
Changes in operating assets and liabilities	(30.9)	25.0
Net cash provided by operating activities	63.3	112.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23.4)	(26.2)
Proceeds from the sale of property, plant and equipment	10.8	2.5
Proceeds from insurance	3.0	—
Transfers from restricted cash	6.3	—
Loan to an unconsolidated entity	(5.0)	—
Net cash used in investing activities	(8.3)	(23.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	375.0	18.4
Payments of long-term debt	(384.0)	(115.4)
Payments of capital lease obligations	(2.1)	(1.3)
Borrowings on revolving credit facilities	67.0	293.6
Payments on revolving credit facilities	(83.8)	(258.5)
Payments of debt issuance costs and financing fees	(4.6)	(0.1)
Bankruptcy claim payments on unsecured notes to be issued	(4.1)	—
Purchases of treasury stock	—	(8.8)
Sale of stock for options exercised	1.3	—
Equity awards redeemed to pay employees' tax obligations	(5.9)	(1.4)
Payment of cash dividends	(16.8)	(15.4)
Other financing activities	—	(0.6)
Net cash used in financing activities	(58.0)	(89.5)

Effect of exchange rates on cash and cash equivalents	0.5	0.1
Net decrease in cash and cash equivalents	(2.5)	(0.5)
Cash and cash equivalents at beginning of period	9.0	10.8
Cash and cash equivalents at end of period	$6.5	$10.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the "Company" or "Quad/Graphics") have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2016, and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC on February 22, 2017.

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts, catalogs and books primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years.

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2017 and 2016. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended March 31,
	2017	2016
Employee termination charges	$2.9	$4.9
Impairment charges	0.4	16.7
Transaction-related charges	0.8	0.6
Integration costs	—	0.1
Other restructuring charges	5.1	6.6
Total	$9.2	$28.9

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 18, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. The Company has announced a total of 37 plant closures and has reduced headcount by approximately 11,400 employees since 2010. The Company recorded the following charges as a result of plant closures and other restructuring programs:

•
Employee termination charges of $2.9 million and $4.9 million were recorded during the three months ended March 31, 2017 and 2016, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
There were no integration costs recorded during the three months ended March 31, 2017. Integration costs of $0.1 million were recorded during the three months ended March 31, 2016, related to costs for the integration of acquired companies.

•
Other restructuring charges of $5.1 million were recorded during the three months ended March 31, 2017, which consisted of the following: (1) $3.2 million of lease exit charges primarily related to the closures of the Huntington Beach, California; and Manassas, Virginia plants; (2) $1.2 million of equipment and infrastructure removal costs from closed plants; and (3) $0.7 million of vacant facility carrying costs, net of a $3.7 million gain from the sale of the East Greenville, Pennsylvania and Marengo, Iowa plants. Other restructuring charges of $6.6 million were recorded during the three months ended March 31, 2016, which consisted of the following: (1) $4.0 million of vacant facility carrying costs; (2) $2.5 million of equipment and infrastructure removal costs from closed plants; and (3) $0.1 million of lease exit charges.

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $0.4 million during the three months ended March 31, 2017, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities.

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

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 11, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on internal discounted cash flow estimates, quoted market prices where available and independent appraisals, as appropriate. These assets were adjusted to their estimated fair values at the time of impairment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $0.8 million and $0.6 million during the three months ended March 31, 2017 and 2016, respectively. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Restructuring Reserves

Activity impacting the Company's restructuring reserves for the three months ended March 31, 2017, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2016	$7.6	$—	$0.1	$1.1	$10.4	$19.2
Expense	2.9	0.4	0.8	—	5.1	9.2
Cash payments	(2.9)	—	(0.5)	—	(3.0)	(6.4)
Non-cash adjustments	—	(0.4)	—	—	—	(0.4)
Balance at March 31, 2017	$7.6	$—	$0.4	$1.1	$12.5	$21.6

The Company's restructuring reserves at March 31, 2017, included a short-term and a long-term component. The short-term portion included $15.3 million in accrued liabilities (see Note 12, "Accrued Liabilities and Other Long-Term Liabilities") and $1.0 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $5.3 million is included in other long-term liabilities (see Note 12, "Accrued Liabilities and Other Long-Term Liabilities") in the condensed consolidated balance sheets.

Note 3. Intangible Assets

The components of intangible assets at March 31, 2017, and December 31, 2016, were as follows:

		March 31, 2017			December 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	7	$21.9	$(10.1)	$11.8	$21.7	$(9.3)	$12.4
Capitalized software	5	6.6	(6.3)	0.3	6.4	(6.2)	0.2
Acquired technology	5	6.1	(6.1)	—	6.1	(6.1)	—
Customer relationships	6	459.9	(416.6)	43.3	459.4	(412.3)	47.1
Total finite-lived intangible assets		$494.5	$(439.1)	$55.4	$493.6	$(433.9)	$59.7

The gross carrying amount and accumulated amortization within intangible assets—net in the condensed consolidated balance sheets at March 31, 2017, and December 31, 2016, differs from the value originally recorded at acquisition due to impairment charges recorded and the effects of currency fluctuations since the purchase date.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on intangible assets for the three months ended March 31, 2017 and 2016.

Amortization expense for intangible assets was $4.5 million and $20.1 million for the three months ended March 31, 2017 and 2016, respectively. The estimated future amortization expense related to intangible assets as of March 31, 2017, was as follows:

Amortization Expense
Remainder of 2017	$13.7
2018	17.4
2019	12.8
2020	7.6
2021	2.8
2022 and thereafter	1.1
Total	$55.4

Note 4. Inventories

The components of inventories at March 31, 2017, and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Raw materials and manufacturing supplies	$156.0	$142.4
Work in process	42.1	45.3
Finished goods	70.9	77.7
Total	$269.0	$265.4

Note 5. Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2017, and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Land	$125.5	$126.2
Buildings	929.6	935.4
Machinery and equipment	3,602.3	3,574.4
Other(1)	195.0	191.5
Construction in progress	51.7	59.5
Property, plant and equipment—gross	$4,904.1	$4,887.0
Less: accumulated depreciation	(3,416.9)	(3,367.1)
Property, plant and equipment—net	$1,487.2	$1,519.9
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

The Company recorded impairment charges of $0.4 million and $16.7 million for the three months ended March 31, 2017 and 2016, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 2, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges).

The Company recognized depreciation expense of $54.2 million and $58.0 million for the three months ended March 31, 2017 and 2016, respectively.

Assets Held for Sale

The Company considered certain closed facilities for held for sale classification on the condensed consolidated balance sheets. The net book value of assets held for sale was $7.4 million and $5.2 million as of March 31, 2017, and December 31, 2016, respectively. These assets were carried at the lesser of original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 11, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on internal discounted cash flow estimates, quoted market prices where available and independent appraisals, as appropriate. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Note 6. Equity Method Investment in Unconsolidated Entity

The Company has a 49% ownership interest in Plural Industria Gráfica Ltda. ("Plural"), a commercial printer based in São Paulo, Brazil. The Company's ownership interest in Plural was accounted for using the equity method of accounting for all periods presented. The Company's equity loss of Plural's operations was recorded in equity in loss of unconsolidated entity in the condensed consolidated statements of operations and was included within the International segment.

Plural's condensed statements of operations for the three months ended March 31, 2017 and 2016, are presented below:

	Three Months Ended March 31,
	2017	2016
Net sales	$18.0	$14.0
Operating loss	1.1	1.0
Net loss	1.4	1.8

Note 7. Commitments and Contingencies

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
FOR THE THREE MONTHS ENDED MARCH 31, 2017
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

Note 8. World Color Press Inc. Insolvency Proceedings

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

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.0 million and $1.2 million of such recorded claims have yet to be paid as of March 31, 2017, and December 31, 2016, respectively. With respect to claims asserted by the holders thereof as being entitled to Class 4 Claims, during the second quarter of 2016 the Company was provided $1.1 million of restricted cash for the future satisfaction of the cash portion of the remaining Class 4 Claims. The obligations for both the priority cash claims and the Class 4 Claims are classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

During the three months ended March 31, 2017, $4.1 million of the restricted cash was paid to Class 3 Claim creditors. The Company also received refunds of $2.2 million of restricted cash. At March 31, 2017, a $0.9 million maximum potential payout to the Class 3 Claim creditors remains and is classified as restricted cash in the condensed consolidated balance sheet. Based on the Company's analysis of the outstanding Class 3 Claims, the Company has a liability of $0.9 million at March 31, 2017, classified as unsecured notes to be issued in the condensed consolidated balance sheets. Activity impacting restricted cash and unsecured notes to be issued for the three months ended March 31, 2017, was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2016	$7.2	$5.4
Class 3 Claim payments	(4.1)	(4.1)
Restricted cash refunded to Quad/Graphics	(2.2)	—
Non-cash adjustments	—	(0.4)
Balance at March 31, 2017	$0.9	$0.9

The components of restricted cash at March 31, 2017, and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Defeasance of unsecured notes to be issued	$0.9	$7.2
Restricted cash for Class 4 Claim payments	1.1	1.1
Other	1.8	1.9
Total	$3.8	$10.2

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Note 9. Debt

The components of long-term debt as of March 31, 2017, and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Master note and security agreement	$149.2	$152.6
Term loan A—$375.0 million due January 2021	375.0	376.9
Term loan B—$300.0 million due April 2021	290.0	290.6
Revolving credit facility—$725.0 million due January 2021	3.6	19.0
Senior unsecured notes—$300.0 million due May 2022	243.5	243.5
International term loan—$18.9 million	15.1	16.8
International revolving credit facility—$15.1 million	4.1	5.3
Equipment term loans	8.5	9.5
Other	1.6	1.6
Debt issuance costs	(12.6)	(11.3)
Total debt	$1,078.0	$1,104.5
Less: short-term debt and current portion of long-term debt	(71.6)	(84.7)
Long-term debt	$1,006.4	$1,019.8

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.1 billion at March 31, 2017, and December 31, 2016. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 11, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

2017 Senior Secured Credit Facility Amendment

The Company completed the second amendment to the Company's April 28, 2014 Senior Secured Credit Facility on February 10, 2017. This second amendment was completed to reduce the sizing of the revolving credit facility and Term Loan A and to extend the Company's debt maturity profile while maintaining the Company's current cost of borrowing and covenant structure. The amendment resulted in a loss on debt extinguishment in the amount of $2.6 million during the three months ended March 31, 2017.

The revolving credit facility was lowered to a maximum borrowing amount of $725.0 million with a term of just under four years, maturing on January 4, 2021. The Term Loan A was lowered to an aggregate amount of $375.0 million with a term of just under four years, maturing on January 4, 2021, subject to certain required amortization. Borrowings under the revolving credit facility and Term Loan A loans made under the Senior Secured Credit Facility will initially bear interest at 2.00% in excess of reserve adjusted London Interbank Offered Rate ("LIBOR"), or 1.00% in excess of an alternate base rate. This amendment to the Senior Secured Credit Facility does not have an impact on the quarterly financial covenant requirements the Company is subject to.

The Senior Secured Credit Facility remains secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Debt Issuance Costs

Activity impacting the Company's debt issuance costs for the three months ended March 31, 2017, was as follows:

Debt Issuance Costs
Balance at December 31, 2016	$11.3
Debt issuance costs from February 10, 2017 debt financing arrangement	3.2
Loss on debt extinguishment from April 28, 2014 debt financing arrangement	(1.1)
Amortization of debt issuance costs	(0.8)
Balance at March 31, 2017	$12.6

2017 Loss on Debt Extinguishment

The Company incurred $4.7 million in debt issuance costs in conjunction with the second amendment to the Company's Senior Secured Credit Facility. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, of the $4.7 million in new debt issuance costs, $3.2 million is classified as a reduction of long-term debt in the condensed consolidated balance sheets and $1.5 million was expensed and is classified as loss on debt extinguishment in the condensed consolidated statements of operations.

The loss on debt extinguishment recorded in the condensed consolidated statement of operations for the three months ended March 31, 2017, was comprised of the following:

Loss on Debt Extinguishment
Debt issuance costs from April 28, 2014 debt financing arrangement	$1.1
Debt issuance costs from February 10, 2017 debt financing arrangement	1.5
Total	$2.6

2016 Gain on Debt Extinguishment

The gain on debt extinguishment recorded during the three months ended March 31, 2016, was as follows:

	Master Note and Security Agreement	Senior Unsecured Notes	Total
Principal amount repurchased	$60.1	$56.5	$116.6

Repurchase price	61.2	42.5	103.7
Less: accrued interest paid	(1.2)	(1.1)	(2.3)
Net repurchase price	60.0	41.4	101.4

Debt financing fees expensed	(0.1)	—	(0.1)
Debt issuance costs expensed	(0.2)	(0.8)	(1.0)
Gain (loss) on debt extinguishment	$(0.2)	$14.3	$14.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Master Note and Security Agreement Tender

The Company redeemed $60.1 million of its senior notes under the Master Note and Security Agreement, resulting in a net loss on debt extinguishment of $0.2 million during the three months ended March 31, 2016. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

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

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2017:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2017, the Company's total leverage ratio was 2.24 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2017, the Company's senior secured leverage ratio was 1.75 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended March 31, 2017, the Company's minimum interest coverage ratio was 7.02 to 1.00).

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
FOR THE THREE MONTHS ENDED MARCH 31, 2017
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

Note 10. Income Taxes

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

The Company's liability for unrecognized tax benefits as of March 31, 2017, was $29.4 million. The Company anticipates a $1.4 million decrease to its liability for unrecognized tax benefits within the next twelve months due to resolution of income tax audits or statute expirations.

Note 11. Financial Instruments and Fair Value Measurements

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

Level 3:	Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of March 31, 2017.

Interest Rate Swap

The Company entered into a $250.0 million interest rate swap on February 7, 2017. The swap was designated as a cash flow hedge as its purpose is to reduce the variability of cash flows from interest payments related to a portion of Quad/Graphics' variable-rate debt. The swap became effective on February 28, 2017, and effectively converts $250.0 million of the Company's variable-rate debt based on one-month LIBOR to a fixed rate of 3.89% (including a 2.00% spread on underlying debt). The variable interest rate resets monthly and the swap is a five year arrangement, maturing on February 28, 2022.

The Company classifies the interest rate swap as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The interest rate swap was highly effective as of March 31, 2017; therefore, the entire change in fair value during the period of $0.4 million is included in accumulated other comprehensive loss in the condensed consolidated balance sheets and is shown as a change in other comprehensive income in the condensed consolidated statements of comprehensive income. No amount of ineffectiveness has been recorded into earnings related to this cash flow hedge. The fair value of the interest rate swap as of March 31, 2017 was $0.4 million and is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

The net payment of interest under the terms of the interest rate swap totaled an expense of $0.2 million during the three months ended March 31, 2017, and has been recognized as an adjustment to interest expense in the condensed consolidated statements of operations.

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of March 31, 2017.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the three months ended March 31, 2017 and 2016, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 9, “Debt,” for the fair value of the Company’s debt as of March 31, 2017.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2, "Restructuring, Impairment and Transaction-Related Charges" and Note 5, "Property, Plant and Equipment" for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets.

Other Estimated Fair Value Measurements

The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of March 31, 2017, and December 31, 2016.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Note 12. Accrued Liabilities and Other Long-Term Liabilities

The components of accrued and other long-term liabilities as of March 31, 2017, and December 31, 2016, were as follows:

	March 31, 2017			December 31, 2016
	Accrued Liabilities	Other Long-Term Liabilities	Total	Accrued Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$133.3	$61.6	$194.9	$194.3	$61.7	$256.0
Single employer pension plan obligations	1.8	109.5	111.3	1.8	112.4	114.2
Multiemployer pension plans – withdrawal liability	6.8	35.9	42.7	10.6	33.4	44.0
Tax-related liabilities	34.4	21.2	55.6	24.6	22.9	47.5
Restructuring liabilities	15.3	5.3	20.6	13.5	4.8	18.3
Interest and rent liabilities	13.2	2.6	15.8	7.6	3.3	10.9
Other	84.7	35.8	120.5	104.3	36.1	140.4
Total	$289.5	$271.9	$561.4	$356.7	$274.6	$631.3
______________________________

(1)	Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers' compensation.

Note 13. Employee Retirement Plans

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

The components of net pension income for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016
Interest cost	$(4.3)	$(5.1)
Expected return on plan assets	6.9	7.9
Net pension income	$2.6	$2.8

The Company made $0.3 million in benefit payments to its non-qualified defined benefit pension plans and made no contributions to its qualified defined benefit pension plans during the three months ended March 31, 2017.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Multiemployer Pension Plans ("MEPPs")

The Company has withdrawn from all significant MEPPs and replaced these union sponsored "promise to pay in the future" defined benefit plans with a Company sponsored "pay as you go" defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund ("GCIU") and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund ("GCC"), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued the estimated withdrawal liability based on information provided by each plan's trustee.

The Company has received a notice of withdrawal and demand for payment letter from the GCIU, which is in excess of the reserve established by the Company for the GCIU withdrawal. The Company is currently in litigation with the GCIU trustees to determine the amount and duration of the withdrawal payments for the GCIU. Arbitration proceedings with the GCIU have been completed, both sides have appealed the arbitrator's ruling, and litigation in Federal court has commenced. During April 2017, a Federal district court overturned the arbitration decision in one of the pending disputes in this matter. The Company intends to appeal the district court’s ruling to the Ninth Circuit.

During the fourth quarter of 2016, the Company and the GCC reached a settlement agreement for all claims, with scheduled payments until February 2024.

The Company made payments totaling $6.4 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. The payments include monthly payments, as required by the Employee Retirement Income Security Act, although such payments to the GCIU do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU plan administrator.

The Company has reserved $42.7 million as its estimate of the total MEPPs withdrawal liability as of March 31, 2017, of which $35.9 million was recorded in other long-term liabilities and $6.8 million was recorded in accrued liabilities in the condensed consolidated balance sheets. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. This estimate may increase or decrease depending on the final conclusion of the litigation with the GCIU trustees.

Note 14. Earnings Per Share

Basic earnings per share is computed as net earnings divided by the basic weighted average common shares outstanding of 49.1 million and 47.6 million shares for the three months ended March 31, 2017 and 2016, respectively. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of 1.0 million and 3.2 million class A common shares were excluded from the computation of diluted net earnings per share for the three months ended March 31, 2017 and 2016, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three months ended March 31, 2017 and 2016, are summarized as follows:

	Three Months Ended March 31,
	2017	2016
Numerator
Net earnings	$25.4	$3.8

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	49.1	47.6
Plus: effect of dilutive equity incentive instruments	2.4	0.9
Diluted weighted average number of common shares outstanding for all classes of common shares	51.5	48.5

Earnings per share
Basic	$0.52	$0.08
Diluted	$0.49	$0.08

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30

Note 15. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees; and (2) to increase shareholder value. The Omnibus Plan provides for an aggregate 10,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of March 31, 2017, there were 2,097,584 shares available for issuance under the Omnibus Plan.

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

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $6.0 million and $5.2 million for the three months ended March 31, 2017 and 2016, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of March 31, 2017, was estimated to be $27.0 million. Estimated future compensation expense is $10.2 million for 2017, $9.9 million for 2018, $6.0 million for 2019 and $0.9 million for 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Net tax benefit (expense) on equity award activity was a benefit of $1.7 million and an expense of $0.6 million during the three months ended March 31, 2017 and 2016, respectively. See Note 20, "New Accounting Pronouncements," for further discussion of the adoption of the new accounting standard related to share-based compensation and its impacts to the condensed consolidated financial statements.

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

There were no stock options granted, and no compensation expense was recognized related to stock options for the three months ended March 31, 2017 and 2016. There is no future compensation expense for stock options as of March 31, 2017.

The following table is a summary of the stock option activity for the three months ended March 31, 2017:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2016	1,702,866	$23.00	3.3	$12.3
Granted	—	—
Exercised	(74,803)	17.98
Canceled/forfeited/expired	(12,392)	31.67
Outstanding and exercisable at March 31, 2017	1,615,671	$23.17	3.1	$10.0

The intrinsic value of options outstanding and exercisable at March 31, 2017, and December 31, 2016, was based on the fair value of the stock price. All outstanding options were vested as of March 31, 2017.

The following table is a summary of the stock option exercises and vesting activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Total intrinsic value of stock options exercised	$0.7	$—
Cash received from stock option exercises	1.3	—
Total grant date fair value of stock options vested	—	0.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
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

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2017:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2016	2,485,389	$15.89	1.5	235,886	$11.04	1.8
Granted	659,866	26.88		71,438	26.88
Vested	(612,395)	23.44		(10,529)	23.45
Forfeited	(8,131)	15.06		—	—
Nonvested at March 31, 2017	2,524,729	$16.94	2.0	296,795	$14.41	1.9

In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs was $5.1 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively. Total future compensation expense for all RS and RSUs granted as of March 31, 2017, is approximately $27.0 million. Estimated future compensation expense is $10.2 million for 2017, $9.9 million for 2018, $6.0 million for 2019 and $0.9 million for 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the three months ended March 31, 2017:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	249,739	$16.98
Granted	34,656	26.86
Dividend equivalents granted	3,373	25.05
Settled	—	—
Forfeited	—	—
Outstanding at March 31, 2017	287,768	$18.27

Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents, and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. There was $0.9 million and $0.8 million of compensation expense recorded for DSUs during the three months ended March 31, 2017 and 2016, respectively. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
March 31, 2017		37.8	2.2	40.0
December 31, 2016		37.2	2.8	40.0

Class B stock ($0.025 par value)	80.0
March 31, 2017		14.2	0.8	15.0
December 31, 2016		14.2	0.8	15.0

Class C stock ($0.025 par value)	20.0
March 31, 2017		—	0.5	0.5
December 31, 2016		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2017, and December 31, 2016. The Company has no present plans to issue any preferred stock.

On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. There were no share repurchases during the three months ended March 31, 2017. As of March 31, 2017, there were $82.9 million of authorized repurchases remaining under the program.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The dividend activity related to the then outstanding shares for the three months ended March 31, 2017 and 2016, was as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2017
Q1 Dividend	February 17, 2017	February 27, 2017	March 10, 2017	$0.30
2016
Q1 Dividend	February 19, 2016	March 7, 2016	March 18, 2016	0.30

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Activity impacting shareholders' equity for the three months ended March 31, 2017, was as follows:

Shareholders' Equity
Balance at December 31, 2016	$441.5
Net earnings	25.4
Translation adjustments	7.7
Interest rate swap adjustments	0.4
Cash dividends declared	(15.7)
Stock-based compensation	6.0
Sale of stock for options exercised	1.3
Equity awards redeemed to pay employees' tax obligations	(5.9)
Balance at March 31, 2017	$460.7

Note 17. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2017, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2016	$(130.8)	$—	$(21.8)	$(152.6)
Other comprehensive income before reclassifications	7.7	0.4	—	8.1
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	—	—	—
Net other comprehensive income	7.7	0.4	—	8.1
Balance at March 31, 2017	$(123.1)	$0.4	$(21.8)	$(144.5)

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2016, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2015	$(126.9)	$—	$(25.6)	$(152.5)
Other comprehensive income before reclassifications	8.4	—	—	8.4
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	—	—	—
Net other comprehensive income	8.4	—	—	8.4
Balance at March 31, 2016	$(118.5)	$—	$(25.6)	$(144.1)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
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

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Company's Senior Unsecured Notes indenture represent less than 2.0% of total consolidated assets as of March 31, 2017, and less than 2.0% of total consolidated net sales for the three months ended March 31, 2017.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the three months ended March 31, 2017 and 2016:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended March 31, 2017
United States Print and Related Services	$763.1	$139.1	$62.5	$7.1
International	91.2	5.2	4.8	1.0
Total operating segments	854.3	144.3	67.3	8.1
Corporate	—	—	(13.7)	1.1
Total	$854.3	$144.3	$53.6	$9.2

Three months ended March 31, 2016
United States Print and Related Services	$810.3	$140.2	$26.5	$27.3
International	87.0	5.0	3.4	0.3
Total operating segments	897.3	145.2	29.9	27.6
Corporate	—	—	(16.9)	1.3
Total	$897.3	$145.2	$13.0	$28.9

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2017 and 2016, are further described in Note 2, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income (loss) results by segment above.

A reconciliation of operating income to earnings before income taxes and equity in loss of unconsolidated entity as reported in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, was as follows:

	Three Months Ended March 31,
	2017	2016
Operating income	$53.6	$13.0
Less: interest expense	18.2	20.7
Less: loss (gain) on debt extinguishment	2.6	(14.1)
Earnings before income taxes and equity in loss of unconsolidated entity	$32.8	$6.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
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
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

The following condensed consolidating financial information reflects the summarized financial information of Quad/Graphics, the Company's Guarantor Subsidiaries on a combined basis and the Company's non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$422.3	$563.4	$101.4	$(88.5)	$998.6
Cost of sales	303.1	483.6	81.7	(87.3)	781.1
Selling, general and administrative expenses	60.2	29.1	7.9	(1.2)	96.0
Depreciation and amortization	27.5	25.9	5.3	—	58.7
Restructuring, impairment and transaction-related charges	11.4	(3.0)	0.8	—	9.2
Total operating expenses	402.2	535.6	95.7	(88.5)	945.0
Operating income (loss)	$20.1	$27.8	$5.7	$—	$53.6
Interest expense (income)	17.3	—	0.9	—	18.2
Loss (gain) on debt extinguishment	2.6	—	—	—	2.6
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	0.2	27.8	4.8	—	32.8
Income tax expense (benefit)	(2.8)	13.8	(4.3)	—	6.7
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	3.0	14.0	9.1	—	26.1
Equity in (earnings) loss of consolidated entities	(22.4)	(0.5)	—	22.9	—
Equity in (earnings) loss of unconsolidated entity	—	—	0.7	—	0.7
Net earnings (loss)	$25.4	$14.5	$8.4	$(22.9)	$25.4

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$25.4	$14.5	$8.4	$(22.9)	$25.4
Other comprehensive income (loss), net of tax	8.1	0.4	7.4	(7.8)	8.1
Total comprehensive income (loss)	$33.5	$14.9	$15.8	$(30.7)	$33.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$438.5	$587.9	$105.0	$(88.9)	$1,042.5
Cost of sales	308.9	501.2	82.3	(88.9)	803.5
Selling, general and administrative expenses	69.3	38.7	11.0	—	119.0
Depreciation and amortization	45.4	25.2	7.5	—	78.1
Restructuring, impairment and transaction-related charges	11.4	16.9	0.6	—	28.9
Total operating expenses	435.0	582.0	101.4	(88.9)	1,029.5
Operating income (loss)	$3.5	$5.9	$3.6	$—	$13.0
Interest expense (income)	20.8	(1.1)	1.0	—	20.7
Loss (gain) on debt extinguishment	(14.1)	—	—	—	(14.1)
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(3.2)	7.0	2.6	—	6.4
Income tax expense (benefit)	8.1	(6.3)	(0.1)	—	1.7
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(11.3)	13.3	2.7	—	4.7
Equity in (earnings) loss of consolidated entities	(15.1)	(1.5)	—	16.6	—
Equity in (earnings) loss of unconsolidated entity	—	—	0.9	—	0.9
Net earnings (loss)	$3.8	$14.8	$1.8	$(16.6)	$3.8

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$3.8	$14.8	$1.8	$(16.6)	$3.8
Other comprehensive income (loss), net of tax	8.4	(1.1)	6.6	(5.5)	8.4
Total comprehensive income (loss)	$12.2	$13.7	$8.4	$(22.1)	$12.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of March 31, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$0.2	$0.8	$5.5	$—	$6.5
Receivables, less allowances for doubtful accounts	382.3	39.1	83.7	—	505.1
Intercompany receivables	—	729.8	—	(729.8)	—
Inventories	98.1	128.5	42.4	—	269.0
Other current assets	29.3	13.3	12.1	—	54.7
Total current assets	509.9	911.5	143.7	(729.8)	835.3

Property, plant and equipment—net	757.9	569.3	160.0	—	1,487.2
Investment in consolidated entities	1,320.5	9.7	—	(1,330.2)	—
Intangible assets—net	10.7	33.1	11.6	—	55.4
Intercompany loan receivable	106.5	—	—	(106.5)	—
Other long-term assets	48.7	10.0	34.3	—	93.0
Total assets	$2,754.2	$1,533.6	$349.6	$(2,166.5)	$2,470.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$172.2	$74.6	$57.6	$—	$304.4
Intercompany accounts payable	710.4	—	19.4	(729.8)	—
Short-term debt and current portion of long-term debt and capital lease obligations	67.8	2.5	8.5	—	78.8
Other current liabilities	193.9	71.4	26.3	—	291.6
Total current liabilities	1,144.3	148.5	111.8	(729.8)	674.8

Long-term debt and capital lease obligations	1,009.3	2.2	12.5	—	1,024.0
Intercompany loan payable	—	40.0	66.5	(106.5)	—
Other long-term liabilities	139.9	157.3	14.2	—	311.4
Total liabilities	2,293.5	348.0	205.0	(836.3)	2,010.2

Total shareholders' equity	460.7	1,185.6	144.6	(1,330.2)	460.7
Total liabilities and shareholders' equity	$2,754.2	$1,533.6	$349.6	$(2,166.5)	$2,470.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$63.9	$(1.6)	$1.0	$—	$63.3

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4.3)	(16.6)	(2.5)	—	(23.4)
Intercompany investing activities	(5.3)	3.2	0.4	1.7	—
Other investing activities	(3.9)	18.9	0.1	—	15.1
Net cash from (used in) investing activities	(13.5)	5.5	(2.0)	1.7	(8.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	375.0	—	—	—	375.0
Payments of long-term debt and capital lease obligations	(383.3)	(0.8)	(2.0)	—	(386.1)
Borrowings on revolving credit facilities	65.1	—	1.9	—	67.0
Payments on revolving credit facilities	(80.5)	—	(3.3)	—	(83.8)
Payment of cash dividends	(16.8)	—	—	—	(16.8)
Intercompany financing activities	(0.8)	—	2.5	(1.7)	—
Other financing activities	(9.2)	(4.1)	—	—	(13.3)
Net cash from (used in) financing activities	(50.5)	(4.9)	(0.9)	(1.7)	(58.0)

Effect of exchange rates on cash and cash equivalents	—	(0.1)	0.6	—	0.5
Net increase (decrease) in cash and cash equivalents	(0.1)	(1.1)	(1.3)	—	(2.5)
Cash and cash equivalents at beginning of period	0.3	1.9	6.8	—	9.0
Cash and cash equivalents at end of period	$0.2	$0.8	$5.5	$—	$6.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$78.6	$25.2	$8.8	$—	$112.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.4)	(6.9)	(6.9)	—	(26.2)
Intercompany investing activities	14.5	(17.4)	(0.1)	3.0	—
Other investing activities	0.6	0.4	1.5	—	2.5
Net cash from (used in) investing activities	2.7	(23.9)	(5.5)	3.0	(23.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	18.4	—	18.4
Payments of long-term debt and capital lease obligations	(115.8)	(0.9)	—	—	(116.7)
Borrowings on revolving credit facilities	273.8	—	19.8	—	293.6
Payments on revolving credit facilities	(238.5)	—	(20.0)	—	(258.5)
Purchases of treasury stock	(8.8)	—	—	—	(8.8)
Payment of cash dividends	(15.4)	—	—	—	(15.4)
Intercompany financing activities	25.5	0.1	(22.6)	(3.0)	—
Other financing activities	(2.1)	—	—	—	(2.1)
Net cash from (used in) financing activities	(81.3)	(0.8)	(4.4)	(3.0)	(89.5)

Effect of exchange rates on cash and cash equivalents	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	—	0.5	(1.0)	—	(0.5)
Cash and cash equivalents at beginning of period	2.3	2.8	5.7	—	10.8
Cash and cash equivalents at end of period	$2.3	$3.3	$4.7	$—	$10.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Note 20. New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2017-07 "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that an employer disaggregate the service cost component from net benefit cost and provides guidance on how to present the service costs and other components of net benefit costs in the income statement. Under the new standard, an entity must report the service cost component in the same line item as other compensation costs. The other components of net benefit cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. This new guidance will require a retrospective adoption approach for the classification of components of net periodic benefit cost in the income statement. The Company is evaluating the impact of the adoption of ASU 2017-07 on the condensed consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 "Statement of Cash Flows (Topic 320): Restricted Cash" ("ASU 2016-18"), which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. This new guidance will require a retrospective adoption approach. The Company believes the adoption of ASU 2016-18 will not have a material impact on the condensed consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory" ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than waiting until the asset is sold to an outside party. Assets covered under the scope of ASU 2016-16 include intellectual property and property, plant and equipment. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. This new guidance will require a modified retrospective transition approach, where the entity will need to apply a cumulative-effect adjustment to retained earnings (accumulated deficit) as of the beginning of the first reporting period in which the guidance is adopted. The Company has adopted this standard as of January 1, 2017. The adoption of ASU 2016-16 did not have a material impact on the condensed consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which is intended to reduce diversity in practice, providing guidance on eight specific cash flow classification issues with regards to how the cash receipts and cash payments are presented within the statements of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. This new guidance will require a retrospective adoption approach unless it is impracticable to apply, in which case the guidance should be applied prospectively as of the earliest date practicable. The Company believes the adoption of ASU 2016-15 will not have a material impact on the condensed consolidated financial statements.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

In March 2016, the FASB issued Accounting Standards Update 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which simplifies the accounting for share-based payments, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statements of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. During the second quarter of 2016, the Company elected to early adopt ASU 2016-09. See Note 15, "Equity Incentive Programs," for the Company's policy election on accounting for forfeitures. The adoption of ASU 2016-09 did not have a material impact on the condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-07 "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting" ("ASU 2016-07"), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply equity method accounting to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Instead, the equity method of accounting will be applied prospectively as an increase in the level of ownership interest or degree of influence occurs. The Company has adopted this standard as of January 1, 2017. The adoption of ASU 2016-16 did not have a material impact on the condensed consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which provides revised guidance on recognizing revenue from contracts with customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to the customer in the amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of the revenue and cash flow arising from contracts with customers. This guidance allows the option of either a full retrospective adoption, meaning the guidance is applied to all periods presented, or a modified retrospective adoption, meaning the guidance is applied only to the most current period. As amended, ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Company plans to adopt the standard in the first quarter of 2018.

The Company has established a cross-functional implementation team to evaluate the impact of ASU 2014-09 on the consolidated financial statements. The Company has identified and is in the process of implementing changes to its systems, processes and internal controls to meet the standard's reporting and disclosure requirements. The Company continues to assess all potential impacts of the standard. Currently, the Company believes there is a potential impact related to the timing of revenue recognition, because contracts with customers may qualify for over-time revenue recognition, rather than point-in-time revenue recognition, which is the Company's current policy. As of March 31, 2017, the Company's evaluation of the timing of revenue recognition within each of its operating and reportable segments is ongoing. If the Company determines some contracts qualify for revenue recognition over-time, the impact on the date of adoption could be significant to the condensed consolidated financial statements. The Company currently anticipates applying the modified retrospective approach when adopting this guidance.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions, except share and per share data and unless otherwise indicated)

Note 21. Subsequent Events

Declaration of Quarterly Dividend

On May 1, 2017, the Company declared a quarterly dividend of $0.30 per share, which will be paid on June 2, 2017, to shareholders of record as of May 22, 2017.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three months ended March 31, 2017 and 2016, including the notes thereto, included in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2016, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the SEC on February 22, 2017.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for the three months ended March 31, 2017, to the three months ended March 31, 2016. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad/Graphics are those described in Part I, Item 1A, "Risk Factors," of the Company's 2016 Annual Report on Form 10-K, filed with the SEC on February 22, 2017, as such may be amended or supplemented in Part II, "Other Information," Item 1A, "Risk Factors," of the Company's subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

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

•United States Print and Related Services
•International
•Corporate

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including marketing strategy, media planning and placement, data insights, segmentation and response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 90% of the Company's consolidated net sales during the three months ended March 31, 2017.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 10% of the Company's consolidated net sales during the three months ended March 31, 2017.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

Key Performance Metrics Overview

The Company's management believes the ability to generate net sales growth, profit increases and positive cash flow, while maintaining the appropriate level of debt, are key indicators of the successful execution of the Company's business strategy and will increase shareholder value. The Company uses period over period net sales growth, EBITDA, EBITDA margin, net cash provided by operating activities, Free Cash Flow and Debt Leverage Ratio as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin, Free Cash Flow and Debt Leverage Ratio are non-GAAP financial measures (see the definitions of EBITDA, EBITDA margin and the reconciliation of net earnings to EBITDA in the "Results of Operations" section below, and see the definitions of Free Cash Flow and Debt Leverage Ratio, the reconciliation of net cash provided by operating activities to Free Cash Flow, and the calculation of Debt Leverage Ratio in the "Liquidity and Capital Resources" section below).

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

The Company continues to remain disciplined with its debt leverage. The Company's consolidated debt and capital leases decreased by $28 million during the three months ended March 31, 2017, primarily due to cash provided by operating activities. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $637 million and has reduced the obligations for pension, postretirement and MEPPs by $408 million, for a total obligation reduction since July of 2010 of over $1 billion.

The Company makes continuous progress on integrating and streamlining all aspects of its business, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® systems to streamline workflows and improve data visibility across the consolidated platform, and cost reductions through Lean Manufacturing and Continuous Improvement initiatives, both on the production floor and with administrative support, in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees. The Company continues to focus on proactively aligning its cost structure to the realities of the top-line pressures it faces in the printing industry through sustainable continuous improvement programs. Restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 37 plant closures and have reduced headcount by approximately 11,400 employees through March 31, 2017.

Integrated distribution with the postal service is an important component of the Company's business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The United States Postal Service ("USPS") continues to experience financial problems. Without increased revenues or action by Congress to reform the USPS cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. The 4.3% temporary exigent postage rate increase expired on April 10, 2016. While a USPS appeal to maintain the 4.3% exigent increase was rejected in federal court during the fourth quarter of 2016, there could be future postal reform legislation for rate increases. The Company has invested significantly in its mail preparation and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency, to enable on-time and consistent delivery and to partially reduce these costs; however, the net impact of increasing postal costs may create a decrease in client demand for print and mail products.

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

Results of Operations for the Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

Summary Results

The Company's operating income, operating margin, net earnings (computed using a 40% normalized tax rate for all items subject to tax) and diluted earnings per share for the three months ended March 31, 2017, changed from the three months ended March 31, 2016, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings	Diluted Earnings Per Share
For the three months ended March 31, 2016	$13.0	1.2%	$3.8	$0.08
2017 restructuring, impairment and transaction-related charges (1)	(9.2)	(0.9)%	(5.5)	(0.11)
2016 restructuring, impairment and transaction-related charges (2)	28.9	2.8%	17.4	0.36
Interest expense (3)	N/A	N/A	1.5	0.03
2017 loss on debt extinguishment (4)	N/A	N/A	(1.6)	(0.03)
2016 gain on debt extinguishment (5)	N/A	N/A	(8.5)	(0.18)
Income taxes (6)	N/A	N/A	5.6	0.11
Investments in unconsolidated entity, net of tax (7)	N/A	N/A	0.2	—
Operating income (8)	20.9	2.3%	12.5	0.23
For the three months ended March 31, 2017	$53.6	5.4%	$25.4	$0.49
______________________________

(1)	Restructuring, impairment and transaction-related charges of $9.2 million ($5.5 million, net of tax) incurred during the three months ended March 31, 2017, included the following:

a.	$2.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$0.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities;

c.	$0.8 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and

d.
$5.1 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $3.7 million gain from the sale of the East Greenville, Pennsylvania and Marengo, Iowa plants.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $28.9 million ($17.4 million, net of tax) incurred during the three months ended March 31, 2016, included the following:

a.	$4.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

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

(3)
Interest expense decreased $2.5 million ($1.5 million, net of tax) during the three months ended March 31, 2017, to $18.2 million. This change was due to lower average debt levels in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

(4)
A $2.6 million loss on debt extinguishment ($1.6 million, net of tax) was recognized during the three months ended March 31, 2017, from the refinancing of the Senior Secured Credit Facility, completed on February 10, 2017.

(5)
A $14.1 million gain on debt extinguishment ($8.5 million, net of tax) was recognized during the three months ended March 31, 2016, primarily from the repurchase of $56.5 million aggregate principal amount of Senior Unsecured Notes.

(6)
The $5.6 million decrease in income taxes as calculated in the following table is primarily due to a $2.5 million reduction in the Company's liability for unrecognized tax benefits and related interest expense and a $1.7 million tax benefit on equity award activity:

	Three Months Ended March 31,
	2017	2016	$ Change
Earnings before income taxes and equity in loss of unconsolidated entity	$32.8	$6.4	$26.4
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense at 40% normalized tax rate	13.1	2.5	10.6

Income tax expense from the condensed consolidated statements of operations	6.7	1.7	5.0

Impact of income taxes	$6.4	$0.8	$5.6

(7)
The decrease in net loss attributable to investment in unconsolidated entity, net of tax, of $0.2 million during the three months ended March 31, 2017, was related to a decrease in losses at the Company's investment in Plural, the Company's Brazilian joint venture.

(8)
Operating income, excluding restructuring, impairment and transaction-related charges, increased $20.9 million ($12.5 million, net of tax) during the three months ended March 31, 2017, primarily due to the following: (1) a $19.4 million decrease in depreciation and amortization expense; (2) a $15.4 million vacation reserve reduction from an employee vacation policy change; and (3) $6.3 million in lower legal expenses. These impacts were partially offset by lower print volume and pricing due to ongoing industry pressures and a $10.4 million benefit in 2016 that did not repeat in 2017 related to the collection of a previously written-off vendor receivable.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2017		2016
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$854.3	85.5%	$897.3	86.1%	$(43.0)	(4.8)%
Services	144.3	14.5%	145.2	13.9%	(0.9)	(0.6)%
Total net sales	998.6	100.0%	1,042.5	100.0%	(43.9)	(4.2)%
Cost of sales:
Products	682.4	68.3%	704.0	67.6%	(21.6)	(3.1)%
Services	98.7	9.9%	99.5	9.5%	(0.8)	(0.8)%
Total cost of sales	781.1	78.2%	803.5	77.1%	(22.4)	(2.8)%
Selling, general & administrative expenses	96.0	9.6%	119.0	11.4%	(23.0)	(19.3)%
Depreciation and amortization	58.7	5.9%	78.1	7.5%	(19.4)	(24.8)%
Restructuring, impairment and transaction-related charges	9.2	0.9%	28.9	2.8%	(19.7)	(68.2)%
Total operating expenses	945.0	94.6%	1,029.5	98.8%	(84.5)	(8.2)%
Operating income	$53.6	5.4%	$13.0	1.2%	$40.6	312.3%

Net Sales

Product sales decreased $43.0 million, or 4.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the following: (1) a $27.5 million decrease in product sales in the Company's core print and specialty print product lines due to ongoing industry volume and pricing pressures; (2) a $13.0 million decrease from pass-through paper sales; and (3) $2.5 million in negative foreign exchange impacts.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $0.9 million, or 0.6%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a $1.0 million decrease in logistics sales resulting from lower print shipment volume and lower fuel prices.

Cost of Sales

Cost of product sales decreased $21.6 million, or 3.1%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the following: (1) lower print and paper volume; (2) a $6.9 million vacation reserve reduction from an employee vacation policy change; and (3) cost reduction initiatives. These reductions were partially offset by a $10.4 million benefit in 2016 that did not repeat in 2017 related to the collection of a previously written-off vendor receivable.

Cost of product sales as a percentage of total net sales increased to 68.3% for the three months ended March 31, 2017, compared to 67.6% for the three months ended March 31, 2016, primarily due to the reasons provided above.

Cost of service sales decreased $0.8 million, or 0.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to lower logistics volume and overall cost reduction initiatives.

Cost of service sales as a percentage of total net sales increased to 9.9% for the three months ended March 31, 2017, from 9.5% for the three months ended March 31, 2016, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $23.0 million, or 19.3%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the following: (1) an $8.5 million vacation reserve reduction from an employee vacation policy change; (2) a $6.3 million decrease in legal expenses due to reserves established in 2016; (3)  a $3.9 million decrease in employee-related costs and other cost reduction initiatives; and (4) a $3.0 million increase from foreign currency gains. Selling, general and administrative expenses as a percentage of net sales decreased from 11.4% for the three months ended March 31, 2016, to 9.6% for the three months ended March 31, 2017, primarily due to the reasons stated above, partially offset by lower net sales.

Depreciation and Amortization

Depreciation and amortization decreased $19.4 million, or 24.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to a $15.6 million decrease in amortization expense primarily related to customer relationship intangibles becoming fully amortized in the second quarter of 2016 and a $3.8 million decrease in depreciation expense from property, plant and equipment becoming fully depreciated over the past year.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $19.7 million, or 68.2%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the following: (1) a $16.3 million decrease in impairment charges; (2) a $2.0 million decrease in employee termination charges; (3) a $1.5 million decrease in other restructuring costs; and (4) a $0.1 million decrease in acquisition-related integration cost, partially offset by a $0.2 million increase in transaction-related charges.

Restructuring, impairment and transaction-related charges of $9.2 million incurred in the three months ended March 31, 2017, included the following: (1) $2.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.4 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities; (3) $0.8 million of transaction-related charges, consisting of professional service fees related to business acquisition and divestiture activities; and (4) $5.1 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $3.7 million gain from the sale of the East Greenville, Pennsylvania and Marengo, Iowa plants.

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

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, were as follows:

	Three Months Ended March 31,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$109.0	10.9%	$104.3	10.0%

EBITDA increased $4.7 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the following: (1) $19.7 million of decreased restructuring, impairment and transaction-related charges; (2) a $15.4 million vacation reserve reduction from an employee vacation policy change; and (3) $6.3 million in lower legal expenses. These impacts were partially offset by lower print volume and pricing due to ongoing industry pressures and a $10.4 million benefit in 2016 that did not repeat in 2017 related to the collection of a previously written-off vendor receivable.

EBITDA is defined as net earnings (loss) excluding (1) interest expense, (2) income tax expense (benefit) and (3) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance. Both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings for the three months ended March 31, 2017 and 2016, was as follows:

	Three Months Ended March 31,
	2017	2016
	(dollars in millions)
Net earnings (1)	$25.4	$3.8
Interest expense	18.2	20.7
Income tax expense	6.7	1.7
Depreciation and amortization	58.7	78.1
EBITDA	$109.0	$104.3
______________________________

(1)	Net earnings included the following:

a.	Restructuring, impairment and transaction-related charges of $9.2 million and $28.9 million for the three months ended March 31, 2017 and 2016, respectively;

b.	Loss on debt extinguishment of $2.6 million for the three months ended March 31, 2017;

c.	Gain on debt extinguishment of $14.1 million for the three months ended March 31, 2016; and

d.	Equity in loss of unconsolidated entity of $0.7 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2017	2016
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$763.1	$810.3	$(47.2)	(5.8)%
Services	139.1	140.2	(1.1)	(0.8)%
Operating income (including restructuring, impairment and transaction-related charges)	62.5	26.5	36.0	135.8%
Operating margin	6.9%	2.8%	N/A	N/A
Restructuring, impairment and transaction-related charges	$7.1	$27.3	$(20.2)	(74.0)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $47.2 million, or 5.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a $32.2 million decrease in product sales in the Company's core print and specialty print product lines, predominantly due to ongoing volume and pricing pressures from excess capacity in the printing industry, and a $15.0 million decrease in pass-through paper sales.

Service sales for the United States Print and Related Services segment decreased $1.1 million, or 0.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a $1.2 million decrease in logistics sales resulting from lower print shipment volume and lower fuel prices.

Operating Income

Operating income for the United States Print and Related Services segment increased $36.0 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the following: (1) $20.2 million in decreased restructuring, impairment and transaction-related charges; (2) an $18.7 million decrease in depreciation and amortization; and (3) a $15.4 million vacation reserve reduction due to an employee vacation policy change. These impacts were partially offset by lower print volume and pricing and a $10.4 million benefit in 2016 that did not repeat in 2017 related to the collection of a previously written-off vendor receivable.

Operating margin for the United States Print and Related Services segment increased to 6.9% for the three months ended March 31, 2017, compared to 2.8% for the three months ended March 31, 2016, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended March 31, 2017, were $7.1 million, consisting of the following: (1) $2.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities; and (3) $4.7 million of various other restructuring charges to maintain and exit closed facilities, net of a $3.7 million gain from the sale of the East Greenville, Pennsylvania and Marengo, Iowa plants.

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

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability and equity in loss of unconsolidated entity within the International segment:

	Three Months Ended March 31,
	2017	2016
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$91.2	$87.0	$4.2	4.8%
Services	5.2	5.0	0.2	4.0%
Operating income (including restructuring, impairment and transaction-related charges)	4.8	3.4	1.4	41.2%
Operating margin	5.0%	3.7%	N/A	N/A
Restructuring, impairment and transaction-related charges	$1.0	$0.3	$0.7	233.3%
Equity in loss of unconsolidated entity	0.7	0.9	(0.2)	(22.2)%

Net Sales

Product sales for the International segment increased $4.2 million, or 4.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the following: (1) a $4.7 million increase in volume and price primarily in Europe, Mexico and Colombia; and (2) a $2.0 million increase in pass-through paper sales. These increases were partially offset by $2.5 million in negative foreign exchange impacts primarily in Europe and Mexico.

Service sales for the International segment increased $0.2 million, or 4.0%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a increase in logistics revenue in Europe.

Operating Income

Operating income for the International segment increased $1.4 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to a $1.3 million increase in operating income primarily in Mexico and a $0.8 million decrease in depreciation and amortization, partially offset by a $0.7 million increase in restructuring and impairment expenses.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2017, were $1.0 million, consisting of the following: (1) $0.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; and (3) $0.2 million of various other restructuring charges to maintain and exit closed facilities.

Restructuring, impairment and transaction-related charges for the International segment for the three months ended March 31, 2016, were $0.3 million, consisting of the following: (1) $0.5 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.1 million of transaction-related charges; and (3) $(0.3) million of other restructuring income due to a gain on the sale of a closed facility.

Equity in Loss of Unconsolidated Entity

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in loss of unconsolidated entity in the International segment decreased $0.2 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a decrease in losses from the Company's investment in Plural.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the three months ended March 31, 2017.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2017	2016
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$13.7	$16.9	$(3.2)	(18.9)%
Restructuring, impairment and transaction-related charges	1.1	1.3	(0.2)	(15.4)%

Operating Expenses

Corporate operating expenses decreased $3.2 million, or 18.9%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a $6.0 million decrease in legal expenses and a $0.2 million decrease in restructuring, impairment and transaction-related charges, partially offset by a $1.9 million increase in incentive compensation expenses.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the three months ended March 31, 2017, were $1.1 million, consisting of the following: (1) $0.1 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $0.8 million of transaction-related charges which primarily included professional service fees; and (3) $0.2 million of other restructuring charges.

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

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company has $684.8 million of unused capacity under the revolving credit arrangement at March 31, 2017, which is net of $36.6 million of issued letters of credit. The Company believes its expected future cash flows from operating activities and $684.8 million of unused capacity under the revolving credit arrangement provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt and pension service requirements, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. Borrowings under the $725.0 million revolving credit facility were $3.6 million as of March 31, 2017, and peak borrowings were $31.3 million during the three months ended March 31, 2017.

Net Cash Provided by Operating Activities

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

Net cash provided by operating activities was $63.3 million for the three months ended March 31, 2017, compared to $112.6 million for the three months ended March 31, 2016, resulting in a $49.3 million decrease in cash provided by operating activities. The decrease was due to a $55.9 million decrease in cash flows from changes in operating assets and liabilities primarily due to an expected reduction in the benefit from our working capital improvement program and a $27.0 million increase in payments of employee-related liabilities, partially offset by a $6.6 million increase in cash from earnings.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

Net cash used in investing activities was $8.3 million for the three months ended March 31, 2017, compared to $23.7 million for the three months ended March 31, 2016, resulting in a $15.4 million decrease in cash used in investing activities. The decrease was primarily due to the following: (1) an $11.3 million increase in proceeds from insurance and the sale of property, plant, and equipment; (2) a $6.3 million increase in transfers from restricted cash; and (3) a $2.8 million decrease in purchases of property, plant and equipment, partially offset by a $5.0 million loan to an unconsolidated entity.

Net Cash Used in Financing Activities

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

Net cash used in financing activities was $58.0 million for the three months ended March 31, 2017, compared to $89.5 million for the three months ended March 31, 2016, resulting in a $31.5 million decrease in cash used in financing activities. The decrease was primarily due to a $35.3 million decrease in net repayments of debt and lease obligations in 2017 as compared to 2016 and an $8.8 million decrease in treasury stock purchases. These decreases were partially offset by the following: (1) $4.5 million of increased payments of debt issuance costs and financing fees; (2) $4.5 million of increased equity awards redeemed to pay employees' tax obligations; and (3) a $4.1 million increase in bankruptcy claim payments.

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

Free Cash Flow for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was as follows:

	Three Months Ended March 31,
	2017	2016
	(dollars in millions)
Net cash provided by operating activities	$63.3	$112.6
Less: purchases of property, plant and equipment	(23.4)	(26.2)
Free Cash Flow	$39.9	$86.4

Free Cash Flow decreased $46.5 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to a $49.3 million decrease in net cash provided by operating activities, partially offset by a $2.8 million decrease in capital expenditures. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and capital lease obligations divided by the sum of the following: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings to EBITDA in the "Results of Operations" section above); (2) restructuring, impairment and transaction-related charges; (3) loss (gain) on debt extinguishment; and (4) equity in loss of unconsolidated entity.

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

The Debt Leverage Ratio calculated below differs from both the total leverage ratio and senior secured leverage ratio included in the Company's debt covenant calculations (see Note 9, "Debt," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for further information on debt covenants). The total leverage ratio included in the Company's debt covenants includes letters of credit as debt, excludes non-cash stock-based compensation expense from EBITDA and includes the equity in loss of unconsolidated entity in EBITDA. Similarly, the senior secured leverage ratio included in the Company's debt covenants includes and excludes the same adjustments as the total leverage ratio, in addition to the exclusion of the outstanding balance of the Senior Unsecured Notes.

The Debt Leverage Ratio at March 31, 2017, and December 31, 2016, was as follows:

	March 31, 2017		December 31, 2016
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,102.8		$1,130.8

Divided by: EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$481.6		$480.1

Debt Leverage Ratio	2.29	x	2.36	x

The calculation of EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the trailing twelve months ended March 31, 2017, and December 31, 2016, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Three Months Ended
	December 31, 2016 (1)	March 31, 2017	March 31, 2016	March 31, 2017
Net earnings	$44.9	$25.4	$3.8	$66.5
Interest expense	77.2	18.2	20.7	74.7
Income tax expense	13.0	6.7	1.7	18.0
Depreciation and amortization	277.1	58.7	78.1	257.7
EBITDA	$412.2	$109.0	$104.3	$416.9
Restructuring, impairment and transaction-related charges	80.6	9.2	28.9	60.9
Loss (gain) on debt extinguishment	(14.1)	2.6	(14.1)	2.6
Equity in loss of unconsolidated entity	1.4	0.7	0.9	1.2
EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$480.1	$121.5	$120.0	$481.6
______________________________

(1)	Financial information for the year ended December 31, 2016, is included as reported in the Company's 2016 Annual Report on Form 10-K filed with the SEC on February 22, 2017.

The Debt Leverage Ratio decreased 0.07x at March 31, 2017, compared to December 31, 2016, primarily due to a $28.0 million decrease in debt and capital lease obligations and a $1.5 million increase in EBITDA, as adjusted for purposes of calculating the Debt Leverage Ratio. The Debt Leverage Ratio at March 31, 2017, of 2.29x is within management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities and seasonal working capital needs.

Debt Obligations

The Company completed the second amendment to its Senior Secured Credit Facility on February 10, 2017. This second amendment was completed to reduce the sizing of the revolving credit facility and Term Loan A and to extend the Company's debt maturity profile while maintaining the Company's current cost of borrowing and covenant structure.

The revolving credit facility was lowered to a maximum borrowing amount of $725.0 million with a term of just under four years, maturing on January 4, 2021. The Term Loan A was lowered to an aggregate amount of $375.0 million with a term of just under four years, maturing on January 4, 2021, subject to certain required amortization. Borrowings under the revolving credit facility and Term Loan A loans made under the Senior Secured Credit Facility will initially bear interest at 2.00% in excess of reserve adjusted LIBOR, or 1.00% in excess of an alternate base rate. This amendment to the Senior Secured Credit Facility will not have an impact on the quarterly financial covenant requirements the Company is subject to.

The Senior Secured Credit Facility remains secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances. See Note 9, "Debt" to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional information.

As of March 31, 2017, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•	Senior Secured Credit Facility:

◦	$725.0 million revolving credit facility ($3.6 million outstanding as of March 31, 2017);

◦	$375.0 million Term Loan A ($375.0 million outstanding as of March 31, 2017); and

◦	$300.0 million Term Loan B ($290.0 million outstanding as of March 31, 2017);

•	Senior Unsecured Notes ($243.5 million outstanding as of March 31, 2017); and

•	Master Note and Security Agreement ($149.2 million outstanding as of March 31, 2017).

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2017:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2017, the Company's total leverage ratio was 2.24 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2017, the Company's senior secured leverage ratio was 1.75 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended March 31, 2017, the Company's minimum interest coverage ratio was 7.02 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of March 31, 2017. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2017, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on February 22, 2017.

New Accounting Pronouncements

See Note 20, "New Accounting Pronouncements," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. The variable rate debt outstanding at March 31, 2017, is primarily comprised of $375.0 million outstanding on the Term Loan A, $290.0 million outstanding on the Term Loan B and $3.6 million outstanding on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad/Graphics' variable-rate debt, the Company entered into a $250.0 million interest rate swap during February 2017, and has classified $250.0 million of the Company's variable rate debt as fixed rate debt. Including the impact of the $250.0 million interest rate swap of variable rate to fixed rate debt, Quad/Graphics had variable rate debt outstanding of $415.4 million at a current weighted average interest rate of 3.9% and fixed rate debt and capital leases outstanding of $687.4 million at a current weighted average interest rate of 5.7% as of March 31, 2017. The Term Loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate, and thus the interest rate on the Term Loan B will not begin to fluctuate until LIBOR exceeds that percentage. At March 31, 2017, LIBOR was approaching 1.0%, and as a result the interest on the Term Loan B would fluctuate with a 10% increase in the market interest rate. Including the Term Loan B, a hypothetical 10% increase in the market interest rates impacting the Company's current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2017, by approximately $12 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company's condensed consolidated balance sheets. As of March 31, 2017, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $63.6 million. The potential decrease in net current assets as of March 31, 2017, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $6.4 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $52.4 million as of March 31, 2017, and $53.5 million as of December 31, 2016.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three months ended March 31, 2017, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 7, "Commitments and Contingencies — Litigation," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A, "Risk Factors," of the Company's 2016 Annual Report on Form 10-K, filed with the SEC on February 22, 2017. No material changes to such risk factors occurred during the period from January 1, 2017, through March 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Information about the Company's repurchases of its class A common stock in the quarter ended March 31, 2017, were as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2017 to January 31, 2017	—		$—	—	$82,947,547
February 1, 2017 to February 28, 2017	—		—	—	82,947,547
March 1, 2017 to March 31, 2017	218,453	(3)	—	—	82,947,547
Total	218,453			—
______________________________

(1)	Represents shares of our class A common stock.

(2)
On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no share repurchases during the three months ended March 31, 2017.

(3)
Represents 218,453 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock and restricted stock units under the Omnibus Plan.

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

QUAD/GRAPHICS, INC.

Date:	May 3, 2017	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2017	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended March 31, 2017

Exhibits

Exhibit Number	Exhibit Description

(4)
Amendment No. 2, dated as of February 10, 2017, to Second Amended and Restated Credit Agreement, dated as of April 28, 2014, by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.