Form 10-Q
period 2017-06-30
Quad/Graphics, Inc.
filed 2017-08-02
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of July 28, 2017

Class A Common Stock	38,063,022

Class B Common Stock	13,978,357

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended June 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales
Products	$819.4	$887.4	$1,673.7	$1,784.7
Services	143.8	144.9	288.1	290.1
Total net sales	963.2	1,032.3	1,961.8	2,074.8
Cost of sales
Products	663.4	721.1	1,345.8	1,425.1
Services	101.6	99.9	200.3	199.4
Total cost of sales	765.0	821.0	1,546.1	1,624.5
Operating expenses
Selling, general and administrative expenses	101.7	113.0	197.7	232.0
Depreciation and amortization	58.5	77.6	117.2	155.7
Restructuring, impairment and transaction-related charges	5.3	7.4	14.5	36.3
Total operating expenses	930.5	1,019.0	1,875.5	2,048.5
Operating income	$32.7	$13.3	$86.3	$26.3
Interest expense	17.6	18.6	35.8	39.3
Loss (gain) on debt extinguishment	—	—	2.6	(14.1)
Earnings (loss) before income taxes and equity in loss of unconsolidated entity	15.1	(5.3)	47.9	1.1
Income tax expense	8.3	1.0	15.0	2.7
Earnings (loss) before equity in loss of unconsolidated entity	6.8	(6.3)	32.9	(1.6)
Equity in loss of unconsolidated entity	0.1	1.4	0.8	2.3
Net earnings (loss)	$6.7	$(7.7)	$32.1	$(3.9)

Earnings (loss) per share
Basic	$0.14	$(0.16)	$0.65	$(0.08)
Diluted	$0.13	$(0.16)	$0.62	$(0.08)

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

Weighted average number of common shares outstanding
Basic	49.5	47.4	49.3	47.5
Diluted	51.7	47.4	51.6	47.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings (loss)	$6.7	$(7.7)	$32.1	$(3.9)

Other comprehensive income (loss)
Translation adjustments	3.7	(1.3)	11.4	7.1
Interest rate swap adjustments	(1.1)	—	(0.7)	—
Other comprehensive income (loss), before tax	2.6	(1.3)	10.7	7.1

Income tax benefit related to items of other comprehensive income (loss)	0.3	—	0.3	—

Other comprehensive income (loss), net of tax	2.9	(1.3)	11.0	7.1

Comprehensive income (loss)	$9.6	$(9.0)	$43.1	$3.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$8.7	$9.0
Receivables, less allowances for doubtful accounts of $51.4 million at June 30, 2017, and $53.5 million at December 31, 2016	508.6	563.6
Inventories	264.4	265.4
Prepaid expenses and other current assets	41.7	54.4
Restricted cash	2.0	10.2
Total current assets	825.4	902.6

Property, plant and equipment—net	1,458.1	1,519.9
Intangible assets—net	52.0	59.7
Equity method investment in unconsolidated entity	2.8	3.6
Other long-term assets	93.5	84.3
Total assets	$2,431.8	$2,570.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$299.0	$323.5
Amounts owing in satisfaction of bankruptcy claims	2.1	2.3
Accrued liabilities	295.3	356.7
Short-term debt and current portion of long-term debt	68.6	84.7
Current portion of capital lease obligations	6.7	7.4
Total current liabilities	671.7	774.6

Long-term debt	986.4	1,019.8
Unsecured notes to be issued	0.9	5.4
Capital lease obligations	16.1	18.9
Deferred income taxes	41.5	35.3
Other long-term liabilities	256.4	274.6
Total liabilities	1,973.0	2,128.6

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	900.5	912.4
Treasury stock, at cost	(95.2)	(113.3)
Accumulated deficit	(206.3)	(206.4)
Accumulated other comprehensive loss	(141.6)	(152.6)
Total shareholders' equity	458.8	441.5
Total liabilities and shareholders' equity	$2,431.8	$2,570.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net earnings (loss)	$32.1	$(3.9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	117.2	155.7
Impairment charges	0.7	16.8
Amortization of debt issuance costs and original issue discount	1.8	2.2
Loss (gain) on debt extinguishment	2.6	(14.1)
Stock-based compensation	9.7	8.2
Gain from a property insurance claim	(5.0)	—
Gain on sale or disposal of property, plant and equipment	(7.1)	(6.3)
Deferred income taxes	6.4	(1.5)
Equity in loss of unconsolidated entity	0.8	2.3
Changes in operating assets and liabilities	(47.0)	60.2
Net cash provided by operating activities	112.2	219.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(42.8)	(40.6)
Cost investment in unconsolidated entities	—	(9.9)
Proceeds from the sale of property, plant and equipment	21.8	10.8
Proceeds from a property insurance claim	5.0	—
Transfers from restricted cash	8.1	—
Loan to an unconsolidated entity	(5.0)	—
Acquisition of businesses	—	(0.9)
Net cash used in investing activities	(12.9)	(40.6)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	375.0	19.7
Payments of long-term debt	(409.2)	(148.6)
Payments of capital lease obligations	(4.2)	(2.6)
Borrowings on revolving credit facilities	270.6	488.3
Payments on revolving credit facilities	(287.4)	(499.1)
Payments of debt issuance costs and financing fees	(4.7)	(0.1)
Bankruptcy claim payments on unsecured notes to be issued	(4.1)	(0.2)
Purchases of treasury stock	—	(8.8)
Sale of stock for options exercised	2.4	1.7
Equity awards redeemed to pay employees' tax obligations	(5.9)	(1.4)
Payment of cash dividends	(31.7)	(29.5)
Net cash used in financing activities	(99.2)	(180.6)

Effect of exchange rates on cash and cash equivalents	(0.4)	(0.5)
Net decrease in cash and cash equivalents	(0.3)	(2.1)
Cash and cash equivalents at beginning of period	9.0	10.8
Cash and cash equivalents at end of period	$8.7	$8.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 2017 and 2016. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Note 2. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2017 and 2016, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee termination charges	$3.0	$1.7	$5.9	$6.6
Impairment charges	0.3	0.1	0.7	16.8
Transaction-related charges	0.4	0.9	1.2	1.5
Integration costs	—	—	—	0.1
Other restructuring charges	1.6	4.7	6.7	11.3
Total	$5.3	$7.4	$14.5	$36.3

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 18, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. The Company has announced a total of 37 plant closures and has reduced headcount by approximately 11,600 employees since 2010. The Company recorded the following charges as a result of plant closures and other restructuring programs:

•
Employee termination charges of $3.0 million and $5.9 million were recorded during the three and six months ended June 30, 2017, respectively, and $1.7 million and $6.6 million were recorded during the three and six months ended June 30, 2016, respectively. The Company reduced its workforce through facility consolidations and involuntary separation programs.

•
There were no integration costs recorded during the three and six months ended June 30, 2017, and during the three months ended June 30, 2016. Integration costs of $0.1 million were recorded during the six months ended June 30, 2016, related to costs for the integration of acquired companies.

•
Other restructuring charges of $1.6 million and $6.7 million were recorded during the three and six months ended June 30, 2017, respectively, which consisted of the following: (1) $0.2 million and $3.4 million, respectively, of lease exit charges primarily related to the closures of the Huntington Beach, California and Manassas, Virginia plants; (2) $0.4 million and $1.6 million, respectively, of equipment and infrastructure removal costs from closed plants; and (3) $1.0 million and $1.7 million, respectively, of vacant facility carrying costs, net of a $3.4 million and a $7.1 million gain on sale of facilities during the three and six months ended June 30, 2017, respectively. The Atglen, Pennsylvania; Dickson, Tennessee; and Lenexa, Kansas plants were sold during the second quarter; and the East Greenville, Pennsylvania and Marengo, Iowa plants were sold during the first quarter. Other restructuring charges of $4.7 million and $11.3 million were recorded during the three and six months ended June 30, 2016, respectively, which consisted of the following: (1) $3.1 million and $7.1 million, respectively, of vacant facility carrying costs; (2) $1.3 million and $3.8 million, respectively, of equipment and infrastructure removal costs from closed plants; and (3) $0.3 million and $0.4 million of lease exit charges.

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $0.3 million and $0.7 million during the three and six months ended June 30, 2017, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities.

The Company recognized impairment charges of $0.1 million and $16.8 million during the three and six months ended June 30, 2016, respectively, which consisted of the following: (1) $12.1 million during the six months ended June 30, 2016, of land and building impairment charges related to the Atglen, Pennsylvania plant closure; and (2) $0.1 million and $4.7 million during the three and six months ended June 30, 2016, respectively, of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.4 million and $1.2 million were recorded during the three and six months ended June 30, 2017, respectively, and $0.9 million and $1.5 million were recorded during the three and six months ended June 30, 2016, respectively. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Restructuring Reserves

Activity impacting the Company's restructuring reserves for the six months ended June 30, 2017, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2016	$7.6	$—	$0.1	$1.1	$10.4	$19.2
Expense	5.9	0.7	1.2	—	6.7	14.5
Cash payments	(7.5)	—	(1.3)	—	(6.2)	(15.0)
Non-cash adjustments/reclassifications	0.8	(0.7)	—	(0.8)	—	(0.7)
Balance at June 30, 2017	$6.8	$—	$—	$0.3	$10.9	$18.0

The Company's restructuring reserves at June 30, 2017, included a short-term and a long-term component. The short-term portion included $13.7 million in accrued liabilities (see Note 12, "Accrued Liabilities and Other Long-Term Liabilities") and $0.4 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $3.9 million is included in other long-term liabilities (see Note 12, "Accrued Liabilities and Other Long-Term Liabilities") in the condensed consolidated balance sheets.

Note 3. Intangible Assets

The components of intangible assets at June 30, 2017, and December 31, 2016, were as follows:

		June 30, 2017			December 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	7	$23.2	$(11.5)	$11.7	$21.7	$(9.3)	$12.4
Capitalized software	5	7.0	(6.4)	0.6	6.4	(6.2)	0.2
Acquired technology	5	6.4	(6.4)	—	6.1	(6.1)	—
Customer relationships	6	460.3	(420.6)	39.7	459.4	(412.3)	47.1
Total finite-lived intangible assets		$496.9	$(444.9)	$52.0	$493.6	$(433.9)	$59.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

The gross carrying amount and accumulated amortization within intangible assets—net in the condensed consolidated balance sheets at June 30, 2017, and December 31, 2016, differs from the value originally recorded at acquisition due to impairment charges recorded and the effects of currency fluctuations since the purchase date.

Intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on intangible assets for the three and six months ended June 30, 2017 and 2016.

Amortization expense for intangible assets was $4.6 million and $9.1 million for the three and six months ended June 30, 2017, respectively, and $21.3 million and $41.4 million for the three and six months ended June 30, 2016, respectively. The estimated future amortization expense related to intangible assets as of June 30, 2017, was as follows:

Amortization Expense
Remainder of 2017	$9.3
2018	17.8
2019	13.1
2020	7.8
2021	2.9
2022 and thereafter	1.1
Total	$52.0

Note 4. Inventories

The components of inventories at June 30, 2017, and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
Raw materials and manufacturing supplies	$150.5	$142.4
Work in process	42.8	45.3
Finished goods	71.1	77.7
Total	$264.4	$265.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Note 5. Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2017, and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
Land	$125.6	$126.2
Buildings	933.4	935.4
Machinery and equipment	3,618.8	3,574.4
Other(1)	197.8	191.5
Construction in progress	42.9	59.5
Property, plant and equipment—gross	$4,918.5	$4,887.0
Less: accumulated depreciation	(3,460.4)	(3,367.1)
Property, plant and equipment—net	$1,458.1	$1,519.9
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

The Company recorded impairment charges of $0.3 million and $0.7 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $16.8 million for the three and six months ended June 30, 2016, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 2, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges).

The Company recognized depreciation expense of $53.9 million and $108.1 million for the three and six months ended June 30, 2017, respectively, and $56.3 million and $114.3 million for the three and six months ended June 30, 2016, respectively.

Assets Held for Sale

The Company considered certain closed facilities for held for sale classification on the condensed consolidated balance sheets. There were no assets held for sale as of June 30, 2017, and the net book value of assets held for sale was $5.2 million as of December 31, 2016. These assets were carried at the lesser of original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 11, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on internal discounted cash flow estimates, quoted market prices where available and independent appraisals, as appropriate. Assets held for sale are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Plural's condensed statements of operations for the three and six months ended June 30, 2017 and 2016, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$17.1	$18.5	$35.1	$32.5
Operating (income) loss	(0.3)	2.0	0.8	3.0
Net loss	0.2	2.8	1.6	4.6

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

With respect to claims asserted by the holders thereof as being entitled to a priority cash recovery, the Company has estimated that approximately $1.0 million and $1.2 million of such recorded claims have yet to be paid as of June 30, 2017, and December 31, 2016, respectively. With respect to claims asserted by the holders thereof as being entitled to Class 4 Claims, during the second quarter of 2016, the Company was provided $1.1 million of restricted cash for the future satisfaction of the cash portion of the remaining Class 4 Claims. The obligations for both the priority cash claims and the Class 4 Claims are classified as amounts owing in satisfaction of bankruptcy claims in the condensed consolidated balance sheets.

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

During the six months ended June 30, 2017, $4.1 million of the restricted cash was paid to Class 3 Claim creditors and the Company received refunds of $2.2 million of restricted cash. At June 30, 2017, a $0.9 million maximum potential payout to the Class 3 Claim creditors remains and is classified as restricted cash in the condensed consolidated balance sheet. Based on the Company's analysis of the outstanding Class 3 Claims, the Company has a liability of $0.9 million at June 30, 2017, classified as unsecured notes to be issued in the condensed consolidated balance sheets. Activity impacting restricted cash and unsecured notes to be issued for the six months ended June 30, 2017, was as follows:

	Restricted Cash	Unsecured Notes to be Issued
Balance at December 31, 2016	$7.2	$5.4
Class 3 Claim payments	(4.1)	(4.1)
Restricted cash refunded to Quad/Graphics	(2.2)	—
Non-cash adjustments	—	(0.4)
Balance at June 30, 2017	$0.9	$0.9

The components of restricted cash at June 30, 2017, and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
Defeasance of unsecured notes to be issued	$0.9	$7.2
Restricted cash for Class 4 Claim payments	1.1	1.1
Other	—	1.9
Total	$2.0	$10.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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

Note 9. Debt

The components of long-term debt as of June 30, 2017, and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
Master note and security agreement	$132.8	$152.6
Term loan A—$375.0 million due January 2021	368.0	376.9
Term loan B—$300.0 million due April 2021	289.4	290.6
Revolving credit facility—$725.0 million due January 2021	6.5	19.0
Senior unsecured notes—$300.0 million due May 2022	243.5	243.5
International term loan—$20.3 million	16.2	16.8
International revolving credit facility—$16.2 million	1.5	5.3
Equipment term loans	7.4	9.5
Other	1.5	1.6
Debt issuance costs	(11.8)	(11.3)
Total debt	$1,055.0	$1,104.5
Less: short-term debt and current portion of long-term debt	(68.6)	(84.7)
Long-term debt	$986.4	$1,019.8

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.1 billion at June 30, 2017, and December 31, 2016. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 11, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

2017 Senior Secured Credit Facility Amendment

The Company completed the second amendment to the Company's April 28, 2014 Senior Secured Credit Facility on February 10, 2017. This second amendment was completed to reduce the size of the revolving credit facility and Term Loan A and to extend the Company's debt maturity profile while maintaining the Company's current cost of borrowing and covenant structure. The amendment resulted in a loss on debt extinguishment of $2.6 million during the six months ended June 30, 2017.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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

Debt Issuance Costs

Activity impacting the Company's debt issuance costs for the six months ended June 30, 2017, was as follows:

Debt Issuance Costs
Balance at December 31, 2016	$11.3
Debt issuance costs from February 10, 2017 debt financing arrangement	3.2
Loss on debt extinguishment from April 28, 2014 debt financing arrangement	(1.1)
Amortization of debt issuance costs	(1.6)
Balance at June 30, 2017	$11.8

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

The loss on debt extinguishment recorded in the condensed consolidated statement of operations for the six months ended June 30, 2017, was comprised of the following:

Loss on Debt Extinguishment
Debt issuance costs from April 28, 2014 debt financing arrangement	$1.1
Debt issuance costs from February 10, 2017 debt financing arrangement	1.5
Total	$2.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of June 30, 2017:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended June 30, 2017, the Company's total leverage ratio was 2.19 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2017, the Company's senior secured leverage ratio was 1.70 to 1.00).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended June 30, 2017, the Company's minimum interest coverage ratio was 7.10 to 1.00).

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

The Company's liability for unrecognized tax benefits as of June 30, 2017, was $29.4 million. The Company anticipates a $2.4 million decrease to its liability for unrecognized tax benefits within the next twelve months due to resolution of income tax audits or statute expirations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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

Level 3:	Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of June 30, 2017.

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

The Company classifies the interest rate swap as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The interest rate swap was highly effective as of June 30, 2017; therefore, the reduction in fair value of $1.1 million and $0.7 million during three and six months ended June 30, 2017, respectively, is included in accumulated other comprehensive loss in the condensed consolidated balance sheets and is shown as a change in other comprehensive income in the condensed consolidated statements of comprehensive income (loss). No amount of ineffectiveness has been recorded into earnings related to this cash flow hedge. The fair value of the interest rate swap as of June 30, 2017, was a liability of $0.7 million and was recorded in other long-term liabilities in the condensed consolidated balance sheets.

The net payment of interest under the terms of the interest rate swap totaled an expense of $0.6 million and $0.8 million during the three and six months ended June 30, 2017, respectively, and has been recognized as an adjustment to interest expense in the condensed consolidated statements of operations.

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of June 30, 2017.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the three and six months ended June 30, 2017 and 2016, as the Company takes delivery in the normal course of business.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 9, “Debt,” for the fair value of the Company’s debt as of June 30, 2017.

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

Other Estimated Fair Value Measurements

The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable, accrued liabilities and amounts owing in satisfaction of bankruptcy claims approximate their carrying values as of June 30, 2017, and December 31, 2016.

Note 12. Accrued Liabilities and Other Long-Term Liabilities

The components of accrued and other long-term liabilities as of June 30, 2017, and December 31, 2016, were as follows:

	June 30, 2017			December 31, 2016
	Accrued Liabilities	Other Long-Term Liabilities	Total	Accrued Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$138.3	$61.6	$199.9	$194.3	$61.7	$256.0
Single employer pension plan obligations	1.8	106.7	108.5	1.8	112.4	114.2
Multiemployer pension plans – withdrawal liability	14.1	26.7	40.8	10.6	33.4	44.0
Tax-related liabilities	34.2	19.7	53.9	24.6	22.9	47.5
Restructuring liabilities	13.7	3.9	17.6	13.5	4.8	18.3
Interest and rent liabilities	7.4	2.4	9.8	7.6	3.3	10.9
Other	85.8	35.4	121.2	104.3	36.1	140.4
Total	$295.3	$256.4	$551.7	$356.7	$274.6	$631.3
______________________________

(1)	Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers' compensation.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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

The components of net pension income for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$(4.3)	$(5.2)	$(8.6)	$(10.3)
Expected return on plan assets	6.9	7.9	13.8	15.8
Net pension income	$2.6	$2.7	$5.2	$5.5

The Company made $0.6 million in benefit payments to its non-qualified defined benefit pension plans and made no contributions to its qualified defined benefit pension plans during the six months ended June 30, 2017.

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

The Company has received a notice of withdrawal and demand for payment letter from the GCIU, which is in excess of the reserve established by the Company for the GCIU withdrawal. The Company is currently in litigation with the GCIU trustees to determine the amount and duration of the withdrawal payments for the GCIU. Arbitration proceedings with the GCIU have been completed, both sides have appealed the arbitrator's ruling, and litigation in Federal court has commenced. During April 2017, a Federal district court overturned the arbitration decision in one of the pending disputes in this matter. The Company has appealed the district court’s ruling to the Ninth Circuit.

During the fourth quarter of 2016, the Company and the GCC reached a settlement agreement for all claims, with scheduled payments until February 2024.

The Company made payments totaling $9.4 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively. The payments include monthly payments, as required by the Employee Retirement Income Security Act, although such payments to the GCIU do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU plan administrator.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

The Company has reserved $40.8 million as its estimate of the total MEPPs withdrawal liability as of June 30, 2017, of which $26.7 million was recorded in other long-term liabilities and $14.1 million was recorded in accrued liabilities in the condensed consolidated balance sheets. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. This estimate may increase or decrease depending on the final conclusion of the litigation with the GCIU trustees.

Note 14. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the basic weighted average common shares outstanding of 49.5 million and 49.3 million shares for the three and six months ended June 30, 2017, respectively, and 47.4 million and 47.5 million shares for the three and six months ended June 30, 2016, respectively. The calculation of diluted earnings (loss) per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of 0.7 million and 0.8 million class A common shares were excluded from the computation of diluted net earnings per share for the three and six months ended June 30, 2017, respectively. Due to the net loss incurred during the three and six months ended June 30, 2016, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for those periods.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three and six months ended June 30, 2017 and 2016, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net earnings (loss)	$6.7	$(7.7)	$32.1	$(3.9)

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	49.5	47.4	49.3	47.5
Plus: effect of dilutive equity incentive instruments	2.2	—	2.3	—
Diluted weighted average number of common shares outstanding for all classes of common shares	51.7	47.4	51.6	47.5

Earnings (loss) per share
Basic	$0.14	$(0.16)	$0.65	$(0.08)
Diluted	$0.13	$(0.16)	$0.62	$(0.08)

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30	$0.60	$0.60

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Note 15. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees; and (2) to increase shareholder value. The Omnibus Plan provides for an aggregate 10,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of June 30, 2017, there were 2,110,539 shares available for issuance under the Omnibus Plan.

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

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $3.7 million and $9.7 million for the three and six months ended June 30, 2017, respectively, and $3.0 million and $8.2 million for the three and six months ended June 30, 2016, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of June 30, 2017, was estimated to be $23.9 million. Estimated future compensation expense is $6.9 million for 2017, $10.0 million for 2018, $6.1 million for 2019 and $0.9 million for 2020.

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

There were no stock options granted, and no compensation expense was recognized related to stock options for the three and six months ended June 30, 2017 and 2016. There is no future compensation expense for stock options as of June 30, 2017.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the six months ended June 30, 2017:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2016	1,702,866	$23.00	3.3	$12.3
Granted	—	—
Exercised	(151,924)	16.19
Canceled/forfeited/expired	(12,392)	31.67
Outstanding and exercisable at June 30, 2017	1,538,550	$23.60	2.8	$7.1

The intrinsic value of options outstanding and exercisable at June 30, 2017, and December 31, 2016, was based on the fair value of the stock price. All outstanding options are vested as of June 30, 2017.

The following table is a summary of the stock option exercises and vesting activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total intrinsic value of stock options exercised	$1.0	$0.8	$1.7	$0.8
Cash received from stock option exercises	1.1	1.7	2.4	1.7
Total grant date fair value of stock options vested	—	—	—	0.3

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of RS and RSU award activity for the six months ended June 30, 2017:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2016	2,485,389	$15.89	1.5	235,886	$11.04	1.8
Granted	662,884	26.88		71,438	26.88
Vested	(612,395)	23.44		(10,529)	23.45
Forfeited	(26,560)	15.72		—	—
Nonvested at June 30, 2017	2,509,318	$16.96	1.7	296,795	$14.41	1.7

In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs was $3.7 million and $8.8 million for the three and six months ended June 30, 2017, and $3.0 million and $7.4 million for the three and six months ended June 30, 2016, respectively. Total future compensation expense for all RS and RSUs granted as of June 30, 2017, is approximately $23.9 million. Estimated future compensation expense is $6.9 million for 2017, $10.0 million for 2018, $6.1 million for 2019 and $0.9 million for 2020.

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the six months ended June 30, 2017:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	249,739	$16.98
Granted	34,656	26.88
Dividend equivalents granted	5,829	24.11
Settled	(99,894)	18.65
Outstanding at June 30, 2017	190,330	$18.11

Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents, and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. No compensation expense was recorded for DSUs during the three months ended June 30, 2017 and 2016. There was $0.9 million and $0.8 million of compensation expense recorded for DSUs during the six months ended June 30, 2017 and 2016, respectively. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Other information

Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company intends to use treasury shares of its class A common stock to meet the stock requirements of its awards in the future.

Note 16. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
June 30, 2017		38.1	1.9	40.0
December 31, 2016		37.2	2.8	40.0

Class B stock ($0.025 par value)	80.0
June 30, 2017		14.0	1.0	15.0
December 31, 2016		14.2	0.8	15.0

Class C stock ($0.025 par value)	20.0
June 30, 2017		—	0.5	0.5
December 31, 2016		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at June 30, 2017, and December 31, 2016. The Company has no present plans to issue any preferred stock.

On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. There were no share repurchases during the three and six months ended June 30, 2017. As of June 30, 2017, there were $82.9 million of authorized repurchases remaining under the program.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The dividend activity related to the then outstanding shares for the six months ended June 30, 2017 and 2016, was as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2017
Q2 Dividend	May 1, 2017	May 22, 2017	June 2, 2017	$0.30
Q1 Dividend	February 17, 2017	February 27, 2017	March 10, 2017	0.30
2016
Q2 Dividend	May 3, 2016	June 6, 2016	June 17, 2016	$0.30
Q1 Dividend	February 19, 2016	March 7, 2016	March 18, 2016	0.30

Activity impacting shareholders' equity for the six months ended June 30, 2017, was as follows:

Shareholders' Equity
Balance at December 31, 2016	$441.5
Net earnings	32.1
Translation adjustments	11.4
Interest rate swap adjustments, net of tax	(0.4)
Cash dividends declared	(32.0)
Stock-based compensation	9.7
Sale of stock for options exercised	2.4
Equity awards redeemed to pay employees' tax obligations	(5.9)
Balance at June 30, 2017	$458.8

Note 17. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2017, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2016	$(130.8)	$—	$(21.8)	$(152.6)
Other comprehensive income (loss) before reclassifications	11.4	(0.4)	—	11.0
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	—	—	—
Net other comprehensive income (loss)	11.4	(0.4)	—	11.0
Balance at June 30, 2017	$(119.4)	$(0.4)	$(21.8)	$(141.6)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2016, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2015	$(126.9)	$—	$(25.6)	$(152.5)
Other comprehensive income before reclassifications	7.1	—	—	7.1
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—	—
Net other comprehensive income	7.1	—	—	7.1
Balance at June 30, 2016	$(119.8)	$—	$(25.6)	$(145.4)

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

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Company's Senior Unsecured Notes indenture represent less than 2.0% of total consolidated assets as of June 30, 2017, and less than 2.0% of total consolidated net sales for the three and six months ended June 30, 2017.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the three and six months ended June 30, 2017 and 2016:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended June 30, 2017
United States Print and Related Services	$733.1	$139.2	$40.7	$2.8
International	86.3	4.6	3.3	1.8
Total operating segments	819.4	143.8	44.0	4.6
Corporate	—	—	(11.3)	0.7
Total	$819.4	$143.8	$32.7	$5.3

Three months ended June 30, 2016
United States Print and Related Services	$786.2	$140.7	$29.5	$4.3
International	101.2	4.2	(1.4)	1.7
Total operating segments	887.4	144.9	28.1	6.0
Corporate	—	—	(14.8)	1.4
Total	$887.4	$144.9	$13.3	$7.4

Six months ended June 30, 2017
United States Print and Related Services	$1,496.2	$278.3	$103.2	$9.9
International	177.5	9.8	8.1	2.8
Total operating segments	1,673.7	288.1	111.3	12.7
Corporate	—	—	(25.0)	1.8
Total	$1,673.7	$288.1	$86.3	$14.5

Six months ended June 30, 2016
United States Print and Related Services	$1,596.5	$280.9	$56.0	$31.6
International	188.2	9.2	2.0	2.0
Total operating segments	1,784.7	290.1	58.0	33.6
Corporate	—	—	(31.7)	2.7
Total	$1,784.7	$290.1	$26.3	$36.3

Restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2017 and 2016, are further described in Note 2, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income (loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income to earnings (loss) before income taxes and equity in loss of unconsolidated entity as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income	$32.7	$13.3	$86.3	$26.3
Less: interest expense	17.6	18.6	35.8	39.3
Less: loss (gain) on debt extinguishment	—	—	2.6	(14.1)
Earnings (loss) before income taxes and equity in loss of unconsolidated entity	$15.1	$(5.3)	$47.9	$1.1

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

The following condensed consolidating financial information reflects the summarized financial information of Quad/Graphics, the Company's Guarantor Subsidiaries on a combined basis and the Company's non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$385.2	$562.2	$101.2	$(85.4)	$963.2
Cost of sales	284.0	484.3	80.3	(83.6)	765.0
Selling, general and administrative expenses	64.6	29.7	9.2	(1.8)	101.7
Depreciation and amortization	27.4	25.7	5.4	—	58.5
Restructuring, impairment and transaction-related charges	6.5	(3.1)	1.9	—	5.3
Total operating expenses	382.5	536.6	96.8	(85.4)	930.5
Operating income (loss)	$2.7	$25.6	$4.4	$—	$32.7
Interest expense (income)	17.2	(0.6)	1.0	—	17.6
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(14.5)	26.2	3.4	—	15.1
Income tax expense (benefit)	(3.9)	6.4	5.8	—	8.3
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(10.6)	19.8	(2.4)	—	6.8
Equity in (earnings) loss of consolidated entities	(17.3)	(0.7)	—	18.0	—
Equity in loss of unconsolidated entity	—	—	0.1	—	0.1
Net earnings (loss)	$6.7	$20.5	$(2.5)	$(18.0)	$6.7

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$6.7	$20.5	$(2.5)	$(18.0)	$6.7
Other comprehensive income (loss), net of tax	2.9	(0.6)	3.5	(2.9)	2.9
Total comprehensive income (loss)	$9.6	$19.9	$1.0	$(20.9)	$9.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$420.5	$584.7	$119.5	$(92.4)	$1,032.3
Cost of sales	315.0	502.1	96.3	(92.4)	821.0
Selling, general and administrative expenses	69.5	30.6	12.9	—	113.0
Depreciation and amortization	44.3	24.6	8.7	—	77.6
Restructuring, impairment and transaction-related charges	7.5	(1.6)	1.5	—	7.4
Total operating expenses	436.3	555.7	119.4	(92.4)	1,019.0
Operating income (loss)	$(15.8)	$29.0	$0.1	$—	$13.3
Interest expense (income)	18.9	(1.3)	1.0	—	18.6
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(34.7)	30.3	(0.9)	—	(5.3)
Income tax expense (benefit)	(2.3)	3.0	0.3	—	1.0
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(32.4)	27.3	(1.2)	—	(6.3)
Equity in (earnings) loss of consolidated entities	(24.7)	(1.8)	—	26.5	—
Equity in loss of unconsolidated entity	—	—	1.4	—	1.4
Net earnings (loss)	$(7.7)	$29.1	$(2.6)	$(26.5)	$(7.7)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(7.7)	$29.1	$(2.6)	$(26.5)	$(7.7)
Other comprehensive income (loss), net of tax	(1.3)	(0.2)	(1.0)	1.2	(1.3)
Total comprehensive income (loss)	$(9.0)	$28.9	$(3.6)	$(25.3)	$(9.0)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$807.5	$1,125.6	$202.6	$(173.9)	$1,961.8
Cost of sales	587.1	967.9	162.0	(170.9)	1,546.1
Selling, general and administrative expenses	124.8	58.8	17.1	(3.0)	197.7
Depreciation and amortization	54.9	51.6	10.7	—	117.2
Restructuring, impairment and transaction-related charges	17.9	(6.1)	2.7	—	14.5
Total operating expenses	784.7	1,072.2	192.5	(173.9)	1,875.5
Operating income (loss)	$22.8	$53.4	$10.1	$—	$86.3
Interest expense (income)	34.5	(0.6)	1.9	—	35.8
Loss (gain) on debt extinguishment	2.6	—	—	—	2.6
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(14.3)	54.0	8.2	—	47.9
Income tax expense (benefit)	(6.7)	20.2	1.5	—	15.0
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(7.6)	33.8	6.7	—	32.9
Equity in (earnings) loss of consolidated entities	(39.7)	(1.2)	—	40.9	—
Equity in loss of unconsolidated entity	—	—	0.8	—	0.8
Net earnings (loss)	$32.1	$35.0	$5.9	$(40.9)	$32.1

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$32.1	$35.0	$5.9	$(40.9)	$32.1
Other comprehensive income (loss), net of tax	11.0	(0.2)	10.9	(10.7)	11.0
Total comprehensive income (loss)	$43.1	$34.8	$16.8	$(51.6)	$43.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$859.0	$1,172.6	$224.5	$(181.3)	$2,074.8
Cost of sales	623.9	1,003.3	178.6	(181.3)	1,624.5
Selling, general and administrative expenses	138.8	69.3	23.9	—	232.0
Depreciation and amortization	89.7	49.8	16.2	—	155.7
Restructuring, impairment and transaction-related charges	18.9	15.3	2.1	—	36.3
Total operating expenses	871.3	1,137.7	220.8	(181.3)	2,048.5
Operating income (loss)	$(12.3)	$34.9	$3.7	$—	$26.3
Interest expense (income)	39.7	(2.4)	2.0	—	39.3
Loss (gain) on debt extinguishment	(14.1)	—	—	—	(14.1)
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(37.9)	37.3	1.7	—	1.1
Income tax expense (benefit)	5.8	(3.3)	0.2	—	2.7
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(43.7)	40.6	1.5	—	(1.6)
Equity in (earnings) loss of consolidated entities	(39.8)	(3.3)	—	43.1	—
Equity in loss of unconsolidated entity	—	—	2.3	—	2.3
Net earnings (loss)	$(3.9)	$43.9	$(0.8)	$(43.1)	$(3.9)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(3.9)	$43.9	$(0.8)	$(43.1)	$(3.9)
Other comprehensive income (loss), net of tax	7.1	(1.3)	5.6	(4.3)	7.1
Total comprehensive income (loss)	$3.2	$42.6	$4.8	$(47.4)	$3.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of June 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$0.7	$1.3	$6.7	$—	$8.7
Receivables, less allowances for doubtful accounts	380.8	46.2	81.6	—	508.6
Intercompany receivables	—	765.2	—	(765.2)	—
Inventories	96.0	129.1	39.3	—	264.4
Other current assets	30.2	5.1	8.4	—	43.7
Total current assets	507.7	946.9	136.0	(765.2)	825.4

Property, plant and equipment—net	741.2	556.1	160.8	—	1,458.1
Investment in consolidated entities	1,341.3	10.5	—	(1,351.8)	—
Intangible assets—net	9.5	30.5	12.0	—	52.0
Intercompany loan receivable	106.9	0.4	—	(107.3)	—
Other long-term assets	52.9	10.9	32.5	—	96.3
Total assets	$2,759.5	$1,555.3	$341.3	$(2,224.3)	$2,431.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$162.1	$83.9	$53.0	$—	$299.0
Intercompany accounts payable	753.7	—	11.5	(765.2)	—
Short-term debt and current portion of long-term debt and capital lease obligations	67.2	1.9	6.2	—	75.3
Other current liabilities	193.4	74.2	29.8	—	297.4
Total current liabilities	1,176.4	160.0	100.5	(765.2)	671.7

Long-term debt and capital lease obligations	987.3	1.9	13.3	—	1,002.5
Intercompany loan payable	—	40.4	66.9	(107.3)	—
Other long-term liabilities	137.0	146.9	14.9	—	298.8
Total liabilities	2,300.7	349.2	195.6	(872.5)	1,973.0

Total shareholders' equity	458.8	1,206.1	145.7	(1,351.8)	458.8
Total liabilities and shareholders' equity	$2,759.5	$1,555.3	$341.3	$(2,224.3)	$2,431.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$68.8	$31.8	$11.6	$—	$112.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11.4)	(27.2)	(4.2)	—	(42.8)
Intercompany investing activities	(6.7)	(31.4)	0.9	37.2	—
Other investing activities	(5.0)	31.8	3.1	—	29.9
Net cash from (used in) investing activities	(23.1)	(26.8)	(0.2)	37.2	(12.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	375.0	—	—	—	375.0
Payments of long-term debt and capital lease obligations	(409.8)	(1.6)	(2.0)	—	(413.4)
Borrowings on revolving credit facilities	266.9	—	3.7	—	270.6
Payments on revolving credit facilities	(279.4)	—	(8.0)	—	(287.4)
Payment of cash dividends	(31.7)	—	—	—	(31.7)
Intercompany financing activities	41.9	0.1	(4.8)	(37.2)	—
Other financing activities	(8.2)	(4.1)	—	—	(12.3)
Net cash from (used in) financing activities	(45.3)	(5.6)	(11.1)	(37.2)	(99.2)

Effect of exchange rates on cash and cash equivalents	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	0.4	(0.6)	(0.1)	—	(0.3)
Cash and cash equivalents at beginning of period	0.3	1.9	6.8	—	9.0
Cash and cash equivalents at end of period	$0.7	$1.3	$6.7	$—	$8.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from operating activities	$138.6	$79.7	$1.3	$—	$219.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18.8)	(12.3)	(9.5)	—	(40.6)
Acquisition related investing activities	(0.9)	—	—	—	(0.9)
Intercompany investing activities	(0.8)	(71.7)	25.3	47.2	—
Other investing activities	(6.2)	5.1	2.0	—	0.9
Net cash from (used in) investing activities	(26.7)	(78.9)	17.8	47.2	(40.6)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	19.7	—	19.7
Payments of long-term debt and capital lease obligations	(149.5)	(1.7)	—	—	(151.2)
Borrowings on revolving credit facilities	449.3	—	39.0	—	488.3
Payments on revolving credit facilities	(460.1)	—	(39.0)	—	(499.1)
Purchases of treasury stock	(8.8)	—	—	—	(8.8)
Payment of cash dividends	(29.5)	—	—	—	(29.5)
Intercompany financing activities	86.8	0.1	(39.7)	(47.2)	—
Other financing activities	0.2	(0.2)	—	—	—
Net cash from (used in) financing activities	(111.6)	(1.8)	(20.0)	(47.2)	(180.6)

Effect of exchange rates on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Net increase (decrease) in cash and cash equivalents	0.3	(1.0)	(1.4)	—	(2.1)
Cash and cash equivalents at beginning of period	2.3	2.8	5.7	—	10.8
Cash and cash equivalents at end of period	$2.6	$1.8	$4.3	$—	$8.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
(In millions, except share and per share data and unless otherwise indicated)

Note 20. New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2017-09 "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"), which clarifies the types of changes to terms or conditions for share based payment awards that would require an entity to apply the modification accounting guidance. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. This new guidance will require a prospective adoption approach. The Company believes the adoption of ASU 2017-09 will not have a material impact on the condensed consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update 2017-07 "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that an employer disaggregate the service cost component from net benefit cost and provides guidance on how to present the service costs and other components of net benefit costs in the income statement. Under the new standard, an entity must report the service cost component in the same line item as other compensation costs. The other components of net benefit cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. This new guidance will require a retrospective adoption approach for the classification of components of net periodic benefit cost in the income statement. The Company is evaluating the impact of the adoption of ASU 2017-07 on the condensed consolidated financial statements.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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

The Company has established a cross-functional implementation team to evaluate the impact of ASU 2014-09 on the consolidated financial statements. The Company has identified and is in the process of implementing changes to its systems, processes and internal controls to meet the standard's reporting and disclosure requirements. The Company continues to assess all potential impacts of the standard. Currently, the Company believes there is a potential impact related to the timing of revenue recognition, because contracts with customers may qualify for over-time revenue recognition, rather than point-in-time revenue recognition, which is the Company's current policy. As of June 30, 2017, the Company's final assessment of the timing of revenue recognition within its United States Print and Related Services segment is nearing completion while the evaluation for the International segment is ongoing. If the Company determines some contracts qualify for revenue recognition over-time, the impact on the date of adoption could be significant to the condensed consolidated financial statements and the Company's systems, processes and internal controls. However, many of the Company's systems already have key functionality to enable the preparation of revenue under an over-time recognition model. The Company currently anticipates applying the modified retrospective approach when adopting this guidance and remains on schedule for implementation in the first quarter of 2018.

Note 21. Subsequent Events

Declaration of Quarterly Dividend

On August 1, 2017, the Company declared a quarterly dividend of $0.30 per share, which will be paid on September 1, 2017, to shareholders of record as of August 21, 2017.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016, including the notes thereto, included in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2016, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the SEC on February 22, 2017.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the three months ended June 30, 2017, to the three months ended June 30, 2016; and (2) the six months ended June 30, 2017, to the six months ended June 30, 2016. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

•United States Print and Related Services
•International
•Corporate

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including marketing strategy, media planning and placement, data insights, segmentation and response analytics services, creative services, videography, photography, workflow solutions, digital imaging, facilities management services, digital publishing, interactive print solutions including image recognition and near field communication technology, mailing, distribution, logistics, and data optimization and hygiene services. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 91% and 90% of the Company's consolidated net sales during the three and six months ended June 30, 2017, respectively.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 9% and 10% of the Company's consolidated net sales during the three and six months ended June 30, 2017, respectively.

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

The Company continues to remain disciplined with its debt leverage. The Company's consolidated debt and capital leases decreased by $53 million during the six months ended June 30, 2017, primarily due to cash provided by operating activities. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $662 million and has reduced the obligations for pension, postretirement and MEPPs by $413 million, for a total obligation reduction since July of 2010 of over $1 billion.

The Company makes continuous progress on integrating and streamlining all aspects of its business, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® systems to streamline workflows and improve data visibility across the consolidated platform, and cost reductions through Lean Manufacturing and Continuous Improvement initiatives, both on the production floor and with administrative support, in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees. The Company continues to focus on proactively aligning its cost structure to the realities of the top-line pressures it faces in the printing industry through sustainable continuous improvement programs. Restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 37 plant closures and have reduced headcount by approximately 11,600 employees through June 30, 2017.

Integrated distribution with the postal service is an important component of the Company's business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The United States Postal Service ("USPS") continues to experience financial problems. In 2006, the Postal Accountability and Enhancement Act ("PAEA"), created the predictable postal price setting process we have today that is tied directly to the Consumer Price Index for All Urban Consumers ("CPI-U"). PAEA requires the Postal Regulatory Commission ("PRC") to review the price setting process after ten years. The PRC initiated this review in December 2016. They are expected to announce their findings later this year and propose changes if they determine that the current process does not meet the requirements of the law. The Company has invested significantly in its mail preparation and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mailstreams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients' products to maximize efficiency, to enable on-time and consistent delivery and to partially reduce these costs; however, the net impact of increasing postal costs may create a decrease in client demand for print and mail products.

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

Results of Operations for the Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

Summary Results

The Company's operating income, operating margin, net earnings (loss) (computed using a 40% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the three months ended June 30, 2017, changed from the three months ended June 30, 2016, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the Three Months Ended June 30, 2016	$13.3	1.3%	$(7.7)	$(0.16)
2017 restructuring, impairment and transaction-related charges(1)	(5.3)	(0.6)%	(3.2)	(0.06)
2016 restructuring, impairment and transaction-related charges(2)	7.4	0.7%	4.4	0.09
Interest expense(3)	N/A	N/A	0.6	0.01
Income taxes(4)	N/A	N/A	0.9	0.02
Investment in unconsolidated entity, net of tax(5)	N/A	N/A	1.3	0.03
Operating income(6)	17.3	2.0%	10.4	0.20
For the Three Months Ended June 30, 2017	$32.7	3.4%	$6.7	$0.13
______________________________

(1)	Restructuring, impairment and transaction-related charges of $5.3 million ($3.2 million, net of tax) incurred during the three months ended June 30, 2017, included the following:

a.	$3.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$0.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations;

c.	$0.4 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and

d.
$1.6 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $3.4 million gain from the sale of the Atglen, Pennsylvania; Dickson, Tennessee; and Lenexa, Kansas plants.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $7.4 million ($4.4 million, net of tax) incurred during the three months ended June 30, 2016, included the following:

a.	$1.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.	$0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations;

c.	$0.9 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and

d.	$4.7 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

(3)
Interest expense decreased $1.0 million ($0.6 million, net of tax) during the three months ended June 30, 2017, to $17.6 million. This change was due to lower average debt levels in the second quarter of 2017 as compared to the second quarter of 2016.

(4)The $0.9 million decrease in income taxes as calculated in the following table is primarily due to decreased losses in foreign jurisdictions where the Company does not receive a tax benefit:

	Three Months Ended June 30,
	2017	2016	$ Change
Earnings (loss) before income taxes and equity in loss of unconsolidated entity	$15.1	$(5.3)	$20.4
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense (benefit) at 40% normalized tax rate	6.1	(2.1)	8.2

Income tax expense from the condensed consolidated statements of operations	8.3	1.0	7.3

Impact of income taxes	$(2.2)	$(3.1)	$0.9

(5)
The decrease in net loss attributable to investment in unconsolidated entity, net of tax, of $1.3 million during the three months ended June 30, 2017, was related to a decrease in losses at the Company's investment in Plural, the Company's Brazilian joint venture.

(6)
Operating income, excluding restructuring, impairment and transaction-related charges, increased $17.3 million ($10.4 million, net of tax) primarily due to the following: (1) a $19.1 million decrease in depreciation and amortization expense; (2) a $5.0 million gain from a property insurance claim; and (3) savings from cost reduction initiatives. These impacts were partially offset by lower print volume and pricing due to ongoing industry pressures.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended June 30,
	2017		2016
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$819.4	85.1%	$887.4	86.0%	$(68.0)	(7.7)%
Services	143.8	14.9%	144.9	14.0%	(1.1)	(0.8)%
Total net sales	963.2	100.0%	1,032.3	100.0%	(69.1)	(6.7)%
Cost of sales:
Products	663.4	68.9%	721.1	69.9%	(57.7)	(8.0)%
Services	101.6	10.5%	99.9	9.7%	1.7	1.7%
Total cost of sales	765.0	79.4%	821.0	79.6%	(56.0)	(6.8)%
Selling, general & administrative expenses	101.7	10.6%	113.0	10.9%	(11.3)	(10.0)%
Depreciation and amortization	58.5	6.1%	77.6	7.5%	(19.1)	(24.6)%
Restructuring, impairment and transaction-related charges	5.3	0.5%	7.4	0.7%	(2.1)	(28.4)%
Total operating expenses	930.5	96.6%	1,019.0	98.7%	(88.5)	(8.7)%
Operating income	$32.7	3.4%	$13.3	1.3%	$19.4	145.9%

Net Sales

Product sales decreased $68.0 million, or 7.7%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the following: (1) a $48.6 million decrease in product sales in the Company's core print and specialty print product lines due to ongoing industry volume and pricing pressures; (2) a $17.3 million decrease in pass-through paper sales; and (3) $2.1 million in negative foreign exchange impacts.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $1.1 million, or 0.8%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to $2.8 million in decreased logistics sales resulting from lower print shipment volume and lower fuel prices, partially offset by a $1.0 million increase in QuadMed medical services and a $0.7 million increase in sales of premedia services.

Cost of Sales

Cost of product sales decreased $57.7 million, or 8.0%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to lower print and paper volume and cost reduction initiatives.

Cost of product sales as a percentage of total net sales decreased to 68.9% for the three months ended June 30, 2017, compared to 69.9% for the three months ended June 30, 2016, primarily due to the reasons provided above.

Cost of service sales increased $1.7 million, or 1.7%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to higher QuadMed medical service sales.

Cost of service sales as a percentage of total net sales increased to 10.5% for the three months ended June 30, 2017, compared to 9.7% for the three months ended June 30, 2016, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.3 million, or 10.0%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the following: (1) a $5.0 million gain from a property insurance claim; (2) a $3.0 million increase from foreign currency gains; and (3) savings from cost reduction initiatives, including lower employee-related expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 10.6% for the three months ended June 30, 2017, from 10.9% for the three months ended June 30, 2016, primarily due to the reasons stated above.

Depreciation and Amortization

Depreciation and amortization decreased $19.1 million, or 24.6%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to a $16.7 million decrease in amortization expense primarily related to customer relationship intangibles becoming fully amortized in the second quarter of 2016 and a $2.4 million decrease in depreciation expense primarily related to property, plant and equipment becoming fully depreciated over the past year.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $2.1 million, or 28.4%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a $3.1 million decrease in other restructuring costs and a $0.5 million decrease in transaction-related charges, partially offset by a $1.3 million increase in employee termination charges and a $0.2 million increase in impairment charges.

Restructuring, impairment and transaction-related charges of $5.3 million incurred in the three months ended June 30, 2017, included the following: (1) $3.0 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; (3) $0.4 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and (4) $1.6 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $3.4 million gain from the sale of the Atglen, Pennsylvania; Dickson, Tennessee; and Lenexa, Kansas plants.

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

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, were as follows:

	Three Months Ended June 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$91.1	9.5%	$89.5	8.7%

EBITDA increased $1.6 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the following: (1) a $5.0 million gain from a property insurance claim; (2) $2.1 million of decreased restructuring, impairment and transaction-related charges; and (3) savings from cost reduction initiatives, partially offset by lower print volume and pricing due to ongoing industry pressures.

EBITDA is defined as net earnings (loss) excluding (1) interest expense, (2) income tax expense (benefit) and (3) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance. Both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings (loss) for the three months ended June 30, 2017 and 2016, was as follows:

	Three Months Ended June 30,
	2017	2016
	(dollars in millions)
Net earnings (loss) (1)	$6.7	$(7.7)
Interest expense	17.6	18.6
Income tax expense	8.3	1.0
Depreciation and amortization	58.5	77.6
EBITDA	$91.1	$89.5
______________________________

(1)	Net earnings (loss) included the following:

a.	Restructuring, impairment and transaction-related charges of $5.3 million and $7.4 million for the three months ended June 30, 2017 and 2016, respectively;

b.	Equity in loss of unconsolidated entity of $0.1 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended June 30,
	2017	2016
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$733.1	$786.2	$(53.1)	(6.8)%
Services	139.2	140.7	(1.5)	(1.1)%
Operating income (including restructuring, impairment and transaction-related charges)	40.7	29.5	11.2	38.0%
Operating margin	4.7%	3.2%	N/A	N/A
Restructuring, impairment and transaction-related charges	$2.8	$4.3	$(1.5)	(34.9)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $53.1 million, or 6.8%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a $40.8 million decrease in product sales in the Company's core print and specialty print product lines (predominantly due to ongoing industry volume and pricing pressures from excess capacity in the printing industry) and a $12.3 million decrease in pass-through paper sales.

Service sales for the United States Print and Related Services segment decreased $1.5 million, or 1.1%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a $3.2 million decrease in logistics sales resulting from lower print shipment volume and lower fuel prices, partially offset by a $1.0 million increase in QuadMed medical services and a $0.7 million increase in sales of premedia services.

Operating Income

Operating income for the United States Print and Related Services segment increased $11.2 million, or 38.0%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the following: (1) a $17.1 million decrease in depreciation and amortization; (2) a $5.0 million gain from a property insurance claim; and (3) savings from cost reduction initiatives. These impacts were partially offset by lower print volume and pricing due to ongoing industry pressures.

Operating margin for the United States Print and Related Services segment increased to 4.7% for the three months ended June 30, 2017, from 3.2% for the three months ended June 30, 2016, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended June 30, 2017, were $2.8 million, consisting of the following: (1) $1.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.2 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; and (3) $1.0 million of various other restructuring charges to maintain and exit closed facilities, net of a $3.4 million gain from the sale of the Atglen, Pennsylvania; Dickson, Tennessee; and Lenexa, Kansas plants.

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

International

The following table summarizes net sales, operating income (loss), operating margin, certain items impacting comparability and equity in loss of unconsolidated entity within the International segment:

	Three Months Ended June 30,
	2017	2016
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$86.3	$101.2	$(14.9)	(14.7)%
Services	4.6	4.2	0.4	9.5%
Operating income (loss) (including restructuring, impairment and transaction-related charges)	3.3	(1.4)	4.7	nm
Operating margin	3.6%	(1.3)%	N/A	N/A
Restructuring, impairment and transaction-related charges (income)	$1.8	$1.7	$0.1	5.9%
Equity in loss of unconsolidated entity	0.1	1.4	(1.3)	(92.9)%

Net Sales

Product sales for the International segment decreased $14.9 million, or 14.7%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the following: (1) a $7.8 million decrease in volume and pricing, primarily in Peru and Europe; (2) a $5.0 million decrease in pass-through paper sales; and (3) $2.1 million in negative foreign exchange impacts, primarily in Europe and Argentina.

Service sales for the International segment increased $0.4 million, or 9.5%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to an increase in logistics sales in Europe.

Operating Income (Loss)

Operating income for the International segment increased $4.7 million for the three months ended June 30, 2017, compared to the operating loss for the three months ended June 30, 2016, primarily due to a $2.6 million increase in operating income (predominantly from foreign currency gains in Europe) and a $2.1 million decrease in depreciation and amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the three months ended June 30, 2017, were $1.8 million, consisting of the following: (1) $1.4 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; and (3) $0.3 million of various other restructuring charges to maintain and exit closed facilities.

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

Equity in Loss of Unconsolidated Entity

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in loss of unconsolidated entity in the International segment decreased $1.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a decrease in losses from the Company's investment in Plural.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the three months ended June 30, 2017.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended June 30,
	2017	2016
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$11.3	$14.8	$(3.5)	(23.6)%
Restructuring, impairment and transaction-related charges	0.7	1.4	(0.7)	(50.0)%

Operating Expenses

Corporate operating expenses decreased $3.5 million, or 23.6%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a $3.4 million decrease in incentive compensation expense and a $0.7 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the three months ended June 30, 2017, were $0.7 million, including $0.4 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities and $0.3 million of other restructuring charges.

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

Results of Operations for the Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

Summary Results

The Company's operating income, operating margin, net earnings (loss) (computed using a 40% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the six months ended June 30, 2017, changed from the six months ended June 30, 2016, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the six months ended June 30, 2016	$26.3	1.3%	$(3.9)	$(0.08)
2017 restructuring, impairment and transaction-related charges (1)	(14.5)	(0.7)%	(8.7)	(0.17)
2016 restructuring, impairment and transaction-related charges (2)	36.3	1.7%	21.8	0.46
Interest expense (3)	N/A	N/A	2.1	0.04
2017 loss on debt extinguishment (4)	N/A	N/A	(1.6)	(0.03)
2016 gain on debt extinguishment (5)	N/A	N/A	(8.5)	(0.18)
Income taxes (6)	N/A	N/A	6.4	0.12
Investment in unconsolidated entity, net of tax (7)	N/A	N/A	1.5	0.03
Operating income (8)	38.2	2.1%	23.0	0.43
For the six months ended June 30, 2017	$86.3	4.4%	$32.1	$0.62
______________________________

(1)	Restructuring, impairment and transaction-related charges of $14.5 million ($8.7 million, net of tax) incurred during the six months ended June 30, 2017, included the following:

a.	$5.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

b.
$0.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities;

c.	$1.2 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and

d.
$6.7 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $7.1 million gain from the sale of the Atglen, Pennsylvania; Dickson, Tennessee; East Greenville, Pennsylvania; Lenexa, Kansas; and Marengo, Iowa plants.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $36.3 million ($21.8 million, net of tax) incurred during the six months ended June 30, 2016, included the following:

a.	$6.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs;

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

(3)
Interest expense decreased $3.5 million ($2.1 million, net of tax) during the six months ended June 30, 2017, to $35.8 million. This change was due to lower average debt levels in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

(4)
A $2.6 million loss on debt extinguishment ($1.6 million, net of tax) was recognized during the six months ended June 30, 2017, from the refinancing of the Senior Secured Credit Facility, completed on February 10, 2017.

(5)
A $14.1 million gain on debt extinguishment ($8.5 million, net of tax) was recognized during the six months ended June 30, 2016, primarily from the repurchase of $56.5 million aggregate principal amount of Senior Unsecured Notes.

(6)
The $6.4 million decrease in income taxes as calculated in the following table is primarily due to the following: (1) a $2.8 million reduction in the Company's liability for unrecognized tax benefits and related interest expense; (2) a $2.7 million tax benefit on equity award activity; and (3) decreased losses in foreign jurisdictions where the Company does not receive a tax benefit:

	Six Months Ended June 30,
	2017	2016	$ Change
Earnings before income taxes and equity in loss of unconsolidated entity	$47.9	$1.1	$46.8
40% normalized tax rate	40.0%	40.0%	40.0%
Income tax expense at 40% normalized tax rate	19.1	0.4	18.7

Income tax expense from the condensed consolidated statements of operations	15.0	2.7	12.3

Impact of income taxes	$4.1	$(2.3)	$6.4

(7)
The decrease in net loss attributable to investment in unconsolidated entity, net of tax, of $1.5 million during the six months ended June 30, 2017, was related to a decrease in losses at the Company's investment in Plural, the Company's Brazilian joint venture.

(8)
Operating income, excluding restructuring, impairment and transaction-related charges, increased $38.2 million ($23.0 million, net of tax) during the six months ended June 30, 2017, primarily due to the following: (1) a $38.5 million decrease in depreciation and amortization expense; (2) a $17.4 million vacation reserve reduction from an employee vacation policy change; (3) $6.3 million in lower legal expenses; (4) a $5.0 million gain from a property insurance claim; and (5) savings from cost reduction initiatives. These impacts were partially offset by lower print volume and pricing due to ongoing industry pressures and a $10.4 million benefit in 2016 that did not repeat in 2017 related to the collection of a previously written-off vendor receivable.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Six Months Ended June 30,
	2017		2016
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$1,673.7	85.3%	$1,784.7	86.0%	$(111.0)	(6.2)%
Services	288.1	14.7%	290.1	14.0%	(2.0)	(0.7)%
Total net sales	1,961.8	100.0%	2,074.8	100.0%	(113.0)	(5.4)%
Cost of sales:
Products	1,345.8	68.6%	1,425.1	68.7%	(79.3)	(5.6)%
Services	200.3	10.2%	199.4	9.6%	0.9	0.5%
Total cost of sales	1,546.1	78.8%	1,624.5	78.3%	(78.4)	(4.8)%
Selling, general & administrative expenses	197.7	10.1%	232.0	11.2%	(34.3)	(14.8)%
Depreciation and amortization	117.2	6.0%	155.7	7.5%	(38.5)	(24.7)%
Restructuring, impairment and transaction-related charges	14.5	0.7%	36.3	1.7%	(21.8)	(60.1)%
Total operating expenses	1,875.5	95.6%	2,048.5	98.7%	(173.0)	(8.4)%
Operating income	$86.3	4.4%	$26.3	1.3%	$60.0	228.1%

Net Sales

Product sales decreased $111.0 million, or 6.2%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the following: (1) a $76.1 million decrease in product sales in the Company's core print and specialty print product lines due to ongoing industry volume and pricing pressures; (2) a $30.3 million decrease from pass-through paper sales; and (3) $4.6 million in negative foreign exchange impacts.

Service sales, which primarily consist of imaging, logistics and distribution services, decreased $2.0 million, or 0.7%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a $3.8 million decrease in logistics sales resulting from lower print shipment volume and lower fuel prices, partially offset by a $1.0 million increase in sales of premedia services and a $0.8 million increase in QuadMed medical services.

Cost of Sales

Cost of product sales decreased $79.3 million, or 5.6%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the following: (1) lower print and paper volume; (2) a $7.7 million vacation reserve reduction from an employee vacation policy change; and (3) cost reduction initiatives. These reductions were partially offset by a $10.4 million benefit in 2016 that did not repeat in 2017 related to the collection of a previously written-off vendor receivable.

Cost of product sales as a percentage of total net sales decreased to 68.6% for the six months ended June 30, 2017, compared to 68.7% for the six months ended June 30, 2016, primarily due to the reasons provided above.

Cost of service sales increased $0.9 million, or 0.5%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to higher QuadMed medical service sales.

Cost of service sales as a percentage of total net sales increased to 10.2% for the six months ended June 30, 2017, from 9.6% for the six months ended June 30, 2016, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $34.3 million, or 14.8%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the following: (1) a $9.7 million vacation reserve reduction from an employee vacation policy change; (2) a $6.3 million decrease in legal expenses; (3) a $6.0 million increase from foreign currency gains; (4) a $5.0 million gain from a property insurance claim; and (5) savings from cost reduction initiatives, including employee-related costs. Selling, general and administrative expenses as a percentage of net sales decreased from 11.2% for the six months ended June 30, 2016, to 10.1% for the six months ended June 30, 2017, primarily due to the reasons stated above, partially offset by lower net sales.

Depreciation and Amortization

Depreciation and amortization decreased $38.5 million, or 24.7%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to a $32.3 million decrease in amortization expense primarily related to customer relationship intangibles becoming fully amortized in the second quarter of 2016 and a $6.2 million decrease in depreciation expense from property, plant and equipment becoming fully depreciated over the past year.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $21.8 million, or 60.1%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the following: (1) a $16.1 million decrease in impairment charges; (2) a $4.6 million decrease in other restructuring costs; (3) a $0.7 million decrease in employee termination charges; (4) a $0.3 million decrease in transaction-related charges; and (5) a $0.1 million decrease in acquisition-related integration costs.

Restructuring, impairment and transaction-related charges of $14.5 million incurred in the six months ended June 30, 2017, included the following: (1) $5.9 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities; (3) $1.2 million of transaction-related charges, consisting of professional service fees related to business acquisition and divestiture activities; and (4) $6.7 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $7.1 million gain from the sale of the Atglen, Pennsylvania; Dickson, Tennessee; East Greenville, Pennsylvania; Lenexa, Kansas; and Marengo, Iowa plants.

Restructuring, impairment and transaction-related charges of $36.3 million incurred in the six months ended June 30, 2016, included the following: (1) $6.6 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $16.8 million of impairment charges, including $12.1 million of impairment charges for land and building related to the Atglen, Pennsylvania plant closure and $4.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, including Atglen, Pennsylvania; Augusta, Georgia; and East Greenville, Pennsylvania, as well as other capacity reduction restructuring activities; (3) $1.5 million of transaction-related charges consisting of professional service fees related to business acquisition and divestiture activities; (4) $0.1 million of acquisition-related integration costs; and (5) $11.3 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, were as follows:

	Six Months Ended June 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin	$200.1	10.2%	$193.8	9.3%

EBITDA increased $6.3 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the following: (1) $21.8 million of decreased restructuring, impairment and transaction-related charges; (2) a $17.4 million vacation reserve reduction from an employee vacation policy change; (3) $6.3 million in lower legal expenses; (4) a $6.0 million increase from foreign currency gains; (5) a $5.0 million gain from a property insurance claim; and (6) savings from cost reduction initiatives. These impacts were partially offset by lower print volume and pricing due to ongoing industry pressures and a $10.4 million benefit in 2016 that did not repeat in 2017 related to the collection of a previously written-off vendor receivable.

EBITDA is defined as net earnings (loss) excluding (1) interest expense, (2) income tax expense (benefit) and (3) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad/Graphics' performance. Both are important measures by which Quad/Graphics gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are not measures of financial performance in accordance with GAAP. EBITDA and EBITDA margin should not be considered alternatives to net earnings (loss) as a measure of operating performance or to cash flows provided by operating activities as a measure of liquidity. Quad/Graphics' calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies and therefore comparability may be limited. A reconciliation of EBITDA to net earnings (loss) for the six months ended June 30, 2017 and 2016, was as follows:

	Six Months Ended June 30,
	2017	2016
	(dollars in millions)
Net earnings (loss) (1)	$32.1	$(3.9)
Interest expense	35.8	39.3
Income tax expense	15.0	2.7
Depreciation and amortization	117.2	155.7
EBITDA	$200.1	$193.8
______________________________

(1)	Net earnings (loss) included the following:

a.	Restructuring, impairment and transaction-related charges of $14.5 million and $36.3 million for the six months ended June 30, 2017 and 2016, respectively;

b.	Loss on debt extinguishment of $2.6 million for the six months ended June 30, 2017;

c.	Gain on debt extinguishment of $14.1 million for the six months ended June 30, 2016; and

d.	Equity in loss of unconsolidated entity of $0.8 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Six Months Ended June 30,
	2017	2016
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$1,496.2	$1,596.5	$(100.3)	(6.3)%
Services	278.3	280.9	(2.6)	(0.9)%
Operating income (including restructuring, impairment and transaction-related charges)	103.2	56.0	47.2	84.3%
Operating margin	5.8%	3.0%	N/A	N/A
Restructuring, impairment and transaction-related charges	$9.9	$31.6	$(21.7)	(68.7)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $100.3 million, or 6.3%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a $73.0 million decrease in product sales in the Company's core print and specialty print product lines (predominantly due to ongoing volume and pricing pressures from excess capacity in the printing industry) and a $27.3 million decrease in pass-through paper sales.

Service sales for the United States Print and Related Services segment decreased $2.6 million, or 0.9%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a $4.4 million decrease in logistic sales resulting from lower print shipment volume and lower fuel prices, partially offset by a $1.0 million increase in sales of premedia services and a $0.8 million increase in QuadMed medical services.

Operating Income

Operating income for the United States Print and Related Services segment increased $47.2 million, 84.3%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the following: (1) a $35.6 million decrease in depreciation and amortization; (2) $21.7 million in decreased restructuring, impairment and transaction-related charges; (3) a $17.4 million vacation reserve reduction due to an employee vacation policy change; (4) a $5.0 million gain from a property insurance claim; and (5) savings from cost reduction initiatives. These impacts were partially offset by lower print volume and pricing and a $10.4 million benefit in 2016 that did not repeat in 2017 related to the collection of a previously written-off vendor receivable.

Operating margin for the United States Print and Related Services segment increased to 5.8% for the six months ended June 30, 2017, compared to 3.0% for the six months ended June 30, 2016, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the six months ended June 30, 2017, were $9.9 million, consisting of the following: (1) $3.7 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities; and (3) $5.7 million of various other restructuring charges to maintain and exit closed facilities, net of a $7.1 million gain from the sale of the Atglen, Pennsylvania; Dickson, Tennessee; East Greenville, Pennsylvania; Lenexa, Kansas; and Marengo, Iowa plants.

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

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability and equity in loss of unconsolidated entity within the International segment:

	Six Months Ended June 30,
	2017	2016
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$177.5	$188.2	$(10.7)	(5.7)%
Services	9.8	9.2	0.6	6.5%
Operating income (including restructuring, impairment and transaction-related charges)	8.1	2.0	6.1	305.0%
Operating margin	4.3%	1.0%	N/A	N/A
Restructuring, impairment and transaction-related charges	$2.8	$2.0	$0.8	40.0%
Equity in loss of unconsolidated entity	0.8	2.3	(1.5)	(65.2)%

Net Sales

Product sales for the International segment decreased $10.7 million, or 5.7%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the following: (1) $4.6 million in negative foreign exchange impacts, primarily in Europe and Mexico; (2) a $3.1 million decrease in volume and pricing, primarily in Peru and Europe; and (3) a $3.0 million decrease in pass-through paper sales.

Service sales for the International segment increased $0.6 million, or 6.5%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to an increase in logistics revenue in Europe.

Operating Income

Operating income for the International segment increased $6.1 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to a $4.0 million increase in operating income, primarily in Europe and Mexico, and a $2.9 million decrease in depreciation and amortization expense, partially offset by a $0.8 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the six months ended June 30, 2017, were $2.8 million, consisting of the following: (1) $2.1 million of employee termination charges related to workforce reductions through facility consolidations and involuntary separation programs; (2) $0.2 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; and (3) $0.5 million of various other restructuring charges to maintain and exit closed facilities.

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

Equity in Loss of Unconsolidated Entity

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in loss of unconsolidated entity in the International segment decreased $1.5 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a decrease in losses from the Company's investment in Plural.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the six months ended June 30, 2017.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Six Months Ended June 30,
	2017	2016
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$25.0	$31.7	$(6.7)	(21.1)%
Restructuring, impairment and transaction-related charges	1.8	2.7	(0.9)	(33.3)%

Operating Expenses

Corporate operating expenses decreased $6.7 million, or 21.1%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a $6.0 million decrease in legal expenses, a $1.5 million decrease in incentive compensation expense and a $0.9 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the six months ended June 30, 2017, were $1.8 million, consisting of the following: (1) $0.1 million of employee termination charges related to workforce reductions through involuntary separation programs; (2) $1.2 million of transaction-related charges which primarily included professional service fees; and (3) $0.5 million of other restructuring charges.

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

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company has $682.2 million of unused capacity under its revolving credit arrangement at June 30, 2017, which is net of $36.3 million of issued letters of credit. The Company believes its expected future cash flows from operating activities and $682.2 million of unused capacity under the revolving credit arrangement provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt and pension service requirements, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. Borrowings under the $725.0 million revolving credit facility were $6.5 million as of June 30, 2017, and peak borrowings were $36.8 million during the three and six months ended June 30, 2017.

Net Cash Provided by Operating Activities

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

Net cash provided by operating activities was $112.2 million for the six months ended June 30, 2017, compared to $219.6 million for the six months ended June 30, 2016, resulting in a $107.4 million decrease in cash provided by operating activities. The decrease was due to a $107.2 million decrease in cash flows from changes in operating assets and liabilities primarily due to a $64.4 million reduction in the benefit from the Company's controllable working capital program (predominantly receivables, inventories and accounts payable) and a $63.4 million impact from the reduction in employee-related liabilities, partially offset by a reduction in cash payments for restructuring charges.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

Net cash used in investing activities was $12.9 million for the six months ended June 30, 2017, compared to $40.6 million for the six months ended June 30, 2016, resulting in a $27.7 million decrease in cash used in investing activities. The decrease was primarily due to the following: (1) an $11.0 million increase in proceeds from the sale of property, plant, and equipment; (2) a $9.9 million decrease in cost method investments; (3) an $8.1 million increase in transfers from restricted cash; and (4) $5.0 million in proceeds from a property insurance claim in 2017; partially offset by a $5.0 million loan to an unconsolidated entity in 2017 and a $2.2 million increase in purchases of property, plant and equipment.

Net Cash Used in Financing Activities

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

Net cash used in financing activities was $99.2 million for the six months ended June 30, 2017, compared to $180.6 million for the six months ended June 30, 2016, resulting in a $81.4 million decrease in cash used in financing activities. The decrease was primarily due to an $87.1 million decrease in net repayments of debt and lease obligations in 2017 as compared to 2016 and an $8.8 million decrease in treasury stock purchases. These decreases were partially offset by the following: (1) $4.6 million of increased payments of debt issuance costs and financing fees; (2) $4.5 million of increased equity awards redeemed to pay employees' tax obligations; and (3) $3.9 million of increased bankruptcy claim payments.

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

Free Cash Flow for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was as follows:

	Six Months Ended June 30,
	2017	2016
	(dollars in millions)
Net cash provided by operating activities	$112.2	$219.6
Less: purchases of property, plant and equipment	(42.8)	(40.6)
Free Cash Flow	$69.4	$179.0

Free Cash Flow decreased $109.6 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to a $107.4 million decrease in net cash provided by operating activities, and a $2.2 million increase in capital expenditures. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows.

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

The Debt Leverage Ratio at June 30, 2017, and December 31, 2016, was as follows:

	June 30, 2017		December 31, 2016
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,077.8		$1,130.8

Divided by: EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$479.8		$480.1

Debt Leverage Ratio	2.25	x	2.36	x

The calculation of EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio for the trailing twelve months ended June 30, 2017, and December 31, 2016, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Six Months Ended
	December 31, 2016 (1)	June 30, 2017	June 30, 2016	June 30, 2017
Net earnings (loss)	$44.9	$32.1	$(3.9)	$80.9
Interest expense	77.2	35.8	39.3	73.7
Income tax expense	13.0	15.0	2.7	25.3
Depreciation and amortization	277.1	117.2	155.7	238.6
EBITDA	$412.2	$200.1	$193.8	$418.5
Restructuring, impairment and transaction-related charges	80.6	14.5	36.3	58.8
Loss (gain) on debt extinguishment	(14.1)	2.6	(14.1)	2.6
Equity in loss (gain) of unconsolidated entity	1.4	0.8	2.3	(0.1)
EBITDA as adjusted for purposes of calculating the Debt Leverage Ratio	$480.1	$218.0	$218.3	$479.8
______________________________

(1)	Financial information for the year ended December 31, 2016, is included as reported in the Company's 2016 Annual Report on Form 10-K filed with the SEC on February 22, 2017.

The Debt Leverage Ratio decreased 0.11x at June 30, 2017, compared to December 31, 2016, primarily due to a $53.0 million decrease in debt and capital lease obligations. The Debt Leverage Ratio at June 30, 2017, of 2.25x is within management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities and seasonal working capital needs.

Debt Obligations

The Company completed the second amendment to its Senior Secured Credit Facility on February 10, 2017. This second amendment was completed to reduce the size of the revolving credit facility and Term Loan A and to extend the Company's debt maturity profile while maintaining the Company's current cost of borrowing and covenant structure.

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

The Senior Secured Credit Facility remains secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances. See Note 9, "Debt," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for additional information.

As of June 30, 2017, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•	Senior Secured Credit Facility:

◦	$725.0 million revolving credit facility ($6.5 million outstanding as of June 30, 2017);

◦	$375.0 million Term Loan A ($368.0 million outstanding as of June 30, 2017); and

◦	$300.0 million Term Loan B ($289.4 million outstanding as of June 30, 2017);

•	Senior Unsecured Notes ($243.5 million outstanding as of June 30, 2017); and

•	Master Note and Security Agreement ($132.8 million outstanding as of June 30, 2017).

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of June 30, 2017:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended June 30, 2017, the Company's total leverage ratio was 2.19 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2017, the Company's senior secured leverage ratio was 1.70 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended June 30, 2017, the Company's minimum interest coverage ratio was 7.10 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of June 30, 2017. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2017, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on February 22, 2017.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. The variable rate debt outstanding at June 30, 2017, is primarily comprised of $368.0 million outstanding on the Term Loan A, $289.4 million outstanding on the Term Loan B and $6.5 million outstanding on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad/Graphics' variable-rate debt, the Company entered into a $250.0 million interest rate swap during February 2017, and has classified $250.0 million of the Company's variable rate debt as fixed rate debt. Including the impact of the $250.0 million interest rate swap of variable rate to fixed rate debt, Quad/Graphics had variable rate debt outstanding of $408.5 million at a current weighted average interest rate of 3.9% and fixed rate debt and capital leases outstanding of $669.3 million at a current weighted average interest rate of 5.7% as of June 30, 2017. The Term Loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate, and thus the interest rate on the Term Loan B will not begin to fluctuate until LIBOR exceeds that percentage. At June 30, 2017, LIBOR was over 1.0%, and as a result the interest on the Term Loan B would fluctuate with a 10% increase in the market interest rate. Including the Term Loan B, a hypothetical 10% increase in the market interest rates impacting the Company's current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at June 30, 2017, by approximately $10 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company's condensed consolidated balance sheets. As of June 30, 2017, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $63.2 million. The potential decrease in net current assets as of June 30, 2017, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $6.3 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $51.4 million as of June 30, 2017, and $53.5 million as of December 31, 2016.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three and six months ended June 30, 2017, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

The Company generally cannot pass on to clients the impact of higher electric and natural gas energy prices on its manufacturing costs, and increases in energy prices result in higher manufacturing costs for certain of its operations. The Company mitigates its risk through natural gas hedges when appropriate. In its logistic operations, however, the Company is able to pass a substantial portion of any changes in fuel prices directly to its clients.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 7, "Commitments and Contingencies — Litigation," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A, "Risk Factors," of the Company's 2016 Annual Report on Form 10-K, filed with the SEC on February 22, 2017. No material changes to such risk factors occurred during the period from January 1, 2017, through June 30, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no share repurchases during the six months ended June 30, 2017. As of June 30, 2017, there were $82.9 million of authorized repurchases remaining under the program.

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

QUAD/GRAPHICS, INC.

Date:	August 2, 2017	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2017	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

QUAD/GRAPHICS, INC.

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period ended June 30, 2017

Exhibits

Exhibit Number	Exhibit Description

(3)
Amended Bylaws of Quad/Graphics, Inc., as amended through May 15, 2017, (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 15, 2017, and filed on May 18, 2017).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.