Form 10-Q
period 2018-09-30
Quad/Graphics, Inc.
filed 2018-10-31
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of October 26, 2018

Class A Common Stock	38,115,225

Class B Common Stock	13,556,858

Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended September 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales
Products	$826.7	$856.9	$2,431.2	$2,530.6
Services	202.4	148.5	580.9	436.6
Total net sales	1,029.1	1,005.4	3,012.1	2,967.2
Cost of sales
Products	683.6	679.1	2,013.2	2,024.9
Services	148.1	105.7	437.6	306.0
Total cost of sales	831.7	784.8	2,450.8	2,330.9
Operating expenses
Selling, general and administrative expenses	92.4	107.5	278.5	310.4
Depreciation and amortization	59.1	58.3	173.6	175.5
Restructuring, impairment and transaction-related charges	5.3	8.0	40.6	22.5
Total operating expenses	988.5	958.6	2,943.5	2,839.3
Operating income	40.6	46.8	68.6	127.9
Interest expense	18.3	17.8	54.0	53.6
Net pension income	(3.1)	(2.6)	(9.3)	(7.8)
Loss on debt extinguishment	—	—	—	2.6
Earnings before income taxes and equity in (earnings) loss of unconsolidated entity	25.4	31.6	23.9	79.5
Income tax expense (benefit)	3.1	11.8	(3.9)	26.8
Earnings before equity in (earnings) loss of unconsolidated entity	22.3	19.8	27.8	52.7
Equity in (earnings) loss of unconsolidated entity	(0.2)	—	(0.7)	0.8
Net earnings	22.5	19.8	28.5	51.9
Less: net loss attributable to noncontrolling interests	(0.9)	—	(0.8)	—
Net earnings attributable to Quad/Graphics common shareholders	$23.4	$19.8	$29.3	$51.9

Earnings per share attributable to Quad/Graphics common shareholders
Basic	$0.47	$0.40	$0.59	$1.05
Diluted	$0.46	$0.38	$0.57	$1.01

Dividends declared per share	$0.30	$0.30	$0.90	$0.90

Weighted average number of common shares outstanding
Basic	49.3	49.5	50.0	49.4
Diluted	51.1	51.5	51.8	51.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$22.5	$19.8	$28.5	$51.9

Other comprehensive income (loss)
Translation adjustments	0.7	3.5	(9.3)	14.9
Interest rate swap adjustments	1.0	0.3	6.1	(0.4)
Other comprehensive income (loss), before tax	1.7	3.8	(3.2)	14.5

Income tax impact related to items of other comprehensive income (loss)	(0.3)	(0.2)	(1.5)	0.1

Other comprehensive income (loss), net of tax	1.4	3.6	(4.7)	14.6

Total comprehensive income	23.9	23.4	23.8	66.5

Less: comprehensive loss attributable to noncontrolling interests	(0.9)	—	(0.8)	—

Comprehensive income attributable to Quad/Graphics common shareholders	$24.8	$23.4	$24.6	$66.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$6.3	$64.4
Receivables, less allowances for doubtful accounts of $27.7 million at September 30, 2018, and $28.9 million at December 31, 2017	553.0	552.5
Inventories	354.5	246.5
Prepaid expenses and other current assets	57.6	45.1
Total current assets	971.4	908.5

Property, plant and equipment—net	1,284.5	1,377.6
Goodwill	55.5	—
Other intangible assets—net	121.7	43.4
Equity method investment in unconsolidated entity	3.6	3.6
Other long-term assets	97.1	119.3
Total assets	$2,533.8	$2,452.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$432.0	$381.6
Accrued liabilities	282.7	316.7
Short-term debt and current portion of long-term debt	42.3	42.0
Current portion of capital lease obligations	5.1	5.6
Total current liabilities	762.1	745.9

Long-term debt	1,015.9	903.5
Capital lease obligations	11.1	13.7
Deferred income taxes	44.0	41.9
Other long-term liabilities	187.4	225.0
Total liabilities	2,020.5	1,930.0

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	857.9	861.1
Treasury stock, at cost	(56.6)	(52.8)
Accumulated deficit	(175.0)	(162.9)
Accumulated other comprehensive loss	(132.0)	(124.4)
Quad/Graphics' shareholders' equity	495.7	522.4
Noncontrolling interests	17.6	—
Total shareholders' equity and noncontrolling interests	513.3	522.4
Total liabilities and shareholders' equity	$2,533.8	$2,452.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net earnings	$28.5	$51.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	173.6	175.5
Employee stock ownership plan contribution	22.3	—
Impairment charges	16.0	1.0
Amortization of debt issuance costs and original issue discount	2.6	2.7
Loss on debt extinguishment	—	2.6
Stock-based compensation	12.3	13.0
Gain from property insurance claims	(18.3)	(5.0)
Gain on the sale or disposal of property, plant and equipment	(10.7)	(7.3)
Deferred income taxes	(0.5)	15.5
Equity in (earnings) loss of unconsolidated entity	(0.7)	0.8
Changes in operating assets and liabilities—net of acquisitions	(178.5)	(71.0)
Net cash provided by operating activities	46.6	179.7

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(85.0)	(61.6)
Proceeds from the sale of property, plant and equipment	22.3	22.9
Proceeds from property insurance claims	14.5	5.0
Loan to an unconsolidated entity	—	(5.0)
Acquisition of businesses—net of cash acquired	(71.4)	—
Net cash used in investing activities	(119.6)	(38.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	0.3	375.0
Payments of long-term debt	(27.8)	(424.3)
Payments of capital lease obligations	(4.9)	(5.9)
Borrowings on revolving credit facilities	1,830.0	525.7
Payments on revolving credit facilities	(1,691.9)	(550.4)
Payments of debt issuance costs and financing fees	—	(4.7)
Purchases of treasury stock	(36.7)	(3.8)
Proceeds from stock options exercised	4.1	2.4
Equity awards redeemed to pay employees' tax obligations	(9.0)	(5.9)
Payment of cash dividends	(47.5)	(46.5)
Other financing activities	—	(4.1)
Net cash provided by (used in) financing activities	16.6	(142.5)

Effect of exchange rates on cash and cash equivalents	(1.7)	(0.3)
Net decrease in cash and cash equivalents	(58.1)	(1.8)
Cash and cash equivalents at beginning of period	64.4	19.2
Cash and cash equivalents at end of period	$6.3	$17.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2018 and 2017. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

The effects of the adjustments to the condensed consolidated statements of operations as a result of the adoption of ASU 2017-07 for the three and nine months ended September 30, 2017, are as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Adjusted for ASU 2017-07	As Adjusted	As Previously Reported	Adjusted for ASU 2017-07	As Adjusted
Net sales	$1,005.4	$—	$1,005.4	$2,967.2	$—	$2,967.2
Cost of sales	784.8	—	784.8	2,330.9	—	2,330.9
Operating expenses
Selling, general and administrative expenses	104.9	2.6	107.5	302.6	7.8	310.4
Depreciation and amortization	58.3	—	58.3	175.5	—	175.5
Restructuring, impairment and transaction-related charges	8.0	—	8.0	22.5	—	22.5
Total operating expenses	956.0	2.6	958.6	2,831.5	7.8	2,839.3
Operating income	49.4	(2.6)	46.8	135.7	(7.8)	127.9
Interest expense	17.8	—	17.8	53.6	—	53.6
Net pension income	—	(2.6)	(2.6)	—	(7.8)	(7.8)
Loss on debt extinguishment	—	—	—	2.6	—	2.6
Earnings before income taxes and equity in (earnings) loss of unconsolidated entity	$31.6	$—	$31.6	$79.5	$—	$79.5

See Note 13, "Employee Retirement Plans," for the components of net pension income for the three and nine months ended September 30, 2018 and 2017.

Furthermore, the effects of the adjustments to the consolidated statements of operations as a result of the adoption of ASU 2017-07 for the years ended December 31, 2017 and 2016, are as follows:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Previously Reported	Adjusted for ASU 2017-07	As Adjusted	As Previously Reported	Adjusted for ASU 2017-07	As Adjusted
Net sales	$4,131.4	$—	$4,131.4	$4,329.5	$—	$4,329.5
Cost of sales	3,259.4	—	3,259.4	3,394.8	—	3,394.8
Operating expenses
Selling, general and administrative expenses	413.4	10.4	423.8	454.6	12.1	466.7
Depreciation and amortization	232.5	—	232.5	277.1	—	277.1
Restructuring, impairment and transaction-related charges	61.2	(0.8)	60.4	80.6	(7.0)	73.6
Total operating expenses	3,966.5	9.6	3,976.1	4,207.1	5.1	4,212.2
Operating income	164.9	(9.6)	155.3	122.4	(5.1)	117.3
Interest expense	71.1	—	71.1	77.2	—	77.2
Net pension income	—	(9.6)	(9.6)	—	(5.1)	(5.1)
Loss (gain) on debt extinguishment	2.6	—	2.6	(14.1)	—	(14.1)
Earnings before income taxes and equity in (earnings) loss of unconsolidated entity	$91.2	$—	$91.2	$59.3	$—	$59.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company's operating segments and major products and services offerings:

	United States Print and Related Services	International	Total
Three months ended September 30, 2018
Catalog, publications, retail inserts, books and directories	$577.1	$76.6	$653.7
Direct mail and other printed products	159.2	7.7	166.9
Other	6.0	0.1	6.1
Total Products	742.3	84.4	826.7
Logistics services	106.8	4.4	111.2
Imaging, marketing services and other services	91.2	—	91.2
Total Services	198.0	4.4	202.4
Total Net Sales	$940.3	$88.8	$1,029.1

Three months ended September 30, 2017
Catalog, publications, retail inserts, books and directories	$598.1	$87.3	$685.4
Direct mail and other printed products	149.8	6.8	156.6
Other	14.6	0.3	14.9
Total Products	762.5	94.4	856.9
Logistics services	96.7	4.7	101.4
Imaging, marketing services and other services	47.1	—	47.1
Total Services	143.8	4.7	148.5
Total Net Sales	$906.3	$99.1	$1,005.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Revenue Disaggregation (Continued)

	United States Print and Related Services	International	Total
Nine months ended September 30, 2018
Catalog, publications, retail inserts, books and directories	$1,697.1	$246.4	$1,943.5
Direct mail and other printed products	443.9	23.7	467.6
Other	19.7	0.4	20.1
Total Products	2,160.7	270.5	2,431.2
Logistics services	308.2	14.0	322.2
Imaging, marketing services and other services	258.7	—	258.7
Total Services	566.9	14.0	580.9
Total Net Sales	$2,727.6	$284.5	$3,012.1

Nine months ended September 30, 2017
Catalog, publications, retail inserts, books and directories	$1,768.7	$251.5	$2,020.2
Direct mail and other printed products	446.7	19.7	466.4
Other	43.3	0.7	44.0
Total Products	2,258.7	271.9	2,530.6
Logistics services	283.3	14.5	297.8
Imaging, marketing services and other services	138.8	—	138.8
Total Services	422.1	14.5	436.6
Total Net Sales	$2,680.8	$286.4	$2,967.2

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

The Company recognizes its Print revenues upon transfer of title and the passage of risk of loss, which is point-in-time upon shipment to the customer, and when there is a reasonable assurance as to collectability. Revenues related to the Company's logistics operations, which includes the delivery of printed material, are included in the Print performance obligation and are also recognized at point-in-time as services are completed. Under agreements with certain customers, products may be stored by the Company for future delivery. In these situations, the Company may receive warehouse management fees for the services it provides. Revenue from warehouse management fees was immaterial for the three and nine months ended September 30, 2018 and 2017.

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

Costs to Obtain Contracts

In accordance with Topic 606, the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a customer contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the customer at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. At January 1, 2018, the Company had $23.5 million in contract costs for contracts that were

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

not completed as of that date. For the nine months ended September 30, 2018, the Company incurred additional contract costs of $5.7 million, amortized $6.8 million, and consequently, the balance of contract costs were $22.4 million as of September 30, 2018.

Practical Expedients

The Company has elected to apply the following practical expedients allowed under Topic 606:

•
For certain performance obligations related to print contracts, the Company has elected not to disclose the value of unsatisfied performance obligations for the following: (1) contracts that have an original expected length of one year or less; (2) contracts where revenue is recognized as invoiced; or (3) contracts with variable consideration related to unsatisfied performance obligations. The Company had approximately $529.4 million in volume commitments in contracts that extend beyond one year as of September 30, 2018. The Company expects to recognize approximately 8% of these volume commitments in contracts as revenue by the end of 2018, an additional 56% by the end of 2020, and the balance thereafter.

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

Note 3. Acquisitions and Strategic Investments

2018 Ivie & Associates Acquisition

The Company completed the acquisition of Ivie & Associates ("Ivie") on February 21, 2018, for $90.0 million cash paid, which is subject to a potential earn-out of up to an additional $16.0 million, to the extent that certain financial metrics are achieved post-integration. Ivie is headquartered in Flower Mound, Texas and provides a full array of marketing services, including creative and production services, studio services, sourcing, procurement, staff enhancement, media services, public relations, digital services, technology solutions and project management for many leading brands throughout the world. The preliminary purchase price of $105.4 million, includes $13.6 million of acquired cash and an estimated $15.4 million of future cash payments related to the acquisition. Included in the preliminary purchase price allocation are $79.6 million of identifiable other intangible assets, which are amortized over their estimated useful lives, ranging from three to eight years, and $28.3 million of goodwill, of which $26.4 million is deductible for tax purposes. The preliminary allocation of the purchase price is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price, as well as the purchase price allocation, is subject to the completion of the final valuation of the net assets acquired. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 11, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Ivie's operations are included in the United States Print and Related Services segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

2018 Rise Interactive Investment

On March 14, 2018, the Company increased its equity position in Rise Interactive ("Rise") from 19% to 57% for the conversion of $9.3 million of loans to equity ownership and $8.7 million cash paid. The Company had historically accounted for Rise as a cost method investment. Rise is a digital marketing agency headquartered in Chicago, Illinois, that specializes in digital media, analytics and customer experience, and helps enterprise marketers see, shape, and act on opportunities in digital media. The Company has consolidated the results of Rise as of the date the Company obtained controlling financial interest in Rise and accounts for the 43% portion of Rise's results not owned by the Company as noncontrolling interest in the condensed consolidated financial statements. The preliminary fair value of the assets and liabilities of, and noncontrolling interests in, Rise is estimated to be $48.5 million, including $13.7 million of acquired cash. Also included in the preliminary fair value allocation are $23.1 million of identifiable other intangible assets, which are amortized over their estimated useful lives, ranging from five to six years, and $27.2 million of goodwill, which is not deductible for tax purposes. The preliminary allocation of the fair value is based on initial valuations performed to determine the fair value of the net assets as of the acquisition date. The fair value, as well as the fair value allocation, is subject to the completion of the final valuation of the net assets of the business. The net assets, excluding cash, were classified as Level 3 in the valuation hierarchy (see Note 11, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs). Rise's operations are included in the United States Print and Related Services segment.

Note 4. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2018 and 2017, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee termination charges	$4.1	$7.3	$17.2	$13.2
Impairment charges	4.5	0.3	16.0	1.0
Transaction-related charges	0.3	0.6	1.1	1.8
Integration costs	0.5	—	0.7	—
Other restructuring (income) charges	(4.1)	(0.2)	5.6	6.5
Total	$5.3	$8.0	$40.6	$22.5

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 18, "Segment Information," for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. The Company has announced a total of 42 plant closures and has reduced headcount by approximately 12,900 employees since 2010. The Company recorded the following charges as a result of plant closures and other restructuring programs:

•
Employee termination charges of $4.1 million and $17.2 million were recorded during the three and nine months ended September 30, 2018, respectively, and $7.3 million and $13.2 million were recorded during the three and nine months ended September 30, 2017, respectively. The Company reduced its workforce through facility consolidations and separation programs.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

•
Integration costs of $0.5 million and $0.7 million were recorded during the three and nine months ended September 30, 2018, respectively, which related to costs primarily for the integration of acquired companies. There were no integration costs recorded during the three and nine months ended September 30, 2017.

•
Other restructuring income of $4.1 million and restructuring charges of $5.6 million were recorded during the three and nine months ended September 30, 2018, respectively, which consisted of the following: (1) $0.3 million and $2.9 million, respectively, of lease exit charges; (2) $0.3 million and $1.3 million, respectively, of equipment and infrastructure removal costs from closed plants; (3) $5.3 million of restructuring income and $0.3 million of expense, respectively, of vacant facility carrying costs, net of a $7.5 million gain from the sale of the Taunton, Massachusetts Book facility during the three and nine months ended September 30, 2018, and net of a $2.2 million gain from the sale of the San Ixhuatepec, Mexico facility during the nine months ended September 30, 2018; (4) $1.4 million in charges from foreign currency losses during the three and nine months ended September 30, 2018, as a result of the economy in Argentina being classified as highly inflationary; and (5) $0.8 million and $0.3 million, respectively, of other restructuring income.

Other restructuring income of $0.2 million and restructuring charges of $6.5 million were recorded during the three and nine months ended September 30, 2017, respectively, which consisted of the following: (1) $0.5 million of income primarily related to the lease termination of the Huntington Beach, California plant during the three months ended September 30, 2017, and $2.9 million of lease exit charges primarily related to the closures of the Huntington Beach, California and Manassas, Virginia plants during the nine months ended September 30, 2017; (2) $0.1 million and $1.7 million, respectively, of equipment and infrastructure removal costs from closed plants; and (3) $1.4 million and $3.1 million, respectively, of vacant facility carrying costs, net of a $7.1 million gain on the sale of facilities during the nine months ended September 30, 2017. The Atglen, Pennsylvania; Dickson, Tennessee; and Lenexa, Kansas plants were sold during the second quarter of 2017; and the East Greenville, Pennsylvania and Marengo, Iowa plants were sold during the first quarter of 2017. The Company also recorded other restructuring income of $1.2 million during the three and nine months ended September 30, 2017, primarily related to the Company's Argentina subsidiaries', Anselmo L. Morvillo S.A. and World Color Argentina, S.A. (the "Argentina Subsidiaries") gain from settlements with vendors through bankruptcy proceedings.

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management's best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $4.5 million and $16.0 million during the three and nine months ended September 30, 2018, respectively, which consisted of $4.5 million and $13.6 million, respectively, of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities, and $2.4 million of land and building impairment charges during the nine months ended September 30, 2018.

The Company recognized impairment charges of $0.3 million and $1.0 million during the three and nine months ended September 30, 2017, respectively, which consisted of $0.2 million during the three and nine months ended September 30, 2017, of land and building impairment charges; and $0.1 million and $0.8 million during the three and nine months ended September 30, 2017, respectively, of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.3 million and $1.1 million were recorded during the three and nine months ended September 30, 2018, respectively, and $0.6 million and $1.8 million were recorded during the three and nine months ended September 30, 2017, respectively. The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Restructuring Reserves

Activity impacting the Company's restructuring reserves for the nine months ended September 30, 2018, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2017	$17.6	$—	$0.4	$0.2	$11.3	$29.5
Expense, net	17.2	16.0	1.1	0.7	5.6	40.6
Cash payments, net	(24.7)	—	(1.2)	(0.7)	(9.5)	(36.1)
Non-cash adjustments/reclassifications	(2.8)	(16.0)	—	(0.2)	—	(19.0)
Balance at September 30, 2018	$7.3	$—	$0.3	$—	$7.4	$15.0

The Company's restructuring reserves at September 30, 2018, included a short-term and a long-term component. The short-term portion included $11.3 million in accrued liabilities (see Note 12, "Accrued Liabilities and Other Long-Term Liabilities") and $0.7 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $3.0 million is included in other long-term liabilities (see Note 12, "Accrued Liabilities and Other Long-Term Liabilities") in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

The Company recorded preliminary goodwill within the United States Print and Related Services segment related to acquisitions completed during the nine months ended September 30, 2018. The amount of preliminary goodwill is subject to the completion of the final valuation of the net assets acquired. Activity impacting goodwill for the nine months ended September 30, 2018, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2017	$—	$—	$—
Ivie acquisition (see Note 3)	28.3	—	28.3
Rise acquisition (see Note 3)	27.2	—	27.2
Balance at September 30, 2018	$55.5	$—	$55.5

The accumulated goodwill impairment losses and the carrying value of goodwill at September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018			December 31, 2017
	United States Print and Related Services	International	Total	United States Print and Related Services	International	Total
Goodwill	$833.8	$30.0	$863.8	$778.3	$30.0	$808.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)	(778.3)	(30.0)	(808.3)
Ending Balance	$55.5	$—	$55.5	$—	$—	$—

Other Intangible Assets

The components of finite-lived intangible assets at September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018				December 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	6	$59.9	$(20.0)	$39.9	7	$24.0	$(13.5)	$10.5
Capitalized software	5	17.0	(6.1)	10.9	5	4.8	(4.3)	0.5
Customer relationships	6	515.1	(444.2)	70.9	6	460.8	(428.4)	32.4
Total		$592.0	$(470.3)	$121.7		$489.6	$(446.2)	$43.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

During the nine months ended September 30, 2018, the gross carrying amount of other intangible assets increased primarily due to $102.7 million of acquired identifiable finite-lived intangible assets as discussed in Note 3, "Acquisitions and Strategic Investments." The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at September 30, 2018, and December 31, 2017, differs from the value originally recorded at acquisition due to impairment charges recorded in prior years and the effects of currency fluctuations since the purchase date.

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the three and nine months ended September 30, 2018 and 2017.

Amortization expense for other intangible assets was $11.0 million and $25.0 million for the three and nine months ended September 30, 2018, respectively, and $4.6 million and $13.7 million for the three and nine months ended September 30, 2017, respectively. The estimated future amortization expense related to other intangible assets as of September 30, 2018, was as follows:

Amortization Expense
Remainder of 2018	$9.1
2019	32.5
2020	27.1
2021	18.8
2022	16.3
2023 and thereafter	17.9
Total	$121.7

Note 6. Inventories

The components of inventories at September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Raw materials and manufacturing supplies	$197.7	$128.7
Work in process	64.7	43.6
Finished goods	92.1	74.2
Total	$354.5	$246.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Note 7. Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Land	$116.7	$122.5
Buildings	910.6	924.5
Machinery and equipment	3,566.6	3,617.1
Other(1)	188.6	197.5
Construction in progress	64.7	33.0
Property, plant and equipment—gross	$4,847.2	$4,894.6
Less: accumulated depreciation	(3,562.7)	(3,517.0)
Property, plant and equipment—net	$1,284.5	$1,377.6
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

The Company recorded impairment charges of $4.5 million and $16.0 million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 4, "Restructuring, Impairment and Transaction-Related Charges," for further discussion on impairment charges).

The Company recognized depreciation expense of $48.1 million and $148.6 million for the three and nine months ended September 30, 2018, respectively, and $53.7 million and $161.8 million for the three and nine months ended September 30, 2017, respectively.

Assets Held for Sale

The Company considered certain closed facilities for held for sale classification on the condensed consolidated balance sheets. The net book value of assets held for sale was $3.3 million as of September 30, 2018, and there were no assets held for sale as of December 31, 2017. These assets were carried at the lesser of original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 11, "Financial Instruments and Fair Value Measurements," for the definition of Level 3 inputs) and were estimated based on internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate. Assets held for sale were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

Note 9. Debt

The components of long-term debt as of September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Master note and security agreement	$101.1	$123.6
Term loan A—$375.0 million maturing January 2021	281.3	281.3
Term loan B—$300.0 million maturing April 2021	279.4	279.1
Revolving credit facility—$725.0 million maturing January 2021	136.1	—
Senior unsecured notes—$300.0 million maturing May 2022	243.5	243.5
International term loan—$20.6 million	10.3	14.9
International revolving credit facility—$16.3 million	11.5	9.8
Equipment term loans	2.0	2.4
Other	1.0	1.2
Debt issuance costs	(8.0)	(10.3)
Total debt	$1,058.2	$945.5
Less: short-term debt and current portion of long-term debt	(42.3)	(42.0)
Long-term debt	$1,015.9	$903.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $1.1 billion and $1.0 billion at September 30, 2018, and December 31, 2017, respectively. The fair value determination of the Company's total debt was categorized as Level 2 in the fair value hierarchy (see Note 11, "Financial Instruments and Fair Value Measurements," for the definition of Level 2 inputs).

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

Debt Issuance Costs

Activity impacting the Company's debt issuance costs for the nine months ended September 30, 2018, was as follows:

Capitalized Debt Issuance Costs
Balance at December 31, 2017	$10.3
Amortization of debt issuance costs	(2.3)
Balance at September 30, 2018	$8.0

2017 Loss on Debt Extinguishment

The Company incurred $4.7 million in debt issuance costs in conjunction with the second amendment to the Company's Senior Secured Credit Facility. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, of the $4.7 million in new debt issuance costs, $3.2 million was classified as a reduction of long-term debt in the condensed consolidated balance sheets and $1.5 million was expensed and was classified as loss on debt extinguishment in the condensed consolidated statements of operations during the nine months ended September 30, 2017.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

The loss on debt extinguishment recorded during the nine months ended September 30, 2017, was comprised of the following:

Loss on Debt Extinguishment
Debt issuance costs from April 28, 2014 debt financing arrangement	$1.1
Debt issuance costs from February 10, 2017 debt financing arrangement	1.5
Total	$2.6

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2018:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2018, the Company's total leverage ratio was 2.39 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2018, the Company's senior secured leverage ratio was 1.85 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended September 30, 2018, the Company's minimum interest coverage ratio was 6.67 to 1.00).

The indenture underlying the Company's $300.0 million aggregate principal amount of unsecured 7.0% senior notes maturing on May 1, 2022, (the "Senior Unsecured Notes") contains various covenants, including, but not limited to, covenants that, subject to certain exceptions, limit the Company's and its restricted subsidiaries' ability to incur and/or guarantee additional debt; pay dividends, repurchase stock or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate, transfer or dispose of substantially all of the Company's consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

The effective income tax rate for the interim period can differ from the statutory tax rate, as it reflects discrete items, such as changes in the liability for unrecognized tax benefits related to the establishment and settlement of income tax exposures and benefits related to share-based compensation. During the nine months ended September 30, 2018, the Company recorded an income tax benefit of $9.9 million from a decrease in the liability for unrecognized tax benefits.

The Company's liability for unrecognized tax benefits as of September 30, 2018, was $14.2 million. The Company anticipates a $4.3 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations.

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

The Company was able to reasonably estimate certain effects of the Tax Act as of December 31, 2017, and has not changed the preliminary estimates as of September 30, 2018. During the nine months ended September 30, 2018, the Internal Revenue Service issued new guidance affecting the computation of the tax effects of global intangible low taxed income ("GILTI"). Due to the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Tax Act and the application of ASC 740. In accordance with GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future United States inclusions beginning January 1, 2018, in taxable income related to GILTI as current-period expense when incurred (the "period cost method") or (2) factoring in such amounts into the Company's measurement of its deferred taxes (the "deferred method") as of December 31, 2017. The Company's selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structures, which are not currently known. The Company has not made a policy decision regarding whether to record deferred taxes on GILTI. The Company will continue to analyze the full effects of the Tax Act on the condensed consolidated financial statements.

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

Level 3:	Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of September 30, 2018.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Interest Rate Swap

The Company entered into a $250.0 million interest rate swap on February 7, 2017. The swap was designated as a cash flow hedge as its purpose is to reduce the variability of cash flows from interest payments related to a portion of Quad/Graphics' variable-rate debt. The swap effectively converts $250.0 million of the Company's variable-rate debt based on one-month LIBOR to a fixed rate of 3.64% (including a 1.75% spread on underlying debt at September 30, 2018). The variable interest rate resets monthly and the swap is a five year arrangement, maturing on February 28, 2022.

The Company classifies the interest rate swap as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The interest rate swap was highly effective as of September 30, 2018; therefore, the increase in fair value of $1.0 million and $6.1 million during the three and nine months ended September 30, 2018, respectively; and the increase in fair value of $0.3 million and the decrease in the fair value of $0.4 million during the three and nine months ended September 30, 2017, respectively, are shown as a change in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income. No amount of ineffectiveness has been recorded into earnings related to this cash flow hedge. The fair value of the interest rate swap was an asset of $8.2 million as of September 30, 2018, and an asset of $2.1 million as of December 31, 2017, and was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.

The company received $0.1 million of interest income associated with the interest rate swap during the three months ended September 30, 2018. The cash flows associated with the interest rate swap had no impact on interest expense during the nine months ended September 30, 2018, due to the net impact of interest paid and received during the period. The net payment of interest under the terms of the interest rate swap totaled an expense of $0.4 million and $1.2 million during the three and nine months ended September 30, 2017, respectively. The payments have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations.

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of September 30, 2018.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company's commodity contracts qualified for the exception related to normal purchases and sales during the three and nine months ended September 30, 2018 and 2017, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 9, “Debt,” for the fair value of the Company’s debt as of September 30, 2018.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and accrued liabilities approximate their carrying values as of September 30, 2018, and December 31, 2017.

Note 12. Accrued Liabilities and Other Long-Term Liabilities

The components of accrued and other long-term liabilities as of September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018			December 31, 2017
	Accrued Liabilities	Other Long-Term Liabilities	Total	Accrued Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$128.3	$59.6	$187.9	$152.1	$67.4	$219.5
Single employer pension plan obligations	1.7	66.2	67.9	1.7	82.4	84.1
Multiemployer pension plans – withdrawal liability	6.9	13.5	20.4	8.8	19.4	28.2
Tax-related liabilities	24.9	8.2	33.1	29.0	18.2	47.2
Restructuring liabilities	11.3	3.0	14.3	24.6	4.2	28.8
Interest and rent liabilities	11.7	2.3	14.0	6.7	1.9	8.6
Other	97.9	34.6	132.5	93.8	31.5	125.3
Total	$282.7	$187.4	$470.1	$316.7	$225.0	$541.7
______________________________

(1)	Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers' compensation.

Note 13. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics Employee Stock Ownership Plan ("ESOP") holds profit sharing contributions of Company stock, which are made at the discretion of the Company's Board of Directors. The Company made a non-cash contribution of 1,006,061 shares of Company class A common stock at a stock price of $22.18 per share for a total value of $22.3 million to the ESOP during the nine months ended September 30, 2018. There were no profit sharing contributions during the three months ended September 30, 2018, or during the three and nine months ended September 30, 2017.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

The components of net pension income for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$(4.0)	$(4.3)	$(12.0)	$(12.9)
Expected return on plan assets	7.1	6.9	21.3	20.7
Net pension income	$3.1	$2.6	$9.3	$7.8

The Company made $0.8 million in benefit payments to its non-qualified defined benefit pension plans and made $6.0 million in contributions to its qualified defined benefit pension plans during the nine months ended September 30, 2018.

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

The Company made payments totaling $10.5 million and $20.4 million for the nine months ended September 30, 2018 and 2017, respectively. The payments are required by the Employee Retirement Income Security Act, although such payments to the GCIU do not waive the Company's rights to object to the withdrawal liabilities submitted by the GCIU plan administrator. The Company has reserved $20.4 million as its estimate of the total MEPPs withdrawal liability as of September 30, 2018, of which $13.5 million was recorded in other long-term liabilities and $6.9 million was recorded in accrued liabilities in the condensed consolidated balance sheets. The withdrawal liability reserved by the Company is within the range of the Company's estimated potential outcomes. This estimate may increase or decrease depending on the final conclusion of the litigation with the GCIU trustees.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 0.3 million and 0.5 million class A common shares for the three and nine months ended September 30, 2018, respectively, and 0.7 million and 0.8 million class A common shares for the three and nine months ended September 30, 2017, respectively.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company's common stock, for the three and nine months ended September 30, 2018 and 2017, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net earnings attributable to Quad/Graphics common shareholders	$23.4	$19.8	$29.3	$51.9

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	49.3	49.5	50.0	49.4
Plus: effect of dilutive equity incentive instruments	1.8	2.0	1.8	2.2
Diluted weighted average number of common shares outstanding for all classes of common shares	51.1	51.5	51.8	51.6

Earnings per share attributable to Quad/Graphics common shareholders
Basic	$0.47	$0.40	$0.59	$1.05
Diluted	$0.46	$0.38	$0.57	$1.01

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30	$0.90	$0.90

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Note 15. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan ("Omnibus Plan") for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees; and (2) to increase shareholder value. The Omnibus Plan provides for an aggregate 10,871,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company's Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. As of September 30, 2018, there were 1,563,344 shares available for issuance under the Omnibus Plan. Authorized unissued shares or treasury shares may be used for issuance under the Company's equity incentive programs. The Company plans to either use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

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

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $3.2 million and $12.3 million for the three and nine months ended September 30, 2018, respectively, and $3.3 million and $13.0 million for the three and nine months ended September 30, 2017, respectively, and was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations. Total future compensation expense related to all equity incentive programs granted as of September 30, 2018, was estimated to be $19.3 million, which consists entirely of expense for restricted stock ("RS") and restricted stock unit ("RSU") awards. Estimated future compensation expense is $3.3 million for the remainder of 2018, $10.0 million for 2019, $5.3 million for 2020 and $0.7 million for 2021.

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

There were no stock options granted, and no compensation expense was recognized related to stock options for the three and nine months ended September 30, 2018 and 2017. There is no future compensation expense for stock options as of September 30, 2018.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the nine months ended September 30, 2018:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2017	1,532,033	$23.60	2.3	$6.8
Granted	—	—
Exercised	(280,161)	14.80
Canceled/forfeited/expired	(307,057)	29.54
Outstanding and exercisable at September 30, 2018	944,815	$24.29	2.0	$3.5

The intrinsic value of options outstanding and exercisable at September 30, 2018, and December 31, 2017, was based on the fair value of the stock price. All outstanding options are vested as of September 30, 2018.

The following table is a summary of the stock option exercise activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total intrinsic value of stock options exercised	$0.1	$—	$3.7	$1.7
Proceeds from stock options exercised	0.1	—	4.1	2.4

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of RS and RSU award activity for the nine months ended September 30, 2018:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2017	2,470,158	$16.95	1.2	114,942	$16.68	1.3
Granted	668,359	22.54		18,586	22.60
Vested	(650,320)	21.26		(19,510)	23.11
Forfeited	(145,938)	16.60		—	—
Nonvested at September 30, 2018	2,342,259	$17.37	1.2	114,018	$16.55	1.0

In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSU awards was $3.2 million and $11.4 million for the three and nine months ended September 30, 2018, respectively, and $3.3 million and $12.1 million for the three and nine months ended September 30, 2017, respectively.

Deferred Stock Units

Deferred stock units ("DSU") are awards of rights to shares of the Company's class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the nine months ended September 30, 2018:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	195,913	$18.18
Granted	39,360	22.60
Dividend equivalents granted	9,103	22.20
Settled	(12,587)	10.56
Outstanding at September 30, 2018	231,789	$19.50

Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents, and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. No compensation expense was recognized for DSU awards during the three months ended September 30, 2018 and 2017. There was $0.9 million of compensation expense recognized for DSU awards during the nine months ended September 30, 2018 and 2017. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Note 16. Shareholders' Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	80.0
September 30, 2018		38.2	2.1	40.3
December 31, 2017		38.2	1.8	40.0

Class B stock ($0.025 par value)	80.0
September 30, 2018		13.5	—	13.5
December 31, 2017		13.8	—	13.8

Class C stock ($0.025 par value)	20.0
September 30, 2018		—	0.5	0.5
December 31, 2017		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company's shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at September 30, 2018, and December 31, 2017. The Company has no present plans to issue any preferred stock.

On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. On July 30, 2018, the Company's Board of Directors discontinued the remainder of the September 6, 2011 share repurchase program and authorized a new share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. During the nine months ended September 30, 2018, the Company repurchased 1,871,631 shares of its class A common stock at a weighted average price of $19.59 per share for a total purchase price of $36.7 million. There were no shares repurchased during the three months ended September 30, 2018. As of September 30, 2018, there were $100.0 million of authorized repurchases remaining under the program.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The dividend activity related to the then outstanding shares for the nine months ended September 30, 2018 and 2017, was as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2018
Q3 Dividend	July 31, 2018	August 20, 2018	September 7, 2018	$0.30
Q2 Dividend	May 1, 2018	May 21, 2018	June 8, 2018	0.30
Q1 Dividend	February 21, 2018	March 19, 2018	March 30, 2018	0.30
2017
Q3 Dividend	August 1, 2017	August 21, 2017	September 1, 2017	$0.30
Q2 Dividend	May 1, 2017	May 22, 2017	June 2, 2017	0.30
Q1 Dividend	February 17, 2017	February 27, 2017	March 10, 2017	0.30

Activity impacting the Company's shareholders' equity and noncontrolling interests for the nine months ended September 30, 2018, was as follows:

	Quad/Graphics' Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity and Noncontrolling Interests
Balance at December 31, 2017	$522.4	$—	$522.4
Net earnings (loss)	29.3	(0.8)	28.5
Consolidation of Rise	—	18.4	18.4
Accumulated deficit transition adjustment for adoption of Topic 606 (see Note 2)	3.2	—	3.2
Translation adjustments	(9.3)	—	(9.3)
Interest rate swap adjustments, net of tax	4.6	—	4.6
Cash dividends declared	(47.5)	—	(47.5)
Stock-based compensation	12.3	—	12.3
Employee stock ownership plan contribution	22.3	—	22.3
Purchases of treasury stock	(36.7)	—	(36.7)
Stock options exercised	4.1	—	4.1
Equity awards redeemed to pay employees' tax obligations	(9.0)	—	(9.0)
Balance at September 30, 2018	$495.7	$17.6	$513.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Note 17. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2018, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2017	$(115.9)	$1.3	$(9.8)	$(124.4)
Other comprehensive income (loss) before reclassifications	(9.3)	4.6	—	(4.7)
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	—	—	—
Net other comprehensive income (loss)	(9.3)	4.6	—	(4.7)
Amounts reclassified from accumulated other comprehensive loss to accumulated deficit (1)	(1.1)	0.3	(2.1)	(2.9)
Balance at September 30, 2018	$(126.3)	$6.2	$(11.9)	$(132.0)
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. Unrestricted subsidiaries as defined in the Company's Senior Unsecured Notes indenture represent less than 2.0% of total consolidated assets as of September 30, 2018, and less than 2.0% of total consolidated net sales for the three and nine months ended September 30, 2018.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the three and nine months ended September 30, 2018 and 2017:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended September 30, 2018
United States Print and Related Services	$742.3	$198.0	$49.0	$3.2
International	84.4	4.4	3.8	1.9
Total operating segments	826.7	202.4	52.8	5.1
Corporate	—	—	(12.2)	0.2
Total	$826.7	$202.4	$40.6	$5.3

Three months ended September 30, 2017
United States Print and Related Services	$762.5	$143.8	$53.4	$7.8
International	94.4	4.7	7.2	(1.0)
Total operating segments	856.9	148.5	60.6	6.8
Corporate	—	—	(13.8)	1.2
Total	$856.9	$148.5	$46.8	$8.0

Nine months ended September 30, 2018
United States Print and Related Services	$2,160.7	$566.9	$102.6	$31.7
International	270.5	14.0	11.1	4.9
Total operating segments	2,431.2	580.9	113.7	36.6
Corporate	—	—	(45.1)	4.0
Total	$2,431.2	$580.9	$68.6	$40.6

Nine months ended September 30, 2017
United States Print and Related Services	$2,258.7	$422.1	$156.6	$17.7
International	271.9	14.5	15.3	1.8
Total operating segments	2,530.6	436.6	171.9	19.5
Corporate	—	—	(44.0)	3.0
Total	$2,530.6	$436.6	$127.9	$22.5

Restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2018 and 2017, are further described in Note 4, "Restructuring, Impairment and Transaction-Related Charges," and are included in the operating income (loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income to earnings before income taxes and equity in (earnings) loss of unconsolidated entity as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income	$40.6	$46.8	$68.6	$127.9
Less: interest expense	18.3	17.8	54.0	53.6
Less: net pension income	(3.1)	(2.6)	(9.3)	(7.8)
Less: loss on debt extinguishment	—	—	—	2.6
Earnings before income taxes and equity in (earnings) loss of unconsolidated entity	$25.4	$31.6	$23.9	$79.5

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$426.0	$626.8	$110.3	$(134.0)	$1,029.1
Cost of sales	326.1	552.6	84.5	(131.5)	831.7
Selling, general and administrative expenses	57.8	25.3	11.8	(2.5)	92.4
Depreciation and amortization	24.7	26.5	7.9	—	59.1
Restructuring, impairment and transaction-related charges	(2.5)	5.7	2.1	—	5.3
Total operating expenses	406.1	610.1	106.3	(134.0)	988.5
Operating income (loss)	$19.9	$16.7	$4.0	$—	$40.6
Interest expense (income)	16.3	0.7	1.3	—	18.3
Net pension income	—	(3.1)	—	—	(3.1)
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	3.6	19.1	2.7	—	25.4
Income tax expense (benefit)	1.2	1.4	0.5	—	3.1
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	2.4	17.7	2.2	—	22.3
Equity in (earnings) loss of consolidated entities	(21.0)	(1.5)	—	22.5	—
Equity in (earnings) loss of unconsolidated entity	—	—	(0.2)	—	(0.2)
Net earnings (loss)	$23.4	$19.2	$2.4	$(22.5)	$22.5
Less: net earnings (loss) attributable to noncontrolling interests	—	—	(0.9)	—	(0.9)
Net earnings (loss) attributable to Quad/Graphics common shareholders	$23.4	$19.2	$3.3	$(22.5)	$23.4

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$23.4	$19.2	$2.4	$(22.5)	$22.5
Other comprehensive income (loss), net of tax	1.4	(1.9)	(0.4)	2.3	1.4
Total comprehensive income (loss)	$24.8	$17.3	$2.0	$(20.2)	$23.9
Less: comprehensive earnings (loss) attributable to noncontrolling interests	—	—	(0.9)	—	(0.9)
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$24.8	$17.3	$2.9	$(20.2)	$24.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$413.6	$585.5	$107.8	$(101.5)	$1,005.4
Cost of sales	297.1	502.3	84.8	(99.4)	784.8
Selling, general and administrative expenses	66.6	32.6	10.4	(2.1)	107.5
Depreciation and amortization	26.4	26.2	5.7	—	58.3
Restructuring, impairment and transaction-related charges	7.9	1.1	(1.0)	—	8.0
Total operating expenses	398.0	562.2	99.9	(101.5)	958.6
Operating income (loss)	$15.6	$23.3	$7.9	$—	$46.8
Interest expense (income)	17.7	(0.7)	0.8	—	17.8
Net pension income	—	(2.6)	—	—	(2.6)
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(2.1)	26.6	7.1	—	31.6
Income tax expense (benefit)	4.5	6.1	1.2	—	11.8
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(6.6)	20.5	5.9	—	19.8
Equity in (earnings) loss of consolidated entities	(26.4)	(1.0)	—	27.4	—
Equity in (earnings) loss of unconsolidated entity	—	—	—	—	—
Net earnings (loss)	$19.8	$21.5	$5.9	$(27.4)	$19.8
Less: net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to Quad/Graphics common shareholders	$19.8	$21.5	$5.9	$(27.4)	$19.8

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$19.8	$21.5	$5.9	$(27.4)	$19.8
Other comprehensive income (loss), net of tax	3.6	(0.3)	3.4	(3.1)	3.6
Total comprehensive income (loss)	$23.4	$21.2	$9.3	$(30.5)	$23.4
Less: comprehensive earnings (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$23.4	$21.2	$9.3	$(30.5)	$23.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,236.8	$1,775.5	$337.2	$(337.4)	$3,012.1
Cost of sales	966.5	1,552.7	261.5	(329.9)	2,450.8
Selling, general and administrative expenses	176.6	75.1	34.3	(7.5)	278.5
Depreciation and amortization	74.9	79.0	19.7	—	173.6
Restructuring, impairment and transaction-related charges	6.8	29.0	4.8	—	40.6
Total operating expenses	1,224.8	1,735.8	320.3	(337.4)	2,943.5
Operating income (loss)	$12.0	$39.7	$16.9	$—	$68.6
Interest expense (income)	47.7	2.4	3.9	—	54.0
Net pension income	—	(9.3)	—	—	(9.3)
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(35.7)	46.6	13.0	—	23.9
Income tax expense (benefit)	(8.7)	3.6	1.2	—	(3.9)
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(27.0)	43.0	11.8	—	27.8
Equity in (earnings) loss of consolidated entities	(56.3)	(4.4)	—	60.7	—
Equity in (earnings) loss of unconsolidated entity	—	—	(0.7)	—	(0.7)
Net earnings (loss)	29.3	47.4	12.5	(60.7)	28.5
Less: net earnings (loss) attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net earnings (loss) attributable to Quad/Graphics common shareholders	$29.3	$47.4	$13.3	$(60.7)	$29.3

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$29.3	$47.4	$12.5	$(60.7)	$28.5
Other comprehensive income (loss), net of tax	(4.7)	(4.8)	(9.8)	14.6	(4.7)
Total comprehensive income (loss)	24.6	42.6	2.7	(46.1)	23.8
Less: comprehensive earnings (loss) attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$24.6	$42.6	$3.5	$(46.1)	$24.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,221.1	$1,711.1	$310.4	$(275.4)	$2,967.2
Cost of sales	884.2	1,470.2	246.8	(270.3)	2,330.9
Selling, general and administrative expenses	191.4	96.6	27.5	(5.1)	310.4
Depreciation and amortization	81.3	77.8	16.4	—	175.5
Restructuring, impairment and transaction-related charges	25.8	(5.0)	1.7	—	22.5
Total operating expenses	1,182.7	1,639.6	292.4	(275.4)	2,839.3
Operating income (loss)	$38.4	$71.5	$18.0	$—	$127.9
Interest expense (income)	52.2	(1.3)	2.7	—	53.6
Net pension income	—	(7.8)	—	—	(7.8)
Loss (gain) on debt extinguishment	2.6	—	—	—	2.6
Earnings (loss) before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(16.4)	80.6	15.3	—	79.5
Income tax expense (benefit)	(2.2)	26.3	2.7	—	26.8
Earnings (loss) before equity in (earnings) loss of consolidated and unconsolidated entities	(14.2)	54.3	12.6	—	52.7
Equity in (earnings) loss of consolidated entities	(66.1)	(2.2)	—	68.3	—
Equity in (earnings) loss of unconsolidated entity	—	—	0.8	—	0.8
Net earnings (loss)	51.9	56.5	11.8	(68.3)	51.9
Less: net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to Quad/Graphics common shareholders	$51.9	$56.5	$11.8	$(68.3)	$51.9

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$51.9	$56.5	$11.8	$(68.3)	$51.9
Other comprehensive income (loss), net of tax	14.6	(0.5)	14.3	(13.8)	14.6
Total comprehensive income (loss)	66.5	56.0	26.1	(82.1)	66.5
Less: comprehensive earnings (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Quad/Graphics common shareholders	$66.5	$56.0	$26.1	$(82.1)	$66.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$1.8	$—	$4.5	$—	$6.3
Receivables, less allowances for doubtful accounts	397.7	76.2	85.5	(6.4)	553.0
Intercompany receivables	—	71.7	—	(71.7)	—
Inventories	151.6	144.1	58.8	—	354.5
Other current assets	40.5	8.7	8.4	—	57.6
Total current assets	591.6	300.7	157.2	(78.1)	971.4

Property, plant and equipment—net	656.2	460.7	167.6	—	1,284.5
Investment in consolidated entities	778.3	15.4	—	(793.7)	—
Goodwill and intangible assets—net	3.0	117.3	56.9	—	177.2
Intercompany loan receivable	109.9	—	—	(109.9)	—
Other long-term assets	41.4	10.2	49.1	—	100.7
Total assets	$2,180.4	$904.3	$430.8	$(981.7)	$2,533.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$248.1	$109.3	$81.0	$(6.4)	$432.0
Intercompany accounts payable	68.1	—	3.6	(71.7)	—
Short-term debt and current portion of long-term debt and capital lease obligations	29.9	0.8	16.7	—	47.4
Other current liabilities	173.0	76.5	33.2	—	282.7
Total current liabilities	519.1	186.6	134.5	(78.1)	762.1

Long-term debt and capital lease obligations	1,018.6	1.9	6.5	—	1,027.0
Intercompany loan payable	—	41.7	68.2	(109.9)	—
Other long-term liabilities	129.4	91.4	10.6	—	231.4
Total liabilities	1,667.1	321.6	219.8	(188.0)	2,020.5

Total shareholders' equity and noncontrolling interests	513.3	582.7	211.0	(793.7)	513.3
Total liabilities and shareholders' equity	$2,180.4	$904.3	$430.8	$(981.7)	$2,533.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from (used in) operating activities	$34.7	$(0.7)	$12.6	$—	$46.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18.4)	(41.5)	(25.1)	—	(85.0)
Acquisition related investing activities	—	(76.4)	5.0	—	(71.4)
Intercompany investing activities	(138.7)	1.8	(0.5)	137.4	—
Other investing activities	22.3	10.0	4.5	—	36.8
Net cash from (used in) investing activities	(134.8)	(106.1)	(16.1)	137.4	(119.6)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	0.3	—	0.3
Payments of long-term debt and capital lease obligations	(26.6)	(1.0)	(5.1)	—	(32.7)
Borrowings on revolving credit facilities	1,813.9	—	16.1	—	1,830.0
Payments on revolving credit facilities	(1,677.8)	—	(14.1)	—	(1,691.9)
Purchases of treasury stock	(36.7)	—	—	—	(36.7)
Payment of cash dividends	(47.5)	—	—	—	(47.5)
Intercompany financing activities	29.8	105.8	1.8	(137.4)	—
Other financing activities	(4.9)	—	—	—	(4.9)
Net cash from (used in) financing activities	50.2	104.8	(1.0)	(137.4)	16.6

Effect of exchange rates on cash and cash equivalents	—	—	(1.7)	—	(1.7)
Net increase (decrease) in cash and cash equivalents	(49.9)	(2.0)	(6.2)	—	(58.1)
Cash and cash equivalents at beginning of period	51.7	2.0	10.7	—	64.4
Cash and cash equivalents at end of period	$1.8	$—	$4.5	$—	$6.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2017

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from (used in) operating activities	$100.4	$54.7	$24.6	$—	$179.7

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17.8)	(36.1)	(7.7)	—	(61.6)
Intercompany investing activities	(4.3)	(45.3)	0.8	48.8	—
Other investing activities	(5.0)	25.9	2.0	—	22.9
Net cash from (used in) investing activities	(27.1)	(55.5)	(4.9)	48.8	(38.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	375.0	—	—	—	375.0
Payments of long-term debt and capital lease obligations	(423.5)	(2.5)	(4.2)	—	(430.2)
Borrowings on revolving credit facilities	521.9	—	3.8	—	525.7
Payments on revolving credit facilities	(540.9)	—	(9.5)	—	(550.4)
Purchases of treasury stock	(3.8)	—	—	—	(3.8)
Payment of cash dividends	(46.5)	—	—	—	(46.5)
Intercompany financing activities	57.7	0.1	(9.0)	(48.8)	—
Other financing activities	(8.2)	(4.1)	—	—	(12.3)
Net cash from (used in) financing activities	(68.3)	(6.5)	(18.9)	(48.8)	(142.5)

Effect of exchange rates on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	5.0	(7.3)	0.5	—	(1.8)
Cash and cash equivalents at beginning of period	0.3	12.1	6.8	—	19.2
Cash and cash equivalents at end of period	$5.3	$4.8	$7.3	$—	$17.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

Note 20. New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2018-15 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities are allowed to apply either a retrospective or prospective transition approach to adopt the guidance. The Company is evaluating the impact of the adoption of ASU 2018-15 on the condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-14 "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"), which adds, removes and clarifies year-end disclosure requirements related to defined benefit pension and other postretirement plans. This guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted. This new guidance will require a retrospective adoption approach. The Company is evaluating the impact of the adoption of ASU 2018-14 on the notes to the condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which changes the requirements on fair value measurements by removing, modifying or adding certain disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities electing to early adopt are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until their effective date. The adoption of ASU 2018-13 requires the application of a combination of the prospective and retrospective methods of transition, depending on the topic of disclosure. The Company is evaluating the impact of the adoption of ASU 2018-13 on the notes to the condensed consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 "Leases (Topic 842)" ("ASU 2016-02"), which establishes a right-of-use model requiring a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the standard in the first quarter of 2019. This new guidance will require a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The FASB recently approved a proposal to allow a prospective transition approach, in which only the current year financial statements would need to be reported under the new accounting model. The Company plans to elect that option and will present the current year financial statements in accordance with Topic 842, while prior year comparative periods will be presented under Topic 840.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions, except share and per share data and unless otherwise indicated)

The Company has developed a comprehensive project plan and has established a cross-functional implementation team to evaluate the impact of the standard. The project plan included evaluating the Company's lease portfolio, analyzing the standard's impact on the Company's various types of lease contracts and identifying the reporting requirements of the new standard. The Company has completed its initial scoping review and is in the process of implementing a system and performing data validation that will assist in meeting the standard's reporting and disclosure requirements. The Company plans to elect the available practical expedients and is in the process of implementing changes to its processes and internal controls to enable the preparation of financial information upon adoption.

As of September 30, 2018, and subject to the Company's ongoing evaluation of new lease contracts, the Company has made further progress with its evaluation of the expected impact of adopting Topic 842 and anticipates the adoption of this standard will not have a significant impact on the Company's condensed consolidated financial statements. As a result of the adoption of this standard, a right-of-use asset and a related lease liability will be established to reflect the present value of the future lease payments at a level comparable to those reported in the Company's 2017 Annual Report on Form 10-K.

Note 21. Subsequent Events

Approval of Definitive Agreement to Acquire LSC Communications

On October 30, 2018, the Company's Board of Directors and the Board of Directors of LSC Communications ("LSC"), a leader in print and digital media solutions, approved a definitive agreement for the Company to acquire LSC. Under the terms of the agreement, the Company will acquire LSC in an all-stock transaction valued at approximately $1.4 billion, including the refinancing of LSC's debt and assumption of other obligations. The acquisition is subject to customary closing conditions, including regulatory approval and approval by the shareholders of both companies. The Company expects the acquisition to close in mid-2019.

Declaration of Quarterly Dividend

On October 30, 2018, the Company declared a quarterly dividend of $0.30 per share, which will be paid on December 7, 2018, to shareholders of record as of November 19, 2018.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad/Graphics should be read together with (1) the Quad/Graphics condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017, including the notes thereto, included in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2017, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2018.

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

•
Results of Operations. This section contains an analysis of the Company's results of operations by comparing the results for (1) the three months ended September 30, 2018, to the three months ended September 30, 2017; and (2) the nine months ended September 30, 2018, to the nine months ended September 30, 2017. The comparability of the Company's results of operations between periods was impacted by the 2018 acquisition of Ivie and the 2018 additional investment in and consolidation of Rise. The results of operations of the acquisition of Ivie and the investment in Rise are included in the Company's condensed consolidated results prospectively from their respective acquisition dates. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company's results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with GAAP.

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

•United States Print and Related Services
•International
•Corporate

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company's United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, books, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 91% of the Company's consolidated net sales during the three and nine months ended September 30, 2018.

International

The International segment consists of the Company's printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 9% of the Company's consolidated net sales during the three and nine months ended September 30, 2018.

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

The Company continues to remain disciplined with its debt leverage. The Company's consolidated debt and capital leases increased $110 million during the nine months ended September 30, 2018, primarily to fund the acquisition of Ivie, the additional investment in Rise and $37 million in share repurchases. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and capital leases by $665 million and has reduced the obligations for pension, postretirement and MEPPs by $474 million, for a total obligation reduction since July of 2010 of over $1.1 billion.

The Company makes continuous progress on integrating and streamlining all aspects of its business, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. These efforts include the deployment of the Company's Smartools® systems to streamline workflows and improve data visibility across the consolidated platform, and cost reductions through Lean

Manufacturing and Continuous Improvement initiatives, both on the production floor and with administrative support, in order to achieve improved efficiencies, reduce waste, lower overall operating costs, enhance quality and timeliness and create a safer work environment for the Company's employees. The Company continues to focus on proactively aligning its cost structure to the realities of the top-line pressures it faces in the printing industry through sustainable continuous improvement programs. Restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 42 plant closures and a reduction in headcount by approximately 12,900 employees through September 30, 2018. The Company intends to continue to reduce costs, as evidenced by the fourth quarter of 2017 announcements of four plant closures that have already ceased operations, and the announcement of an additional plant closure in the first quarter of 2018 that ceased operations in the second quarter of 2018.

The United States Department of Commerce and the International Trade Commission ("ITC") completed an investigation to determine if manufacturers of uncoated groundwood paper based in the United States are being disadvantaged as compared to their Canadian competitors due to subsidies from the federal government of Canada.  Additionally, the investigation looked into allegations that the Canadian paper manufacturers are improperly exporting less expensive paper into the United States.

The United States Department of Commerce had issued a "preliminary" decision on the countervailing duty and the anti-dumping duty, including a "post-preliminary" determination of the countervailing duty in June 2018. That preliminary decision recommended a combined tariff, ranging from 0% to as much as 35%, depending on the company (each company is assessed a duty specific to their own unique circumstances, which results in varying duty amounts). The Company believes suppliers for uncoated groundwood paper reacted by adding these duties to the price of their products. The ITC is responsible for determining if the Department of Commerce's recommendation is officially approved and implemented.

The ITC completed its own investigation in August 2018 and concluded that the Canadian paper producers were not benefiting from unfair subsidies from the Canadian government. Additionally, the ITC found no evidence the Canadian paper manufacturers were improperly exporting less expensive paper into the United States. As a result of these findings, the ITC rescinded the Department of Commerce's proposed tariffs. The Company believes the ITC's decision had a positive impact on the printing industry, as the costs of the tariffs could have been passed along directly to the consumers of uncoated groundwood paper.  This would have been compounded by the fact that, currently, the United States paper manufacturers are only capable of supplying a portion of the demand for uncoated groundwood paper in the United States. The Company believes the ITC's decision to rescind the proposed tariffs would allow printers and publishers to continue to have access to a supply of uncoated groundwood paper at reasonable prices.

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

On April 12, 2018, an executive order was issued for a presidential task force to review the United States postal system with a provided time frame of 120 days. The Company has had meetings and correspondence with the presidential task force during this time. Other initiatives, such as postal reform legislation and PRC response, have been temporarily delayed, pending the outcome of this review. The recommendations stemming from the presidential task force have not been released and are still pending. The delay in releasing the task force recommendations continues to stall congressional action on postal reform legislation as well as the PRC's proposed rate structure changes. No formal announcement has yet been made by the Administration regarding the timing of the release of the recommendations.

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

Results of Operations for the Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017

Summary Results

The Company's operating income, operating margin, net earnings attributable to Quad/Graphics common shareholders and diluted earnings per share attributable to Quad/Graphics common shareholders for the three months ended September 30, 2018, changed from the three months ended September 30, 2017, as follows (dollars in millions, except margin and per share data). Net earnings attributable to Quad/Graphics common shareholders is computed using a 25% normalized tax rate as adjusted for the Tax Act that was enacted in 2017 for all items subject to tax for the three months ended September 30, 2018, and is computed using a 40% normalized tax rate for all items subject to tax for the three months ended September 30, 2017, which is the normalized rate used by the Company prior to the enactment of the Tax Act:

	Operating Income	Operating Margin	Net Earnings Attributable to Quad/Graphics Common Shareholders	Diluted Earnings Per Share Attributable to Quad/Graphics Common Shareholders
For the Three Months Ended September 30, 2017	$46.8	4.7%	$19.8	$0.38
2018 restructuring, impairment and transaction-related charges (1)	(5.3)	(0.5)%	(4.0)	(0.08)
2017 restructuring, impairment and transaction-related charges (2)	8.0	0.8%	4.8	0.09
Interest expense (3)	N/A	N/A	(3.0)	(0.06)
Net pension income (4)	N/A	N/A	0.7	0.02
Income taxes (5)	N/A	N/A	2.5	0.05
Investments in unconsolidated entity and noncontrolling interests, net of tax (6)	N/A	N/A	1.1	0.02
Operating income (7)	(8.9)	(1.0)%	1.5	0.04
For the Three Months Ended September 30, 2018	$40.6	3.9%	$23.4	$0.46
______________________________

(1)	Restructuring, impairment and transaction-related charges of $5.3 million ($4.0 million, net of tax) incurred during the three months ended September 30, 2018, included the following:

a.	$4.1 million of employee termination charges related to workforce reductions through facility consolidations and separation programs;

b.	$4.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations;

c.	$0.3 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities;

d.	$0.5 million of acquisition-related integration costs; and

e.
$4.1 million of other restructuring income, primarily related to a $7.5 million gain on the sale of the Taunton, Massachusetts Book facility, net of $1.4 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary, as well as other costs to maintain and exit closed facilities.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $8.0 million ($4.8 million, net of tax) incurred during the three months ended September 30, 2017, included the following:

a.	$7.3 million of employee termination charges related to workforce reductions through facility consolidations and separation programs;

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

(3)
Interest expense increased $0.5 million ($3.0 million, net of tax impact due to the change in the normalized tax rate) during the three months ended September 30, 2018, to $18.3 million. This change was due to a higher weighted average interest rate on borrowings and higher average debt levels in the third quarter of 2018 as compared to the third quarter of 2017.

(4)
Net pension income increased $0.5 million ($0.7 million, net of tax impact due to the change in the normalized tax rate) during the three months ended September 30, 2018, to $3.1 million. This change was due to a $0.3 million decrease from interest cost on pension plan liabilities and a $0.2 million increase from the expected return on pension plan assets.

(5)The $2.5 million increase in income tax benefit as calculated in the following table is primarily due to a $4.3 million increased tax benefit from a decrease in the Company's liability for unrecognized tax benefits and a $0.6 million increased tax benefit from equity award activity, partially offset by a $2.4 million decreased tax benefit related to foreign earnings:

	Three Months Ended September 30,
	2018	2017	$ Change
Earnings before income taxes and equity in (earnings) loss of unconsolidated entity	$25.4	$31.6	$(6.2)
Normalized tax rate in 2017	40.0%	40.0%
Income tax expense at normalized tax rate in 2017	10.2	12.6	(2.4)

Impact of change in normalized tax rate to 25% in 2018	(3.8)	—	(3.8)
Income tax expense at normalized tax rate of 25% in 2018 and 40% in 2017	6.4	12.6	(6.2)

Income tax expense from the condensed consolidated statements of operations	3.1	11.8	(8.7)

Impact of income taxes	$3.3	$0.8	$2.5

(6)
The increase from investments in unconsolidated entity and noncontrolling interests, net of tax, of $1.1 million during the three months ended September 30, 2018, was primarily related to a $0.9 million net loss attributed to noncontrolling interests in the Company's condensed consolidated statements of operations related to the Company's 57% ownership of Rise, and due to a $0.2 million increase in earnings at the Company's investment in Plural Industria Gráfica Ltda. ("Plural"), the Company's Brazilian joint venture.

(7)
Operating income, excluding restructuring, impairment and transaction-related charges, decreased $8.9 million (increased $1.5 million, net of tax impact due to the change in the normalized tax rate) primarily due to lower print volume and pricing due to ongoing industry pressures and a $0.8 million increase in depreciation and amortization expense, partially offset by savings from cost reduction initiatives and earnings from the Ivie acquisition and the investment in Rise

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2018		2017
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$826.7	80.3%	$856.9	85.2%	$(30.2)	(3.5)%
Services	202.4	19.7%	148.5	14.8%	53.9	36.3%
Total net sales	1,029.1	100.0%	1,005.4	100.0%	23.7	2.4%
Cost of sales:
Products	683.6	66.4%	679.1	67.5%	4.5	0.7%
Services	148.1	14.4%	105.7	10.5%	42.4	40.1%
Total cost of sales	831.7	80.8%	784.8	78.0%	46.9	6.0%
Selling, general & administrative expenses	92.4	9.0%	107.5	10.7%	(15.1)	(14.0)%
Depreciation and amortization	59.1	5.8%	58.3	5.8%	0.8	1.4%
Restructuring, impairment and transaction-related charges	5.3	0.5%	8.0	0.8%	(2.7)	(33.8)%
Total operating expenses	988.5	96.1%	958.6	95.3%	29.9	3.1%
Operating income	$40.6	3.9%	$46.8	4.7%	$(6.2)	(13.2)%

Net Sales

Product sales decreased $30.2 million, or 3.5%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a $39.9 million decrease in sales in the Company's print product lines due to ongoing industry volume and pricing pressures and $6.5 million in unfavorable foreign exchange impacts, partially offset by a $16.2 million increase in pass-through paper sales.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, increased $53.9 million, or 36.3%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a $46.1 million increase in net sales from the Ivie acquisition and investment in Rise and a $9.8 million increase in logistics sales, partially offset by a $2.0 million decrease in sales of imaging services.

Cost of Sales

Cost of product sales increased $4.5 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to an increase in paper costs, partially offset by lower print volume and cost reduction initiatives.

Cost of product sales as a percentage of total net sales decreased to 66.4% for the three months ended September 30, 2018, compared to 67.5% for the three months ended September 30, 2017, primarily due to the reasons provided above.

Cost of service sales increased $42.4 million, or 40.1%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to the Ivie acquisition and investment in Rise.

Cost of service sales as a percentage of total net sales increased to 14.4% for the three months ended September 30, 2018, compared to 10.5% for the three months ended September 30, 2017, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $15.1 million, or 14.0%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a $9.0 million decrease in employee-related expenses and savings from other cost reduction initiatives. Selling, general and administrative expenses as a percentage of net sales decreased to 9.0% for the three months ended September 30, 2018, compared to 10.7% for the three months ended September 30, 2017, primarily due to the reasons stated above.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million, or 1.4%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due to a $6.4 million increase in amortization expense, primarily related to amortization expense for intangible assets acquired through the Ivie acquisition and the Rise investment, offset by a $5.6 million decrease in depreciation expense, primarily related to property, plant and equipment becoming fully depreciated over the past year.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $2.7 million, or 33.8%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to the following: (1) a $3.2 million decrease in employee termination charges; (2) a $0.3 million decrease in transaction-related charges; and (3) a $3.9 million increase in other restructuring income. The decrease was partially offset by a $4.2 million increase in impairment charges and a $0.5 million increase in integration costs.

Restructuring, impairment and transaction-related charges of $5.3 million incurred in the three months ended September 30, 2018, included the following: (1) $4.1 million of employee termination charges related to workforce reductions through facility consolidations and separation programs; (2) $4.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; (3) $0.3 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; (4) $0.5 million of acquisition-related integration costs, primarily related to the integration of acquired companies; and (5) $4.1 million of other restructuring income, primarily related to a $7.5 million gain on the sale of the Taunton, Massachusetts Book facility, net of $1.4 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary, as well as other costs to maintain and exit closed facilities.

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

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, were as follows:

	Three Months Ended September 30,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$103.9	10.1%	$107.7	10.7%

EBITDA decreased $3.8 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to lower print volume and pricing due to ongoing industry pressures. The decrease was partially offset by the following: (1) savings from cost reduction initiatives; (2) earnings from the Ivie acquisition and investment in Rise; and (3) $2.7 million of decreased restructuring, impairment and transaction-related charges.

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

A reconciliation of EBITDA to net earnings attributable to Quad/Graphics common shareholders for the three months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended September 30,
	2018	2017
	(dollars in millions)
Net earnings attributable to Quad/Graphics common shareholders (1)	$23.4	$19.8
Interest expense	18.3	17.8
Income tax expense	3.1	11.8
Depreciation and amortization	59.1	58.3
EBITDA (non-GAAP)	$103.9	$107.7
______________________________

(1)	Net earnings attributable to Quad/Graphics common shareholders included the following:

a.	Restructuring, impairment and transaction-related charges of $5.3 million and $8.0 million for the three months ended September 30, 2018 and 2017, respectively;

b.	Net pension income of $3.1 million and $2.6 million for the three months ended September 30, 2018 and 2017, respectively;

c.	Equity in earnings of unconsolidated entity of $0.2 million for the three months ended September 30, 2018; and

d.	Net loss attributable to noncontrolling interests of $0.9 million for the three months ended September 30, 2018.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended September 30,
	2018	2017
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$742.3	$762.5	$(20.2)	(2.6)%
Services	198.0	143.8	54.2	37.7%
Operating income (including restructuring, impairment and transaction-related charges)	49.0	53.4	(4.4)	(8.2)%
Operating margin	5.2%	5.9%	N/A	N/A
Restructuring, impairment and transaction-related charges	$3.2	$7.8	$(4.6)	(59.0)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $20.2 million, or 2.6%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a $38.0 million decrease in sales in the Company's print product lines (predominantly due to ongoing industry volume and pricing pressures from excess capacity in the printing industry), partially offset by a $17.8 million increase in pass-through paper sales.

Service sales for the United States Print and Related Services segment increased $54.2 million, or 37.7%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a $46.1 million increase in net sales from the Ivie acquisition and investment in Rise and a $10.1 million increase in logistics sales, partially offset by a $2.0 million decrease in sales of imaging services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $4.4 million, or 8.2%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to lower print volume and pricing due to ongoing industry pressures. The decrease was partially offset by the following: (1) savings from cost reduction initiatives; (2) $4.6 million of decreased restructuring, impairment and transaction-related charges; and (3) earnings from the Ivie acquisition and the investment in Rise.

Operating margin for the United States Print and Related Services segment decreased to 5.2% for the three months ended September 30, 2018, from 5.9% for the three months ended September 30, 2017, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the three months ended September 30, 2018, were $3.2 million, consisting of the following: (1) $3.5 million of employee termination charges related to workforce reductions through facility consolidations and separation programs; (2) $4.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; (3) $0.5 million of acquisition-related integration costs, primarily related to the integration of acquired companies; (4) $0.1 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and (5) $5.4 million of other restructuring income, primarily related to a $7.5 million gain on the sale of the Taunton, Massachusetts Book facility, net of other costs to maintain and exit closed facilities, as well as lease exit charges.

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

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entity within the International segment:

	Three Months Ended September 30,
	2018	2017
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$84.4	$94.4	$(10.0)	(10.6)%
Services	4.4	4.7	(0.3)	(6.4)%
Operating income (including restructuring, impairment and transaction-related charges)	3.8	7.2	(3.4)	(47.2)%
Operating margin	4.3%	7.3%	N/A	N/A
Restructuring, impairment and transaction-related charges (income)	$1.9	$(1.0)	$2.9	(290.0)%
Equity in earnings of unconsolidated entity	(0.2)	—	0.2	100.0%

Net Sales

Product sales for the International segment decreased $10.0 million, or 10.6%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to the following: (1) $6.5 million in unfavorable foreign exchange impacts, primarily in Argentina; (2) a $1.9 million decrease in volume and pricing, primarily in Europe; and (3) a $1.6 million decrease in pass-through paper sales.

Service sales for the International segment decreased $0.3 million, or 6.4%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a decrease in logistics sales in Europe.

Operating Income

Operating income for the International segment decreased $3.4 million, or 47.2%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due to a $2.9 million increase in restructuring, impairment and transaction-related charges and a $0.5 million decrease in operating income, primarily in Europe and Peru.

Restructuring, Impairment and Transaction-Related Charges (Income)

Restructuring, impairment and transaction-related charges for the International segment for the three months ended September 30, 2018, were $1.9 million, consisting of $0.6 million of employee termination charges related to workforce reductions through facility consolidations and separation programs and $1.3 million of other restructuring charges primarily related to $1.4 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary.

Restructuring, impairment and transaction-related income for the International segment for the three months ended September 30, 2017, was $1.0 million, consisting of $1.9 million of employee termination charges related to workforce reductions through facility consolidations and separation programs and $2.9 million of other restructuring income, primarily related to the Company's Argentina Subsidiaries' $1.2 million gain from settlements with vendors through bankruptcy proceedings, partially offset by charges to maintain and exit closed facilities.

Equity in Earnings of Unconsolidated Entity

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in earnings of unconsolidated entity in the International segment increased $0.2 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due to an increase in earnings at the Company's investment in Plural.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the three months ended September 30, 2018.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2018	2017
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$12.2	$13.8	$(1.6)	(11.6)%
Restructuring, impairment and transaction-related charges	0.2	1.2	(1.0)	(83.3)%

Operating Expenses

Corporate operating expenses decreased $1.6 million, or 11.6%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a $1.0 million decrease in restructuring, impairment and transaction-related charges and a $0.3 million decrease in employee-related expenses.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2018, were $0.2 million, consisting of transaction-related charges, primarily comprised of professional service fees for business acquisition and divestiture activities.

Corporate restructuring, impairment and transaction-related charges for the three months ended September 30, 2017, were $1.2 million, including the following: (1) $0.3 million of employee termination charges related to workforce reductions through separation programs; (2) $0.6 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and (3) $0.3 million of other restructuring charges.

Results of Operations for the Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017

Summary Results

The Company's operating income, operating margin, net earnings attributable to Quad/Graphics common shareholders and diluted earnings per share attributable to Quad/Graphics common shareholders for the nine months ended September 30, 2018, changed from the nine months ended September 30, 2017, as follows (dollars in millions, except margin and per share data). Net earnings attributable to Quad/Graphics common shareholders is computed using a 25% normalized tax rate as adjusted for the Tax Act that was enacted in 2017 for all items subject to tax for the nine months ended September 30, 2018, and is computed using a 40% normalized tax rate for all items subject to tax for the nine months ended September 30, 2017, which is the normalized rate used by the Company prior to the enactment of the Tax Act:

	Operating Income	Operating Margin	Net Earnings Attributable to Quad/Graphics Common Shareholders	Diluted Earnings Per Share Attributable to Quad/Graphics Common Shareholders
For the nine months ended September 30, 2017	$127.9	4.3%	$51.9	$1.01
2018 restructuring, impairment and transaction-related charges (1)	(40.6)	(1.3)%	(30.5)	(0.59)
2017 restructuring, impairment and transaction-related charges (2)	22.5	0.8%	13.5	0.26
Interest expense (3)	N/A	N/A	(8.3)	(0.16)
Net pension income (4)	N/A	N/A	2.3	0.05
2017 loss on debt extinguishment (5)	N/A	N/A	1.6	0.03
Income taxes (6)	N/A	N/A	4.9	0.09
Investments in unconsolidated entity and noncontrolling interests, net of tax (7)	N/A	N/A	2.3	0.05
Operating income (8)	(41.2)	(1.5)%	(8.4)	(0.17)
For the nine months ended September 30, 2018	$68.6	2.3%	$29.3	$0.57
______________________________

(1)	Restructuring, impairment and transaction-related charges of $40.6 million ($30.5 million, net of tax) incurred during the nine months ended September 30, 2018, included the following:

a.	$17.2 million of employee termination charges related to workforce reductions through facility consolidations and separation programs;

b.
$16.0 million of impairment charges, including $2.4 million of impairment charges for land and building and $13.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities;

c.	$1.1 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities;

d.	$0.7 million of acquisition-related integration costs; and

e.
$5.6 million of various other restructuring charges, including $1.4 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary, as well as costs to maintain and exit closed facilities, net of a $9.7 million gain from the sale of the Taunton, Massachusetts Book and San Ixhuatepec, Mexico facilities.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company's acquisitions and strategic investments, and other cost reduction programs.

(2)	Restructuring, impairment and transaction-related charges of $22.5 million ($13.5 million, net of tax) incurred during the nine months ended September 30, 2017, included the following:

a.	$13.2 million of employee termination charges related to workforce reductions through facility consolidations and separation programs;

b.
$1.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities;

c.	$1.8 million of transaction-related charges consisting of professional service fees for business acquisition and divestiture activities; and

d.
$6.5 million of various other restructuring charges, including costs to maintain and exit closed facilities, as well as lease exit charges, net of a $7.1 million gain from the sale of the Atglen, Pennsylvania; Dickson, Tennessee; East Greenville, Pennsylvania; Lenexa, Kansas; and Marengo, Iowa plants; and a $1.2 million gain from the Company's Argentina Subsidiaries' settlements with vendors through bankruptcy proceedings.

(3)
Interest expense increased $0.4 million ($8.3 million, net of tax impact due to the change in the normalized tax rate) during the nine months ended September 30, 2018, to $54.0 million. This change was due to a higher weighted average interest rate on borrowings, partially offset by a lower weighted average interest rate on borrowings in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

(4)
Net pension income increased $1.5 million ($2.3 million, net of tax impact due to the change in the normalized tax rate) during the nine months ended September 30, 2018, to $9.3 million. This change was due to a $0.9 million decrease from interest cost on pension plan liabilities and a $0.6 million increase from the expected return on pension plan assets.

(5)
A $2.6 million loss on debt extinguishment ($1.6 million, net of tax) was recognized during the nine months ended September 30, 2017, from the refinancing of the Senior Secured Credit Facility, completed on February 10, 2017.

(6)
The $4.9 million increase in income tax benefit as calculated in the following table is primarily due to an $8.5 million increased tax benefit from a decrease in the Company's liability for unrecognized tax benefits and a $3.1 million increased benefit from foreign receivables, partially offset by a $5.1 million decreased tax benefit related to foreign earnings and a $1.0 million decreased tax benefit from equity award activity:

	Nine Months Ended September 30,
	2018	2017	$ Change
Earnings before income taxes and equity in loss of unconsolidated entity	$23.9	$79.5	$(55.6)
Normalized tax rate in 2017	40.0%	40.0%
Income tax expense at normalized tax rate in 2017	9.6	31.8	(22.2)

Impact of change in normalized tax rate to 25% in 2018	(3.6)	—	(3.6)
Income tax expense at normalized tax rate of 25% in 2018 and 40% in 2017	6.0	31.8	(25.8)

Income tax (benefit) expense from the condensed consolidated statements of operations	(3.9)	26.8	(30.7)

Impact of income taxes	$9.9	$5.0	$4.9

(7)
The increase from investments in unconsolidated entity and noncontrolling interests, net of tax, of $2.3 million during the nine months ended September 30, 2018, was primarily related to a $1.5 million increase in earnings at the Company's investment in Plural, and a $0.8 million net loss attributed to noncontrolling interests in the Company's condensed consolidated statements of operations related to the Company's 57% ownership of Rise.

(8)
Operating income, excluding restructuring, impairment and transaction-related charges, decreased $41.2 million ($8.4 million, net of tax impact) during the nine months ended September 30, 2018, primarily due to the following: (1) lower print volume and pricing due to ongoing industry pressures; (2) a $22.3 million non-cash expense related to a special employee retirement contribution in 2018 resulting from the benefit of tax reform; and (3) a $12.8 million net benefit in 2017 from changes in employee vacation policies. These decreases were partially offset by the following: (1) a $13.3 million net benefit in 2018 in gain from property insurance claims; (2) savings from cost reduction initiatives, including employee-related costs; and (3) earnings from the Ivie acquisition and investment in Rise.

Operating Results

The following table sets forth certain information from the Company's condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2018		2017
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$2,431.2	80.7%	$2,530.6	85.3%	$(99.4)	(3.9)%
Services	580.9	19.3%	436.6	14.7%	144.3	33.1%
Total net sales	3,012.1	100.0%	2,967.2	100.0%	44.9	1.5%
Cost of sales:
Products	2,013.2	66.9%	2,024.9	68.2%	(11.7)	(0.6)%
Services	437.6	14.5%	306.0	10.3%	131.6	43.0%
Total cost of sales	2,450.8	81.4%	2,330.9	78.5%	119.9	5.1%
Selling, general & administrative expenses	278.5	9.2%	310.4	10.5%	(31.9)	(10.3)%
Depreciation and amortization	173.6	5.8%	175.5	5.9%	(1.9)	(1.1)%
Restructuring, impairment and transaction-related charges	40.6	1.3%	22.5	0.8%	18.1	80.4%
Total operating expenses	2,943.5	97.7%	2,839.3	95.7%	104.2	3.7%
Operating income	$68.6	2.3%	$127.9	4.3%	$(59.3)	(46.4)%

Net Sales

Product sales decreased $99.4 million, or 3.9%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to a $123.6 million decrease in sales in the Company's print product lines due to ongoing industry volume and pricing pressures and $6.0 million in unfavorable foreign exchange impacts, partially offset by a $30.2 million increase from pass-through paper sales.

Service sales, which primarily consist of imaging, logistics, distribution and medical services, increased $144.3 million, or 33.1%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to a $126.3 million increase in net sales from the Ivie acquisition and investment in Rise and a $24.4 million increase in logistics sales, partially offset by a $6.4 million decrease in sales of imaging services.

Cost of Sales

Cost of product sales decreased $11.7 million, or 0.6%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to lower print volume and cost reduction initiatives. These reductions were partially offset by the following: (1) a $14.0 million non-cash expense related to a special employee retirement contribution in 2018; (2) an increase in paper costs; and (3) a $1.9 million net benefit in 2017 from changes in employee vacation policies.

Cost of product sales as a percentage of total net sales decreased to 66.9% for the nine months ended September 30, 2018, from 68.2% for the nine months ended September 30, 2017, primarily due to the reasons provided above.

Cost of service sales increased $131.6 million, or 43.0%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the Ivie acquisition and investment in Rise, increased logistics freight costs and a $2.6 million non-cash expense related to a special employee retirement contribution in 2018.

Cost of service sales as a percentage of total net sales increased to 14.5% for the nine months ended September 30, 2018, from 10.3% for the nine months ended September 30, 2017, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $31.9 million, or 10.3%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to savings from cost reduction initiatives, including employee-related costs and a $13.3 million net benefit in 2018 in gain from property insurance claims, partially offset by a $10.9 million benefit in 2017 from a change in the salaried employee vacation policy that did not repeat in 2018 and a $5.7 million non-cash expense related to a special employee retirement contribution in 2018. Selling, general and administrative expenses as a percentage of net sales decreased from 10.5% for the nine months ended September 30, 2017, to 9.2% for the nine months ended September 30, 2018, primarily due to the reasons stated above.

Depreciation and Amortization

Depreciation and amortization decreased $1.9 million, or 1.1%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due to a $13.2 million decrease in depreciation expense from property, plant and equipment becoming fully depreciated over the past year, partially offset by an $11.3 million increase in amortization expense primarily related to amortization expense for intangible assets acquired through the Ivie acquisition and the Rise Investment.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $18.1 million, or 80.4%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the following: (1) a $15.0 million increase in impairment charges; (2) a $4.0 million increase in employee termination charges; and (3) a $0.7 million increase in acquisition-related integration costs. These increases were partially offset by a $0.7 million decrease in transaction-related charges and a $0.9 million decrease in other restructuring costs.

Restructuring, impairment and transaction-related charges of $40.6 million incurred in the nine months ended September 30, 2018, included the following: (1) $17.2 million of employee termination charges related to workforce reductions through facility consolidations and separation programs; (2) $16.0 million of impairment charges, including $2.4 million of impairment charges for land and building and $13.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities; (3) $1.1 million of transaction-related charges, consisting of professional service fees related to business acquisition and divestiture activities; (4) $0.7 million of acquisition-related integration costs, primarily related to the integration of acquired companies; and (5) $5.6 million of various other restructuring charges, including $1.4 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary, as well as other costs to maintain and exit closed facilities, net of a $9.7 million gain from the sale of the Taunton, Massachusetts Book and San Ixhuatepec, Mexico facilities.

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

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, were as follows:

	Nine Months Ended September 30,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$253.0	8.4%	$307.8	10.4%

EBITDA decreased $54.8 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the following: (1) lower print volume and pricing due to ongoing industry pressures; (2) a $22.3 million non-cash expense related to a special employee retirement contribution in 2018; (3) $18.1 million of increased restructuring, impairment and transaction-related charges; and (4) a $12.8 million net benefit in 2017 from changes in employee vacation policies. These impacts were partially offset by the following: (1) a $13.3 million net benefit in 2018 in gain from property insurance claims; (2) savings from cost reduction initiatives, including employee-related costs; and (3) earnings from the Ivie acquisition and investment in Rise.

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

A reconciliation of EBITDA to net earnings attributable to Quad/Graphics common shareholders for the nine months ended September 30, 2018 and 2017, was as follows:

	Nine Months Ended September 30,
	2018	2017
	(dollars in millions)
Net earnings attributable to Quad/Graphics common shareholders (1)	$29.3	$51.9
Interest expense	54.0	53.6
Income tax (benefit) expense	(3.9)	26.8
Depreciation and amortization	173.6	175.5
EBITDA (non-GAAP)	$253.0	$307.8
______________________________

(1)	Net earnings attributable to Quad/Graphics common shareholders included the following:

a.	Restructuring, impairment and transaction-related charges of $40.6 million and $22.5 million for the nine months ended September 30, 2018 and 2017, respectively;

b.	Employee stock ownership plan non-cash expense related to a special employee retirement contribution of $22.3 million for the nine months ended September 30, 2018;

c.	Net pension income of $9.3 million and $7.8 million for the nine months ended September 30, 2018 and 2017, respectively;

d.	Loss on debt extinguishment of $2.6 million for the nine months ended September 30, 2017;

e.	Equity in earnings of unconsolidated entity of $0.7 million and equity in loss of unconsolidated entity of $0.8 million for the nine months ended September 30, 2018 and 2017, respectively; and

f.	Net loss attributable to noncontrolling interests of $0.8 million for the nine months ended September 30, 2018.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Nine Months Ended September 30,
	2018	2017
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$2,160.7	$2,258.7	$(98.0)	(4.3)%
Services	566.9	422.1	144.8	34.3%
Operating income (including restructuring, impairment and transaction-related charges)	102.6	156.6	(54.0)	(34.5)%
Operating margin	3.8%	5.8%	N/A	N/A
Restructuring, impairment and transaction-related charges	$31.7	$17.7	$14.0	79.1%

Net Sales

Product sales for the United States Print and Related Services segment decreased $98.0 million, or 4.3%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to a $124.9 million decrease in sales in the Company's print product lines (predominantly due to ongoing volume and pricing pressures from excess capacity in the printing industry), partially offset by an $26.9 million increase in pass-through paper sales.

Service sales for the United States Print and Related Services segment increased $144.8 million, or 34.3%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to a $126.3 million increase in net sales from the Ivie acquisition and the investment in Rise and a $24.9 million increase in logistics sales, partially offset by a $6.4 million decrease in sales of imaging services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $54.0 million, or 34.5%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the following: (1) lower print volume and pricing due to ongoing industry pressures; (2) a $21.9 million non-cash expense related to a special employee retirement contribution in 2018; (3) a $14.0 million increase in restructuring, impairment and transaction-related charges; and (4) a $12.8 million net benefit in 2017 from changes in employee vacation policies. These impacts were partially offset by the following: (1) a $13.3 million net benefit in 2018 in gain from property insurance claims; (2) savings from cost reduction initiatives, including employee-related costs; and (3) earnings from the Ivie acquisition and the investment in Rise.

Operating margin for the United States Print and Related Services segment decreased to 3.8% for the nine months ended September 30, 2018, compared to 5.8% for the nine months ended September 30, 2017, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment for the nine months ended September 30, 2018, were $31.7 million, consisting of the following: (1) $11.7 million of employee termination charges related to workforce reductions through facility consolidations and separation programs; (2) $13.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities; (3) $0.7 million of acquisition-related integration costs primarily related to the integration of acquired companies; (4) $0.1 million of transaction-related charges, consisting of professional service fees for business acquisition and divestiture activities; and (5) $5.6 million of various other restructuring charges to maintain and exit closed facilities, net of a $7.5 million gain from the sale of the Taunton, Massachusetts Book facility.

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

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability and equity in (earnings) loss of unconsolidated entity within the International segment:

	Nine Months Ended September 30,
	2018	2017
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$270.5	$271.9	$(1.4)	(0.5)%
Services	14.0	14.5	(0.5)	(3.4)%
Operating income (including restructuring, impairment and transaction-related charges)	11.1	15.3	(4.2)	(27.5)%
Operating margin	3.9%	5.3%	N/A	N/A
Restructuring, impairment and transaction-related charges	$4.9	$1.8	$3.1	172.2%
Equity in (earnings) loss of unconsolidated entity	(0.7)	0.8	1.5	187.5%

Net Sales

Product sales for the International segment decreased $1.4 million, or 0.5%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to $6.0 million in unfavorable foreign exchange impacts, partially offset by a $3.3 million increase in pass-through paper sales and a $2.7 million increase in volume and pricing, primarily in Mexico.

Service sales for the International segment decreased $0.5 million, or 3.4%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to a decrease in logistics sales in Europe.

Operating Income

Operating income for the International segment decreased $4.2 million, or 27.5%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to a $3.1 million increase in restructuring, impairment and transaction-related charges and a $1.1 million decrease in operating income, primarily in Peru and Argentina.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2018, were $4.9 million, consisting of the following: (1) $2.4 million of employee termination charges related to workforce reductions through facility consolidations and separation programs; (2) $2.4 million of impairment charges for land and building; and (3) $0.1 million of other restructuring charges, primarily to maintain and exit closed facilities, as well as $1.4 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary, net of a $2.2 million gain from the sale of the San Ixhuatepec, Mexico facility.

Restructuring, impairment and transaction-related charges for the International segment for the nine months ended September 30, 2017, were $1.8 million, consisting of the following: (1) $4.0 million of employee termination charges related to workforce reductions through facility consolidations and separation programs; (2) $0.2 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations; and (3) $2.4 million of various other restructuring income primarily related to the Company's Argentina Subsidiaries' gain from settlements with vendors through bankruptcy proceedings, partially offset by charges to maintain and exit closed facilities.

Equity in (Earnings) Loss of Unconsolidated Entity

Investments in entities where Quad/Graphics has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in earnings of unconsolidated entity in the International segment increased $1.5 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due to an increase in earnings at the Company's investment in Plural.

Unrestricted Subsidiaries

Unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture represented less than 2.0% of total consolidated net sales for the nine months ended September 30, 2018.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2018	2017
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$45.1	$44.0	$1.1	2.5%
Restructuring, impairment and transaction-related charges	4.0	3.0	1.0	33.3%

Operating Expenses

Corporate operating expenses increased $1.1 million, or 2.5%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to a $1.0 million increase in restructuring, impairment and transaction-related charges and a $0.4 million non-cash expense related to a special employee retirement contribution in 2018.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges for the nine months ended September 30, 2018, were $4.0 million, consisting of (1) $3.1 million of employee termination charges related to workforce reductions through separation programs; (2) $1.0 million of transaction-related charges which primarily included professional service fees; and (3) $0.1 million of other restructuring income.

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

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. At September 30, 2018, the Company had cash and cash equivalents of $6.3 million. In addition to cash and cash equivalents, the Company had $554.6 million of unused capacity under its revolving credit arrangement at September 30, 2018, which was net of $34.3 million of issued letters of credit. The Company believes its expected future cash flows from operating activities, $554.6 million of unused capacity under the revolving credit arrangement and available cash on hand provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt and pension service requirements, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. Borrowings under the $725.0 million revolving credit facility were $136.1 million as of September 30, 2018, and peak borrowings were $246.6 million during the three and nine months ended September 30, 2018.

Net Cash Provided by Operating Activities

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

Net cash provided by operating activities decreased $133.1 million, from $179.7 million for the nine months ended September 30, 2017, to $46.6 million for the nine months ended September 30, 2018. This decrease was due to a $107.5 million decrease in cash flows from changes in operating assets and liabilities and a $25.6 million decrease in cash from earnings.

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

Net cash used in investing activities increased $80.9 million, from $38.7 million for the nine months ended September 30, 2017, to $119.6 million for the nine months ended September 30, 2018. The increase was primarily due to a $71.4 million increase from the acquisition of businesses, a $23.4 million increase in purchases of property, plant and equipment and a $0.6 million decrease in proceeds from the sale of property, plant, and equipment. These increases were offset by a $9.5 million increase in proceeds from property insurance claims and a $5.0 million decrease in a loan to an unconsolidated entity.

Net Cash Provided by (Used in) Financing Activities

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

Net cash provided by financing activities increased $159.1 million, from net cash used in financing activities of $142.5 million for the nine months ended September 30, 2017, to net cash provided by financing activities of $16.6 million for the nine months ended September 30, 2018. The increase was primarily due to the following: (1) a $185.6 million increase in net borrowings of debt and lease obligations in 2018 as compared to 2017; (2) a $4.7 million decrease in payments of debt issuance costs and financing fees; (3) a $3.1 million increase in cash provided by other financing activities; and (4) a $1.7 million increase in proceeds from stock options exercised. The increase was partially offset by a $32.9 million increase in purchases of treasury stock and a $3.1 million increase in equity awards redeemed to pay employees' tax obligations.

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

Free Cash Flow for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was as follows:

	Nine Months Ended September 30,
	2018	2017
	(dollars in millions)
Net cash provided by operating activities	$46.6	$179.7
Less: purchases of property, plant and equipment	(85.0)	(61.6)
Free Cash Flow (non-GAAP)	$(38.4)	$118.1

Free Cash Flow decreased $156.5 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to a $133.1 million decrease in net cash provided by operating activities and a $23.4 million increase in capital expenditures. See the "Net Cash Provided by Operating Activities" section above for further explanations of the change in operating cash flows and the "Net Cash Used in Investing Activities" section above for further explanations of the changes in purchases of property, plant and equipment.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and capital lease obligations divided by the trailing twelve months Adjusted EBITDA, comprised of the sum of the following: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) attributable to Quad/Graphics common shareholders to EBITDA in the "Results of Operations" section above); (2) restructuring, impairment and transaction-related charges; (3) net pension income; (4) employee stock ownership plan contribution; (5) loss (gain) on debt extinguishment; (6) equity in (earnings) loss of unconsolidated entity; and (7) net earnings (loss) attributable to noncontrolling interests.

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

The Debt Leverage Ratio calculated below differs from both the total leverage ratio and the senior secured leverage ratio included in the Company's debt covenant calculations (see Note 9, "Debt," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q for further information on debt covenants). The total leverage ratio included in the Company's debt covenants includes letters of credit and surety bonds as debt, excludes non-cash stock-based compensation expense from EBITDA and includes the equity in (earnings) loss of unconsolidated entity and net income (loss) attributable to noncontrolling interests in EBITDA. Similarly, the senior secured leverage ratio included in the Company's debt covenants includes and excludes the same adjustments as the total leverage ratio, in addition to the exclusion of the outstanding balance of the Senior Unsecured Notes and surety bonds.

The Debt Leverage Ratio at September 30, 2018, and December 31, 2017, was as follows:

	September 30, 2018		December 31, 2017
	(dollars in millions)
Total debt and capital lease obligations on the condensed consolidated balance sheets	$1,074.4		$964.8

Divided by:
Trailing twelve months Adjusted EBITDA for Quad/Graphics (non-GAAP)	$427.4		$448.2
Pro forma Adjusted EBITDA for Ivie (non-GAAP) (1)	8.6		—
Trailing twelve months Adjusted EBITDA (non-GAAP)	$436.0		$448.2

Debt Leverage Ratio (non-GAAP)	2.46	x	2.15	x
______________________________

(1)
As permitted by the Senior Secured Credit Facility, certain pro forma financial information related to the acquisition of Ivie was included when calculating the Debt Leverage Ratio as of September 30, 2018. As the acquisition of Ivie was completed on February 21, 2018, the $8.6 million pro forma Adjusted EBITDA represents the period from October 1, 2017 to February 20, 2018. Pro forma Adjusted EBITDA for Ivie was calculated in a consistent manner with the calculation above for Quad/Graphics. Ivie's financial information subsequent to the February 21, 2018 acquisition has been included within the Quad/Graphics Adjusted EBITDA as the results of Ivie have been consolidated with Quad/Graphics' financial results since that date. If the five months of pro forma Adjusted EBITDA for Ivie was not included in the calculation, the Company's Debt Leverage Ratio would have been 2.51x as of September 30, 2018.

The calculation of Adjusted EBITDA for the trailing twelve months ended September 30, 2018, and December 31, 2017, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Nine Months Ended
	December 31, 2017 (1)	September 30, 2018	September 30, 2017	September 30, 2018
Net earnings attributable to Quad/Graphics common shareholders	$107.2	$29.3	$51.9	$84.6
Interest expense	71.1	54.0	53.6	71.5
Income tax (benefit) expense	(16.0)	(3.9)	26.8	(46.7)
Depreciation and amortization	232.5	173.6	175.5	230.6
EBITDA (non-GAAP)	$394.8	$253.0	$307.8	$340.0
Restructuring, impairment and transaction-related charges	60.4	40.6	22.5	78.5
Net pension income (2)	(9.6)	(9.3)	(7.8)	(11.1)
Employee stock ownership plan contribution	—	22.3	—	22.3
Loss on debt extinguishment	2.6	—	2.6	—
Equity in (earnings) loss of unconsolidated entity	—	(0.7)	0.8	(1.5)
Net loss attributable to noncontrolling interests	—	(0.8)	—	(0.8)
Adjusted EBITDA (non-GAAP)	$448.2	$305.1	$325.9	$427.4
______________________________

(1)	Financial information for the year ended December 31, 2017, is included as reported in the Company's 2017 Annual Report on Form 10-K filed with the SEC on February 21, 2018.

(2)
As a result of the adoption of ASU 2017-07, pension components other than service cost are required to be excluded from operating income. The Company has also excluded pension income from the calculation of Adjusted EBITDA, which is reflected in all periods presented.

The Debt Leverage Ratio increased 0.31x at September 30, 2018, compared to December 31, 2017, primarily due to a $109.6 million increase in debt and capital lease obligations, primarily related to $71.4 million of borrowings for acquisitions, net of cash acquired. The Debt Leverage Ratio at September 30, 2018, of 2.46x is within management's desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities and seasonal working capital needs.

Debt Obligations

The Company completed the second amendment to its Senior Secured Credit Facility on February 10, 2017. This second amendment was completed to reduce the size of the revolving credit facility and Term Loan A and to extend the Company's debt maturity profile while maintaining the Company's current cost of borrowing and covenant structure.

The revolving credit facility was lowered to a maximum borrowing amount of $725.0 million with a term of just under four years, maturing on January 4, 2021. The Term Loan A was lowered to an aggregate amount of $375.0 million with a term of just under four years, maturing on January 4, 2021, subject to certain required amortization. Borrowings under the revolving credit facility and Term Loan A made under the Senior Secured Credit Facility at September 30, 2018, bear interest at 1.75% in excess of reserve adjusted LIBOR, or 0.75% in excess of an alternate base rate. This amendment to the Senior Secured Credit Facility does not have an impact on the quarterly financial covenant requirements the Company is subject to.

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

As of September 30, 2018, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•	Senior Secured Credit Facility:

◦	$725.0 million revolving credit facility ($136.1 million outstanding as of September 30, 2018);

◦	$375.0 million Term Loan A ($281.3 million outstanding as of September 30, 2018); and

◦	$300.0 million Term Loan B ($279.4 million outstanding as of September 30, 2018);

•	Senior Unsecured Notes ($243.5 million outstanding as of September 30, 2018); and

•	Master Note and Security Agreement ($101.1 million outstanding as of September 30, 2018).

Covenants and Compliance

The Company's various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company's debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2018:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2018, the Company's total leverage ratio was 2.39 to 1.00).

•
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2018, the Company's senior secured leverage ratio was 1.85 to 1.00).

•
Minimum Interest Coverage Ratio. On a rolling twelve-month basis, the minimum interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.50 to 1.00 (for the twelve months ended September 30, 2018, the Company's minimum interest coverage ratio was 6.67 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of September 30, 2018. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company's failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

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

During the nine months ended September 30, 2018, the Company repurchased 1,871,631 shares of its class A common stock at a weighted average price of $19.59 per share for a total purchase price of $36.7 million. There were no shares repurchased during the three months ended September 30, 2018. As of September 30, 2018, there were $100.0 million of authorized repurchases remaining under the program.

Risk Management

For a discussion of the Company's exposure to market risks and management of those market risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2018, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the "Contractual Obligations and Other Commitments" table and related notes to the table listed in the Company's Annual Report on Form 10-K filed on February 21, 2018.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and capital leases. The variable rate debt outstanding at September 30, 2018, is primarily comprised of $281.3 million outstanding on the Term Loan A and $279.4 million outstanding on the Term Loan B. As of September 30, 2018, there was $136.1 million outstanding on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad/Graphics' variable-rate debt, the Company entered into a $250.0 million interest rate swap during February 2017, and has classified $250.0 million of the Company's variable rate debt as fixed rate debt. Including the impact of the $250.0 million interest rate swap of variable rate to fixed rate debt, Quad/Graphics had variable rate debt outstanding of $453.9 million at a current weighted average interest rate of 4.5% and fixed rate debt and capital leases outstanding of $620.5 million at a current weighted average interest rate of 5.7% as of September 30, 2018. The Term Loan B bears interest primarily based on LIBOR; however, it is subject to a 1.0% LIBOR minimum rate, and thus the interest rate on the Term Loan B will not begin to fluctuate until LIBOR exceeds that percentage. At September 30, 2018, LIBOR was 2.3% and, as a result, the interest on the Term Loan B would fluctuate with a 10% increase in the market interest rate. Including the Term Loan B, a hypothetical 10% increase in the market interest rates impacting the Company's current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company's interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2018, by approximately $8 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company's condensed consolidated balance sheets. As of September 30, 2018, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $38.5 million. The potential decrease in net current assets as of September 30, 2018, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $3.9 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

The Company has considered the economy in Argentina to be highly inflationary, effective June 30, 2018. In accordance with Accounting Standards Codification 830 "Foreign Currency Matters", a highly inflationary economy is one that has experienced cumulative inflation of approximately 100 percent or more over a three-year period. An entity is required to apply the revised accounting guidance in the reporting period following when the economy was deemed to be highly inflationary. As a result of this classification, the functional currency of the Company's Argentina Subsidiaries was changed from the local currency to the United States Dollar, beginning July 1, 2018, and impacts from the change in the value of the local currency for monetary assets and liabilities is now reflected in the condensed consolidated statements of operations. The total impact from foreign currency losses was $1.4 million during the three and nine months ended September 30, 2018, and was recorded in restructuring, impairment and transaction-related charges in the condensed consolidated statements of operations. The Company's operations in Argentina represented less than 2.0% of total consolidated assets as of September 30, 2018, and less than 2.0% of total consolidated net sales for the three and nine months ended September 30, 2018.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $27.7 million as of September 30, 2018, and $28.9 million as of December 31, 2017.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three and nine months ended September 30, 2018, the Company's largest customer accounted for less than 5% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Approximately half of the paper used in the printing process is supplied directly by the Company's clients. For those clients that do not directly supply their own paper, the Company makes use of its purchasing efficiencies to supply paper by negotiating with leading paper vendors, uses a wide variety of paper grades, weights and sizes, and does not rely on any one vendor. In addition, the Company generally includes price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate paper price risk, higher paper prices and tight paper supplies, as well as changes in the United States import or trade regulations may have an impact on client demand for printed products. The Company's working capital requirements, including the impact of seasonality, are partially mitigated through the direct purchasing of paper by its clients.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2018, the Company implemented new controls as part of its efforts to adopt the new leasing standard (Topic 842). In particular, new controls were implemented related to monitoring the adoption process and evaluating the analysis used in the development of disclosures required before the standard's effective date. The Company evaluated the design of these new controls before adoption during the quarter ended September 30, 2018. As the implementation process continues, the Company expects there will be additional changes in internal control over financial reporting. However, there were no other changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 8, "Commitments and Contingencies — Litigation," to the condensed consolidated financial statements in Item 1, "Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A, "Risk Factors," of the Company's 2017 Annual Report on Form 10-K, filed with the SEC on February 21, 2018. No material changes to such risk factors occurred during the period from January 1, 2018, through September 30, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Information about the Company's repurchases of its class A common stock in the quarter ended September 30, 2018, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2018 to July 31, 2018	67,285	(3)	$—	—	$100,000,000
August 1, 2018 to August 31, 2018	—		—	—	100,000,000
September 1, 2018 to September 30, 2018	4,437	(3)	—	—	100,000,000
Total	71,722			—
______________________________

(1)	Represents shares of the Company's class A common stock.

(2)
On September 6, 2011, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. On July 30, 2018, the Company's Board of Directors discontinued the remainder of the September 6, 2011 share repurchase program and authorized a new share repurchase program of up to $100.0 million of the Company's outstanding class A common stock. Under the authorization, share repurchases may be made at the Company's discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the nine months ended September 30, 2018, the Company repurchased 1,871,631 shares of its class A common stock at a weighted average price of $19.59 per share for a total purchase price of $36.7 million. There were no shares repurchased during the three months ended September 30, 2018. As of September 30, 2018, there were $100.0 million of authorized repurchases remaining under the program.

(3)
Represents 67,285 and 4,437 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock and restricted stock units under the Omnibus Plan during the months of July 2018 and September 2018, respectively.

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

(101)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	October 31, 2018	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2018	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)