Form 10-Q
period 2019-09-30
Quad/Graphics, Inc.
filed 2019-10-30
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(414) 566-6000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of October 25, 2019
Class A Common Stock	39,239,588
Class B Common Stock	13,556,858
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended September 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales
Products	$742.5	$771.1	$2,247.4	$2,280.0
Services	201.1	202.4	606.1	580.9
Total net sales	943.6	973.5	2,853.5	2,860.9
Cost of sales
Products	625.3	628.9	1,896.0	1,866.7
Services	139.2	148.1	428.3	437.6
Total cost of sales	764.5	777.0	2,324.3	2,304.3
Operating expenses
Selling, general and administrative expenses	99.6	89.2	290.5	268.8
Depreciation and amortization	52.2	55.0	159.3	162.0
Restructuring, impairment and transaction-related charges	56.7	5.3	73.7	40.6
Total operating expenses	973.0	926.5	2,847.8	2,775.7
Operating income (loss) from continuing operations	(29.4)	47.0	5.7	85.2
Interest expense	22.0	18.3	69.6	53.9
Net pension income	(1.5)	(3.1)	(4.5)	(9.3)
Loss on debt extinguishment	14.6	—	30.5	—
Earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of unconsolidated entity	(64.5)	31.8	(89.9)	40.6
Income tax expense (benefit)	(17.6)	4.5	(28.0)	0.2
Earnings (loss) from continuing operations before equity in (earnings) loss of unconsolidated entity	(46.9)	27.3	(61.9)	40.4
Equity in (earnings) loss of unconsolidated entity	0.1	(0.2)	0.9	(0.7)
Net earnings (loss) from continuing operations	(47.0)	27.5	(62.8)	41.1
Loss from discontinued operations, net of tax	(79.4)	(5.0)	(101.1)	(12.6)
Net earnings (loss)	(126.4)	22.5	(163.9)	28.5
Less: net earnings (loss) attributable to noncontrolling interests	0.1	(0.9)	(0.1)	(0.8)
Net earnings (loss) attributable to Quad common shareholders	$(126.5)	$23.4	$(163.8)	$29.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings (loss) per share attributable to Quad common shareholders
Basic:
Continuing operations	$(0.94)	$0.57	$(1.26)	$0.84
Discontinued operations	(1.58)	(0.10)	(2.02)	(0.25)
Basic earnings (loss) per share attributable to Quad common shareholders	$(2.52)	$0.47	$(3.28)	$0.59

Diluted:
Continuing operations	$(0.94)	$0.56	$(1.26)	$0.81
Discontinued operations	(1.58)	(0.10)	(2.02)	(0.24)
Diluted earnings (loss) per share attributable to Quad common shareholders	$(2.52)	$0.46	$(3.28)	$0.57

Weighted average number of common shares outstanding
Basic	50.1	49.3	50.0	50.0
Diluted	50.1	51.1	50.0	51.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings (loss)	$(126.4)	$22.5	$(163.9)	$28.5

Other comprehensive income (loss)
Translation adjustments	(8.2)	0.7	(6.4)	(9.3)
Interest rate swap adjustments	(2.0)	1.0	(12.6)	6.1
Other comprehensive income (loss), before tax	(10.2)	1.7	(19.0)	(3.2)

Income tax impact related to items of other comprehensive income (loss)	0.5	(0.3)	3.2	(1.5)

Other comprehensive income (loss), net of tax	(9.7)	1.4	(15.8)	(4.7)

Total comprehensive income (loss)	(136.1)	23.9	(179.7)	23.8

Less: comprehensive income (loss) attributable to noncontrolling interests	0.1	(0.9)	(0.1)	(0.8)

Comprehensive income (loss) attributable to Quad common shareholders	$(136.2)	$24.8	$(179.6)	$24.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$18.2	$69.5
Receivables, less allowances for doubtful accounts of $27.9 million at September 30, 2019, and $27.4 million at December 31, 2018	472.0	497.6
Inventories	288.6	279.0
Prepaid expenses and other current assets	46.4	45.2
Current assets of discontinued operations	39.8	55.3
Total current assets	865.0	946.6
Property, plant and equipment—net	1,079.6	1,149.1
Operating lease right-of-use assets—net	118.1	—
Goodwill	103.0	44.5
Other intangible assets—net	149.7	112.6
Equity method investment in unconsolidated entity	2.9	4.0
Other long-term assets	126.2	89.2
Long-term assets of discontinued operations	23.5	123.1
Total assets	$2,468.0	$2,469.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$416.3	$496.3
Accrued liabilities	277.3	285.1
Short-term debt and current portion of long-term debt	66.0	42.9
Current portion of finance lease obligations	8.2	3.6
Current portion of operating lease obligations	32.6	—
Current liabilities of discontinued operations	18.5	23.4
Total current liabilities	818.9	851.3
Long-term debt	1,098.9	882.6
Finance lease obligations	5.1	6.7
Operating lease obligations	88.5	—
Deferred income taxes	5.3	32.1
Other long-term liabilities	207.2	231.8
Long-term liabilities of discontinued operations	3.1	4.4
Total liabilities	2,227.0	2,008.9
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	843.5	861.3
Treasury stock, at cost	(30.4)	(56.6)
Accumulated deficit	(423.1)	(211.4)
Accumulated other comprehensive loss	(168.0)	(152.2)
Quad’s shareholders’ equity	223.4	442.5
Noncontrolling interests	17.6	17.7
Total shareholders’ equity and noncontrolling interests	241.0	460.2
Total liabilities and shareholders’ equity	$2,468.0	$2,469.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net earnings (loss)	$(163.9)	$28.5
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	172.9	173.6
Employee stock ownership plan contribution	—	22.3
Impairment charges	94.2	16.0
Goodwill impairment	10.1	—
Amortization of debt issuance costs and original issue discount	3.0	2.6
Loss on debt extinguishment	30.5	—
Stock-based compensation	11.6	12.3
Gain from property insurance claims	(0.8)	(18.3)
Gain on sale of business	(8.6)	—
Gain on the sale or disposal of property, plant and equipment	(6.6)	(10.7)
Deferred income taxes	(58.3)	(0.5)
Equity in (earnings) loss of unconsolidated entity	0.9	(0.7)
Changes in operating assets and liabilities—net of acquisitions	(80.9)	(178.5)
Net cash provided by operating activities	4.1	46.6
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(98.5)	(85.0)
Proceeds from the sale of property, plant and equipment	17.3	22.3
Proceeds from the sale of business	11.1	—
Proceeds from property insurance claims	0.3	14.5
Loan to an unconsolidated entity	(5.0)	—
Acquisition of businesses—net of cash acquired	(121.0)	(71.4)
Net cash used in investing activities	(195.8)	(119.6)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,284.1	0.3
Payments of long-term debt	(1,067.7)	(27.8)
Payments of finance lease obligations	(5.8)	(4.9)
Borrowings on revolving credit facilities	3,171.3	1,830.0
Payments on revolving credit facilities	(3,160.1)	(1,691.9)
Payments of debt issuance costs and financing fees	(20.2)	—
Purchases of treasury stock	—	(36.7)
Proceeds from stock options exercised	—	4.1
Equity awards redeemed to pay employees’ tax obligations	(6.6)	(9.0)
Payment of cash dividends	(49.2)	(47.5)
Contingent consideration paid for business acquired	(5.3)	—
Net cash provided by financing activities	140.5	16.6

Effect of exchange rates on cash and cash equivalents	(0.1)	(1.7)
Net decrease in cash and cash equivalents	(51.3)	(58.1)
Cash and cash equivalents at beginning of period	69.5	64.4
Cash and cash equivalents at end of period	$18.2	$6.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTERESTS
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at January 1, 2019	54.3	$1.4	$861.3	(2.7)	$(56.6)	$(211.4)	$(152.2)	$442.5	$17.7
Net loss	—	—	—	—	—	(22.5)	—	(22.5)	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(2.8)	(2.8)	—
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(16.0)	—	(16.0)	—
Stock-based compensation	—	—	5.0	—	—	—	—	5.0	—
Issuance of share-based awards, net of other activity	—	—	(30.1)	1.7	33.3	—	—	3.2	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.5)	(6.6)	—	—	(6.6)	—
Balance at March 31, 2019	54.3	$1.4	$836.2	(1.5)	$(29.9)	$(249.9)	$(155.3)	$402.5	$17.4
Net earnings (loss)	—	—	—	—	—	(14.8)	—	(14.8)	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	2.1	2.1	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(5.1)	(5.1)	—
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(16.0)	—	(16.0)	—
Stock-based compensation	—	—	3.3	—	—	—	—	3.3	—
Issuance of share-based awards, net of other activity	—	—	0.1	—	(0.1)	—	—	—	—
Balance at June 30, 2019	54.3	$1.4	$839.6	(1.5)	$(30.0)	$(280.7)	$(158.3)	$372.0	$17.5
Net earnings (loss)	—	—	—	—	—	(126.5)	—	(126.5)	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(8.2)	(8.2)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(1.5)	(1.5)	—
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(15.9)	—	(15.9)	—
Stock-based compensation	—	—	3.5	—	—	—	—	3.5	—
Issuance of share-based awards, net of other activity	—	—	0.4	—	(0.4)	—	—	—	—
Balance at September 30, 2019	54.3	$1.4	$843.5	(1.5)	$(30.4)	$(423.1)	$(168.0)	$223.4	$17.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTERESTS (continued)
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Nine Months Ended September 30, 2018

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at January 1, 2018	54.3	$1.4	$861.1	(2.3)	$(52.8)	$(156.8)	$(127.3)	$525.6	$—
Net loss	—	—	—	—	—	(3.5)	—	(3.5)	—
Consolidation of Rise	—	—	—	—	—	—	—	—	30.0
Foreign currency translation adjustments	—	—	—	—	—	—	5.6	5.6	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	2.9	2.9	—
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(16.1)	—	(16.1)	—
Stock-based compensation	—	—	5.4	—	—	—	—	5.4	—
Employee stock ownership plan contribution	—	—	—	1.0	22.3	—	—	22.3	—
Stock options exercised	—	—	(3.3)	0.3	7.3	—	—	4.0	—
Issuance of share-based awards, net of other activity	—	—	(12.8)	0.6	12.8	—	—	—	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(7.5)	—	—	(7.5)	—
Balance at March 31, 2018	54.3	$1.4	$850.4	(0.7)	$(17.9)	$(176.4)	$(118.8)	$538.7	$30.0
Net earnings	—	—	—	—	—	9.4	—	9.4	0.1
Consolidation of Rise	—	—	—	—	—	—	—	—	(11.6)
Translation adjustments	—	—	—	—	—	—	(15.6)	(15.6)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.0	1.0	—
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(15.7)	—	(15.7)	—
Stock-based compensation	—	—	3.7	—	—	—	—	3.7	—
Purchases of treasury stock	—	—	—	(1.9)	(36.7)	—	—	(36.7)	—
Issuance of share-based awards, net of other activity	—	—	0.4	—	(0.4)	—	—	—	—
Balance at June 30, 2018	54.3	$1.4	$854.5	(2.6)	$(55.0)	$(182.7)	$(133.4)	$484.8	$18.5
Net earnings (loss)	—	—	—	—	—	23.4	—	23.4	(0.9)
Translation adjustments	—	—	—	—	—	—	0.7	0.7	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	0.7	0.7	—
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(15.7)	—	(15.7)	—
Stock-based compensation	—	—	3.2	—	—	—	—	3.2	—
Stock options exercised	—	—	—	—	0.1	—	—	0.1	—
Issuance of share-based awards, net of other activity	—	—	0.2	—	(0.2)	—	—	—	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.1)	(1.5)	—	—	(1.5)	—
Balance at September 30, 2018	54.3	$1.4	$857.9	(2.7)	$(56.6)	$(175.0)	$(132.0)	$495.7	$17.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts and catalogs primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years.

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and nine months ended September 30, 2019 and 2018. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Discontinued Operations

The results of operations of the Company’s United States Book business (“Book business”) have been reported as discontinued operations for all periods presented, in accordance with Accounting Standards Codification (“ASC”) 205-20 — Discontinued Operations. The corresponding current and long-term assets and liabilities of the Book business have been classified as held for sale in the condensed consolidated balance sheets in accordance with ASC 205-20 as of September 30, 2019, and December 31, 2018. The financial information pertaining to discontinued operations has been excluded from all relevant notes to the condensed consolidated financial statements, unless otherwise noted. See all required disclosures and further information in Note 4, “Discontinued Operations” for information about the Company’s intent to sell its Book business.

Leases

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a right-of-use model requiring a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. The Company adopted ASU 2016-02 using the modified retrospective approach and applied the new guidance under Accounting Standards Codification 842 — Leases (“ASC 842”) to those contracts existing at, or entered into after, January 1, 2019. See Note 11, “Leases,” for additional accounting policy and transition disclosures.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Note 2. Revenue Recognition

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three and nine months ended September 30, 2019 and 2018:

	United States Print and Related Services	International	Total
Three months ended September 30, 2019
Catalog, publications, retail inserts, and directories	$468.1	$73.4	$541.5
Direct mail and other printed products	178.8	19.3	198.1
Other	2.9	—	2.9
Total products	649.8	92.7	742.5
Logistics services	105.7	3.7	109.4
Imaging, marketing services and other services	91.5	0.2	91.7
Total services	197.2	3.9	201.1
Total net sales	$847.0	$96.6	$943.6

Three months ended September 30, 2018
Catalog, publications, retail inserts, and directories	$514.0	$68.3	$582.3
Direct mail and other printed products	166.7	16.0	182.7
Other	6.0	0.1	6.1
Total products	686.7	84.4	771.1
Logistics services	106.8	4.4	111.2
Imaging, marketing services and other services	91.2	—	91.2
Total services	198.0	4.4	202.4
Total net sales	$884.7	$88.8	$973.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Revenue Disaggregation (Continued)

	United States Print and Related Services	International	Total
Nine months ended September 30, 2019
Catalog, publications, retail inserts, and directories	$1,429.1	$219.1	$1,648.2
Direct mail and other printed products	518.0	65.7	583.7
Other	15.3	0.2	15.5
Total products	1,962.4	285.0	2,247.4
Logistics services	309.4	12.2	321.6
Imaging, marketing services and other services	284.2	0.3	284.5
Total services	593.6	12.5	606.1
Total net sales	$2,556.0	$297.5	$2,853.5

Nine months ended September 30, 2018
Catalog, publications, retail inserts, and directories	$1,523.2	$221.9	$1,745.1
Direct mail and other printed products	466.6	48.2	514.8
Other	19.7	0.4	20.1
Total products	2,009.5	270.5	2,280.0
Logistics services	308.2	14.0	322.2
Imaging, marketing services and other services	258.7	—	258.7
Total services	566.9	14.0	580.9
Total net sales	$2,576.4	$284.5	$2,860.9

Nature of Products and Services

The Company recognizes its products and services revenue based on when the transfer of control passes to the customer or when the service is completed and accepted by the customer.
The products offering is predominantly comprised of the Company’s print operations which includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Costs to Obtain Contracts

In accordance with ASC 606 — Revenue from Contracts with Customers, the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a customer contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the customer at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the nine months ended September 30, 2019, was as follows:

Costs to Obtain Contracts
Balance at January 1, 2019	$14.6
Costs to obtain contracts	3.6
Amortization of costs to obtain contracts	(5.3)
Balance at September 30, 2019	$12.9

Remaining Performance Obligations

For certain performance obligations related to print contracts, the Company has elected not to disclose the value of unsatisfied performance obligations for the following: (1) contracts that have an original expected length of one year or less; (2) contracts where revenue is recognized as invoiced; or (3) contracts with variable consideration related to unsatisfied performance obligations. The Company had approximately $39.1 million in volume commitments in contracts that extend beyond one year as of September 30, 2019. The Company expects to recognize approximately 32% of these volume commitments in contracts as revenue by the end of 2019, an additional 58% by the end of 2021, and the balance thereafter.

Note 3. Acquisitions and Strategic Investments

2019 Acquisition of Periscope

On January 3, 2019, the Company completed the acquisition of Periscope, Inc. (“Periscope”), a creative agency headquartered in Minneapolis, Minnesota, for $121.0 million cash paid. Periscope provides a comprehensive service offering, including media buying and analytics, creative and account management. Periscope also has packaging design and premedia services that complement Quad’s print-production capabilities. The preliminary purchase price of $134.0 million includes $9.8 million of acquired cash and non-cash equity incentive awards with a grant date fair value of $3.2 million. Included in the preliminary purchase price allocation are $69.8 million of identifiable other intangible assets, which are amortized over their estimated useful lives, ranging from five to six years, and $58.5 million of goodwill, of which $52.7 million is deductible for tax purposes. The preliminary allocation of the purchase price is based on valuations performed to determine the fair value of the net assets as of the acquisition date. The purchase price, as well as the purchase price allocation, is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs). Periscope’s operations are included in the United States Print and Related Services segment.

2018 Ivie & Associates, LLC Acquisition

The Company completed the acquisition of Ivie & Associates, LLC (“Ivie”) on February 21, 2018, for $90.0 million cash paid, which is subject to a potential earn-out of up to an additional $16.0 million, to the extent that certain financial metrics are achieved over a three-year period post-integration. Ivie is headquartered in Flower Mound, Texas and provides a full array of marketing services, including creative and production services, studio services, sourcing, procurement, staff enhancement, media

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

services, public relations, digital services, technology solutions and project management for many leading brands throughout the world. The purchase price of $105.4 million includes $13.6 million of acquired cash and an estimated $15.4 million of future cash payments related to the acquisition. In April 2019, the first year earn-out payment of $5.3 million was made. Included in the purchase price allocation are $79.6 million of identifiable other intangible assets, which are amortized over their estimated useful lives, ranging from three to eight years, and $28.3 million of goodwill, of which $26.4 million is deductible for tax purposes. The final allocation of the purchase price was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs). Ivie’s operations are included in the United States Print and Related Services segment.

2018 Investment in Rise Interactive and Analytics, LLC

On March 14, 2018, the Company increased its equity position in Rise Interactive and Analytics, LLC (“Rise”) from 19% to 57% for the conversion of $9.3 million of loans to equity ownership and $8.7 million cash paid. The Company had historically accounted for Rise as a cost method investment. Rise is a digital marketing agency headquartered in Chicago, Illinois, that specializes in digital media, analytics and customer experience, and helps enterprise marketers see, shape, and act on opportunities in digital media. The Company has consolidated the results of Rise as of the date the Company obtained controlling financial interest in Rise and accounts for the 43% portion of Rise’s results not owned by the Company as noncontrolling interest in the condensed consolidated financial statements. The fair value of the assets and liabilities of, and noncontrolling interest in, Rise is estimated to be $48.5 million, including $13.7 million of acquired cash. Also included in the fair value allocation are $23.1 million of identifiable other intangible assets, which are amortized over their estimated useful lives, ranging from five to six years, and $26.3 million of goodwill, which is not deductible for tax purposes. The final allocation of the purchase price was based on valuations performed to determine the fair value of the net assets as of the acquisition date. The net assets acquired, excluding acquired cash, were classified as Level 3 in the valuation hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs). Rise’s operations are included in the United States Print and Related Services segment.

Note 4. Discontinued Operations

During the third quarter of 2019, the Company made a decision to sell its United States Book business as a part of an ongoing process to review its business portfolio and divest assets not core to the Quad 3.0 transformation. Accordingly, the Company has classified the Book business as a discontinued operation, as required by ASC 205-20 — Discontinued Operations. The Book business consists of three facilities: Versailles, Kentucky; Fairfield, Pennsylvania; and Martinsburg, West Virginia. The Company’s Book business has historically been included within the United States Print and Related Services segment and the Core Print and Related Services reporting unit.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

The following table summarizes the results of operations of the Company’s United States Book business, which are included in the loss from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total net sales	$57.0	$55.6	$155.5	$151.2
Total cost of sales, excluding depreciation and amortization	60.4	54.7	166.5	146.5
Selling, general and administrative expenses	3.2	3.2	9.8	9.7
Depreciation and amortization	4.3	4.1	13.6	11.6
Restructuring, impairment and transaction-related charges (1)	90.6	—	90.6	—
Goodwill impairment (2)	10.1	—	10.1	—
Other expenses, net	—	—	0.1	0.1
Loss from discontinued operations before income taxes	(111.6)	(6.4)	(135.2)	(16.7)
Income tax benefit	(32.2)	(1.4)	(34.1)	(4.1)
Loss from discontinued operations, net of tax	$(79.4)	$(5.0)	$(101.1)	$(12.6)
______________________________

(1)
The Company recognized impairment charges during the three and nine months ended September 30, 2019, to reduce the carrying value of the Book business to its fair value, including $85.0 million of impairment charges for tangible property, plant and equipment and $5.6 million of impairment charges for contract assets.

(2)
The United States Book business was included in the Core Print and Related Services reporting unit. The amount of goodwill allocated to the Book business was determined based on the relative fair value of the Book business and the portion of the reporting unit that will be retained. Due to the decision to sell the Book business, the Company must determine whether any of the assets of the Book business were impaired. Therefore, management performed an interim goodwill impairment test. Due to the carrying value of the Book business net assets exceeding the estimated fair value, the Company recorded a $10.1 million goodwill impairment charge.

The condensed consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows used in operating activities related to the Book business were $8.7 million and $14.3 million during the nine months ended September 30, 2019 and 2018, respectively; and cash flows used in investing activities related to the Book business were $15.7 million and $14.0 million during the nine months ended September 30, 2019 and 2018, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

The following table summarizes the current and long-term assets and liabilities of the discontinued United States Book business that were classified as held for sale in the condensed consolidated balance sheets at September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Receivables—net	$23.0	$31.1
Inventories	16.7	21.6
Prepaid expenses and other current assets	0.1	2.6
Current assets of discontinued operations	39.8	55.3

Property, plant and equipment—net	23.0	108.3
Operating lease right-of-use assets—net	0.2	—
Goodwill	—	10.1
Other long-term assets	0.3	4.7
Long-term assets of discontinued operations	23.5	123.1

Accounts payable	9.0	14.7
Accrued liabilities	7.7	7.2
Current portion of finance lease obligations	1.5	1.5
Current portion of operating lease obligations	0.3	—
Current liabilities of discontinued operations	18.5	23.4

Finance lease obligations	2.5	3.6
Other long-term liabilities	0.6	0.8
Long-term liabilities of discontinued operations	3.1	4.4

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2019 and 2018, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee termination charges	$12.3	$4.1	$19.9	$17.2
Impairment charges	1.5	4.5	3.6	16.0
Transaction-related charges	46.9	0.3	51.1	1.1
Integration costs	0.5	0.5	2.1	0.7
Other restructuring charges (income)	(4.5)	(4.1)	(3.0)	5.6
Total	$56.7	$5.3	$73.7	$40.6

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 20, “Segment Information,” for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure and has since announced a total of 45 plant closures through September 30, 2019, including the announced closures of the Midland, Michigan and Shakopee, Minnesota plants during the third quarter of 2019. The Company classifies the following charges as restructuring:

•	Employee termination charges are incurred when the Company reduces its workforce through facility consolidations and separation programs.

•	Integration costs are incurred primarily for the integration of acquired companies (see Note 3, “Acquisitions and Strategic Investments,” for descriptions of the Company’s recent acquisitions).

•
Other restructuring charges (income) are presented net of the gains on the sale of facilities and businesses, including the following: (1) an $8.6 million gain on the sale of a business during the third quarter of 2019; (2) a $2.5 million gain on the sale of the Franklin, Kentucky facility during the second quarter of 2019; (3) a $3.5 million gain on the sale of the Hazleton, Pennsylvania facility during the first quarter of 2019; (4) a $7.5 million gain on the sale of the Taunton, Massachusetts Book facility during the third quarter of 2018; and (5) a $2.2 million gain on the sale of the San Ixhuatepec, Mexico facility during the first quarter of 2018. During the second quarter of 2019, the Company also recorded $2.3 million in charges related to a value-added tax assessment for a closed facility, which is included within other restructuring activities during the nine months ended September 30, 2019, in the table below. The components of other restructuring charges consisted of the following during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Vacant facility carrying costs and lease exit charges	$2.1	$2.5	$5.3	$12.9
Equipment and infrastructure removal costs	0.1	0.3	0.2	1.3
Gains on the sale of facilities	(0.1)	(7.5)	(6.1)	(9.7)
Other restructuring activities	(6.6)	0.6	(2.4)	1.1
Other restructuring charges (income)	$(4.5)	$(4.1)	$(3.0)	$5.6

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $1.5 million and $3.6 million during the three and nine months ended September 30, 2019, respectively, which consisted of $1.2 million and $3.3 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities; and $0.3 million of land and building impairment charges during the three and nine months ended September 30, 2019. Additional impairment charges were recorded related to the Book business during the three and nine months ended September 30, 2019, which are disclosed in Note 4, “Discontinued Operations”).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

The Company recognized impairment charges of $4.5 million and $16.0 million during the three and nine months ended September 30, 2018, respectively, which consisted of $4.5 million and $13.6 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities, and $2.4 million of land and building impairment charges during the nine months ended September 30, 2018.

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs) and were estimated based on broker quotes, internal expertise related to current marketplace conditions and estimated future discounted cash flows. These assets were adjusted to their estimated fair values at the time of impairment. If estimated fair values subsequently decline, the carrying values of the assets are adjusted accordingly.

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $46.9 million and $51.1 million were recorded during the three and nine months ended September 30, 2019, respectively, and $0.3 million and $1.1 million were recorded during the three and nine months ended September 30, 2018, respectively. Transaction-related charges included a $45.0 million reverse termination fee paid during the three and nine months ended September 30, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC Communications, Inc. (“LSC”). The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the nine months ended September 30, 2019, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges (Income)	Total
Balance at December 31, 2018	$9.3	$—	$1.2	$0.2	$17.1	$27.8
Expense, net	19.9	3.6	51.1	2.1	(3.0)	73.7
Cash payments, net	(13.5)	—	(51.2)	(2.3)	5.6	(61.4)
Non-cash adjustments/reclassifications	(1.5)	(3.6)	0.6	—	(6.3)	(10.8)
Balance at September 30, 2019	$14.2	$—	$1.7	$—	$13.4	$29.3

The Company’s restructuring reserves at September 30, 2019, included a short-term and a long-term component. The short-term portion included $22.5 million in accrued liabilities (see Note 14, “Accrued Liabilities and Other Long-Term Liabilities”) and $2.0 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $4.8 million is included in other long-term liabilities (see Note 14, “Accrued Liabilities and Other Long-Term Liabilities”) in the condensed consolidated balance sheets. Included in the above table is a $2.0 million non-cash reclassification to transition lease liabilities previously accounted for under ASC 420 — Exit or Disposal Cost Obligations, to operating lease obligations, in accordance with the new guidance under ASC 842. See Note 11, “Leases,” for additional accounting policy and transition disclosures.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units and is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Due to the Company’s decision to sell its United States Book business, an interim goodwill impairment test was required to be completed on the remaining goodwill in the Core Print and Related Services reporting unit.

Fair value was determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs).

Due to the carrying value of the Book business net assets exceeding the estimated fair value, the Company recorded a $10.1 million goodwill impairment charge related to the Book business during the three and nine months ended September 30, 2019 (see Note 4, “Discontinued Operations”).

In addition, when only a portion of goodwill is allocated to a business to be sold, the goodwill remaining in the portion of the reporting unit to be retained of $103.0 million must be tested for impairment. No goodwill impairment was recorded related to the retained portion of the Core Print and Related Services reporting unit during the three and nine months ended September 30, 2019.

The Company recorded $58.5 million of preliminary goodwill within the United States Print and Related Services segment related to the Periscope acquisition completed during the nine months ended September 30, 2019. The amount of preliminary goodwill is subject to the final determination of acquired working capital and completion of the final valuation of the net assets acquired. The Company reclassified $10.1 million of goodwill within the United States Print and Related Services segment to discontinued operations during the nine months ended September 30, 2019 (see Note 4, “Discontinued Operations”). There was no other activity impacting goodwill for the nine months ended September 30, 2019.

The accumulated goodwill impairment losses and the carrying value of goodwill at September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019			December 31, 2018
	United States Print and Related Services	International	Total	United States Print and Related Services	International	Total
Goodwill	$881.3	$30.0	$911.3	$822.8	$30.0	$852.8
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)	(778.3)	(30.0)	(808.3)
Goodwill, net of accumulated goodwill impairment loss	$103.0	$—	$103.0	$44.5	$—	$44.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Other Intangible Assets

The components of finite-lived intangible assets at September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019				December 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	6	$68.0	$(30.3)	$37.7	7	$59.8	$(22.4)	$37.4
Capitalized software	5	15.8	(7.6)	8.2	5	15.3	(5.1)	10.2
Customer relationships	6	568.7	(464.9)	103.8	6	514.7	(449.7)	65.0
Total		$652.5	$(502.8)	$149.7		$589.8	$(477.2)	$112.6

During the nine months ended September 30, 2019, the gross carrying amount of other intangible assets increased primarily due to $69.8 million of acquired identifiable finite-lived intangible assets as discussed in Note 3, “Acquisitions and Strategic Investments.” The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at September 30, 2019, and December 31, 2018, differs from the value originally recorded at acquisition due to impairment charges recorded in prior years and the effects of currency fluctuations since the purchase date.

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the three and nine months ended September 30, 2019 and 2018.

Amortization expense for other intangible assets was $10.9 million and $33.8 million for the three and nine months ended September 30, 2019, respectively, and $11.0 million and $25.0 million for the three and nine months ended September 30, 2018, respectively. The estimated future amortization expense related to other intangible assets as of September 30, 2019, was as follows:

Amortization Expense
Remainder of 2019	$10.9
2020	39.2
2021	30.7
2022	28.2
2023	24.6
2024 and thereafter	16.1
Total	$149.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Note 7. Inventories

The components of inventories at September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
Raw materials and manufacturing supplies	$145.1	$158.3
Work in process	61.0	45.0
Finished goods	82.5	75.7
Total	$288.6	$279.0

Note 8. Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
Land	$103.8	$106.9
Buildings	848.0	874.1
Machinery and equipment	3,409.1	3,403.6
Other(1)	176.9	176.4
Construction in progress	30.9	32.7
Property, plant and equipment—gross	$4,568.7	$4,593.7
Less: accumulated depreciation	(3,489.1)	(3,444.6)
Property, plant and equipment—net	$1,079.6	$1,149.1
______________________________

(1)	Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

The Company recorded impairment charges of $1.5 million and $3.6 million for the three and nine months ended September 30, 2019, respectively, and $4.5 million and $16.0 million for the three and nine months ended September 30, 2018, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 5, “Restructuring, Impairment and Transaction-Related Charges,” for further discussion on impairment charges).

The Company recognized depreciation expense of $41.3 million and $125.5 million for the three and nine months ended September 30, 2019, respectively, and $44.0 million and $137.0 million for the three and nine months ended September 30, 2018, respectively.

Assets Held for Sale from Continuing Operations

The Company considered certain closed facilities for held for sale classification on the condensed consolidated balance sheets and determined there were no assets held for sale from continuing operations as of September 30, 2019, or as of December 31, 2018.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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

Beginning in April 2016, the Company self-reported to the SEC and to the United States Department of Justice (“DOJ”) certain Foreign Corrupt Practices Act (“FCPA”) issues arising from its operations managed from Peru, and from Quad/Tech China. Also, during the course of its internal investigation of these matters, the Company identified and informed the Office of Foreign Assets Control (“OFAC”), the DOJ and the SEC of certain transactions involving Cuba arising from the Company’s operations managed from Peru. During the third quarter of 2019, the Company and the SEC entered into a resolution of these matters and the Company paid $9.9 million to the SEC in October 2019. The DOJ declined to bring any action against the Company, citing the Company’s voluntary and prompt self-reporting, cooperation and full remediation.

During the third quarter of 2019, the Company and the Peruvian antitrust authority, INDECOPI, entered into a resolution regarding INDECOPI’s investigation into certain competition law issues with regard to private sector clients and the Company agreed to pay a total of $3.2 million over the next four years, beginning in January 2020.

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

Note 10. Debt

The components of long-term debt as of September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
Master note and security agreement	$74.5	$96.2
Term Loan A	814.7	281.3
Term Loan B	—	279.5
Revolving credit facility	19.4	—
Senior unsecured notes	243.5	243.5
International term loans	17.3	17.8
International revolving credit facilities	3.3	11.8
Other	2.1	2.6
Debt issuance costs	(9.9)	(7.2)
Total debt	$1,164.9	$925.5
Less: short-term debt and current portion of long-term debt	(66.0)	(42.9)
Long-term debt	$1,098.9	$882.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $1.2 billion and $0.9 billion at September 30, 2019, and December 31, 2018, respectively. The fair value determination of the Company’s total debt was categorized as Level 2 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs).

2019 Senior Secured Credit Facility Amendment

The Company completed the third amendment to the April 28, 2014 Senior Secured Credit Facility on January 31, 2019. This third amendment was completed to provide Quad with the liquidity and structural flexibility to consummate the proposed, but now terminated, acquisition of LSC and to extend existing maturities by (a) increasing the aggregate amount of the existing revolving credit facility from $725.0 million to $800.0 million with a term of five years, maturing on January 31, 2024; (b) increasing the aggregate amount of the existing Term Loan A from $375.0 million to $825.0 million with a delayed draw feature and term of five years, maturing on January 31, 2024; and (c) increasing the aggregate amount of the existing Term Loan B from $300.0 million to $500.0 million with a term of seven years, maturing on January 31, 2026. The Company intended that the loans available under the amended revolving credit facility would be used to repay, refinance, repurchase, redeem, exchange or otherwise terminate LSC’s existing indebtedness in connection with the consummation of the merger, and to pay transaction expenses. On July 26, 2019, following the termination of the acquisition of LSC, Quad fully funded the $825.0 million delayed draw Term Loan A to retire the entire amount outstanding on the $500.0 million Term Loan B and reduced the borrowings under the revolving credit facility. The Company recognized a $14.6 million loss on debt extinguishment during the three months ended September 30, 2019, for the retirement of the Term Loan B. The third amendment also amended certain of the quarterly financial covenants to which the Company is subject (all financial terms, numbers and ratios are as defined in the Senior Secured Credit Facility, as amended by the third amendment).

Borrowings under the revolving credit facility and delayed draw Term Loan A made under the Senior Secured Credit Facility will initially bear interest at 2.50% in excess of reserve adjusted London Interbank Offered Rate (“LIBOR”), or 1.50% in excess of an alternate base rate, and borrowings under the Term Loan B bear interest at 5.00% in excess of reserve adjusted LIBOR, or 4.00% in excess of an alternative base rate at the Company’s option.

The Senior Secured Credit Facility remains secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

In conjunction with the third amendment to the Company’s Senior Secured Credit Facility completed on January 31, 2019, the Company incurred $20.2 million in debt issuance costs. In accordance with the accounting guidance for the treatment of debt issuance costs in a debt extinguishment, of the $20.2 million in new debt issuance costs, $6.0 million was classified as a reduction of long-term debt in the condensed consolidated balance sheets and $14.2 million was expensed and was classified as loss on debt extinguishment in the condensed consolidated statements of operations at the time of the refinancing. In addition, a new original issue discount of $15.0 million related to the Term Loan B of the Senior Secured Credit facility was classified as a reduction of long-term debt in the condensed consolidated balance sheets at the time of the refinancing. The Company has recognized a $14.6 million loss on debt extinguishment during the three months ended September 30, 2019, for the retirement of the Term Loan B.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Debt Issuance Costs and Original Issue Discount

Activity impacting the Company’s debt issuance costs for the nine months ended September 30, 2019, was as follows:

Capitalized Debt Issuance Costs
Balance at December 31, 2018	$7.2
Debt issuance costs from January 31, 2019 debt financing arrangement	6.0
Loss on debt extinguishment from February 10, 2017 debt financing arrangement	(0.7)
Loss on debt extinguishment from July 26, 2019 delayed draw Term Loan A funding and retirement of Term Loan B	(0.5)
Amortization of debt issuance costs	(2.1)
Balance at September 30, 2019	$9.9

Activity impacting the Company’s original issue discount for the nine months ended September 30, 2019, was as follows:

Original Issue Discount
Balance at December 31, 2018	$1.0
Original issue discount from January 31, 2019 debt financing arrangement	15.0
Loss on debt extinguishment from February 10, 2017 debt financing arrangement	(1.0)
Loss on debt extinguishment from July 26, 2019 delayed draw Term Loan A funding and retirement of Term Loan B	(14.1)
Amortization of original issue discount	(0.9)
Balance at September 30, 2019	$—

2019 Loss on Debt Extinguishment

The loss on debt extinguishment recorded during the nine months ended September 30, 2019, was comprised of the following:

Loss on Debt Extinguishment
Debt issuance costs:
Debt issuance costs from February 10, 2017 debt financing arrangement	$0.7
Debt issuance costs from January 31, 2019 debt financing arrangement	14.2
Debt issuance costs from July 26, 2019 delayed draw Term Loan A funding and retirement of Term Loan B	0.5
Original issue discount:
Original issue discount from February 10, 2017 debt financing arrangement	1.0
Original issue discount from July 26, 2019 delayed draw Term Loan A funding and retirement of Term Loan B	14.1
Total	$30.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2019:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2019, the Company’s total leverage ratio was 3.18 to 1.00).

•
Liquidity. The Company is required to maintain liquidity, defined as unrestricted cash and permitted investments of the Company and its subsidiaries (subject to certain conditions) plus the aggregate amount of the unused revolving credit facility commitments, of not less than $300.0 million at any time during the period from six months prior to the maturity date of the Company’s unsecured 7.0% senior notes maturing on May 1, 2022, (the “Senior Unsecured Notes”) until the earlier of the date on which (a) such Senior Unsecured Notes are repaid in full or (b) the maturity date of such Senior Unsecured Notes is extended to a date that is at least 91 days later than the latest maturity date under the Senior Secured Credit Facility. As of September 30, 2019, the liquidity covenant is not applicable, as the Company is not within the six month period prior to the May 1, 2022, maturity date of the Senior Unsecured Notes.

•
If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:

◦
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured net debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2019, the Company’s senior secured leverage ratio was 2.51 to 1.00).

◦
Interest Coverage Ratio. On a rolling twelve-month basis, the interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2019, the Company’s interest coverage ratio was 4.85 to 1.00).

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

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock, including the following:

•
If the Company’s total leverage ratio is greater than 2.75 to 1.00 (as defined in the Senior Secured Credit Facility), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 2.75 to 1.00, there are no such restrictions. As the Company’s total leverage ratio as of September 30, 2019, was 3.18 to 1.00, the limitations described above are currently applicable.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

•
If the Company’s senior secured leverage ratio is greater than 3.00 to 1.00 or the Company’s total leverage ratio is greater than 3.50 to 1.00 (these ratios as defined in the Senior Secured Credit Facility), the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the senior secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s senior secured leverage ratio was 2.51 to 1.00 and total leverage ratio was 3.18 to 1.00, as of September 30, 2019.

Note 11. Leases

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

•
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the implicit interest rate as it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms based on the published United States Treasury rates as well as the Company’s credit rating at implementation or at the lease inception date.

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

The Company’s ROU assets for both operating and finance leases are reviewed for impairment losses on a quarterly basis in line with ASC 360-10 — Property, Plant, and Equipment — Overall. The Company has not recognized any impairment losses to date from continuing operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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

Adoption of ASU 2016-02 — Transition Approach

The Company adopted ASU 2016-02 as of January 1, 2019 using the additional optional transition method pursuant to Accounting Standards Update 2018-11 “Leases (Topic 842): Targeted Improvements”, meaning that restatement of prior period consolidated financial statements or presentation of comparative disclosures is not necessary. During adoption, the Company elected the following practical expedients allowed:

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

Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease obligations of $130.8 million and $132.4 million, respectively, as of January 1, 2019. The transition adjustment included right-of-use assets and operating lease obligations attributable to the Book business of $0.6 million and $0.6 million, respectively. The transition had no impact to the condensed consolidated statement of operations.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

The following summarizes certain lease information for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$1.4	$3.4
Interest on lease liabilities	0.2	0.6
Operating lease cost	11.9	33.3
Short-term lease cost	—	0.3
Sublease income	(0.7)	(2.0)
Total lease cost	$12.8	$35.6

		Nine Months Ended
		September 30, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases		$—
Operating cash flows from operating leases		33.6
Financing cash flows from finance leases		4.5
Right-of-use assets obtained in exchange for new finance lease liabilities		7.8
Right-of-use assets obtained in exchange for new operating lease liabilities		17.9
Weighted-average remaining lease term — finance leases		2.1 years
Weighted-average remaining lease term — operating leases		5.1 years
Weighted-average discount rate — finance leases		6.4%
Weighted-average discount rate — operating leases		6.7%

Future maturities of lease liabilities at September 30, 2019 were as follows:

	Future Maturities of Operating Leases	Future Maturities of Finance Leases
Remainder of 2019	$10.9	$2.8
2020	38.0	6.9
2021	26.4	2.8
2022	19.7	1.5
2023	15.4	0.2
2024 and thereafter	33.6	—
Total minimum payments	144.0	14.2
Less: present value discount	(22.9)	(0.9)
Lease liability	$121.1	$13.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

The following tables summarize certain lease information from continuing operations for the year ended December 31, 2018, prior to the implementation of the guidance under ASC 842.

The components of finance lease assets at December 31, 2018, were as follows:

2018
Leased equipment—gross	$21.7
Less: accumulated depreciation	(12.0)
Leased equipment—net	$9.7

The future maturities of finance leases at December 31, 2018, were as follows:

Future Maturities of Finance Leases
2019	$4.3
2020	3.3
2021	2.5
2022	1.3
2023	0.2
2024 and thereafter	—
Total minimum payments	11.6
Less: amounts representing interest	(1.3)
Present value of minimum payments	10.3
Less: current portion	(3.6)
Long-term finance lease obligations	$6.7

The Company has various operating lease agreements. Future minimum rental commitments under non-cancelable leases at December 31, 2018, were as follows:

Future Minimum Rental Commitments
2019	$37.9
2020	33.3
2021	23.9
2022	17.8
2023	13.7
2024 and thereafter	31.1
Total	$157.7

Note 12. Income Taxes

The Company records income tax expense (benefit) on an interim basis. The estimated effective income tax rate is adjusted quarterly, and items discrete to a specific quarter are reflected in income tax expense (benefit) for that interim period. Tax allocable to continuing operations is calculated without regard to the tax effects of income and losses allocable to discontinued operations under the incremental approach.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

The effective income tax rate for the interim period can differ from the statutory tax rate, as it reflects discrete items, such as changes in the liability for unrecognized tax benefits related to the establishment and settlement of income tax exposures and benefits related to share-based compensation.

The Company currently has various open tax audits in multiple jurisdictions.  From time to time, the Company will receive tax assessments as part of the process.  Based on the information available as of September 30, 2019, the Company has recorded its best estimate of the potential settlements of these audits.  Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of September 30, 2019, was $10.5 million. The Company anticipates a $1.7 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations.

Note 13. Financial Instruments and Fair Value Measurements

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

Level 3:	Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of September 30, 2019.

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

The Company classifies the interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swaps classified as Level 2 as of September 30, 2019, and December 31, 2018, were as follows:

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swap assets	Prepaid expenses and other current assets	$—	$4.3
Interest rate swap liabilities	Other long-term liabilities	$(8.3)	$—

The interest rate swaps were highly effective as of September 30, 2019. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate swaps have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the interest rate swaps have been included in other comprehensive loss in the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest paid (received)	$(0.2)	$(0.1)	$(1.0)	$—
Gain (loss) recognized in other comprehensive income (loss)	(2.0)	1.0	$(12.6)	$6.1

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of September 30, 2019.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the three and nine months ended September 30, 2019 and 2018, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 10, “Debt,” for the fair value of the Company’s debt as of September 30, 2019.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 3, “Acquisitions and Strategic Investments,” for further discussion on acquisitions. See Note 4, “Discontinued Operations”; Note 5, “Restructuring, Impairment and Transaction-Related Charges”; Note 6, “Goodwill and Other Intangible Assets”; and Note 8, “Property, Plant and Equipment” for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and accrued liabilities approximate their carrying values as of September 30, 2019, and December 31, 2018.

Note 14. Accrued Liabilities and Other Long-Term Liabilities

The components of accrued and other long-term liabilities as of September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019			December 31, 2018
	Accrued Liabilities	Other Long-Term Liabilities	Total	Accrued Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$116.7	$57.7	$174.4	$122.4	$62.8	$185.2
Single employer pension plan obligations	1.7	72.1	73.8	1.7	80.9	82.6
Multiemployer pension plans – withdrawal liability	8.8	37.0	45.8	8.4	42.5	50.9
Tax-related liabilities	29.2	4.1	33.3	29.5	8.1	37.6
Restructuring liabilities	22.5	4.8	27.3	23.1	2.9	26.0
Interest and rent liabilities	9.8	0.3	10.1	6.0	1.4	7.4
Other	88.6	31.2	119.8	94.0	33.2	127.2
Total	$277.3	$207.2	$484.5	$285.1	$231.8	$516.9

______________________________

(1)	Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers’ compensation.

Note 15. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Employee Stock Ownership Plan (“ESOP”) holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. The Company made a non-cash contribution of 1,006,061 shares of Company class A common stock at a stock price of $22.18 per share for a total value of $22.3 million to the ESOP during the nine months ended September 30, 2018. There were no profit sharing contributions during the three months ended September 30, 2018, or during the three and nine months ended September 30, 2019.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

The components of net pension income for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$(4.4)	$(4.0)	$(13.2)	$(12.0)
Expected return on plan assets	5.9	7.1	17.7	21.3
Net pension income	$1.5	$3.1	$4.5	$9.3

The Company made $0.8 million in benefit payments to its non-qualified defined benefit pension plans and made $3.5 million in contributions to its qualified defined benefit pension plans during the nine months ended September 30, 2019.

Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a withdrawal liability based on information provided by each plan’s trustee. The Company has reserved $45.8 million for the total MEPPs withdrawal liability as of September 30, 2019, of which $37.0 million was recorded in other long-term liabilities and $8.8 million was recorded in accrued liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU and GCC until April 2032 and February 2024, respectively. The Company made payments totaling $7.8 million and $10.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 16. Earnings (Loss) Per Share Attributable to Quad Common Shareholders

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the three and nine months ended September 30, 2019, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 0.3 million and 0.5 million class A common shares for the three and nine months ended September 30, 2018, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock, including the impact of discontinued operations, for the three and nine months ended September 30, 2019 and 2018, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net earnings (loss) from continuing operations	$(47.0)	$27.5	$(62.8)	$41.1
Less: net earnings (loss) attributable to noncontrolling interests	0.1	(0.9)	(0.1)	(0.8)
Net earnings (loss) from continuing operations attributable to Quad common shareholders	(47.1)	28.4	(62.7)	41.9

Loss from discontinued operations, net of tax	(79.4)	(5.0)	(101.1)	(12.6)

Net earnings (loss) attributable to Quad common shareholders	$(126.5)	$23.4	$(163.8)	$29.3

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	50.1	49.3	50.0	50.0
Plus: effect of dilutive equity incentive instruments	—	1.8	—	1.8
Diluted weighted average number of common shares outstanding for all classes of common shares	50.1	51.1	50.0	51.8

Earnings (loss) per share attributable to Quad common shareholders
Basic:
Continuing operations	$(0.94)	$0.57	$(1.26)	$0.84
Discontinued operations	(1.58)	(0.10)	(2.02)	(0.25)
Basic earnings (loss) per share attributable to Quad common shareholders	$(2.52)	$0.47	$(3.28)	$0.59

Diluted:
Continuing operations	$(0.94)	$0.56	$(1.26)	$0.81
Discontinued operations	(1.58)	(0.10)	(2.02)	(0.24)
Diluted earnings (loss) per share attributable to Quad common shareholders	$(2.52)	$0.46	$(3.28)	$0.57

Cash dividends paid per common share for all classes of common shares	$0.30	$0.30	$0.90	$0.90

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Note 17. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (“Omnibus Plan”) for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees; and (2) to increase shareholder value. In May 2019, an additional 1,800,000 shares were approved for issuance, providing for an aggregate 12,671,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock (“RS”), restricted stock units (“RSU”), deferred stock units (“DSU”) or other stock-based awards as determined by the Company’s Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. There were 1,629,294 shares of class A common stock reserved for issuance under the Omnibus Plan as of September 30, 2019. Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs. The Company plans to either use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

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

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $3.9 million and $11.6 million for the three and nine months ended September 30, 2019, respectively, and $3.2 million and $12.3 million for the three and nine months ended September 30, 2018, respectively, and was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations. Total stock-based compensation expense included expense of $0.4 million and income of $0.2 million recognized for liability awards that are remeasured on a quarterly basis during the three and nine months ended September 30, 2019, respectively. Total future compensation expense related to all equity incentive programs granted as of September 30, 2019, was estimated to be $19.2 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $3.5 million for the remainder of 2019, $9.7 million for 2020, $5.3 million for 2021 and $0.7 million for 2022.

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

There were no stock options granted, and no compensation expense was recognized related to stock options for the three and nine months ended September 30, 2019 and 2018. There is no future compensation expense for stock options as of September 30, 2019.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of the stock option activity for the nine months ended September 30, 2019:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2018	942,315	$24.31	1.8	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(147,292)	18.64
Outstanding and exercisable at September 30, 2019	795,023	$25.36	1.3	$—

The intrinsic value of options outstanding and exercisable at September 30, 2019, and December 31, 2018, was based on the fair value of the stock price. All outstanding options are vested as of September 30, 2019.

There were no stock options exercised during the three and nine months ended September 30, 2019. The following table is a summary of the stock option exercise activity for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Total intrinsic value of stock options exercised	$0.1	$3.7
Proceeds from stock options exercised	0.1	4.1

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

The following table is a summary of RS and RSU award activity for the nine months ended September 30, 2019:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2018	2,335,916	$17.36	1.0	107,092	$16.70	0.8
Granted	1,503,344	12.31		186,807	12.33
Vested	(1,118,071)	9.46		(58,187)	9.51
Forfeited	(38,758)	22.53		(5,091)	26.88
Nonvested at September 30, 2019	2,682,431	$17.75	1.8	230,621	$14.75	2.1

In the first quarter of 2019, the Company issued RSU awards in connection with the acquisition of Periscope that are accounted for as liability awards that will vest on March 1, 2022. The awards were recorded at fair value on the initial issuance date and are remeasured to fair value at each reporting period, with the change in fair value being recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The change in fair value of the awards classified as liabilities resulted in expense of $0.4 million and income of $0.2 million for the three and nine months ended September 30, 2019. As of September 30, 2019, the fair value of the RSU awards classified as liabilities was $1.5 million and was included in other long-term liabilities on the condensed consolidated balance sheets.

In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSU awards classified as equity was $3.5 million and $10.9 million for the three and nine months ended September 30, 2019, respectively, and $3.2 million and $11.4 million for the three and nine months ended September 30, 2018, respectively.

Deferred Stock Units

Deferred stock units are awards of rights to shares of the Company’s class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the nine months ended September 30, 2019:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	236,561	$19.40
Granted	72,464	12.32
Dividend equivalents granted	26,173	10.19
Settled	(30,676)	22.53
Outstanding at September 30, 2019	304,522	$16.61

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents, and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Compensation expense recognized for DSU awards was $0.9 million during the nine months ended September 30, 2019 and 2018. There was no compensation expense recognized for DSU awards during the three months ended September 30, 2019 and 2018. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

Note 18. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
September 30, 2019	105.0	39.3	1.0	40.3
December 31, 2018	80.0	38.1	2.2	40.3

Class B stock ($0.025 par value)
September 30, 2019	80.0	13.5	—	13.5
December 31, 2018	80.0	13.5	—	13.5

Class C stock ($0.025 par value)
September 30, 2019	20.0	—	0.5	0.5
December 31, 2018	20.0	—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at September 30, 2019, and December 31, 2018. The Company has no present plans to issue any preferred stock.

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

On September 6, 2011, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. On July 30, 2018, the Company’s Board of Directors discontinued the remainder of the September 6, 2011 share repurchase program and authorized a new share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. There were no shares repurchased during the three and nine months ended September 30, 2019, or during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company repurchased 1,871,631 shares of its class A common stock at a weighted average price of $19.59 per share for a total purchase price of $36.7 million. As of September 30, 2019, there were $100.0 million of authorized repurchases remaining under the program.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The dividend activity related to the then outstanding shares for the nine months ended September 30, 2019 and 2018, was as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2019
Q3 Dividend	July 30, 2019	August 19, 2019	September 6, 2019	$0.30
Q2 Dividend	April 30, 2019	May 20, 2019	June 7, 2019	0.30
Q1 Dividend	February 19, 2019	February 25, 2019	March 8, 2019	0.30
2018
Q3 Dividend	July 31, 2018	August 20, 2018	September 7, 2018	$0.30
Q2 Dividend	May 1, 2018	May 21, 2018	June 8, 2018	0.30
Q1 Dividend	February 21, 2018	March 19, 2018	March 30, 2018	0.30

Note 19. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2019, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at January 1, 2019	$(130.0)	$3.3	$(25.5)	$(152.2)
Other comprehensive loss before reclassifications	(6.4)	(9.4)	—	(15.8)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—	—
Net other comprehensive loss	(6.4)	(9.4)	—	(15.8)
Balance at September 30, 2019	$(136.4)	$(6.1)	$(25.5)	$(168.0)

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2018, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at January 1, 2018	$(117.0)	$1.6	$(11.9)	$(127.3)
Other comprehensive income (loss) before reclassifications	(9.3)	4.6	—	(4.7)
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	—	—	—
Net other comprehensive income (loss)	(9.3)	4.6	—	(4.7)
Balance at September 30, 2018	$(126.3)	$6.2	$(11.9)	$(132.0)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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

•United States Print and Related Services
•International
•Corporate

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink.

International

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. As of September 30, 2019, the Company has no unrestricted subsidiaries as defined in the Company’s Senior Unsecured Notes indenture.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

The following is a summary of segment information for the three and nine months ended September 30, 2019 and 2018:

	Net Sales		Operating Income (Loss) from Continuing Operations	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended September 30, 2019
United States Print and Related Services	$649.8	$197.2	$27.1	$7.3
International	92.7	3.9	2.6	2.5
Total operating segments	742.5	201.1	29.7	9.8
Corporate	—	—	(59.1)	46.9
Total	$742.5	$201.1	$(29.4)	$56.7

Three months ended September 30, 2018
United States Print and Related Services	$686.7	$198.0	$55.4	$3.2
International	84.4	4.4	3.8	1.9
Total operating segments	771.1	202.4	59.2	5.1
Corporate	—	—	(12.2)	0.2
Total	$771.1	$202.4	$47.0	$5.3

Nine months ended September 30, 2019
United States Print and Related Services	$1,962.4	$593.6	$89.8	$15.1
International	285.0	12.5	4.9	7.5
Total operating segments	2,247.4	606.1	94.7	22.6
Corporate	—	—	(89.0)	51.1
Total	$2,247.4	$606.1	$5.7	$73.7

Nine months ended September 30, 2018
United States Print and Related Services	$2,009.5	$566.9	$119.2	$31.7
International	270.5	14.0	11.1	4.9
Total operating segments	2,280.0	580.9	130.3	36.6
Corporate	—	—	(45.1)	4.0
Total	$2,280.0	$580.9	$85.2	$40.6

Restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2019 and 2018, are further described in Note 5, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) from continuing operations results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

A reconciliation of operating income (loss) from continuing operations to earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of unconsolidated entity as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income (loss) from continuing operations	$(29.4)	$47.0	$5.7	$85.2
Less: interest expense	22.0	18.3	69.6	53.9
Less: net pension income	(1.5)	(3.1)	(4.5)	(9.3)
Less: loss on debt extinguishment	14.6	—	30.5	—
Earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of unconsolidated entity	$(64.5)	$31.8	$(89.9)	$40.6

Note 21. Separate Financial Information of Subsidiary Guarantors of Indebtedness

On April 28, 2014, Quad completed an offering of the Senior Unsecured Notes (see Note 10, “Debt,” for further details on the Senior Unsecured Notes). Each of the Company’s Guarantor Subsidiaries fully and unconditionally guarantee or, in the case of future subsidiaries, will guarantee, on a joint and several basis, the Senior Unsecured Notes. All of the current Guarantor Subsidiaries are 100% owned by the Company. Guarantor Subsidiaries will be automatically released from these guarantees upon the occurrence of certain events, including the following:

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2019

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$396.9	$539.3	$118.7	$(111.3)	$943.6
Cost of sales	323.7	457.8	91.0	(108.0)	764.5
Selling, general and administrative expenses	62.6	25.8	14.5	(3.3)	99.6
Depreciation and amortization	21.6	24.0	6.6	—	52.2
Restructuring, impairment and transaction-related charges	58.0	(3.6)	2.3	—	56.7
Total operating expenses	465.9	504.0	114.4	(111.3)	973.0
Operating income (loss) from continuing operations	$(69.0)	$35.3	$4.3	$—	$(29.4)
Interest expense (income)	20.3	0.5	1.2	—	22.0
Net pension income	—	(1.5)	—	—	(1.5)
Loss (gain) on debt extinguishment	14.6	—	—	—	14.6
Earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(103.9)	36.3	3.1	—	(64.5)
Income tax expense (benefit)	(30.0)	11.6	0.8	—	(17.6)
Earnings (loss) from continuing operations before equity in (earnings) loss of consolidated and unconsolidated entities	(73.9)	24.7	2.3	—	(46.9)
Equity in (earnings) loss of consolidated entities	52.6	1.1	—	(53.7)	—
Equity in (earnings) loss of unconsolidated entity	—	—	0.1	—	0.1
Net earnings (loss) from continuing operations	(126.5)	23.6	2.2	53.7	(47.0)
Loss from discontinued operations, net of tax	—	(79.4)	—	—	(79.4)
Net earnings (loss)	(126.5)	(55.8)	2.2	53.7	(126.4)
Less: net earnings (loss) attributable to noncontrolling interests	—	—	0.1	—	0.1
Net earnings (loss) attributable to Quad common shareholders	$(126.5)	$(55.8)	$2.1	$53.7	$(126.5)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2019

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(126.5)	$(55.8)	$2.2	$53.7	$(126.4)
Other comprehensive income (loss), net of tax	(9.7)	(1.6)	(7.3)	8.9	(9.7)
Total comprehensive income (loss)	(136.2)	(57.4)	(5.1)	62.6	(136.1)
Less: comprehensive earnings (loss) attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Quad common shareholders	$(136.2)	$(57.4)	$(5.2)	$62.6	$(136.2)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$426.0	$571.2	$110.3	$(134.0)	$973.5
Cost of sales	326.1	497.9	84.5	(131.5)	777.0
Selling, general and administrative expenses	57.8	22.1	11.8	(2.5)	89.2
Depreciation and amortization	24.7	22.4	7.9	—	55.0
Restructuring, impairment and transaction-related charges	(2.5)	5.7	2.1	—	5.3
Total operating expenses	406.1	548.1	106.3	(134.0)	926.5
Operating income (loss) from continuing operations	$19.9	$23.1	$4.0	$—	$47.0
Interest expense (income)	16.3	0.7	1.3	—	18.3
Net pension income	—	(3.1)	—	—	(3.1)
Earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	3.6	25.5	2.7	—	31.8
Income tax expense (benefit)	1.2	2.8	0.5	—	4.5
Earnings (loss) from continuing operations before equity in (earnings) loss of consolidated and unconsolidated entities	2.4	22.7	2.2	—	27.3
Equity in (earnings) loss of consolidated entities	(21.0)	(1.5)	—	22.5	—
Equity in (earnings) loss of unconsolidated entity	—	—	(0.2)	—	(0.2)
Net earnings (loss) from continuing operations	23.4	24.2	2.4	(22.5)	27.5
Loss from discontinued operations, net of tax	—	(5.0)	—	—	(5.0)
Net earnings (loss)	23.4	19.2	2.4	(22.5)	22.5
Less: net earnings (loss) attributable to noncontrolling interests	—	—	(0.9)	—	(0.9)
Net earnings (loss) attributable to Quad common shareholders	$23.4	$19.2	$3.3	$(22.5)	$23.4

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$23.4	$19.2	$2.4	$(22.5)	$22.5
Other comprehensive income (loss), net of tax	1.4	(1.9)	(0.4)	2.3	1.4
Total comprehensive income (loss)	24.8	17.3	2.0	(20.2)	23.9
Less: comprehensive earnings (loss) attributable to noncontrolling interests	—	—	(0.9)	—	(0.9)
Comprehensive income (loss) attributable to Quad common shareholders	$24.8	$17.3	$2.9	$(20.2)	$24.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2019

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,180.9	$1,631.2	$363.6	$(322.2)	$2,853.5
Cost of sales	957.3	1,393.1	286.9	(313.0)	2,324.3
Selling, general and administrative expenses	184.6	75.1	40.0	(9.2)	290.5
Depreciation and amortization	67.1	72.1	20.1	—	159.3
Restructuring, impairment and transaction-related charges	61.8	4.4	7.5	—	73.7
Total operating expenses	1,270.8	1,544.7	354.5	(322.2)	2,847.8
Operating income (loss) from continuing operations	$(89.9)	$86.5	$9.1	$—	$5.7
Interest expense (income)	64.6	1.3	3.7	—	69.6
Net pension income	—	(4.5)	—	—	(4.5)
Loss (gain) on debt extinguishment	30.5	—	—	—	30.5
Earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(185.0)	89.7	5.4	—	(89.9)
Income tax expense (benefit)	(48.6)	20.3	0.3	—	(28.0)
Earnings (loss) from continuing operations before equity in (earnings) loss of consolidated and unconsolidated entities	(136.4)	69.4	5.1	—	(61.9)
Equity in (earnings) loss of consolidated entities	27.4	(1.0)	—	(26.4)	—
Equity in (earnings) loss of unconsolidated entity	—	—	0.9	—	0.9
Net earnings (loss) from continuing operations	(163.8)	70.4	4.2	26.4	(62.8)
Loss from discontinued operations, net of tax	—	(101.1)	—	—	(101.1)
Net earnings (loss)	(163.8)	(30.7)	4.2	26.4	(163.9)
Less: net earnings (loss) attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Net earnings (loss) attributable to Quad common shareholders	$(163.8)	$(30.7)	$4.3	$26.4	$(163.8)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2019

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$(163.8)	$(30.7)	$4.2	$26.4	$(163.9)
Other comprehensive income (loss), net of tax	(15.8)	(2.2)	(6.0)	8.2	(15.8)
Total comprehensive income (loss)	(179.6)	(32.9)	(1.8)	34.6	(179.7)
Less: comprehensive earnings (loss) attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Quad common shareholders	$(179.6)	$(32.9)	$(1.7)	$34.6	$(179.6)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,236.8	$1,624.3	$337.2	$(337.4)	$2,860.9
Cost of sales	966.5	1,406.2	261.5	(329.9)	2,304.3
Selling, general and administrative expenses	176.6	65.4	34.3	(7.5)	268.8
Depreciation and amortization	74.9	67.4	19.7	—	162.0
Restructuring, impairment and transaction-related charges	6.8	29.0	4.8	—	40.6
Total operating expenses	1,224.8	1,568.0	320.3	(337.4)	2,775.7
Operating income (loss) from continuing operations	$12.0	$56.3	$16.9	$—	$85.2
Interest expense (income)	47.7	2.3	3.9	—	53.9
Net pension income	—	(9.3)	—	—	(9.3)
Earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of consolidated and unconsolidated entities	(35.7)	63.3	13.0	—	40.6
Income tax expense (benefit)	(8.7)	7.7	1.2	—	0.2
Earnings (loss) from continuing operations before equity in (earnings) loss of consolidated and unconsolidated entities	(27.0)	55.6	11.8	—	40.4
Equity in (earnings) loss of consolidated entities	(56.3)	(4.4)	—	60.7	—
Equity in (earnings) loss of unconsolidated entity	—	—	(0.7)	—	(0.7)
Net earnings (loss) from continuing operations	29.3	60.0	12.5	(60.7)	41.1
Loss from discontinued operations, net of tax	—	(12.6)	—	—	(12.6)
Net earnings (loss)	29.3	47.4	12.5	(60.7)	28.5
Less: net earnings (loss) attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net earnings (loss) attributable to Quad common shareholders	$29.3	$47.4	$13.3	$(60.7)	$29.3

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net earnings (loss)	$29.3	$47.4	$12.5	$(60.7)	$28.5
Other comprehensive income (loss), net of tax	(4.7)	(4.8)	(9.8)	14.6	(4.7)
Total comprehensive income (loss)	24.6	42.6	2.7	(46.1)	23.8
Less: comprehensive earnings (loss) attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to Quad common shareholders	$24.6	$42.6	$3.5	$(46.1)	$24.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of September 30, 2019

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$6.7	$2.3	$9.2	$—	$18.2
Receivables, less allowances for doubtful accounts	356.6	32.2	83.2	—	472.0
Intercompany receivables	—	191.8	38.9	(230.7)	—
Inventories	141.8	94.9	51.9	—	288.6
Other current assets	33.4	2.4	10.6	—	46.4
Current assets of discontinued operations	—	39.8	—	—	39.8
Total current assets	538.5	363.4	193.8	(230.7)	865.0

Property, plant and equipment—net	618.2	321.0	140.4	—	1,079.6
Investment in consolidated entities	851.9	20.0	—	(871.9)	—
Goodwill and intangible assets—net	1.7	202.4	48.6	—	252.7
Intercompany loan receivable	64.7	—	—	(64.7)	—
Other long-term assets	54.7	137.3	55.2	—	247.2
Long-term assets of discontinued operations	—	23.5	—	—	23.5
Total assets	$2,129.7	$1,067.6	$438.0	$(1,167.3)	$2,468.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$244.0	$87.8	$84.5	$—	$416.3
Intercompany accounts payable	230.7	—	—	(230.7)	—
Short-term debt and current portion of long-term debt and lease obligations	63.4	31.5	11.9	—	106.8
Other current liabilities	169.9	66.1	41.3	—	277.3
Current liabilities of discontinued operations	—	18.5	—	—	18.5
Total current liabilities	708.0	203.9	137.7	(230.7)	818.9

Long-term debt and lease obligations	1,103.7	67.9	20.9	—	1,192.5
Intercompany loan payable	—	—	64.7	(64.7)	—
Other long-term liabilities	77.0	122.1	13.4	—	212.5
Long-term liabilities of discontinued operations	—	3.1	—	—	3.1
Total liabilities	1,888.7	397.0	236.7	(295.4)	2,227.0

Total shareholders’ equity and noncontrolling interests	241.0	670.6	201.3	(871.9)	241.0
Total liabilities and shareholders’ equity	$2,129.7	$1,067.6	$438.0	$(1,167.3)	$2,468.0

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$60.3	$2.9	$6.3	$—	$69.5
Receivables, less allowances for doubtful accounts	347.1	63.1	87.4	—	497.6
Intercompany receivables	—	142.8	28.8	(171.6)	—
Inventories	108.6	99.4	71.0	—	279.0
Other current assets	34.3	1.7	9.2	—	45.2
Current assets of discontinued operations	—	55.3	—	—	55.3
Total current assets	550.3	365.2	202.7	(171.6)	946.6

Property, plant and equipment—net	647.7	343.3	158.1	—	1,149.1
Investment in consolidated entities	757.0	16.7	—	(773.7)	—
Goodwill and intangible assets—net	1.7	101.2	54.2	—	157.1
Intercompany loan receivable	109.7	—	—	(109.7)	—
Other long-term assets	42.5	5.7	45.0	—	93.2
Long-term assets of discontinued operations	—	123.1	—	—	123.1
Total assets	$2,108.9	$955.2	$460.0	$(1,055.0)	$2,469.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$250.8	$137.8	$107.7	$—	$496.3
Intercompany accounts payable	171.6	—	—	(171.6)	—
Short-term debt and current portion of long-term debt and finance lease obligations	28.2	0.7	17.6	—	46.5
Other current liabilities	182.6	57.5	45.0	—	285.1
Current liabilities of discontinued operations	—	23.4	—	—	23.4
Total current liabilities	633.2	219.4	170.3	(171.6)	851.3

Long-term debt and finance lease obligations	875.2	1.0	13.1	—	889.3
Intercompany loan payable	—	42.0	67.7	(109.7)	—
Other long-term liabilities	140.3	114.6	9.0	—	263.9
Long-term liabilities of discontinued operations	—	4.4	—	—	4.4
Total liabilities	1,648.7	381.4	260.1	(281.3)	2,008.9

Total shareholders’ equity and noncontrolling interests	460.2	573.8	199.9	(773.7)	460.2
Total liabilities and shareholders’ equity	$2,108.9	$955.2	$460.0	$(1,055.0)	$2,469.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2019

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(31.5)	$39.0	$(3.4)	$—	$4.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(42.5)	(49.7)	(6.3)	—	(98.5)
Acquisition related investing activities	—	(120.7)	(0.3)	—	(121.0)
Intercompany investing activities	(199.1)	(96.6)	(0.3)	296.0	—
Other investing activities	1.2	20.8	1.7	—	23.7
Net cash from (used in) investing activities	(240.4)	(246.2)	(5.2)	296.0	(195.8)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,277.6	—	6.5	—	1,284.1
Payments of long-term debt and finance lease obligations	(1,062.2)	(5.2)	(6.1)	—	(1,073.5)
Borrowings on revolving credit facilities	3,157.8	—	13.5	—	3,171.3
Payments on revolving credit facilities	(3,138.4)	—	(21.7)	—	(3,160.1)
Payment of cash dividends	(49.2)	—	—	—	(49.2)
Intercompany financing activities	64.8	211.8	19.4	(296.0)	—
Other financing activities	(32.1)	—	—	—	(32.1)
Net cash from (used in) financing activities	218.3	206.6	11.6	(296.0)	140.5

Effect of exchange rates on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	(53.6)	(0.6)	2.9	—	(51.3)
Cash and cash equivalents at beginning of period	60.3	2.9	6.3	—	69.5
Cash and cash equivalents at end of period	$6.7	$2.3	$9.2	$—	$18.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions, except share and per share data and unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018

	Quad/Graphics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES
Net cash from (used in) operating activities	$34.7	$(0.7)	$12.6	$—	$46.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18.4)	(41.5)	(25.1)	—	(85.0)
Acquisition related investing activities	—	(76.4)	5.0	—	(71.4)
Intercompany investing activities	(138.7)	1.8	(0.5)	137.4	—
Other investing activities	22.3	10.0	4.5	—	36.8
Net cash from (used in) investing activities	(134.8)	(106.1)	(16.1)	137.4	(119.6)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	0.3	—	0.3
Payments of long-term debt and finance lease obligations	(26.6)	(1.0)	(5.1)	—	(32.7)
Borrowings on revolving credit facilities	1,813.9	—	16.1	—	1,830.0
Payments on revolving credit facilities	(1,677.8)	—	(14.1)	—	(1,691.9)
Purchases of treasury stock	(36.7)	—	—	—	(36.7)
Payment of cash dividends	(47.5)	—	—	—	(47.5)
Intercompany financing activities	29.8	105.8	1.8	(137.4)	—
Other financing activities	(4.9)	—	—	—	(4.9)
Net cash from (used in) financing activities	50.2	104.8	(1.0)	(137.4)	16.6

Effect of exchange rates on cash and cash equivalents	—	—	(1.7)	—	(1.7)
Net increase (decrease) in cash and cash equivalents	(49.9)	(2.0)	(6.2)	—	(58.1)
Cash and cash equivalents at beginning of period	51.7	2.0	10.7	—	64.4
Cash and cash equivalents at end of period	$1.8	$—	$4.5	$—	$6.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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

Note 23. Subsequent Events

Declaration of Quarterly Dividend

On October 29, 2019, the Company declared a quarterly dividend of $0.15 per share, which will be paid on December 6, 2019, to shareholders of record as of November 18, 2019.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the Quad condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2018, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2019.

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

•
Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended September 30, 2019, to the three months ended September 30, 2018; and (2) the nine months ended September 30, 2019, to the nine months ended September 30, 2018. The comparability of the Company’s results of operations between periods was impacted by the 2019 acquisition of Periscope, the 2018 acquisition of Ivie and the 2018 additional investment in and consolidation of Rise. The results of operations of these acquisitions and investments are included in the Company’s condensed consolidated results prospectively from their respective dates of acquisition or consolidation. The results of the Company's United States Book business have been reported as discontinued operations for all periods presented.  Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with GAAP.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad are those described in Part I, Item 1A, “Risk Factors,” of the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on February 20, 2019, as such may be amended or supplemented in Part II, “Other Information,” Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

•	The impact of decreasing demand for printed materials and significant overcapacity in a highly competitive environment creates downward pricing pressures and potential under-utilization of assets;

•	The impact of digital media and similar technological changes, including digital substitution by consumers;

•	The impact of fluctuations in costs (including labor and labor-related costs, energy costs, freight rates and raw materials) and the impact of fluctuations in the availability of raw materials;

•	The failure to successfully identify, manage, complete and integrate acquisitions and investments;

•	The inability of the Company to reduce costs and improve operating efficiency rapidly enough to meet market conditions;

•	The impact of increased business complexity as a result of the Company’s transformation to a marketing solutions partner;

•	The impact of regulatory matters and legislative developments or changes in laws, including changes in cyber-security, privacy and environmental laws;

•	The impact of changing future economic conditions;

•	The failure of clients to perform under contracts or to renew contracts with clients on favorable terms or at all;

•	The failure to attract and retain qualified talent across the enterprise;

•	Significant capital expenditures may be needed to maintain the Company’s platforms and processes and to remain technologically and economically competitive;

•	The impact of changes in postal rates, service levels or regulations;

•	The fragility and decline in overall distribution channels, including newspaper distribution channels;

•	The impact of the various restrictive covenants in the Company’s debt facilities on the Company’s ability to operate its business;

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

•	The impact of divestitures or discontinued operations.

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

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. As a result of the decision to sell the Company’s United States Book business, all United States Print and Related Services segment amounts have been recast to exclude the Book business discontinued operations. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category are summarized below.

•
The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 90% of the Company’s consolidated net sales during the three and nine months ended September 30, 2019.

•
The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 10% of the Company’s consolidated net sales during the three and nine months ended September 30, 2019.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations increased $242 million during the nine months ended September 30, 2019, primarily to fund the acquisition of Periscope. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and finance lease obligations by $561 million and has reduced the obligations for pension, postretirement and MEPPs by $443 million, for a total obligation reduction since July of 2010 of over $1.0 billion.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management balances the use of cash between deleveraging the Company’s balance sheet (through reduction in debt and pension obligations), compelling investment opportunities (through capital expenditures, acquisitions and strategic investments) and returns to shareholders (through share repurchases and quarterly dividends).

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts, and catalogs primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years.

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

The Company continues to make progress on integrating and streamlining all aspects of its business, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. The Company has continued to evolve its manufacturing platform, equipping facilities to be product line agnostic, which enables the Company to maximize equipment utilization. Quad believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as publications and catalogs) due to economies of scale and from investments in automation and technology. The Company continues to focus on proactively aligning its cost structure to the realities of the top-line pressures it faces in the printing industry through Lean Manufacturing and sustainable continuous improvement programs. Restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 45 plant closures through September 30, 2019.

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

During the third quarter of 2019, the Company made the decision to sell its United States Book business as a part of an ongoing process to review its business portfolio and divest assets not core to the Quad 3.0 transformation. Accordingly, the Company has classified the Book business as assets and liabilities held for sale and as a discontinued operation in accordance with ASC 205-20 — Discontinued Operations. The United States Book business consists of three facilities: Versailles, Kentucky; Fairfield, Pennsylvania; and Martinsburg, West Virginia. The Company’s Book business has historically been included within the United States Print and Related Services segment and the Core Print and Related Services reporting unit.

Results of Operations for the Three Months Ended September 30, 2019, Compared to the Three Months Ended September 30, 2018

Summary Results

The Company’s operating income from continuing operations, operating margin, net earnings (loss) attributable to Quad common shareholders (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share attributable to Quad common shareholders for the three months ended September 30, 2019, changed from the three months ended September 30, 2018, as follows (dollars in millions, except margin and per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad Common Shareholders	Diluted Earnings (Loss) Per Share Attributable to Quad Common Shareholders
For the Three Months Ended September 30, 2018	$47.0	4.8%	$23.4	$0.46
Restructuring, impairment and transaction-related charges (1)	(51.4)	(5.5)%	(38.6)	(0.77)
Interest expense (2)	N/A	N/A	(2.8)	(0.06)
Net pension income (3)	N/A	N/A	(1.2)	(0.03)
2019 loss on debt extinguishment(4)	N/A	N/A	(10.9)	(0.22)
Income taxes (5)	N/A	N/A	(2.0)	(0.04)
Loss from discontinued operations, net of tax (6)	N/A	N/A	(74.4)	(1.48)
Investments in unconsolidated entity and noncontrolling interests, net of tax (7)	N/A	N/A	(1.3)	(0.02)
Operating income from continuing operations (8)	(25.0)	(2.4)%	(18.7)	(0.36)
For the Three Months Ended September 30, 2019	$(29.4)	(3.1)%	$(126.5)	$(2.52)
______________________________

(1)
Restructuring, impairment and transaction-related charges increased $51.4 million ($38.6 million, net of tax), to $56.7 million during the three months ended September 30, 2019, and included the following:

a.	An $8.2 million increase in employee termination charges from $4.1 million during the three months ended September 30, 2018, to $12.3 million during the three months ended September 30, 2019;

b.	A $3.0 million decrease in impairment charges from $4.5 million during the three months ended September 30, 2018, to $1.5 million during the three months ended September 30, 2019;

c.	A $46.6 million increase in transaction-related charges from $0.3 million during the three months ended September 30, 2018, to$46.9 million during the three months ended September 30, 2019; and

d.	A $0.4 million increase in various other restructuring income from $4.1 million during the three months ended September 30, 2018, to $4.5 million during the three months ended September 30, 2019.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)
Interest expense increased $3.7 million ($2.8 million, net of tax) during the three months ended September 30, 2019, to $22.0 million. This change was due to a higher weighted average interest rate on borrowings and higher average debt levels in the third quarter of 2019 as compared to the third quarter of 2018.

(3)
Net pension income decreased $1.6 million ($1.2 million, net of tax) during the three months ended September 30, 2019, to $1.5 million. This was due to a $1.2 million decrease from the change in the expected long-term return on pension plan assets assumption to 6.25% from 6.50%, and a $0.4 million increase from interest cost on pension plan liabilities.

(4)
A $14.6 million loss on debt extinguishment ($10.9 million, net of tax) was recognized during the three months ended September 30, 2019, from the retirement of the Term Loan B, completed on July 26, 2019.

(5)The $2.0 million impact of income taxes on continuing operations as calculated in the following table is primarily due to increased losses in foreign jurisdictions where the Company does not receive a tax benefit:

	Three Months Ended September 30,
	2019	2018	$ Change
Earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of unconsolidated entity	$(64.5)	$31.8	$(96.3)
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	(16.1)	8.0	(24.1)

Income tax expense (benefit) from the condensed consolidated statements of operations	(17.6)	4.5	(22.1)

Impact of income taxes	$1.5	$3.5	$(2.0)

(6)
The increase in loss from discontinued operations, net of tax, of $74.4 million during the three months ended September 30, 2019, was primarily due to a $90.6 million increase in restructuring, impairment and transaction-related charges during the three months ended September 30, 2019, to reduce the carrying value of the Book business to its fair value, including an $85.0 million impairment of tangible property, plant and equipment and a $5.6 million impairment of contract assets. The Company also recorded a $10.1 million goodwill impairment charge during the three months ended September 30, 2019, due to the carrying value of the Book business net assets exceeding the estimated fair value. The increase in loss was partially offset by a $30.8 million increase in income tax benefit.

(7)
The decrease from investments in unconsolidated entity and noncontrolling interests, net of tax, of $1.3 million during the three months ended September 30, 2019, was primarily related to a $1.0 million increase in earnings attributed to noncontrolling interests in the Company’s condensed consolidated statements of operations related to the Company’s 57% ownership of Rise and a $0.3 million decrease in earnings at the Company’s investment in Plural Industria Gráfica Ltda. (“Plural”), the Company’s Brazilian joint venture.

(8)
Operating income from continuing operations, excluding restructuring, impairment and transaction-related charges, decreased $25.0 million ($18.7 million, net of tax) primarily due to the following: (1) lower print volume and pricing due to ongoing industry pressures from excess capacity in the printing industry; (2) an increase in employee-related costs, primarily due to a $7.5 million increase in production hourly wages in our most competitive labor markets; and (3) an $8.4 million decrease in paper byproduct recoveries, partially offset by the following: (1) savings from cost reduction initiatives; (2) a $2.8 million decrease in depreciation and amortization expense; and (3) earnings from the Periscope acquisition.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2019		2018
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$742.5	78.7%	$771.1	79.2%	$(28.6)	(3.7)%
Services	201.1	21.3%	202.4	20.8%	(1.3)	(0.6)%
Total net sales	943.6	100.0%	973.5	100.0%	(29.9)	(3.1)%
Cost of sales:
Products	625.3	66.3%	628.9	64.6%	(3.6)	(0.6)%
Services	139.2	14.7%	148.1	15.2%	(8.9)	(6.0)%
Total cost of sales	764.5	81.0%	777.0	79.8%	(12.5)	(1.6)%
Selling, general & administrative expenses	99.6	10.6%	89.2	9.2%	10.4	11.7%
Depreciation and amortization	52.2	5.5%	55.0	5.7%	(2.8)	(5.1)%
Restructuring, impairment and transaction-related charges	56.7	6.0%	5.3	0.5%	51.4	969.8%
Total operating expenses	973.0	103.1%	926.5	95.2%	46.5	5.0%
Operating income (loss) from continuing operations	$(29.4)	(3.1)%	$47.0	4.8%	$(76.4)	(162.6)%
Net Sales

Product sales decreased $28.6 million, or 3.7%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a $33.8 million decrease in sales in the Company’s print product lines due to ongoing industry volume and pricing pressures and $5.2 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $1.3 million, or 0.6%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following: (1) a $5.8 million decrease in print imaging services; (2) a $4.5 million decrease in sales of marketing services, primarily related to print management; (3) a $1.8 million decrease in logistics sales; and (4) a $1.2 million decrease in sales of QuadMed external medical services, partially offset by a $12.0 million increase in net sales from the Periscope acquisition.

Cost of Sales

Cost of product sales decreased $3.6 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to lower print volume and cost reduction initiatives, partially offset by an increase in employee-related costs, primarily due to a $7.5 million increase in production hourly wages in our most competitive labor markets and an $8.4 million decrease in paper byproduct recoveries.

Cost of product sales as a percentage of total net sales increased to 66.3% for the three months ended September 30, 2019, compared to 64.6% for the three months ended September 30, 2018, primarily due to the reasons provided above.

Cost of service sales decreased $8.9 million, or 6.0%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to lower service sales from businesses owned longer than one year and lower freight costs, partially offset by the Periscope acquisition.

Cost of service sales as a percentage of total net sales decreased to 14.7% for the three months ended September 30, 2019, compared to 15.2% for the three months ended September 30, 2018, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.4 million, or 11.7%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a $4.0 million increase in legal and environmental charges, a $2.3 million increase from foreign translation losses and a $2.1 million increase in employee-related costs. Selling, general and administrative expenses as a percentage of net sales increased to 10.6% for the three months ended September 30, 2019, compared to 9.2% for the three months ended September 30, 2018.

Depreciation and Amortization

Depreciation and amortization decreased $2.8 million, or 5.1%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due to a $2.7 million decrease in depreciation expense, primarily related to property, plant and equipment becoming fully depreciated over the past year; and due to a $0.1 million decrease in amortization expense.
Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $51.4 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following:

	Three Months Ended September 30,
	2019	2018	$ Change
Employee termination charges	$12.3	$4.1	$8.2
Impairment charges (a)	1.5	4.5	(3.0)
Transaction-related charges (b)	46.9	0.3	46.6
Integration costs	0.5	0.5	—
Other restructuring charges
Vacant facility carrying costs and lease exit charges	2.1	2.5	(0.4)
Equipment and infrastructure removal costs	0.1	0.3	(0.2)
Gains on the sale of facilities (c)	(0.1)	(7.5)	7.4
Other restructuring activities (d)	(6.6)	0.6	(7.2)
Other restructuring income	(4.5)	(4.1)	(0.4)
Total restructuring, impairment and transaction-related charges	$56.7	$5.3	$51.4
______________________________

(a)
Includes $1.2 million and $4.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the three months ended September 30, 2019 and 2018, respectively; and $0.3 million of land and building impairment charges during the three months ended September 30, 2019.

(b)
Includes a $45.0 million reverse termination fee paid during the three months ended September 30, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC.

(c)	Includes a $7.5 million gain on the sale of the Taunton, Massachusetts Book facility during the three months ended September 30, 2018.

(d)	Includes an $8.6 million gain on the sale of a business during the three months ended September 30, 2019.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, were as follows:

	Three Months Ended September 30,
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$(69.9)	(7.4)%	$101.2	10.4%

EBITDA decreased $171.1 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following: (1) a $74.4 million increase in loss from discontinued operations, net of tax; (2) $51.4 million of increased restructuring, impairment and transaction-related charges; (3) lower print volume and pricing due to ongoing industry pressures from excess capacity in the printing industry; (4) an increase in employee-related costs, primarily due to a $7.5 million increase in production hourly wages in our most competitive labor markets; and (5) an $8.4 million decrease in paper byproduct recoveries. The decrease was partially offset by savings from cost reduction initiatives and earnings from the Periscope acquisition.

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

A reconciliation of EBITDA to net earnings (loss) attributable to Quad common shareholders for the three months ended September 30, 2019 and 2018, was as follows:

	Three Months Ended September 30,
	2019	2018
	(dollars in millions)
Net earnings (loss) attributable to Quad common shareholders (1)	$(126.5)	$23.4
Interest expense	22.0	18.3
Income tax expense (benefit)	(17.6)	4.5
Depreciation and amortization	52.2	55.0
EBITDA (non-GAAP)	$(69.9)	$101.2
______________________________

(1)	Net earnings (loss) attributable to Quad common shareholders included the following:

a.	Restructuring, impairment and transaction-related charges of $56.7 million and $5.3 million for the three months ended September 30, 2019 and 2018, respectively;

b.	Net pension income of $1.5 million and $3.1 million for the three months ended September 30, 2019 and 2018, respectively;

c.	Loss on debt extinguishment of $14.6 million for the three months ended September 30, 2019;

d.	Equity in loss of unconsolidated entity of $0.1 million and equity in earnings of unconsolidated entity of $0.2 million for the three months ended September 30, 2019 and 2018, respectively;

e.	Loss from discontinued operations, net of tax, of $79.4 million and $5.0 million for the three months ended September 30, 2019 and 2018, respectively; and

f.
Net earnings attributable to noncontrolling interests of $0.1 million and net loss attributable to noncontrolling interests of $0.9 million for the three months ended September 30, 2019 and 2018, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income from continuing operations, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended September 30,
	2019	2018
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$649.8	$686.7	$(36.9)	(5.4)%
Services	197.2	198.0	(0.8)	(0.4)%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	27.1	55.4	(28.3)	(51.1)%
Operating margin	3.2%	6.3%	N/A	N/A
Restructuring, impairment and transaction-related charges	$7.3	$3.2	$4.1	128.1%

Net Sales

Product sales for the United States Print and Related Services segment decreased $36.9 million, or 5.4%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a $29.5 million decrease in sales in the Company’s print product lines (predominantly due to ongoing industry volume and pricing pressures from excess capacity in the printing industry) and a $7.4 million decrease in pass-through paper sales.

Service sales for the United States Print and Related Services segment decreased $0.8 million, or 0.4%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following: (1) a $5.8 million decrease in print imaging services; (2) a $4.7 million decrease in sales of marketing services, primarily related to print management; (3) a $1.2 million decrease in sales of QuadMed external medical services; and (4) a $1.1 million decrease in logistics sales; partially offset by a $12.0 million increase in net sales from the Periscope acquisition.

Operating Income from Continuing Operations

Operating income from continuing operations for the United States Print and Related Services segment decreased $28.3 million, or 51.1%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following: (1) lower print volume, pricing and print service sales due to ongoing industry pressures from excess capacity in the printing industry; (2) an increase in employee-related costs, primarily due to a $7.5 million increase in production hourly wages in our most competitive labor markets; (3) an $8.4 million decrease in paper byproduct recoveries; and (4) $4.1 million of increased restructuring, impairment and transaction-related charges. The decrease was partially offset by savings from cost reduction initiatives and earnings from the Periscope acquisition.

Operating margin for the United States Print and Related Services segment decreased to 3.2% for the three months ended September 30, 2019, from 6.3% for the three months ended September 30, 2018, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment increased $4.1 million, or 128.1%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following:

	Three Months Ended September 30,
	2019	2018	$ Change
Employee termination charges	$12.1	$3.5	$8.6
Impairment charges (a)	1.1	4.5	(3.4)
Transaction-related charges	—	0.1	(0.1)
Integration costs	0.5	0.5	—
Other restructuring income (b)	(6.4)	(5.4)	(1.0)
Total restructuring, impairment and transaction-related charges	$7.3	$3.2	$4.1
______________________________

(a)
Includes $1.1 million and $4.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the three months ended September 30, 2019 and 2018, respectively.

(b)
Includes an $8.6 million gain on the sale of a business during the three months ended September 30, 2019, and a $7.5 million gain on the sale of the Taunton, Massachusetts Book facility during the three months ended September 30, 2018.

International

The following table summarizes net sales, operating income from continuing operations, operating margin, certain items impacting comparability and equity in (earnings) loss of unconsolidated entity within the International segment:

	Three Months Ended September 30,
	2019	2018
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$92.7	$84.4	$8.3	9.8%
Services	3.9	4.4	(0.5)	(11.4)%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	2.6	3.8	(1.2)	(31.6)%
Operating margin	2.7%	4.3%	N/A	N/A
Restructuring, impairment and transaction-related charges	$2.5	$1.9	$0.6	31.6%
Equity in (earnings) loss of unconsolidated entity	0.1	(0.2)	(0.3)	nm

Net Sales

Product sales for the International segment increased $8.3 million, or 9.8%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a $7.4 million increase in pass-through paper sales and a $6.1 million increase in volume, primarily in Europe, Peru and Mexico, partially offset by $5.2 million in unfavorable foreign exchange impacts, primarily in Argentina.

Service sales for the International segment decreased $0.5 million, or 11.4%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a decrease in logistics sales in Europe.

Operating Income from Continuing Operations

Operating income from continuing operations for the International segment decreased $1.2 million, or 31.6%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a $0.6 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment increased $0.6 million, or 31.6%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following:

	Three Months Ended September 30,
	2019	2018	$ Change
Employee termination charges	$0.2	$0.6	$(0.4)
Impairment charges (a)	0.4	—	0.4
Other restructuring charges	1.9	1.3	0.6
Total restructuring, impairment and transaction-related charges	$2.5	$1.9	$0.6
______________________________

(a)
Includes $0.3 million of land and building impairment charges and $0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the three months ended September 30, 2019.

Equity in (Earnings) Loss of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in earnings of unconsolidated entity in the International segment decreased $0.3 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due to a decrease in earnings at the Company’s investment in Plural.

Unrestricted Subsidiaries

As of September 30, 2019, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2019	2018
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$59.1	$12.2	$46.9	384.4%
Restructuring, impairment and transaction-related charges	46.9	0.2	46.7	nm

Operating Expenses

Corporate operating expenses increased $46.9 million, or 384.4%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a $46.7 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges increased $46.7 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a $45.0 million reverse termination fee paid during the three months ended September 30, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC.

Results of Operations for the Nine Months Ended September 30, 2019, Compared to the Nine Months Ended September 30, 2018

Summary Results

The Company’s operating income from continuing operations, operating margin, net earnings (loss) attributable to Quad common shareholders (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share attributable to Quad common shareholders for the nine months ended September 30, 2019, changed from the nine months ended September 30, 2018, as follows (dollars in millions, except margin and per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad Common Shareholders	Diluted Earnings (Loss) Per Share Attributable to Quad Common Shareholders
For the nine months ended September 30, 2018	$85.2	3.0%	$29.3	$0.57
Restructuring, impairment and transaction-related charges (1)	(33.1)	(1.2)%	(24.8)	(0.52)
Interest expense (2)	N/A	N/A	(11.7)	(0.25)
Net pension income (3)	N/A	N/A	(3.6)	(0.07)
2019 loss on debt extinguishment (4)	N/A	N/A	(22.9)	(0.46)
Income taxes (5)	N/A	N/A	(4.5)	(0.09)
Loss from discontinued operations, net of tax (6)	N/A	N/A	(88.5)	(1.78)
Investments in unconsolidated entity and noncontrolling interests, net of tax (7)	N/A	N/A	(2.3)	(0.05)
Operating income from continuing operations (8)	(46.4)	(1.6)%	(34.8)	(0.63)
For the nine months ended September 30, 2019	$5.7	0.2%	$(163.8)	$(3.28)
______________________________

(1)
Restructuring, impairment and transaction-related charges increased $33.1 million ($24.8 million, net of tax), to $73.7 million during the nine months ended September 30, 2019, and included the following:

a.	A $2.7 million increase in employee termination charges from $17.2 million during the nine months ended September 30, 2018, to $19.9 million during the nine months ended September 30, 2019;

b.	A $12.4 million decrease in impairment charges from $16.0 million during the nine months ended September 30, 2018, to $3.6 million during the nine months ended September 30, 2019;

c.	A $50.0 million increase in transaction-related charges from $1.1 million during the nine months ended September 30, 2018, to$51.1 million during the nine months ended September 30, 2019;

d.	A $1.4 million increase in integration costs from $0.7 million during the nine months ended September 30, 2018, to $2.1 million during the nine months ended September 30, 2019; and

e.
An $8.6 million decrease in various other restructuring charges from $5.6 million of expense during the nine months ended September 30, 2018, to $3.0 million of income during the nine months ended September 30, 2019.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)
Interest expense increased $15.7 million ($11.7 million, net of tax) during the nine months ended September 30, 2019, to $69.6 million. This change was due to a higher weighted average interest rate on borrowings and higher average debt levels in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

(3)
Net pension income decreased $4.8 million ($3.6 million, net of tax) during the nine months ended September 30, 2019, to $4.5 million. This was due to a $3.6 million decrease from the change in the expected long-term return on pension plan assets assumption to 6.25% from 6.50%, and a $1.2 million increase from interest cost on pension plan liabilities.

(4)
A $30.5 million loss on debt extinguishment ($22.9 million, net of tax) was recognized during the nine months ended September 30, 2019, and includes $15.9 million relating to the third amendment to the Company’s April 28, 2014 Senior Secured Credit Facility, completed on January 31, 2019; and $14.6 million relating to the retirement of the Term Loan B, completed on July 26, 2019.

(5)
The $4.5 million decrease in income tax benefit as calculated in the following table is primarily due to a $6.1 million decreased tax benefit from a decrease in the Company’s liability for unrecognized tax benefits in 2018 that did not repeat in 2019, partially offset by a $1.6 million tax benefit related to the deductibility of acquisition-related transaction costs:

	Nine Months Ended September 30,
	2019	2018	$ Change
Earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of unconsolidated entity	$(89.9)	$40.6	$(130.5)
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	(22.5)	10.2	(32.7)

Income tax expense (benefit) from the condensed consolidated statements of operations	(28.0)	0.2	(28.2)

Impact of income taxes	$5.5	$10.0	$(4.5)

(6)
The increase in loss from discontinued operations, net of tax, of $88.5 million during the nine months ended September 30, 2019, was primarily due to a $90.6 million increase in restructuring, impairment and transaction-related charges during the nine months ended September 30, 2019, to reduce the carrying value of the Book business to its fair value, including a $85.0 million impairment of tangible property, plant and equipment and a $5.6 million impairment of contract assets. The Company also recorded a $10.1 million goodwill impairment charge during the nine months ended September 30, 2019, due to the carrying value of the Book business net assets exceeding the estimated fair value. The increase in loss was partially offset by a $30.0 million increase in income tax benefit.

(7)
The decrease from investments in unconsolidated entity and noncontrolling interests, net of tax, of $2.3 million during the nine months ended September 30, 2019, was primarily related to a $1.6 million decrease in earnings at the Company’s investment in Plural and a $0.7 million decrease in loss attributed to noncontrolling interests in the Company’s condensed consolidated statements of operations related to the Company’s 57% ownership of Rise.

(8)
Operating income from continuing operations, excluding restructuring, impairment and transaction-related charges, decreased $46.4 million ($34.8 million, net of tax impact) during the nine months ended September 30, 2019, primarily due to the following: (1) lower print volume, pricing and print service sales; (2) an increase in employee-related costs, primarily due to a $23.9 million increase in production hourly wages in our most competitive labor markets; (3) a $17.5 million net benefit in 2018 in gains from property insurance claims; (4) a $14.0 million decrease in paper byproduct recoveries; and (5) a $6.6 million benefit in 2018 from changes in employee vacation policies. These decreases were partially offset by the following: (1) a $22.3 million non-cash expense related to a special employee retirement contribution in 2018 resulting from the benefit of tax reform that did not repeat in 2019; (2) savings from cost reduction initiatives; and (3) earnings from the Ivie and Periscope acquisitions and investment in Rise.

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2019		2018
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$2,247.4	78.8%	$2,280.0	79.7%	$(32.6)	(1.4)%
Services	606.1	21.2%	580.9	20.3%	25.2	4.3%
Total net sales	2,853.5	100.0%	2,860.9	100.0%	(7.4)	(0.3)%
Cost of sales:
Products	1,896.0	66.4%	1,866.7	65.2%	29.3	1.6%
Services	428.3	15.0%	437.6	15.3%	(9.3)	(2.1)%
Total cost of sales	2,324.3	81.4%	2,304.3	80.5%	20.0	0.9%
Selling, general & administrative expenses	290.5	10.2%	268.8	9.4%	21.7	8.1%
Depreciation and amortization	159.3	5.6%	162.0	5.7%	(2.7)	(1.7)%
Restructuring, impairment and transaction-related charges	73.7	2.6%	40.6	1.4%	33.1	81.5%
Total operating expenses	2,847.8	99.8%	2,775.7	97.0%	72.1	2.6%
Operating income from continuing operations	$5.7	0.2%	$85.2	3.0%	$(79.5)	(93.3)%

Net Sales

Product sales decreased $32.6 million, or 1.4%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $46.3 million decrease in sales in the Company’s print product lines due to ongoing industry volume and pricing pressures and $19.4 million in unfavorable foreign exchange impacts, partially offset by a $33.1 million increase from pass-through paper sales.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, increased $25.2 million, or 4.3%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $67.0 million increase in net sales from the Ivie and Periscope acquisitions and the investment in Rise, partially offset by the following: (1) a $25.8 million decrease of sales of marketing services, primarily print management; (2) a $12.2 million decrease in print imaging services; (3) a $3.2 million decrease in sales of QuadMed external medical services; and (4) a $0.6 million decrease in logistics sales,

Cost of Sales

Cost of product sales increased $29.3 million, or 1.6%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following: (1) an increase in pass-through paper costs; (2) an increase in employee-related costs, primarily due to a $23.9 million increase in production hourly wages in our most competitive labor markets; (3) a $14.0 million decrease in paper byproduct recoveries; and (4) a $6.6 million net benefit in 2018 from changes in employee vacation policies. These increases were partially offset by the following: (1) lower print volume; (2) cost reduction initiatives; and (3) a $14.0 million non-cash expense related to a special employee retirement contribution in 2018 that did not repeat in 2019.

Cost of product sales as a percentage of total net sales increased to 66.4% for the nine months ended September 30, 2019, from 65.2% for the nine months ended September 30, 2018, primarily due to the reasons provided above.

Cost of service sales decreased $9.3 million, or 2.1%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following: (1) lower service sales; (2) lower freight costs; and (3) a $2.6 million non-cash expense related to a special employee retirement contribution in 2018 that did not repeat in 2019. These decreases were partially offset due to the Ivie and Periscope acquisitions and the investment in Rise.

Cost of service sales as a percentage of total net sales decreased to 15.0% for the nine months ended September 30, 2019, from 15.3% for the nine months ended September 30, 2018, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21.7 million, or 8.1%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $17.5 million net benefit in 2018 in gains from property insurance claims, a $6.1 million increase in legal and environmental charges and an increase in employee-related costs, partially offset by a $5.7 million non-cash expense related to a special employee retirement contribution in 2018 that did not repeat in 2019 and savings from cost reduction initiatives. Selling, general and administrative expenses as a percentage of net sales increased from 9.4% for the nine months ended September 30, 2018, to 10.2% for the nine months ended September 30, 2019, primarily due to the reasons stated above.

Depreciation and Amortization

Depreciation and amortization decreased $2.7 million, or 1.7%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due to a $11.5 million decrease in depreciation expense from property, plant and equipment becoming fully depreciated over the past year, partially offset by a $8.8 million increase in amortization expense primarily related to amortization expense for intangible assets acquired through the Ivie and Periscope acquisitions and the investment in Rise.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $33.1 million, or 81.5%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following:

	Nine Months Ended September 30,
	2019	2018	$ Change
Employee termination charges	$19.9	$17.2	$2.7
Impairment charges (a)	3.6	16.0	(12.4)
Transaction-related charges (b)	51.1	1.1	50.0
Integration costs	2.1	0.7	1.4
Other restructuring charges
Vacant facility carrying costs and lease exit charges	5.3	12.9	(7.6)
Equipment and infrastructure removal costs	0.2	1.3	(1.1)
Gains on the sale of facilities (c)	(6.1)	(9.7)	3.6
Other restructuring activities (d)	(2.4)	(0.3)	(2.1)
Other restructuring charges	(3.0)	5.6	(8.6)
Total restructuring, impairment and transaction-related charges	$73.7	$40.6	$33.1
______________________________

(a)
Includes $3.3 million and $13.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the nine months ended September 30, 2019 and September 30, 2018, respectively, and $0.3 million and $2.4 million of land and building impairment charges during the nine months ended September 30, 2019 and September 30, 2018, respectively.

(b)
Includes a $45.0 million reverse termination fee paid during the nine months ended September 30, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC.

(c)
Includes a $2.5 million gain on the sale of the Franklin, Kentucky facility and a $3.5 million gain on the sale of the Hazleton, Pennsylvania facility during the nine months ended September 30, 2019; and a $7.5 million gain on the sale of the Taunton, Massachusetts Book facility and a $2.2 million gain on the sale of the San Ixhuatepec, Mexico facility during the nine months ended September 30, 2018.

(d)
Includes an $8.6 million gain on the sale of a business, net of $2.3 million in charges related to a value-added tax assessment for a closed facility, as well as other restructuring activities, during the nine months ended September 30, 2019.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, were as follows:

	Nine Months Ended September 30,
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$37.1	1.3%	$245.4	8.6%

EBITDA decreased $208.3 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following: (1) an $88.5 million increase in loss from discontinued operations, net of tax; (2) $33.1 million of increased restructuring, impairment and transaction-related charges; (3) lower print volume, pricing and print service sales due to ongoing industry pressures from excess capacity in the printing industry; (4) an increase in employee-related costs, primarily due to a $23.9 million increase in production hourly wages in our most competitive labor markets; (5) a $17.5 million net benefit in 2018 in gains from property insurance claims; (6) a $14.0 million decrease in paper byproduct recoveries; and (7) a $6.6 million benefit in 2018 from changes in employee vacation policies. These impacts were partially offset by the following: (1) a $22.3 million non-cash expense related to a special employee retirement contribution in 2018 that did not repeat in 2019; (2) savings from cost reduction initiatives; and (3) earnings from the Ivie and Periscope acquisitions and the investment in Rise.

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

A reconciliation of EBITDA to net earnings (loss) attributable to Quad common shareholders for the nine months ended September 30, 2019 and 2018, was as follows:

	Nine Months Ended September 30,
	2019	2018
	(dollars in millions)
Net earnings (loss) attributable to Quad common shareholders (1)	$(163.8)	$29.3
Interest expense	69.6	53.9
Income tax expense (benefit)	(28.0)	0.2
Depreciation and amortization	159.3	162.0
EBITDA (non-GAAP)	$37.1	$245.4
______________________________

(1)	Net earnings (loss) attributable to Quad common shareholders included the following:

a.	Restructuring, impairment and transaction-related charges of $73.7 million and $40.6 million for the nine months ended September 30, 2019 and 2018, respectively;

b.	Employee stock ownership plan non-cash expense related to a special employee retirement contribution of $22.3 million for the nine months ended September 30, 2018;

c.	Net pension income of $4.5 million and $9.3 million for the nine months ended September 30, 2019 and 2018, respectively;

d.	Loss on debt extinguishment of $30.5 million for the nine months ended September 30, 2019;

e.	Equity in loss of unconsolidated entity of $0.9 million and equity in earnings of unconsolidated entity of $0.7 million for the nine months ended September 30, 2019 and 2018, respectively;

f.	Loss from discontinued operations, net of tax, of $101.1 million and $12.6 million for the nine months ended September 30, 2019 and 2018, respectively; and

g.
Net loss attributable to noncontrolling interests of $0.1 million and net earnings attributable to noncontrolling interests of $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Nine Months Ended September 30,
	2019	2018
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$1,962.4	$2,009.5	$(47.1)	(2.3)%
Services	593.6	566.9	26.7	4.7%
Operating income (including restructuring, impairment and transaction-related charges)	89.8	119.2	(29.4)	(24.7)%
Operating margin	3.5%	4.6%	N/A	N/A
Restructuring, impairment and transaction-related charges	$15.1	$31.7	$(16.6)	(52.4)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $47.1 million, or 2.3%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $61.0 million decrease in sales in the Company’s print product lines due to ongoing volume and pricing pressures from excess capacity in the printing industry, partially offset by a $13.9 million increase in pass-through paper sales.

Service sales for the United States Print and Related Services segment increased $26.7 million, or 4.7%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $67.0 million increase in net sales from the Ivie and Periscope acquisitions and the investment in Rise and a $1.2 million increase in logistics sales, partially offset by the following: (1) a $26.1 million decrease in sales of marketing services, primarily print management; (2) a $12.2 million decrease in sales of print imaging services; and (3) a $3.2 million decrease in sales of QuadMed external medical services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $29.4 million, or 24.7%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following: (1) lower print volume and pricing due to ongoing industry pressures; (2) an increase in employee-related costs, primarily due to a $23.9 million increase in production hourly wages in our most competitive labor markets; (3) a $17.5 million net benefit in 2018 in gains from property insurance claims; (4) a $14.0 million decrease in paper byproduct recoveries; (5) lower print service sales; and (6) a $6.6 million benefit in 2018 from the change in employee vacation policies. These impacts were partially offset by the following: (1) a $21.9 million non-cash expense related to a special employee retirement contribution in 2018 that did not repeat in 2019; (2) a $16.6 million decrease in restructuring, impairment and transaction-related charges; (3) savings from cost reduction initiatives; and (4) earnings from the Ivie and Periscope acquisitions and the investment in Rise.

Operating margin for the United States Print and Related Services segment decreased to 3.5% for the nine months ended September 30, 2019, compared to 4.6% for the nine months ended September 30, 2018, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment decreased $16.6 million, or 52.4%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following:

	Nine Months Ended September 30,
	2019	2018	$ Change
Employee termination charges	$18.8	$11.7	$7.1
Impairment charges (a)	3.2	13.6	(10.4)
Transaction-related charges	—	0.1	(0.1)
Integration costs	2.1	0.7	1.4
Other restructuring charges (income) (b)	(9.0)	5.6	(14.6)
Total restructuring, impairment and transaction-related charges	$15.1	$31.7	$(16.6)
______________________________

(a)
Includes $3.2 million and $13.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the nine months ended September 30, 2019 and September 30, 2018, respectively.

(b)
Includes a $3.5 million gain on the sale of the Hazleton, Pennsylvania facility, a $2.5 million gain on the sale of the Franklin, Kentucky facility; and a $8.6 million gain on the sale of a business during the nine months ended September 30, 2019; and a $7.5 million gain on the sale of the Taunton, Massachusetts Book facility during the nine months ended September 30, 2018.

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability and equity in (earnings) loss of unconsolidated entity within the International segment:

	Nine Months Ended September 30,
	2019	2018
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$285.0	$270.5	$14.5	5.4%
Services	12.5	14.0	(1.5)	(10.7)%
Operating income (including restructuring, impairment and transaction-related charges)	4.9	11.1	(6.2)	(55.9)%
Operating margin	1.6%	3.9%	N/A	N/A
Restructuring, impairment and transaction-related charges	$7.5	$4.9	$2.6	53.1%
Equity in (earnings) loss of unconsolidated entity	0.9	(0.7)	(1.6)	nm

Net Sales

Product sales for the International segment increased $14.5 million, or 5.4%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $19.2 million increase in pass-through paper sales and an $14.7 million increase in volume, primarily in Europe, Peru and Mexico, partially offset by $19.4 million in unfavorable foreign exchange impacts, primarily in Argentina.

Service sales for the International segment decreased $1.5 million, or 10.7%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a decrease in logistics sales in Europe.

Operating Income

Operating income for the International segment decreased $6.2 million, or 55.9%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $3.6 million decrease in operating income, primarily in Europe, Colombia and Argentina, and a $2.6 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment increased $2.6 million, or 53.1%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following:

	Nine Months Ended September 30,
	2019	2018	$ Change
Employee termination charges	$1.2	$2.4	$(1.2)
Impairment charges (a)	0.4	2.4	(2.0)
Other restructuring charges (b)	5.9	0.1	5.8
Total restructuring, impairment and transaction-related charges	$7.5	$4.9	$2.6
______________________________

(a)
Includes $0.3 million and $2.4 million of land and building impairment charges during the nine months ended September 30, 2019 and 2018, respectively; and $0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the nine months ended September 30, 2019.

(b)
Includes $2.3 million in charges related to a value-added tax assessment for a closed facility during the nine months ended September 30, 2019, and a $2.2 million gain on the sale of the San Ixhuatepec, Mexico facility during the nine months ended September 30, 2018.

Equity in (Earnings) Loss of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in earnings of unconsolidated entity in the International segment decreased $1.6 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due to a decrease in earnings at the Company’s investment in Plural.

Unrestricted Subsidiaries

As of September 30, 2019, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2019	2018
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$89.0	$45.1	$43.9	97.3%
Restructuring, impairment and transaction-related charges	51.1	4.0	47.1	1,177.5%

Operating Expenses

Corporate operating expenses increased $43.9 million, or 97.3%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $47.1 million increase in restructuring, impairment and transaction-related charges, partially offset by a $1.6 million decrease in employee-related costs and a $0.4 million non-cash expense related to a special employee retirement contribution in 2018 that did not repeat in 2019.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges increased $47.1 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following:

	Nine Months Ended September 30,
	2019	2018	$ Change
Employee termination charges	$(0.1)	$3.1	$(3.2)
Transaction-related charges (a)	51.1	1.0	50.1
Other restructuring charges (income)	0.1	(0.1)	0.2
Total restructuring, impairment and transaction-related charges	$51.1	$4.0	$47.1
______________________________

(a)
Includes a $45.0 million reverse termination fee paid during the nine months ended September 30, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. At September 30, 2019, the Company had cash and cash equivalents of $18.2 million. In addition to cash and cash equivalents, the Company had $748.1 million of unused capacity under its revolving credit arrangement at September 30, 2019, which was net of $32.5 million of issued letters of credit. The Company believes its expected future cash flows from operating activities, $748.1 million of unused capacity under the revolving credit arrangement and available cash on hand provide sufficient resources to fund ongoing operating requirements and the integration and restructuring requirements related to acquired operations, as well as future capital expenditures, debt and pension service requirements, investments in future growth to create value for its shareholders, shareholder dividends and share repurchases. Borrowings under the $800.0 million revolving credit facility were $19.4 million as of September 30, 2019, and peak borrowings were $425.4 million during the three and nine months ended September 30, 2019.

Net Cash Provided by Operating Activities

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

Net cash provided by operating activities decreased $42.5 million, from $46.6 million for the nine months ended September 30, 2018, to $4.1 million for the nine months ended September 30, 2019. This decrease was due to a $140.1 million decrease in cash from earnings, partially offset by a $97.6 million increase in cash flows provided from changes in operating assets and liabilities, primarily due to the reduction in inventories.

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

Net cash used in investing activities increased $76.2 million, from $119.6 million for the nine months ended September 30, 2018, to $195.8 million for the nine months ended September 30, 2019. The increase was primarily due to the following: (1) a $49.6 million increase from the acquisition of businesses; (2) a $14.2 million decrease in proceeds from property insurance claims; (3) a $13.5 million increase in purchases of property, plant and equipment; (4) a $5.0 million increase in loan to an unconsolidated entity; and (5) a $5.0 million decrease in proceeds from the sale of property, plant, and equipment. These increases were partially offset by an $11.1 million increase in proceeds from the sale of business.

Net Cash Provided by Financing Activities

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

Net cash provided by financing activities increased $123.9 million, from $16.6 million for the nine months ended September 30, 2018, to $140.5 million for the nine months ended September 30, 2019. The increase was primarily due to the following: (1) a $116.1 million increase in net borrowings of debt and lease obligations in 2019 as compared to 2018; (2) a $36.7 million decrease in share repurchases; and (3) a $2.4 million decrease in equity awards redeemed to pay employees’ tax obligations. These increases were partially offset by the following: (1) a $20.2 million increase in payments of debt issuance costs and financing fees; (2) a $5.3 million increase in contingent consideration paid for the Ivie acquisition; (3) a $4.1 million decrease in proceeds from stock options exercised; and (4) a $1.7 million increase in payments of cash dividends.

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

Free Cash Flow for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was as follows:

	Nine Months Ended September 30,
	2019	2018
	(dollars in millions)
Net cash provided by operating activities	$4.1	$46.6

Less: purchases of property, plant and equipment	(98.5)	(85.0)
Plus: LSC-related payments (1)	59.8	—

Free Cash Flow (non-GAAP)	$(34.6)	$(38.4)
______________________________

(1)
LSC-related payments include transaction-related costs associated with the proposed, but now terminated, acquisition of LSC, including the $45.0 million reverse termination fee and incremental interest payments associated with the 2019 amended debt refinancing.

Free Cash Flow increased $3.8 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $17.3 million increase in net cash provided by operating activities when excluding $59.8 million in LSC-related payments, partially offset by a $13.5 million increase in capital expenditures. See the “Net Cash Provided by Operating Activities” section above for further explanations of the change in operating cash flows and the “Net Cash Used in Investing Activities” section above for further explanations of the changes in purchases of property, plant and equipment. The above calculation of Free Cash Flow includes the cash flows related to the Book business for all periods presented.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and finance lease obligations divided by the trailing twelve months Adjusted EBITDA, comprised of the sum of the following: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) attributable to Quad common shareholders to EBITDA in the “Results of Operations” section above); (2) restructuring, impairment and transaction-related charges; (3) earnings (loss) from discontinued operations, net of tax; (4) net pension income; (5) employee stock ownership plan contribution; (6) (gain) loss on debt extinguishment; (7) equity in (earnings) loss of unconsolidated entity; (8) Adjusted EBITDA for unconsolidated equity method investments (calculated in a consistent manner with the calculation for Quad); and (9) net earnings (loss) attributable to noncontrolling interests.

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

The Debt Leverage Ratio calculated below differs from both the total leverage ratio and the senior secured leverage ratio included in the Company’s debt covenant calculations (see Note 10, “Debt,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for further information on debt covenants). The total leverage ratio included in the Company’s debt covenants includes letters of credit and surety bonds as debt, excludes non-cash stock-based compensation expense from EBITDA and includes the equity in (earnings) loss of unconsolidated entity, the Adjusted EBITDA for unconsolidated equity method investments and net income (loss) attributable to noncontrolling interests in EBITDA. Similarly, the senior secured leverage ratio included in the Company’s debt covenants includes and excludes the same adjustments as the total leverage ratio, in addition to the exclusion of the outstanding balance of the Senior Unsecured Notes, surety bonds and domestic unrestricted cash.

The Debt Leverage Ratio at September 30, 2019, and December 31, 2018, was as follows:

	September 30, 2019		December 31, 2018
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets (1)	$1,178.2		$935.8

Divided by:
Trailing twelve months Adjusted EBITDA for Quad (non-GAAP)	$356.8		$427.8
Pro forma Adjusted EBITDA for acquired companies (non-GAAP) (2)	3.9		2.9
Trailing twelve months Adjusted EBITDA (non-GAAP)	$360.7		$430.7

Debt Leverage Ratio (non-GAAP)	3.27	x	2.17	x

Debt Leverage Ratio—net of excess cash (non-GAAP) (3)	3.24	x	2.03	x
______________________________

(1)
Financial information for the year ended December 31, 2018, is included as reported in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on February 20, 2019. Certain financial information related to the Book business has been reclassified to loss from discontinued operations, net of tax.

(2)
As permitted by the Company’s senior secured credit facility, certain pro forma financial information related to the acquisitions of Periscope and Ivie were included in calculating the Debt Leverage Ratio as of September 30, 2019, and December 31, 2018:

(a)
As the acquisition of Periscope was completed on January 3, 2019, the $3.9 million pro forma Adjusted EBITDA represents the period from October 1, 2018, to January 2, 2019. Adjusted EBITDA for Periscope was calculated in a consistent manner with the calculation above for Quad. Periscope’s financial information has been consolidated within Quad’s financial results since the date of acquisition. If the three months of pro forma Adjusted EBITDA for Periscope was not included in the calculation, the Company’s Debt Leverage Ratio would have been 3.30x as of September 30, 2019.

(b)
As the acquisition of Ivie was completed on February 21, 2018, the $2.9 million pro forma Adjusted EBITDA represents the period from January 1, 2018, to February 20, 2018. Adjusted EBITDA for Ivie was calculated in a consistent manner with the calculation above for Quad. Ivie’s financial information has been consolidated within Quad’s financial results since the date of acquisition. If the two months of pro forma Adjusted EBITDA for Ivie was not included in the calculation, the Company’s Debt Leverage Ratio would have been 2.19x as of December 31, 2018.

(3)
The Company had $18 million and $70 million in cash and cash equivalents at September 30, 2019, and December 31, 2018, respectively. Based on the Company’s typical year-end cash balance of approximately $10 million, Quad had $8 million and $60 million of excess cash at September 30, 2019, and December 31, 2018, respectively. If the excess cash was used to further pay down debt, the Debt Leverage Ratio would have been 3.24x and 2.03x at September 30, 2019, and December 31, 2018, respectively.

The calculation of Adjusted EBITDA for the trailing twelve months ended September 30, 2019, and December 31, 2018, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Nine Months Ended
	December 31, 2018 (1)	September 30, 2019	September 30, 2018	September 30, 2019
Net earnings (loss) attributable to Quad common shareholders	$8.5	$(163.8)	$29.3	$(184.6)
Interest expense	73.2	69.6	53.9	88.9
Income tax expense (benefit)	(2.4)	(28.0)	0.2	(30.6)
Depreciation and amortization	214.9	159.3	162.0	212.2
EBITDA (non-GAAP)	$294.2	$37.1	$245.4	$85.9
Restructuring, impairment and transaction-related charges	103.3	73.7	40.6	136.4
Loss from discontinued operations, net of tax	22.0	101.1	12.6	110.5
Net pension income	(12.4)	(4.5)	(9.3)	(7.6)
Employee stock ownership plan contribution	22.3	—	22.3	—
Loss on debt extinguishment	—	30.5	—	30.5
Other (2)	(1.6)	1.2	(1.5)	1.1
Adjusted EBITDA (non-GAAP)	$427.8	$239.1	$310.1	$356.8
______________________________

(1)
Financial information for the year ended December 31, 2018, is included as reported in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on February 20, 2019. Certain financial information related to the Book business has been reclassified to loss from discontinued operations, net of tax.

(2)	Other is comprised of equity in (earnings) loss of unconsolidated entity, Adjusted EBITDA for unconsolidated equity method investments and net earnings (loss) attributable to noncontrolling interests.

The Debt Leverage Ratio, net of excess cash, as of December 31, 2018, increased 1.21x at September 30, 2019, compared to December 31, 2018, primarily due to a $242.4 million increase in debt and finance lease obligations, primarily related to the cash paid for the Periscope acquisition, the $45.0 million reverse termination fee paid for the termination of the LSC acquisition and a $13.5 million increase in purchases of property, plant and equipment. The Debt Leverage Ratio at September 30, 2019, of 3.27x is above management’s desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities like the Periscope acquisition, as well as seasonal working capital needs.

Debt Obligations

The Company completed the third amendment to the April 28, 2014 Senior Secured Credit Facility on January 31, 2019. This third amendment was completed to provide Quad with the liquidity and structural flexibility to consummate the proposed, but now terminated, acquisition of LSC and to extend existing maturities by (a) increasing the aggregate amount of the existing revolving credit facility from $725.0 million to $800.0 million with a term of five years, maturing on January 31, 2024; (b) increasing the aggregate amount of the existing Term Loan A from $375.0 million to $825.0 million with a delayed draw feature and term of five years, maturing on January 31, 2024; and (c) increasing the aggregate amount of the existing Term Loan B from $300.0 million to $500.0 million with a term of seven years, maturing on January 31, 2026. The Company intended that the loans available under the amended revolving credit facility would be used to repay, refinance, repurchase, redeem, exchange or otherwise terminate LSC’s existing indebtedness in connection with the consummation of the merger, and to pay transaction expenses. On July 26, 2019, following the termination of the acquisition of LSC, Quad fully funded the $825.0 million delayed draw Term Loan A to retire the entire amount outstanding on the $500.0 million Term Loan B and reduced the borrowings under the revolving credit facility. The Company recognized a $14.6 million loss on debt extinguishment during the three months ended September 30, 2019, for the retirement of the Term Loan B. The third amendment also amended certain of the quarterly financial covenants to which the Company is subject (all financial terms, numbers and ratios are as defined in the Senior Secured Credit Facility, as amended by the third amendment).

Borrowings under the revolving credit facility and delayed draw Term Loan A made under the Senior Secured Credit Facility will initially bear interest at 2.50% in excess of reserve adjusted LIBOR, or 1.50% in excess of an alternate base rate at the Company’s option.

The Senior Secured Credit Facility remains secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances. See Note 10, “Debt,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2019, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•	Senior Secured Credit Facility:

◦	Revolving credit facility ($19.4 million outstanding as of September 30, 2019); and

◦	Term Loan A ($814.7 million outstanding as of September 30, 2019);

•	Senior Unsecured Notes ($243.5 million outstanding as of September 30, 2019); and

•	Master Note and Security Agreement ($74.5 million outstanding as of September 30, 2019).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2019:

•
Total Leverage Ratio. On a rolling twelve-month basis, the total leverage ratio, defined as total consolidated debt to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2019, the Company’s total leverage ratio was 3.18 to 1.00).

•
Liquidity. The Company is required to maintain liquidity, defined as unrestricted cash and permitted investments of the Company and its subsidiaries (subject to certain conditions) plus the aggregate amount of the unused revolving credit facility commitments, of not less than $300.0 million at any time during the period from six months prior to the maturity date of the Company’s Senior Unsecured Notes until the earlier of the date on which (a) such Senior Unsecured Notes are repaid in full or (b) the maturity date of such Senior Unsecured Notes is extended to a date that is at least 91 days later than the latest maturity date under the Senior Secured Credit Facility. The maturity date of the Company’s Senior Unsecured Notes is currently May 1, 2022. As of September 30, 2019, the liquidity covenant is not applicable, as the Company is not within the six month period prior to the May 1, 2022, maturity date of the Senior Unsecured Notes.

•
If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:

◦
Senior Secured Leverage Ratio. On a rolling twelve-month basis, the senior secured leverage ratio, defined as senior secured net debt to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2019, the Company’s senior secured leverage ratio was 2.51 to 1.00).

◦
Interest Coverage Ratio. On a rolling twelve-month basis, the interest coverage ratio, defined as consolidated EBITDA to consolidated cash interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2019, the Company’s interest coverage ratio was 4.85 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of September 30, 2019. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock, including the following:

•
If the Company’s total leverage ratio is greater than 2.75 to 1.00 (as defined in the Senior Secured Credit Facility), the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the total leverage ratio is less than 2.75 to 1.00, there are no such restrictions. As the Company’s total leverage ratio as of September 30, 2019, was 3.18 to 1.00, the limitations described above are currently applicable.

•
If the Company’s senior secured leverage ratio is greater than 3.00 to 1.00 or the Company’s total leverage ratio is greater than 3.50 to 1.00 (these ratios as defined in the Senior Secured Credit Facility), the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the senior secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s senior secured leverage ratio was 2.51 to 1.00 and total leverage ratio was 3.18 to 1.00, as of September 30, 2019.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2019, other than the impact to the Company’s future debt obligations resulting from the completion of the third amendment to the April 28, 2014 Senior Secured Credit Facility on January 31, 2019, the Company’s contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the “Contractual Obligations and Other Commitments” table and related notes to the table listed in the Company’s Annual Report on Form 10-K filed on February 20, 2019. See Note 10, “Debt,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q) for more information on the Company’s debt obligations.

New Accounting Pronouncements

See Note 22, “New Accounting Pronouncements,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at September 30, 2019, was primarily comprised of $19.4 million outstanding on the revolving credit facility and $814.7 million outstanding on the Term Loan A. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into a $250.0 million interest rate swap in February 2017 and a $130.0 million interest rate swap in March 2019, and has classified $380.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $380.0 million interest rate swap of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $450.0 million at a current weighted average interest rate of 4.7% and fixed rate debt and finance leases outstanding of $728.2 million at a current weighted average interest rate of 5.6% as of September 30, 2019. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2019, by approximately $5 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company’s condensed consolidated balance sheets. As of September 30, 2019, the Company’s foreign subsidiaries (excluding Argentina due to the economy’s status as highly inflationary) had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $36.3 million. The potential decrease in net current assets as of September 30, 2019, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $3.6 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

The Company has considered the economy in Argentina to be highly inflationary, effective June 30, 2018. In accordance with ASC 830 — Foreign Currency Matters, a highly inflationary economy is one that has experienced cumulative inflation of approximately 100 percent or more over a three-year period. An entity is required to apply the revised accounting guidance in the reporting period following when the economy was deemed to be highly inflationary. As a result of this classification, the functional currency of the Company’s Argentina Subsidiaries was changed from the local currency to the United States Dollar, beginning July 1, 2018, and impacts from the change in the value of the local currency for monetary assets and liabilities is now reflected in the condensed consolidated statements of operations. The total impact from foreign currency losses was $1.5 million and $2.6 million during the three and nine months ended September 30, 2019, respectively. The Company’s operations in Argentina represented less than 2.0% of total consolidated assets as of September 30, 2019, and less than 2.0% of total consolidated net sales for the three and nine months ended September 30, 2019.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated in an underwriting process, taking into consideration the prospective customer’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $27.9 million as of September 30, 2019, and $27.4 million as of December 31, 2018.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the three and nine months ended September 30, 2019, the Company’s largest customer accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company’s results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 9, “Commitments and Contingencies — Litigation,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A, “Risk Factors,” of the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on February 20, 2019. No material changes to such risk factors occurred during the period from January 1, 2019, through September 30, 2019.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no shares repurchased during the three months ended September 30, 2019. As of September 30, 2019, there were $100.0 million of authorized repurchases remaining under the program.

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

(2)
Agreement, dated as of July 22, 2019, between Quad/Graphics, Inc. and LSC Communications, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, dated July 22, 2019, and filed on July 23, 2019).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)
Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2019 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	October 30, 2019	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2019	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)