Form 10-Q
period 2020-03-31
Quad/Graphics, Inc.
filed 2020-05-06
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of April 30, 2020
Class A Common Stock	40,214,733
Class B Common Stock	13,556,858
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net sales
Products	$645.0	$761.4
Services	177.5	199.6
Total net sales	822.5	961.0
Cost of sales
Products	523.7	646.2
Services	124.0	142.1
Total cost of sales	647.7	788.3
Operating expenses
Selling, general and administrative expenses	99.6	94.5
Depreciation and amortization	47.4	54.2
Restructuring, impairment and transaction-related charges	22.8	7.6
Total operating expenses	817.5	944.6
Operating income from continuing operations	5.0	16.4
Interest expense	18.1	21.8
Net pension income	(2.7)	(1.5)
(Gain) loss on debt extinguishment	(0.6)	15.9
Loss from continuing operations before income taxes and equity in loss of unconsolidated entity	(9.8)	(19.8)
Income tax benefit	(1.2)	(7.2)
Loss from continuing operations before equity in loss of unconsolidated entity	(8.6)	(12.6)
Equity in loss of unconsolidated entity	—	0.1
Net loss from continuing operations	(8.6)	(12.7)
Loss from discontinued operations, net of tax	(3.8)	(10.1)
Net loss	(12.4)	(22.8)
Less: net loss attributable to noncontrolling interests	—	(0.3)
Net loss attributable to Quad common shareholders	$(12.4)	$(22.5)

Loss per share attributable to Quad common shareholders
Basic and diluted:
Continuing operations	$(0.17)	$(0.25)
Discontinued operations	(0.08)	(0.20)
Basic and diluted loss per share attributable to Quad common shareholders	$(0.25)	$(0.45)

Weighted average number of common shares outstanding
Basic and diluted	50.5	49.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net loss	$(12.4)	$(22.8)

Other comprehensive loss
Translation adjustments	(15.3)	(0.3)
Interest rate swap adjustments	(11.1)	(3.7)
Other comprehensive loss, before tax	(26.4)	(4.0)

Income tax impact related to items of other comprehensive loss	2.8	0.9

Other comprehensive loss, net of tax	(23.6)	(3.1)

Total comprehensive loss	(36.0)	(25.9)

Less: comprehensive loss attributable to noncontrolling interests	—	(0.3)

Comprehensive loss attributable to Quad common shareholders	$(36.0)	$(25.6)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$207.8	$78.7
Receivables, less allowance for credit losses of $37.1 million at March 31, 2020, and $25.0 million at December 31, 2019	401.8	456.1
Inventories	188.9	210.5
Prepaid expenses and other current assets	66.8	109.0
Current assets of discontinued operations	52.3	56.6
Total current assets	917.6	910.9
Property, plant and equipment—net	1,006.7	1,036.5
Operating lease right-of-use assets—net	91.5	97.9
Goodwill	103.0	103.0
Other intangible assets—net	131.9	137.2
Equity method investment in unconsolidated entity	2.8	3.6
Other long-term assets	115.1	127.5
Long-term assets of discontinued operations	—	0.5
Total assets	$2,368.6	$2,417.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$418.4	$416.7
Other current liabilities	229.6	303.0
Short-term debt and current portion of long-term debt	44.1	40.0
Current portion of finance lease obligations	5.7	7.7
Current portion of operating lease obligations	29.0	30.2
Current liabilities of discontinued operations	13.9	15.8
Total current liabilities	740.7	813.4
Long-term debt	1,137.8	1,058.5
Finance lease obligations	4.9	6.0
Operating lease obligations	65.0	70.4
Deferred income taxes	3.2	2.8
Other long-term liabilities	220.1	221.1
Long-term liabilities of discontinued operations	0.6	0.6
Total liabilities	2,172.3	2,172.8
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	830.7	847.4
Treasury stock, at cost	(12.7)	(31.5)
Accumulated deficit	(450.1)	(423.5)
Accumulated other comprehensive loss	(190.8)	(167.2)
Quad’s shareholders’ equity	178.5	226.6
Noncontrolling interests	17.8	17.7
Total shareholders’ equity and noncontrolling interests	196.3	244.3
Total liabilities and shareholders’ equity	$2,368.6	$2,417.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(12.4)	$(22.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47.4	59.2
Impairment charges	3.8	1.7
Amortization of debt issuance costs and original issue discount	0.6	1.1
(Gain) loss on debt extinguishment	(0.6)	15.9
Stock-based compensation	2.8	5.0
Gain from property insurance claims	—	(0.8)
Loss on the sale of a business	2.9	—
Gain on the sale or disposal of property, plant and equipment	(0.8)	(3.0)
Deferred income taxes	12.6	(10.7)
Equity in loss of unconsolidated entity	—	0.1
Changes in operating assets and liabilities—net of acquisitions	(11.6)	(104.3)
Net cash provided by (used in) operating activities	44.7	(58.6)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29.0)	(45.3)
Proceeds from the sale of property, plant and equipment	3.6	7.8
Proceeds from the sale of business	41.3	—
Proceeds from property insurance claims	—	0.3
Acquisition of businesses—net of cash acquired	(1.6)	(121.0)
Net cash provided by (used in) investing activities	14.3	(158.2)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	490.4
Payments of long-term debt	(43.9)	(534.3)
Payments of finance lease obligations	(3.1)	(1.6)
Borrowings on revolving credit facilities	204.8	1,239.3
Payments on revolving credit facilities	(76.7)	(990.1)
Payments of debt issuance costs and financing fees	—	(20.2)
Equity awards redeemed to pay employees’ tax obligations	(1.0)	(6.6)
Payment of cash dividends	(9.5)	(19.2)
Other financing activities	0.1	—
Net cash provided by financing activities	70.7	157.7

Effect of exchange rates on cash and cash equivalents	(0.6)	—
Net increase (decrease) in cash and cash equivalents	129.1	(59.1)
Cash and cash equivalents at beginning of period	78.7	69.5
Cash and cash equivalents at end of period	$207.8	$10.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTERESTS
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	54.3	$1.4	$847.4	(1.6)	$(31.5)	$(423.5)	$(167.2)	$226.6	$17.7
Accumulated deficit transition adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	—	(6.3)	—	(6.3)	—
Balance at January 1, 2020	54.3	$1.4	$847.4	(1.6)	$(31.5)	$(429.8)	$(167.2)	$220.3	$17.7
Net loss	—	—	—	—	—	(12.4)	—	(12.4)	—
Change in ownership of noncontrolling interests	—	—	—	—	—	—	—	—	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(15.3)	(15.3)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(8.3)	(8.3)	—
Cash dividends declared ($0.15 per common share)	—	—	—	—	—	(7.9)	—	(7.9)	—
Stock-based compensation	—	—	3.1	—	—	—	—	3.1	—
Issuance of share-based awards, net of other activity	0.1	—	(19.8)	1.1	19.8	—	—	—	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.0)	—	—	(1.0)	—
Balance at March 31, 2020	54.4	$1.4	$830.7	(0.7)	$(12.7)	$(450.1)	$(190.8)	$178.5	$17.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	54.3	$1.4	$861.3	(2.7)	$(56.6)	$(211.4)	$(152.2)	$442.5	$17.7
Net loss	—	—	—	—	—	(22.5)	—	(22.5)	(0.3)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(2.8)	(2.8)	—
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(16.0)	—	(16.0)	—
Stock-based compensation	—	—	5.0	—	—	—	—	5.0	—
Issuance of share-based awards, net of other activity	—	—	(30.1)	1.7	33.3	—	—	3.2	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.5)	(6.6)	—	—	(6.6)	—
Balance at March 31, 2019	54.3	$1.4	$836.2	(1.5)	$(29.9)	$(249.9)	$(155.3)	$402.5	$17.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the “Company” or “Quad”) have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2019, and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 19, 2020.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three months ended March 31, 2020 and 2019. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Discontinued Operations

The results of operations of the Company’s United States Book business (“Book business”) have been reported as discontinued operations for all periods presented, in accordance with Accounting Standards Codification (“ASC”) 205-20 — Discontinued Operations. The corresponding current and long-term assets and liabilities of the Book business have been classified as held for sale in the condensed consolidated balance sheets in accordance with ASC 205-20 as of March 31, 2020, and December 31, 2019. The financial information pertaining to discontinued operations has been excluded from all relevant notes to the condensed consolidated financial statements, unless otherwise noted. See all required disclosures and further information in Note 4, “Discontinued Operations” for information about the Company’s intent to sell its Book business.

Receivables

On January 1, 2020, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. This new impairment model, also known as the current expected credit loss (“CECL”) model, is based on expected losses rather than incurred losses. Under ASC 326—Financial Instruments—Credit Losses (“ASC 326”), the Company is required to measure expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts. The Company has adopted ASU 2016-13 using a modified retrospective transition approach and has recorded a cumulative-effect transition adjustment to accumulated deficit to increase the allowance for credit losses balance as of January 1, 2020. See Note 7, “Receivables,” for additional accounting policy and transition disclosures.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three months ended March 31, 2020 and 2019:

	United States Print and Related Services	International	Total
Three months ended March 31, 2020
Catalog, publications, retail inserts, and directories	$412.1	$64.7	$476.8
Direct mail and other printed products	150.4	16.4	166.8
Other	1.1	0.3	1.4
Total products	563.6	81.4	645.0
Logistics services	90.0	4.4	94.4
Imaging, marketing services and other services	83.0	0.1	83.1
Total services	173.0	4.5	177.5
Total net sales	$736.6	$85.9	$822.5

Three months ended March 31, 2019
Catalog, publications, retail inserts, and directories	$485.7	$71.3	$557.0
Direct mail and other printed products	167.4	30.4	197.8
Other	6.5	0.1	6.6
Total products	659.6	101.8	761.4
Logistics services	100.3	4.1	104.4
Imaging, marketing services and other services	95.1	0.1	95.2
Total services	195.4	4.2	199.6
Total net sales	$855.0	$106.0	$961.0

Nature of Products and Services

The Company recognizes its products and services revenue based on when the transfer of control passes to the client or when the service is completed and accepted by the client.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with ASC 606 — Revenue from Contracts with Customers, the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a client contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the three months ended March 31, 2020, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2019	$12.7
Costs to obtain contracts	0.6
Amortization of costs to obtain contracts	(1.2)
Balance at March 31, 2020	$12.1

Note 3. Acquisitions

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
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
The following table summarizes the results of operations of the Company’s United States Book business, which are included in the loss from discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Total net sales	$40.3	$43.7
Total cost of sales, excluding depreciation and amortization	41.1	48.8
Selling, general and administrative expenses	1.9	3.4
Depreciation and amortization	—	5.0
Restructuring, impairment and transaction-related charges (1)	2.2	—
Loss from discontinued operations before income taxes	(4.9)	(13.5)
Income tax benefit	(1.1)	(3.4)
Loss from discontinued operations, net of tax	$(3.8)	$(10.1)
______________________________
(1)The Company recognized $1.3 million of impairment charges for tangible property, plant and equipment during the three months ended March 31, 2020, to reduce the carrying value of the Book business to its fair value.

The condensed consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows used in operating activities related to the Book business were $0.9 million and $3.4 million during the three months ended March 31, 2020 and 2019, respectively; and cash flows used in investing activities related to the Book business were $1.6 million and $9.3 million during the three months ended March 31, 2020 and 2019, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
The following table summarizes the current and long-term assets and liabilities of the discontinued United States Book business that were classified as held for sale in the condensed consolidated balance sheets at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Receivables—net	$16.1	$19.6
Inventories	12.9	14.0
Prepaid expenses and other current assets	23.3	23.0
Current assets of discontinued operations	52.3	56.6

Property, plant and equipment—net	—	—
Operating lease right-of-use assets—net	—	0.2
Other long-term assets	—	0.3
Long-term assets of discontinued operations	—	0.5

Accounts payable	8.0	7.0
Accrued liabilities	5.9	8.5
Current portion of finance lease obligations	—	0.1
Current portion of operating lease obligations	—	0.2
Current liabilities of discontinued operations	13.9	15.8

Finance lease obligations	—	—
Other long-term liabilities	0.6	0.6
Long-term liabilities of discontinued operations	0.6	0.6

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2020 and 2019, as follows:

	Three Months Ended March 31,
	2020	2019
Employee termination charges	$12.6	$4.3
Impairment charges	2.5	1.7
Transaction-related charges	0.5	1.5
Integration costs	0.7	0.8
Other restructuring charges (income)	6.5	(0.7)
Total	$22.8	$7.6

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 20, “Segment Information,” for restructuring, impairment and transaction-related charges by segment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure and has since announced a total of 46 plant closures through March 31, 2020, including the announced closure of the Charlotte, North Carolina facility during the first quarter of 2020. The Company classifies the following charges as restructuring:

•Employee termination charges are incurred when the Company reduces its workforce through facility consolidations and separation programs.

•Integration costs are incurred primarily for the integration of acquired companies (see Note 3, “Acquisitions,” for descriptions of the Company’s recent acquisitions).

•Other restructuring charges (income) are presented net of the gains on the sale of facilities and businesses, including a gain on the sale of the Shakopee, Minnesota facility during the three months ended March 31, 2020, and a gain on the sale of the Hazleton, Pennsylvania facility during the three months ended March 31, 2019. The Company also recognized a $2.9 million loss on the sale of a business during the three months ended March 31, 2020, included within other restructuring activities below. The components of other restructuring charges consisted of the following during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Vacant facility carrying costs and lease exit charges	$2.7	$1.3
Equipment and infrastructure removal costs	0.6	0.1
Gains on the sale of facilities	(0.8)	(3.5)
Other restructuring activities	4.0	1.4
Other restructuring charges (income)	$6.5	$(0.7)

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $2.5 million and $1.7 million during the three months ended March 31, 2020 and 2019, respectively, primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities.

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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.5 million and $1.5 million were recorded during the three months ended March 31, 2020 and 2019, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the three months ended March 31, 2020, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges (Income)	Total
Balance at December 31, 2019	$9.9	$—	$0.8	$0.2	$13.6	$24.5
Expense, net	12.6	2.5	0.5	0.7	6.5	22.8
Cash payments, net	(10.4)	—	(0.3)	(0.7)	(3.4)	(14.8)
Non-cash adjustments/reclassifications	0.3	(2.5)	—	—	(1.7)	(3.9)
Balance at March 31, 2020	$12.4	$—	$1.0	$0.2	$15.0	$28.6

The Company’s restructuring reserves at March 31, 2020, included a short-term and a long-term component. The short-term portion included $20.4 million in accrued liabilities (see Note 14, “Other Current and Long-Term Liabilities”) and $1.4 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $6.8 million is included in other long-term liabilities (see Note 14, “Other Current and Long-Term Liabilities”) in the condensed consolidated balance sheets.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units and is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Due to the decline in the Company’s stock price and the uncertainty and impacts of the coronavirus (“COVID-19”) pandemic on the Company and the global economy, an interim goodwill impairment test was completed on the goodwill in the Core Print and Related Services reporting unit during the three months ended March 31, 2020.

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

As a result of the interim goodwill impairment test, the Company determined the fair value of the Core Print and Related Services reporting unit exceeded the carrying value, and therefore no impairment was recorded during the three months ended March 31, 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
The accumulated goodwill impairment losses and the carrying value of goodwill at March 31, 2020, and December 31, 2019, were as follows:

	United States Print and Related Services	International	Total
Goodwill	$881.3	$30.0	$911.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)
Goodwill, net of accumulated goodwill impairment loss	$103.0	$—	$103.0

Other Intangible Assets

The components of finite-lived intangible assets at March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020				December 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	6	$67.3	$(33.8)	$33.5	6	$68.6	$(33.6)	$35.0
Capitalized software	5	16.2	(9.2)	7.0	5	16.1	(8.5)	7.6
Acquired Technology	5	2.9	—	2.9	—	—	—	—
Customer relationships	6	561.4	(472.9)	88.5	6	562.1	(467.5)	94.6
Total		$647.8	$(515.9)	$131.9		$646.8	$(509.6)	$137.2

The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at March 31, 2020, and December 31, 2019, differs from the value originally recorded at acquisition due to impairment charges recorded in prior years and the effects of currency fluctuations since the purchase date.

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the three months ended March 31, 2020 and 2019.

Amortization expense for other intangible assets was $9.9 million and $11.6 million for the three months ended March 31, 2020 and 2019, respectively. The estimated future amortization expense related to other intangible assets as of March 31, 2020, was as follows:

Amortization Expense
Remainder of 2020	$29.6
2021	31.0
2022	29.6
2023	24.9
2024	14.4
2025 and thereafter	2.4
Total	$131.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
Note 7. Receivables

The Company adopted ASU 2016-13 as of January 1, 2020, using a modified retrospective transition approach and has recorded a cumulative-effect transition adjustment to accumulated deficit as of January 1, 2020. The transition adjustment of $6.3 million to accumulated deficit included an $8.4 million increase in the allowance for credit losses, partially offset by a $2.1 million increase in deferred tax benefit. The transition had no impact to the condensed consolidated statement of operations.

Prior to granting credit, the Company evaluates each client in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks.

Specific client provisions are made when a review of significant outstanding amounts, utilizing information about client creditworthiness, as well as current and future economic trends based on reasonable forecasts, indicates that collection is doubtful. The Company also records a general provision based on the overall risk profile of the receivables and through the assessment of reasonable economic forecasts. The risk profile is assessed on a quarterly basis using various methods, including external resources and credit scoring models. Accounts that are deemed uncollectible are written off when all reasonable collection efforts have been exhausted.

The Company has recorded credit loss expense of $5.0 million and $0.8 million during the three months ended March 31, 2020 and 2019, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Receivables are stated net of allowances for credit losses in the condensed consolidated balance sheets. Based on the clients’ account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit loss of $37.1 million as of March 31, 2020, and $25.0 million as of December 31, 2019.

Activity impacting the allowance for credit losses for the three months ended March 31, 2020, was as follows:

Allowance for Credit Losses
Balance at December 31, 2019	$25.0
Transition adjustment for adoption of ASU 2016-13	8.4
Balance at January 1, 2020	33.4
Provisions	5.0
Write-offs(1)	(1.5)
Translation and other	0.2
Balance at March 31, 2020	$37.1
______________________________
(1)Write-offs primarily consisted of fully reserved receivables.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
Note 8. Inventories

The components of inventories at March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Raw materials and manufacturing supplies	$110.5	$112.2
Work in process	31.3	41.2
Finished goods	47.1	57.1
Total	$188.9	$210.5

Note 9. Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Land	$101.2	$102.5
Buildings	843.7	846.1
Machinery and equipment	3,280.2	3,337.1
Other(1)	176.8	175.7
Construction in progress	52.6	35.0
Property, plant and equipment—gross	$4,454.5	$4,496.4
Less: accumulated depreciation	(3,447.8)	(3,459.9)
Property, plant and equipment—net	$1,006.7	$1,036.5
______________________________
(1)Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

The Company recorded impairment charges of $2.5 million and $1.7 million, for the three months ended March 31, 2020 and 2019, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 5, “Restructuring, Impairment and Transaction-Related Charges,” for further discussion on impairment charges).

The Company recognized depreciation expense of $37.5 million and $42.6 million for the three months ended March 31, 2020 and 2019, respectively.

Assets Held for Sale from Continuing Operations

The Company considered certain closed facilities and facilities where the Company has received a signed letter of intent to purchase for held for sale classification on the condensed consolidated balance sheets. Assets held for sale are carried at the lesser of original cost or fair value, less the estimated costs to sell. There were no assets held for sale from continuing operations as of March 31, 2020, and assets held for sale from continuing operations were $59.3 million as of December 31, 2019. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs) and were estimated based on quoted market prices where available and independent appraisals, as appropriate. Assets held for sale were included in prepaid expense and other current assets in the condensed consolidated balance sheet.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
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

Note 11. Debt

The components of long-term debt as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Master note and security agreement	$31.3	$70.7
Term Loan A	768.3	768.3
Revolving credit facility	130.0	—
Senior unsecured notes	238.7	243.5
International term loans	15.9	16.5
International revolving credit facilities	3.6	5.7
Other	2.6	3.1
Debt issuance costs	(8.5)	(9.3)
Total debt	$1,181.9	$1,098.5
Less: short-term debt and current portion of long-term debt	(44.1)	(40.0)
Long-term debt	$1,137.8	$1,058.5

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $1.1 billion at March 31, 2020, and at December 31, 2019. The fair value determination of the Company’s total debt was categorized as Level 2 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
Master Note and Security Agreement Tender

The Company redeemed $37.6 million of its senior notes under the Master Note and Security Agreement, at par (the outstanding principal balance as of the date of payment), during the three months ended March 31, 2020. There was no direct gain or loss recognized as a result of the tender as all notes were redeemed at par; however, $0.2 million of unamortized debt issuance costs related to the tendered notes were recognized as a loss on debt extinguishment during the three months ended March 31, 2020. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current London Interbank Offered Rate ("LIBOR") rates.

Senior Unsecured Notes Repurchases

The Company repurchased $4.7 million of its outstanding unsecured 7.0% senior notes due May 1, 2022 (the “Senior Unsecured Notes”) in the open market, resulting in a net gain on debt extinguishment of $0.8 million during the three months ended March 31, 2020. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

Debt Issuance Costs

Activity impacting the Company’s debt issuance costs for the three months ended March 31, 2020, was as follows:

Capitalized Debt Issuance Costs
Balance at December 31, 2019	$9.3
Loss on debt extinguishment from Master Note and Security Tender	(0.2)
Amortization of debt issuance costs	(0.6)
Balance at March 31, 2020	$8.5

(Gain) Loss on Debt Extinguishment

The gain on debt extinguishment recorded during the three months ended March 31, 2020, was comprised of the following:

2020 Gain on Debt Extinguishment
Loss on debt extinguishment from Master Note and Security Tender	$0.2
Gain on debt extinguishment from Senior Unsecured Note Repurchases	(0.8)
Total	$(0.6)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)

The Company completed the third amendment to the April 28, 2014 Senior Secured Credit Facility on January 31, 2019, which resulted in a loss on debt extinguishment recorded during the three months ended March 31, 2019, and was comprised of the following:

2019 Loss on Debt Extinguishment
Debt issuance costs:
Debt issuance costs from February 10, 2017 debt financing arrangement	$0.7
Debt issuance costs from January 31, 2019 debt financing arrangement	14.2
Original issue discount:
Original issue discount from February 10, 2017 debt financing arrangement	1.0
Total	$15.9

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2020:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2020, the Company’s Total Leverage Ratio was 3.53 to 1.00).

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling twelve-month basis, the Senior Secured Leverage Ratio, defined as consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2020, the Company’s Senior Secured Leverage Ratio was 2.24 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2020, the Company’s Interest Coverage Ratio was 4.62 to 1.00).

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
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. The following limitations utilize a Total Net Leverage Ratio calculation, which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA (for the twelve months ended March 31, 2020, the Company’s Total Net Leverage Ratio was 2.95 to 1.00).

•If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions. As the Company’s Total Net Leverage Ratio as of March 31, 2020, was 2.95 to 1.00, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 2.24 to 1.00 and Total Net Leverage Ratio was 2.95 to 1.00, as of March 31, 2020.

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

The Company currently has various open tax audits in multiple jurisdictions.  From time to time, the Company will receive tax assessments as part of the process.  Based on the information available as of March 31, 2020, the Company has recorded its best estimate of the potential settlements of these audits.  Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of March 31, 2020, was $17.7 million. The Company anticipates a $1.6 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations.

On March 27, 2020, the United States government passed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This legislation includes significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic. The Company recognized a $4.6 million discrete tax benefit during the three months ended March 31, 2020, as a result of the CARES Act, related to the provision temporarily increasing the amount of interest expense businesses are allowed to deduct on their income tax returns by increasing the 30-percent limitation to 50-percent of adjusted taxable income for 2019 and 2020. In addition, the discrete benefit recorded by the Company includes the estimated benefit of the provision allowing a net operating loss (“NOL”) generated in a tax year beginning in 2018, 2019, or 2020 to be carried back five years, including years when the federal statutory tax rate was 35%. The provision also temporarily removes the taxable income limitation to allow an NOL to fully offset income. The Company anticipates adjusting its discrete benefit during 2020 as the tax return for the year ended December 31, 2019, is prepared and filed with the Internal Revenue Service.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
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

Level 3: Unobservable inputs for the asset or liability. There were no recurring Level 3 fair value measurements of assets or liabilities as of March 31, 2020.

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

The Company classifies the interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swaps classified as Level 2 as of March 31, 2020, and December 31, 2019, were as follows:

	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swap assets	Prepaid expenses and other current assets	$—	$—
Interest rate swap liabilities	Other long-term liabilities	$(17.5)	$(6.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
The interest rate swaps were highly effective as of March 31, 2020. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate swaps have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the interest rate swaps have been included in other comprehensive loss in the condensed consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2020	2019
Net interest paid (received)	$0.4	$(0.4)
Loss recognized in other comprehensive loss	$(11.1)	$(3.7)

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of March 31, 2020.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the three months ended March 31, 2020 and 2019, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 11, “Debt,” for the fair value of the Company’s debt as of March 31, 2020.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 3, “Acquisitions,” for further discussion on acquisitions. See Note 4, “Discontinued Operations”; Note 5, “Restructuring, Impairment and Transaction-Related Charges”; Note 6, “Goodwill and Other Intangible Assets”; and Note 9, “Property, Plant and Equipment” for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets.

Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and accrued liabilities approximate their carrying values as of March 31, 2020, and December 31, 2019.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
Note 14. Other Current and Long-Term Liabilities

The components of other current and long-term liabilities as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020			December 31, 2019
	Other Current Liabilities	Other Long-Term Liabilities	Total	Other Current Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$87.0	$55.0	$142.0	$129.4	$61.9	$191.3
Single employer pension plan obligations	1.8	72.5	74.3	1.8	77.1	78.9
Multiemployer pension plans – withdrawal liability	5.8	34.9	40.7	8.4	35.7	44.1
Tax-related liabilities	25.1	10.6	35.7	24.6	10.7	35.3
Restructuring liabilities	20.4	6.8	27.2	15.8	7.4	23.2
Interest and rent liabilities	8.9	0.2	9.1	4.9	0.2	5.1
Interest rate swap liabilities	—	17.5	17.5	—	6.4	6.4
Liabilities held for sale from continuing operations (2)	—	—	—	17.9	—	17.9
Other	80.6	22.6	103.2	100.2	21.7	121.9
Total	$229.6	$220.1	$449.7	$303.0	$221.1	$524.1
______________________________
(1)Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers’ compensation.
(2)The Omaha, Nebraska packaging plant was considered held for sale in the condensed consolidated balance sheets as of December 31, 2019. The Company completed the sale on January 31, 2020.

Note 15. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Employee Stock Ownership Plan (“ESOP”) holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions during the three months ended March 31, 2020 and 2019.

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

The components of net pension income for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
Interest cost	$(3.4)	$(4.4)
Expected return on plan assets	6.1	5.9
Net pension income	$2.7	$1.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)

The Company made $0.6 million in benefit payments to its non-qualified defined benefit pension plans and made $1.3 million in contributions to its qualified defined benefit pension plans during the three months ended March 31, 2020. The CARES Act allows organizations to delay required 2020 quarterly contributions until January 1, 2021, with interest, but without penalty. The Company expects to delay its future quarterly contributions to its qualified defined benefit plan until January 1, 2021.

Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a withdrawal liability based on information provided by each plan’s trustee. The Company has reserved $40.7 million for the total MEPPs withdrawal liability as of March 31, 2020, of which $34.9 million was recorded in other long-term liabilities and $5.8 million was recorded in accrued liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU and GCC until April 2032 and February 2024, respectively. The Company made payments totaling $4.2 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.

Note 16. Loss Per Share Attributable to Quad Common Shareholders

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the three months ended March 31, 2020 and 2019, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock, including the impact of discontinued operations, for the three months ended March 31, 2020 and 2019, are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Numerator
Net loss from continuing operations	$(8.6)	$(12.7)
Less: net loss attributable to noncontrolling interests	—	(0.3)
Net loss from continuing operations attributable to Quad common shareholders	(8.6)	(12.4)

Loss from discontinued operations, net of tax	(3.8)	(10.1)

Net loss attributable to Quad common shareholders	$(12.4)	$(22.5)

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	50.5	49.6
Plus: effect of dilutive equity incentive instruments	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	50.5	49.6

Loss per share attributable to Quad common shareholders
Basic and diluted:
Continuing operations	$(0.17)	$(0.25)
Discontinued operations	(0.08)	(0.20)
Basic and diluted loss per share attributable to Quad common shareholders	$(0.25)	$(0.45)

Cash dividends paid per common share for all classes of common shares	$0.15	$0.30

Note 17. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (“Omnibus Plan”) for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees; and (2) to increase shareholder value. The Omnibus Plan provides for an aggregate 12,671,652 shares of class A common stock reserved for issuance under the Omnibus Plan. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock (“RS”), restricted stock units (“RSU”), deferred stock units (“DSU”) or other stock-based awards as determined by the Company’s Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. There were 457,169 shares of class A common stock reserved for issuance under the Omnibus Plan as of March 31, 2020. The Board of Directors is seeking approval from the Company’s shareholders at the annual meeting of shareholders to be held in May 2020 for the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan, including the authority to issue up to 3,000,000 shares of class A common stock under the 2020 Plan. Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs. The Company plans to either use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
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

Equity Incentive Compensation Expense

The total compensation expense recognized related to all equity incentive programs was $2.8 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively, and was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations. Total stock-based compensation expense included income of $0.3 million recognized for liability awards that are remeasured on a quarterly basis during the three months ended March 31, 2020. There was no expense recognized for liability awards during the three months ended March 31, 2019. Total future compensation expense related to all equity incentive programs granted as of March 31, 2020, was estimated to be $17.1 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $7.8 million for the remainder of 2020, $6.8 million for 2021, $2.2 million for 2022 and $0.3 million for 2023.

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

There were no stock options granted, and no compensation expense was recognized related to stock options for the three months ended March 31, 2020 and 2019. There is no future compensation expense for stock options as of March 31, 2020.

The following table is a summary of the stock option activity for the three months ended March 31, 2020:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2019	790,237	$25.27	1.1	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(213,870)	16.99
Outstanding and exercisable at March 31, 2020	576,367	$28.34	1.2	$—

The intrinsic value of options outstanding and exercisable at March 31, 2020, and December 31, 2019, was based on the fair value of the stock price. All outstanding options are vested as of March 31, 2020. There were no stock options exercised during the three months ended March 31, 2020 and 2019.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
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

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2020:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2019	2,623,971	$17.82	1.5	230,621	$14.75	1.9
Granted	1,091,299	4.67		45,353	4.67
Vested	(547,883)	26.88		(25,228)	26.88
Forfeited	(131,864)	14.02		—	—
Nonvested at March 31, 2020	3,035,523	$11.63	2.1	250,746	$11.70	2.0

In the first quarter of 2019, the Company issued RSU awards in connection with the acquisition of Periscope that are accounted for as liability awards that will vest on March 1, 2022. The awards were recorded at fair value on the initial issuance date and are remeasured to fair value at each reporting period, with the change in fair value being recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The change in fair value of the awards classified as liabilities resulted in income of $0.3 million for the three months ended March 31, 2020. There was no expense recorded for awards classified as liabilities during the three months ended March 31, 2019. As of March 31, 2020, the fair value of the RSU awards classified as liabilities was $0.3 million and was included in other long-term liabilities on the condensed consolidated balance sheets.

In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSU awards classified as equity was $2.1 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
Deferred Stock Units

Deferred stock units are awards of rights to shares of the Company’s class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the three months ended March 31, 2020:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	314,658	$16.22
Granted	204,088	4.67
Dividend equivalents granted	21,145	3.40
Settled	(38,930)	19.81
Outstanding at March 31, 2020	500,961	$10.69

Each DSU award entitles the grantee to receive one share of class A common stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents, and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A common stock. Compensation expense recognized for DSU awards was $1.0 million and $0.9 million during the three months ended March 31, 2020 and 2019, respectively. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

Note 18. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
March 31, 2020	105.0	40.2	0.2	40.4
December 31, 2019	105.0	39.2	1.1	40.3

Class B stock ($0.025 par value)
March 31, 2020	80.0	13.5	—	13.5
December 31, 2019	80.0	13.5	—	13.5

Class C stock ($0.025 par value)
March 31, 2020	20.0	—	0.5	0.5
December 31, 2019	20.0	—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2020, and December 31, 2019. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. There were no shares repurchased during the three months ended March 31, 2020, or during the three months ended March 31, 2019. As of March 31, 2020, there were $100.0 million of authorized repurchases remaining under the program.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The dividend activity related to the then outstanding shares for the three months ended March 31, 2020 and 2019, was as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2020
Q1 Dividend	February 18, 2020	February 28, 2020	March 9, 2020	$0.15
2019
Q1 Dividend	February 19, 2019	February 25, 2019	March 8, 2019	$0.30

Note 19. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2020, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2019	$(131.0)	$(4.7)	$(31.5)	$(167.2)
Other comprehensive loss before reclassifications	(15.3)	(8.3)	—	(23.6)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—	—
Net other comprehensive loss	(15.3)	(8.3)	—	(23.6)
Balance at March 31, 2020	$(146.3)	$(13.0)	$(31.5)	$(190.8)

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2019, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2018	$(130.0)	$3.3	$(25.5)	$(152.2)
Other comprehensive loss before reclassifications	(0.3)	(2.8)	—	(3.1)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—	—
Net other comprehensive loss	(0.3)	(2.8)	—	(3.1)
Balance at March 31, 2019	$(130.3)	$0.5	$(25.5)	$(155.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
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

International

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. As of March 31, 2020, the Company has no unrestricted subsidiaries as defined in the Company’s Senior Unsecured Notes indenture.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
The following is a summary of segment information for the three months ended March 31, 2020 and 2019:

	Net Sales		Operating Income (Loss) from Continuing Operations	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended March 31, 2020
United States Print and Related Services	$563.6	$173.0	$16.3	$20.8
International	81.4	4.5	0.3	1.3
Total operating segments	645.0	177.5	16.6	22.1
Corporate	—	—	(11.6)	0.7
Total	$645.0	$177.5	$5.0	$22.8

Three months ended March 31, 2019
United States Print and Related Services	$659.6	$195.4	$29.3	$4.5
International	101.8	4.2	1.9	1.6
Total operating segments	761.4	199.6	31.2	6.1
Corporate	—	—	(14.8)	1.5
Total	$761.4	$199.6	$16.4	$7.6

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2020 and 2019, are further described in Note 5, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) from continuing operations results by segment above.

A reconciliation of operating income from continuing operations to loss from continuing operations before income taxes and equity in loss of unconsolidated entity as reported in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, was as follows:

	Three Months Ended March 31,
	2020	2019
Operating income from continuing operations	$5.0	$16.4
Less: interest expense	18.1	21.8
Less: net pension income	(2.7)	(1.5)
Less: (gain) loss on debt extinguishment	(0.6)	15.9
Loss from continuing operations before income taxes and equity in loss of unconsolidated entity	$(9.8)	$(19.8)

Note 21. New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. ASU 2020-04 permits entities to apply certain expedients and exceptions for contracts, hedging relationships, and other transactions impacted by the anticipated transition away from the use of LIBOR or other interbank offered rates to alternative reference rates. This optional guidance is effective as of March 12, 2020, through December 31, 2022. The Company is evaluating the impact of the adoption of ASU 2020-04 on the condensed consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(In millions, except share and per share data and unless otherwise indicated)
combination, ownership changes in investments, accounting for hybrid tax regimes, interim-period accounting for enacted changes in tax law and limitation of tax benefit on year-to-date losses. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2019-12 on the condensed consolidated financial statements.

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

Note 22. Subsequent Events

COVID-19 Impacts and Response

The coronavirus (“COVID-19”) pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations and supply chain, although the full extent is uncertain. The Company implemented cost reduction and cash conservation initiatives in response to the impact of the COVID-19 pandemic on its business, including temporarily reduced salary and implemented unpaid furloughs for salaried employees, which include reducing the base salaries of the Company’s Chief Executive Officer by 50% and the other named executive officers by 35%; reduced retainer fees for the Company’s non-employee directors by 50%; suspended production at several manufacturing facilities where declining client volume or other effects of the pandemic have impacted the Company’s ability to operate; suspended quarterly dividend payments until further notice; and delayed capital spending projects. The Company is continuing to evaluate its cost structure and expects to implement additional cost reduction measures as necessary. As the pandemic continues to rapidly evolve, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, all of which are highly uncertain and cannot be predicted.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the Quad condensed consolidated financial statements for the three months ended March 31, 2020 and 2019, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2019, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 19, 2020.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the Company’s condensed consolidated financial statements and accompanying notes to help provide an understanding of the Company’s financial condition, the changes in the Company’s financial condition and the Company’s results of operations. This discussion and analysis is organized as follows:

•Cautionary Statement Regarding Forward-Looking Statements.

•Overview. This section includes a general description of the Company’s business and segments, an overview of key performance metrics the Company’s management measures and utilizes to evaluate business performance, and an overview of trends affecting the Company, including management’s actions related to the trends.

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for the three months ended March 31, 2020, to the three months ended March 31, 2019. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Omaha, Nebraska packaging plant, which was sold on January 31, 2020. The results of operations of this divestiture is included in the Company’s condensed consolidated results until the date of disposition. The results of the Company's United States Book business have been reported as discontinued operations for all periods presented.  Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with GAAP.

•Liquidity and Capital Resources. This section provides an analysis of the Company’s capitalization, cash flows, a statement about off-balance sheet arrangements and a discussion of outstanding debt and commitments. Forward-looking statements important to understanding the Company’s financial condition are included in this section. This section also provides a discussion of Free Cash Flow and Debt Leverage Ratio, non-GAAP financial measures that the Company uses to assess liquidity and capital allocation and deployment.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad are those described in Part I, Item 1A, “Risk Factors,” of the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on February 19, 2020, as such may be amended or supplemented in Part II, “Other Information,” Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

•The uncertain negative impacts the coronavirus (COVID-19) will have on the Company’s business, financial condition, cash flows, results of operations and supply chain, as well as the global economy in general;

•The impact of decreasing demand for printed materials and significant overcapacity in a highly competitive environment creates downward pricing pressures and potential under-utilization of assets;

•The impact of digital media and similar technological changes, including digital substitution by consumers;

•The impact of fluctuations in costs (including labor and labor-related costs, energy costs, freight rates and raw materials) and the impact of fluctuations in the availability of raw materials;
•The inability of the Company to reduce costs and improve operating efficiency rapidly enough to meet market conditions;

•The impact of the various restrictive covenants in the Company’s debt facilities on the Company’s ability to operate its business, as well as the uncertain negative impacts COVID-19 may have on the Company’s ability to continue to be in compliance with these restrictive covenants;

•The impact of increased business complexity as a result of the Company’s transformation to a marketing solutions partner;

•The failure to successfully identify, manage, complete and integrate acquisitions, investment opportunities or other significant transactions, as well as the successful identification and execution of strategic divestitures;

•The failure of clients to perform under contracts or to renew contracts with clients on favorable terms or at all;

•The impact of changing future economic conditions;

•The fragility and decline in overall distribution channels, including newspaper distribution channels;

•The impact of changes in postal rates, service levels or regulations;

•The failure to attract and retain qualified talent across the enterprise;

•The impact of regulatory matters and legislative developments or changes in laws, including changes in cyber-security, privacy and environmental laws;

•Significant capital expenditures may be needed to maintain the Company’s platforms and processes and to remain technologically and economically competitive;

•The impact of risks associated with the operations outside of the United States, including costs incurred or reputational damage suffered due to improper conduct of its employees, contractors or agents;

•The impact of an other than temporary decline in operating results and enterprise value that could lead to non-cash impairment charges due to the impairment of property, plant and equipment and other intangible assets; and

•The impact on the holders of Quad’s class A common stock of a limited active market for such shares and the inability to independently elect directors or control decisions due to the voting power of the class B common stock.

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

Grow the Business Profitably

This strategy centers on Quad’s ability to grow its business at a time when significant media disruption and print industry headwinds continue. Key components of this strategy are as follows:

•Transformation as a marketing solutions partner, with an integrated marketing platform that the Company believes creates more value than the traditional agency approach that operates in silos and is focused on profit by individual media channel. The Company calls this transformation Quad 3.0. Quad’s unique integrated marketing platform removes the complexity Quad’s clients face when working with multiple agency partners and vendors, eliminating multiple handoffs that compromise both the strategy of programs as well as the speed at which they are executed. In addition, the Company believes its platform increases client efficiencies through workflow re-engineering, content production and process optimization; and improves their clients’ overall marketing spend effectiveness across all channels through data-driven consumer insights, media planning, and creative and campaign strategy.

•Organic growth, in which the Company leverages knowledge from existing client relationships in key growth vertical industries to develop complementary products and services that help brand owners market more efficiently and effectively across media channels. Quad is also focused on ensuring it has the right talent in the right positions to facilitate strategic marketing conversations with its clients that lead to a better understanding of their needs, developing tailored solutions and growing market share.

•Disciplined investments, that take many different forms. For example, the Company intends to continue to pursue acquisitions that help accelerate Quad 3.0 as well as value-driven industry consolidating acquisitions that meet its disciplined acquisition criteria. In addition, the Company intends to continue making the long-term investments in its talent, such as hiring marketing talent, that will accelerate its transformation as a marketing solutions partner, as well as investments to increase productivity, such as through increased hourly production employees’ wages.

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

Enhance Financial Strength and Create Shareholder Value

Quad follows a disciplined approach to maintaining and enhancing financial strength to create shareholder value, which is essential given ongoing media disruption and printing industry challenges. This strategy is centered on the Company’s ability to maximize net earnings, Free Cash Flow and operating margins; maintain consistent financial policies to ensure a strong balance sheet, liquidity level and access to capital; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. The priorities for capital allocation and deployment are adjusted based on prevailing circumstances and what the Company thinks is best for shareholder value creation at any particular point in time. Those priorities currently include the following: (1) deleveraging the Company’s balance sheet through debt and pension liability reductions; (2) making compelling investments that drive profitable organic growth and productivity in the Company’s print manufacturing and distribution operations, as well as expansion into higher-growth marketing services that help accelerate Quad 3.0, and pursuing value-driven industry consolidation; and (3) over the long-term returning capital to shareholders through dividends and share repurchases.

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

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 90% of the Company’s consolidated net sales during the three months ended March 31, 2020.

•The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 10% of the Company’s consolidated net sales during the three months ended March 31, 2020.

•Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

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

Debt Leverage Ratio. The Company uses the Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business, and accordingly, to quantify debt capacity available for strengthening the balance sheet (debt and pension liability reduction), for strategic capital allocation and deployment through investments in the business (capital expenditures, acquisitions and strategic investments), and for returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations increased $80 million during the three months ended March 31, 2020, primarily due to the Company’s decision to increase borrowings by $100 million under the revolving credit facility to increase cash on hand to $207.8 million to ensure continued financial flexibility in response to the COVID-19 pandemic. Excluding cash, net debt decreased $49 million during the first quarter. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and finance lease obligations by $547 million and has reduced the obligations for pension, postretirement and MEPPs by $447 million, for a total obligation reduction since July of 2010 of approximately $1.0 billion.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management balances the use of cash between deleveraging the Company’s balance sheet (through reduction in debt and pension obligations), compelling investment opportunities (through capital expenditures, acquisitions and strategic investments) and returns to shareholders (through share repurchases and quarterly dividends). Due to uncertainty in client demand as a result of the COVID-19 pandemic, the Company’s Board of Directors made the proactive decision to temporarily suspend the Company’s quarterly dividend of $0.15 per share. The Company remains committed to paying a dividend over the long-term and will seek to resume the dividend following stabilization of its operating environment.

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts, and catalogs primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years. Due to the uncertainty surrounding the timing and nature of the COVID-19 pandemic, the Company anticipates this seasonality will be further impacted in 2020 and in future periods, as the Company is heavily dependent on consumer demand.

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

The Company continues to make progress on integrating and streamlining all aspects of its business, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. The Company has continued to evolve its manufacturing platform, equipping facilities to be product line agnostic, which enables the Company to maximize equipment utilization. Quad believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as publications and catalogs) due to economies of scale and from investments in automation and technology. The Company continues to focus on proactively aligning its cost structure to the realities of the top-line pressures it faces in the printing industry through Lean Manufacturing and sustainable continuous improvement programs. Restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 46 plant closures through March 31, 2020.

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

Integrated distribution with the postal service is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The United States Postal Service (“USPS”) continues to experience financial problems. Without increased revenues or action by Congress to reform the USPS’ cost structure, these losses will continue into the future. Because of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. Additional price increases may result in clients reducing mail volumes and exploring the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet and other alternative media channels to ensure that they stay within their expected postage budgets.

Current federal law limits postal rate increases (outside of an “exigent circumstance”) to the increase in the Consumer Price Index (“CPI”). This cap works to ensure funding stability and predictability for mailers. However, that same federal statute requires the Postal Regulatory Commission (“PRC”) to conduct a review of the overall rate-making structure for the USPS. The PRC proposed a new rate-making structure that would provide the USPS with additional pricing flexibility over the current CPI cap, and which may result in a substantially altered rate structure for mailers. Any newly revised rates that would be effective because of new rules issued by the PRC may include a higher rate cap, or potentially the elimination of a rate cap altogether, which will result in no restrictions on the USPS’ ability to increase rates from year to year. This may lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. The result may be reduced demand for printed products as clients may move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers.

The Company’s results of operations have been and continue to be adversely impacted as a result of the COVID-19 pandemic. Through the Company’s Crisis Management Team, including executive and operations leadership, the Company has been executing business continuity plans focused on protecting the health and well-being of our employees, while also continuing to service clients, and protect the long-term financial health of the Company as the COVID-19 pandemic evolves. As a part of the business continuity plans, the Company implemented cost reduction and cash conservation initiatives, including temporarily reduced salaries and unpaid furloughs for salaried employees, which include reducing the base salary of the Company’s Chief Executive Officer by 50% and the other named executive officers by 35%; reduced retainer fees for the Company’s non-employee directors by 50%; suspended production at several manufacturing facilities where declining client volume or other effects of the pandemic have impacted the Company’s ability to operate; suspended quarterly dividend payments until further notice; and delayed capital spending projects. The Company continues to evaluate its cost structure and expects to implement additional cost reduction measures as necessary due to economic challenges resulting from the COVID-19 pandemic. As the pandemic continues to rapidly evolve, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, all of which are highly uncertain and cannot be predicted.

Results of Operations for the Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019

Summary Results

The Company’s operating income from continuing operations, operating margin, net loss attributable to Quad common shareholders (computed using a 25% normalized tax rate for all items subject to tax) and diluted loss per share attributable to Quad common shareholders for the three months ended March 31, 2020, changed from the three months ended March 31, 2019, as follows (dollars in millions, except margin and per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Loss Attributable to Quad Common Shareholders	Diluted Loss Per Share Attributable to Quad Common Shareholders
For the three months ended March 31, 2019	$16.4	1.7%	$(22.5)	$(0.45)
Restructuring, impairment and transaction-related charges (1)	(15.2)	(2.0)%	(11.4)	(0.23)
Interest expense (2)	N/A	N/A	2.8	0.06
Net pension income (3)	N/A	N/A	0.9	0.02
2020 gain on debt extinguishment (4)	N/A	N/A	0.4	0.01
2019 loss on debt extinguishment (4)	N/A	N/A	11.9	0.24
Income taxes (5)	N/A	N/A	(3.5)	(0.07)
Loss from discontinued operations, net of tax (6)	N/A	N/A	6.3	0.12
Investments in unconsolidated entity and noncontrolling interests, net of tax (7)	N/A	N/A	(0.2)	—
Operating income from continuing operations (8)	3.8	0.9%	2.9	0.05
For the three months ended March 31, 2020	$5.0	0.6%	$(12.4)	$(0.25)
______________________________
(1)Restructuring, impairment and transaction-related charges increased $15.2 million ($11.4 million, net of tax), to $22.8 million during the three months ended March 31, 2020, and included the following:

a.An $8.3 million increase in employee termination charges from $4.3 million during the three months ended March 31, 2019, to $12.6 million during the three months ended March 31, 2020;

b.An $0.8 million increase in impairment charges from $1.7 million during the three months ended March 31, 2019, to $2.5 million during the three months ended March 31, 2020;

c.A $1.0 million decrease in transaction-related charges from $1.5 million during the three months ended March 31, 2019, to$0.5 million during the three months ended March 31, 2020;

d.A $0.1 million decrease in integration costs from $0.8 million during the three months ended March 31, 2019, to $0.7 million during the three months ended March 31, 2020; and

e.A $7.2 million increase in various other restructuring charges from $0.7 million of income during the three months ended March 31, 2019, to $6.5 million of expense during the three months ended March 31, 2020.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Interest expense decreased $3.7 million ($2.8 million, net of tax) during the three months ended March 31, 2020, to $18.1 million. This change was due to a lower average debt levels and lower weighted average interest rate on borrowings in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

(3)Net pension income increased $1.2 million ($0.9 million, net of tax) during the three months ended March 31, 2020, to $2.7 million. This was due to a $1.0 million decrease from interest cost on pension plan liabilities and a $0.2 million increase from the expected long-term return on pension plan assets.

(4)A $0.6 million gain on debt extinguishment ($0.4 million, net of tax) was recognized during the three months ended March 31, 2020, primarily relating to Senior Unsecured Note repurchases, completed in the first quarter of 2020. A $15.9 million loss on debt extinguishment ($11.9 million, net of tax) was recognized during the three months ended March 31, 2019, relating to the third amendment to the Company’s April 28, 2014 Senior Secured Credit Facility, completed on January 31, 2019.

(5)The $3.5 million decrease in income tax benefit as calculated in the following table is primarily due to the following: (a) a $5.5 million decreased income tax benefit from equity award activity; (b) a $1.3 million decreased income tax benefit for preliminary 2019 return-to-provision adjustments; and (c) a $1.2 million decreased income tax benefit from increased losses in foreign jurisdictions where the Company does not receive an income tax benefit. These decreases were partially offset by a $4.5 million income tax benefit related to the CARES Act net operating loss carry back provisions:

	Three Months Ended March 31,
	2020	2019	$ Change
Loss from continuing operations before income taxes and equity in loss of unconsolidated entity	$(9.8)	$(19.8)	$10.0
Normalized tax rate	25.0%	25.0%
Income tax benefit at normalized tax rate	(2.5)	(5.0)	2.5

Income tax benefit from the condensed consolidated statements of operations	(1.2)	(7.2)	6.0

Impact of income taxes	$(1.3)	$2.2	$(3.5)

(6)The decrease in loss from discontinued operations, net of tax, of $6.3 million during the three months ended March 31, 2020, was primarily due to a $8.6 million decrease in the operating loss from the discontinued operations due to productivity improvements and cost reduction activities, partially offset by a $2.3 million decrease in income tax benefit.

(7)The decrease in investments in unconsolidated entity and noncontrolling interests, net of tax, of $0.2 million during the three months ended March 31, 2020, was primarily related to a $0.3 million decrease in loss attributed to noncontrolling interests in the Company’s condensed consolidated statements of operations related to the Company’s 57% ownership of Rise, partially offset by a $0.1 million decrease in loss at the Company’s investment in Plural Industria Gráfica Ltda. (“Plural”), the Company’s Brazilian joint venture.

(8)Operating income from continuing operations, excluding restructuring, impairment and transaction-related charges, increased $3.8 million ($2.9 million, net of tax impact) during the three months ended March 31, 2020, primarily due to the following: (1) a $9.4 million net benefit from a change in the hourly production employee vacation policy; (2) an $8.0 million reduction in the cost of worker’s compensation claims from improved production safety initiatives; and (3) savings from other cost reduction initiatives. These increases were partially offset by the following: (1) lower print volume, pricing and print service sales; (2) a $9.0 million decrease in paper byproduct recoveries; (3) a $4.4 million increase in production hourly wages in our most competitive labor markets; and (4) a $4.2 million increase in credit loss expense primarily due to specific client credit reviews.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2020		2019
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$645.0	78.4%	$761.4	79.2%	$(116.4)	(15.3)%
Services	177.5	21.6%	199.6	20.8%	(22.1)	(11.1)%
Total net sales	822.5	100.0%	961.0	100.0%	(138.5)	(14.4)%
Cost of sales:
Products	523.7	63.6%	646.2	67.2%	(122.5)	(19.0)%
Services	124.0	15.1%	142.1	14.8%	(18.1)	(12.7)%
Total cost of sales	647.7	78.7%	788.3	82.0%	(140.6)	(17.8)%
Selling, general & administrative expenses	99.6	12.1%	94.5	9.8%	5.1	5.4%
Depreciation and amortization	47.4	5.8%	54.2	5.7%	(6.8)	(12.5)%
Restructuring, impairment and transaction-related charges	22.8	2.8%	7.6	0.8%	15.2	200.0%
Total operating expenses	817.5	99.4%	944.6	98.3%	(127.1)	(13.5)%
Operating income from continuing operations	$5.0	0.6%	$16.4	1.7%	$(11.4)	(69.5)%

Net Sales

Product sales decreased $116.4 million, or 15.3%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (1) a $59.5 million decrease from pass-through paper sales; (2) a $42.0 million decrease in sales in the Company’s print product lines due to ongoing industry volume and pricing pressures, including the initial impact from the COVID-19 pandemic; (3) an $11.4 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant; and (4) $3.5 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $22.1 million, or 11.1%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (1) a $10.0 million decrease in logistics sales; (2) a $5.9 million decrease in print imaging services; (3) a $4.9 million decrease of sales of marketing services; and (4) a $1.3 million decrease in sales of QuadMed external medical services.

Cost of Sales

Cost of product sales decreased $122.5 million, or 19.0%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (1) a decrease in pass-through paper costs; (2) lower print volume; (3) the impact from the divestiture of the Omaha packaging plant; (4) a $9.4 million net benefit from a change in the hourly production employee vacation policy; (5) an $8.0 million reduction in the cost of worker’s compensation claims from improved production safety initiatives; and (6) other cost reduction initiatives. These decreases were partially offset by a $9.0 million decrease in paper byproduct recoveries and a $4.4 million increase in production hourly wages in our most competitive labor market.

Cost of product sales as a percentage of total net sales decreased to 63.6% for the three months ended March 31, 2020, from 67.2% for the three months ended March 31, 2019, primarily due to the reasons provided above.

Cost of service sales decreased $18.1 million, or 12.7%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to lower service sales and lower freight costs.

Cost of service sales as a percentage of total net sales increased to 15.1% for the three months ended March 31, 2020, from 14.8% for the three months ended March 31, 2019, primarily due to the reasons provided above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.1 million, or 5.4%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (1) a $6.8 million increase from foreign translation losses; (2) a $4.2 million increase in credit loss expense primarily due to specific client credit reviews; and (3) a $3.2 million increase in legal and environmental charges, partially offset by a $8.2 million decrease in employee-related costs and savings from other cost reduction initiatives. Selling, general and administrative expenses as a percentage of net sales increased to 12.1% for the three months ended March 31, 2020 from 9.8% for the three months ended March 31, 2019, primarily due to the reasons stated above.

Depreciation and Amortization

Depreciation and amortization decreased $6.8 million, or 12.5%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to a $5.1 million decrease in depreciation expense primarily from property, plant and equipment becoming fully depreciated over the past year and a $1.7 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $15.2 million, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following:

	Three Months Ended March 31,
	2020	2019	$ Change
Employee termination charges	$12.6	$4.3	$8.3
Impairment charges (a)	2.5	1.7	0.8
Transaction-related charges	0.5	1.5	(1.0)
Integration costs	0.7	0.8	(0.1)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	2.7	1.3	1.4
Equipment and infrastructure removal costs	0.6	0.1	0.5
Gains on the sale of facilities (b)	(0.8)	(3.5)	2.7
Other restructuring activities (c)	4.0	1.4	2.6
Other restructuring charges (income)	6.5	(0.7)	7.2
Total restructuring, impairment and transaction-related charges	$22.8	$7.6	$15.2
______________________________
(a)Includes $2.5 million and $1.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the three months ended March 31, 2020 and 2019, respectively.
(b)Includes a $0.8 million gain on the sale of the Shakopee, Minnesota facility during the three months ended March 31, 2020, and a $3.5 million gain on the sale of the Hazleton, Pennsylvania facility during the three months ended March 31, 2019.
(c)Includes a $2.9 million loss on the sale of a business during the three months ended March 31, 2020.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, were as follows:

	Three Months Ended March 31,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$51.9	6.3%	$46.3	4.8%

EBITDA increased $5.6 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (1) a $9.4 million net benefit from a change in the hourly production employee vacation policy; (2) an $8.0 million reduction in the cost of worker’s compensation claims from improved production safety initiatives; (3) a $6.3 million decrease in loss from discontinued operations, net of tax; and (4) savings from other cost reduction initiatives. These increases were partially offset by the following: (1) lower print volume, pricing and print service sales; (2) $15.2 million of increased restructuring, impairment and transaction-related charges; (3) a $9.0 million decrease in paper byproduct recoveries; (4) a $4.4 million increase in production hourly wages in our most competitive labor markets; and (4) a $4.2 million increase in credit loss expense primarily due to specific client credit reviews.

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

A reconciliation of EBITDA to net loss attributable to Quad common shareholders for the three months ended March 31, 2020 and 2019, was as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in millions)
Net loss attributable to Quad common shareholders (1)	$(12.4)	$(22.5)
Interest expense	18.1	21.8
Income tax benefit	(1.2)	(7.2)
Depreciation and amortization	47.4	54.2
EBITDA (non-GAAP)	$51.9	$46.3
______________________________
(1)Net loss attributable to Quad common shareholders included the following:
a.Restructuring, impairment and transaction-related charges of $22.8 million and $7.6 million for the three months ended March 31, 2020 and 2019, respectively;
b.Net pension income of $2.7 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively;
c.Gain on debt extinguishment of $0.6 million for the three months ended March 31, 2020, and loss on debt extinguishment of $15.9 million for the three months ended March 31, 2019;
d.Equity in loss of unconsolidated entity of $0.1 million for the three months ended March 31, 2019;
e.Loss from discontinued operations, net of tax, of $3.8 million and $10.1 million for the three months ended March 31, 2020 and 2019, respectively; and
f.Net loss attributable to noncontrolling interests of $0.3 million for the three months ended 2019.

United States Print and Related Services

The following table summarizes net sales, operating income from continuing operations, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$563.6	$659.6	$(96.0)	(14.6)%
Services	173.0	195.4	(22.4)	(11.5)%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	16.3	29.3	(13.0)	(44.4)%
Operating margin	2.2%	3.4%	N/A	N/A
Restructuring, impairment and transaction-related charges	$20.8	$4.5	$16.3	362.2%

Net Sales

Product sales for the United States Print and Related Services segment decreased $96.0 million, or 14.6%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (1) a $50.2 million decrease in pass-through paper sales; (2) a $34.4 million decrease in sales in the Company’s print product lines due to ongoing volume and pricing pressures from excess capacity in the printing industry, including the initial impact from the COVID-19 pandemic; and (3) an $11.4 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant.

Service sales for the United States Print and Related Services segment decreased $22.4 million, or 11.5%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (1) a $10.3 million decrease in logistics sales; (2) a $5.9 million decrease in print imaging services; (3) a $4.9 million decrease of sales of marketing services; and (4) a $1.3 million decrease in sales of QuadMed external medical services.

Operating Income from Continuing Operations

Operating income from continuing operations for the United States Print and Related Services segment decreased $13.0 million, or 44.4%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (1) lower print volume and pricing due to ongoing industry pressures, including the initial impact from the COVID-19 pandemic; (2) a $16.3 million increase in restructuring, impairment and transaction-related charges; (3) a $9.0 million decrease in paper byproduct recoveries; (4) a $4.4 million increase in production hourly wages in our most competitive labor markets; and (5) lower print service sales. These decreases were partially offset by: (1) a $9.6 million net benefit from a change in the hourly production employee vacation policy; (2) an $8.0 million reduction in the cost of worker’s compensation claims from improved production safety initiatives; and (3) savings from other cost reduction initiatives.

Operating margin for the United States Print and Related Services segment decreased to 2.2% for the three months ended March 31, 2020, compared to 3.4% for the three months ended March 31, 2019, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment increased $16.3 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following:

	Three Months Ended March 31,
	2020	2019	$ Change
Employee termination charges	$12.1	$4.1	$8.0
Impairment charges (a)	2.5	1.7	0.8
Integration costs	0.7	0.8	(0.1)
Other restructuring charges (income) (b)	5.5	(2.1)	7.6
Total restructuring, impairment and transaction-related charges	$20.8	$4.5	$16.3
______________________________
(a)Includes $2.5 million and $1.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the three months ended March 31, 2020 and March 31, 2019, respectively.
(b)Includes a $2.9 million loss on the sale of a business, net of a $0.8 million gain on the sale of the Shakopee, Minnesota facility during the three months ended March 31, 2020, and a $3.5 million gain on the sale of the Hazleton, Pennsylvania facility during the three months ended March 31, 2019.

International

The following table summarizes net sales, operating income from continuing operations, operating margin, certain items impacting comparability and equity in loss of unconsolidated entity within the International segment:

	Three Months Ended March 31,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$81.4	$101.8	$(20.4)	(20.0)%
Services	4.5	4.2	0.3	7.1%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	0.3	1.9	(1.6)	(84.2)%
Operating margin	0.3%	1.8%	N/A	N/A
Restructuring, impairment and transaction-related charges	$1.3	$1.6	$(0.3)	(18.8)%
Equity in loss of unconsolidated entity	—	0.1	0.1	nm

Net Sales

Product sales for the International segment decreased $20.4 million, or 20.0%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a $9.3 million decrease in pass-through paper sales, a $7.6 million decrease in volume, primarily in Peru and Colombia, including the initial impact from the COVID-19 pandemic, and $3.5 million in unfavorable foreign exchange impacts, primarily in Argentina.

Service sales for the International segment increased $0.3 million, or 7.1%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to an increase in logistics sales in Europe.

Operating Income from Continuing Operations

Operating income from continuing operations for the International segment decreased $1.6 million, or 84.2%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a $1.9 million decrease in operating income, primarily in Europe, partially offset by a $0.3 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment decreased $0.3 million, or 18.8%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following:

	Three Months Ended March 31,
	2020	2019	$ Change
Employee termination charges	$0.3	$0.3	$—
Other restructuring charges	1.0	1.3	(0.3)
Total restructuring, impairment and transaction-related charges	$1.3	$1.6	$(0.3)

Equity in Loss of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in loss of unconsolidated entity in the International segment decreased $0.1 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to an increase in earnings at the Company’s investment in Plural.

Unrestricted Subsidiaries

As of March 31, 2020, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$11.6	$14.8	$(3.2)	(21.6)%
Restructuring, impairment and transaction-related charges	0.7	1.5	(0.8)	(53.3)%

Operating Expenses

Corporate operating expenses decreased $3.2 million, or 21.6%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a $1.9 million decrease in employee-related costs and a $0.8 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges decreased $0.8 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following:

	Three Months Ended March 31,
	2020	2019	$ Change
Employee termination charges	$0.2	$(0.1)	$0.3
Transaction-related charges	0.5	1.5	(1.0)
Other restructuring charges	—	0.1	(0.1)
Total restructuring, impairment and transaction-related charges	$0.7	$1.5	$(0.8)

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $843.3 million as of March 31, 2020, which consisted of up to $635.5 million of unused capacity under its revolving credit arrangement, net of $34.5 million of issued letters of credit, and cash and cash equivalents of $207.8 million. Total liquidity is reduced to $281.7 million under the Company’s most restrictive debt covenants, and consists of $207.8 million in cash and cash equivalents and $73.9 million available under its revolving credit arrangement. Borrowings under the $800.0 million revolving credit facility were $130.0 million as of March 31, 2020, and peak borrowings were $150.0 million during the three months ended March 31, 2020.

The Company implemented cost reduction and cash conservation initiatives as previously described herein in response to the impact of the COVID-19 pandemic on its business. These actions include, among many others, delaying capital spending projects and temporarily suspending the Company’s quarter dividend. The Company believes that its cost reduction and cash preservation initiatives, combined with its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements.

Net Cash Provided by (Used in) Operating Activities

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

Net cash provided by operating activities increased $103.3 million, from $58.6 million used in operating activities for the three months ended March 31, 2019, to $44.7 million provided by operating activities for the three months ended March 31, 2020. This increase was due to a $92.7 million increase in cash flows provided by changes in operating assets and liabilities and a $10.6 million increase in cash from earnings.

Net Cash Provided by (Used in) Investing Activities

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

Net cash provided by investing activities increased $172.5 million, from $158.2 million used in investing activities for the three months ended March 31, 2019, to $14.3 million provided by investing activities for the three months ended March 31, 2020. The increase was primarily due to the following: (1) a $119.4 million decrease from cash used in the acquisition of businesses; (2) a $41.3 million increase in proceeds from the sale of business; and (3) a $16.3 million decrease in purchases of property, plant and equipment. These increases were partially offset by a $4.2 million decrease in proceeds from the sale of property, plant, and equipment and a $0.3 million decrease in proceeds from property insurance claims.

Net Cash Provided by Financing Activities

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

Net cash provided by financing activities decreased $87.0 million, from $157.7 million for the three months ended March 31, 2019, to $70.7 million for the three months ended March 31, 2020. The decrease was primarily due to a $122.6 million decrease in net borrowings of debt and lease obligations in 2020 as compared to 2019. This decrease was partially offset by the following: (1) a $20.2 million decrease in payments of debt issuance costs and financing fees; (2) a $9.7 million decrease in payments of cash dividends; and (3) a $5.6 million decrease in equity awards redeemed to pay employees’ tax obligations.

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

Free Cash Flow for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in millions)
Net cash provided by (used in) operating activities	$44.7	$(58.6)

Less: purchases of property, plant and equipment	(29.0)	(45.3)
Plus: LSC-related payments (1)	—	3.3

Free Cash Flow (Non-GAAP)	$15.7	$(100.6)
______________________________
(1)LSC-related payments include transaction-related costs associated with the proposed, but now terminated, acquisition of LSC and incremental interest payments associated with the 2019 amended debt refinancing.

Free Cash Flow increased $116.3 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a $103.3 million increase in net cash provided by operating activities and a $16.3 million decrease in capital expenditures, partially offset by a $3.3 million decrease in LSC-related payments. See the “Net Cash Provided by (Used in) Operating Activities” section above for further explanations of the change in operating cash flows and the “Net Cash Provided by (Used in) Investing Activities” section above for further explanations of the changes in purchases of property, plant and equipment. The above calculation of Free Cash Flow includes the cash flows related to the Book business for all periods presented.

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

The Company uses the Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business, and accordingly, to quantify debt capacity available for strengthening the balance sheet through debt and pension liability reduction, for strategic capital allocation and deployment through investments in the business, and for returning capital to the shareholders. The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

The Debt Leverage Ratio is a non-GAAP measure and should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad’s calculation of the Debt Leverage Ratio may be different from similar calculations used by other companies and, therefore, comparability may be limited.

The Debt Leverage Ratio calculated below differs from the Total Leverage Ratio, the Total Net Leverage Ratio and the Senior Secured Leverage Ratio included in the Company’s debt covenant calculations (see Note 11, “Debt,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for further information on debt covenants). The Total Leverage Ratio included in the Company’s debt covenants includes interest rate swap liabilities, letters of credit and surety bonds as debt, excludes non-cash stock-based compensation expense from EBITDA and includes net income (loss) attributable to noncontrolling interests in EBITDA. The Total Net Leverage Ratio includes and excludes the same adjustments as the Total Leverage Ratio, in addition to netting domestic unrestricted cash with debt. Similarly, the Senior Secured Leverage Ratio includes and excludes the same adjustments as the Total Leverage Ratio, in addition to the exclusion of the outstanding balance of the Senior Unsecured Notes and surety bonds from debt and netting domestic unrestricted cash with debt.

The Debt Leverage Ratio at March 31, 2020, and December 31, 2019, was as follows:

	March 31, 2020		December 31, 2019
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$1,192.5		$1,112.2

Divided by: trailing twelve months Adjusted EBITDA (Non-GAAP)	$331.9		$334.9

Debt Leverage Ratio (Non-GAAP)	3.59	x	3.32	x

Debt Leverage Ratio—net of excess cash (Non-GAAP) (1)	3.00	x	3.12	x
______________________________
(1)The Company had $208 million and $79 million in cash and cash equivalents at March 31, 2020, and December 31, 2019, respectively. Based on the Company’s typical year-end cash balance of approximately $10 million, Quad had $198 million and $69 million of excess cash at March 31, 2020, and December 31, 2019, respectively. If the excess cash was used to further pay down debt, the Debt Leverage Ratio would have been 3.00x and 3.12x at March 31, 2020, and December 31, 2019, respectively.

The calculation of Adjusted EBITDA for the trailing twelve months ended March 31, 2020, and December 31, 2019, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Three Months Ended
	December 31, 2019 (1)	March 31, 2020	March 31, 2019	March 31, 2020
Net loss attributable to Quad common shareholders	$(156.3)	$(12.4)	$(22.5)	$(146.2)
Interest expense	90.0	18.1	21.8	86.3
Income tax benefit	(24.4)	(1.2)	(7.2)	(18.4)
Depreciation and amortization	209.5	47.4	54.2	202.7
EBITDA (Non-GAAP)	$118.8	$51.9	$46.3	$124.4
Restructuring, impairment and transaction-related charges	89.4	22.8	7.6	104.6
Loss from discontinued operations, net of tax	100.6	3.8	10.1	94.3
Net pension income	(6.0)	(2.7)	(1.5)	(7.2)
(Gain) loss on debt extinguishment	30.5	(0.6)	15.9	14.0
Other (2)	1.6	0.2	—	1.8
Adjusted EBITDA (Non-GAAP)	$334.9	$75.4	$78.4	$331.9
______________________________
(1)Financial information for the year ended December 31, 2019, is included as reported in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on February 19, 2020.
(2)Other is comprised of equity in (earnings) loss of unconsolidated entity, Adjusted EBITDA for unconsolidated equity method investments and net earnings (loss) attributable to noncontrolling interests.

The Debt Leverage Ratio, net of excess cash, as of December 31, 2019, decreased 0.12x at March 31, 2020, compared to December 31, 2019, primarily due to a $48.8 million decrease in debt and finance lease obligations, net of excess cash, and a $16.3 million decrease in purchases of property, plant and equipment. The Debt Leverage Ratio, net of excess cash, at March 31, 2020, is above management’s desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company operates at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Debt Obligations

Master Note and Security Agreement Tender

The Company redeemed $37.6 million of its senior notes under its Master Note and Security Agreement, at par (the outstanding principal balance as of the date of payment), during the three months ended March 31, 2020. There was no direct gain or loss recognized as a result of the tender as all notes were redeemed at par; however, $0.2 million of unamortized debt issuance costs related to the tendered notes were recognized as a loss on debt extinguishment during the three months ended March 31, 2020. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

Senior Unsecured Notes Repurchases

The Company repurchased $4.7 million of its outstanding unsecured 7.0% senior notes due May 1, 2022 (the “Senior Unsecured Notes”) in the open market, resulting in a net gain on debt extinguishment of $0.8 million during the three months ended March 31, 2020. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

As of March 31, 2020, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility ($130.0 million outstanding as of March 31, 2020); and

◦Term Loan A ($768.3 million outstanding as of March 31, 2020);

•Senior Unsecured Notes ($238.7 million outstanding as of March 31, 2020); and

•Master Note and Security Agreement ($31.3 million outstanding as of March 31, 2020).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2020:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2020, the Company’s Total Leverage Ratio was 3.53 to 1.00). The calculation of the Total Leverage Ratio does not take into consideration the excess cash held as of March 31, 2020.

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling twelve-month basis, the Senior Secured Leverage Ratio, defined as consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2020, the Company’s Senior Secured Leverage Ratio was 2.24 to 1.00).

◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2020, the Company’s Interest Coverage Ratio was 4.62 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of March 31, 2020. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. The following limitations utilize a Total Net Leverage Ratio calculation, which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA (for the twelve months ended March 31, 2020, the Company’s Total Net Leverage Ratio was 2.95 to 1.00).

•If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $120.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions. As the Company’s Total Net Leverage Ratio as of March 31, 2020, was 2.95 to 1.00, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 2.24 to 1.00 and Total Net Leverage Ratio was 2.95 to 1.00, as of March 31, 2020.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2020, the Company's contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the “Contractual Obligations and Other Commitments” table and related notes to the table listed in the Company's Annual Report on Form 10-K filed filed on February 19, 2020.

Application of Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and which require the Company to make its most difficult and subjective estimates. Management is required to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

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

The Company has identified the following updates to its critical accounting policies and estimates during the three months ended March 31, 2020.

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

Due to the decline in the Company’s stock price and the uncertainty and impacts of the COVID-19 pandemic, the Company performed an interim assessment of the Core Print and Related Services reporting unit’s goodwill for impairment. The fair value of the reporting unit was estimated using both an income valuation model (discounted cash flow) and a market approach.

Within the United States Print and Related Services Segment, the Company has identified three reporting units: (1) Core Print and Related Services; (2) Specialty Print and Related Services; and (3) Other United States Products and Services. As of March 31, 2020, goodwill totaled $103.0 million and was allocated to the Core Print and Related Services. The Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit have no goodwill allocated to them. Additionally, there is no goodwill in the International segment on the consolidated balance sheets.

In determining the fair value of the Core Print and Related Services reporting unit as of March 31, 2020, the Company used an equal weighting of both the income and market approaches. Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, working capital levels, terminal value multiples and an 10.2% after-tax weighted average cost of capital for the Core Print and Related Services. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” to the condensed consolidated financial statements in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-K for the definition of Level 3 inputs).

After completing the interim evaluation, the estimated fair value of the Core Print and Related Services reporting unit in the United States Print and Related Services segment was determined to exceed the carrying value of the reporting unit. In addition, the Company performed a sensitivity analysis as of March 31, 2020, on the material assumptions used in the discounted cash flow valuation models. In performing the interim goodwill impairment assessment, the percentage by which estimated fair value exceeded carrying value in the Core Print and Related Services reporting unit was more than 20%. As such, management concluded that no impairment existed as of March 31, 2020.

New Accounting Pronouncements

See Note 21, “New Accounting Pronouncements,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q.

Summarized Financial Information of Subsidiary Guarantors Indebtedness

On April 28, 2014, Quad completed an offering of the Senior Unsecured Notes (see Note 11, “Debt,” for further details on the Senior Unsecured Notes). Each of the Company’s existing and future domestic subsidiaries that is a borrower or guarantees indebtedness under the Company’s Senior Secured Credit Facility or that guarantees certain of the Company’s other indebtedness or indebtedness of the Company’s restricted subsidiaries (other than intercompany indebtedness) fully and unconditionally guarantee or, in the case of future subsidiaries, will guarantee, on a joint and several basis, the Senior Unsecured Notes (the “Guarantor Subsidiaries”). All of the current Guarantor Subsidiaries are 100% owned by the Company. Guarantor Subsidiaries will be automatically released from these guarantees upon the occurrence of certain events, including the following:

•the designation of any of the Guarantor Subsidiaries as an unrestricted subsidiary;

•the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Unsecured Notes by any of the Guarantor Subsidiaries; or

•the sale or disposition, including the sale of substantially all the assets, of any of the Guarantor Subsidiaries.

 The following tables present summarized financial information for Quad and the Guarantor Subsidiaries on a combined basis after intercompany transactions have been eliminated, including adjustments to remove the equity in earnings from the Non-Guarantor Subsidiaries.

	Three Months Ended	Year Ended
Statement of Operations Financial Information	March 31, 2020	December 31, 2019
Net sales	$720.5	$3,452.9
Cost of sales	565.7	2,813.9
Gross Profit	154.8	639.0

Net earnings (loss) from continuing operations	(4.3)	(66.9)
Loss from discontinued operations, net of tax	(3.8)	(100.6)
Net earnings (loss)	(8.1)	(167.5)
Less: net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Quad common shareholders	$(8.1)	$(167.5)

Balance Sheet Financial Information	March 31, 2020	December 31, 2019
Total current assets	$777.9	$755.4
Total long-term assets	1,817.5	1,859.3
Total current liabilities	640.7	704.8
Total long-term liabilities	1,400.8	1,327.6
Noncontrolling interests	—	—

Included in long-term assets in the table above are $52.0 million and $57.0 million of current intercompany loan receivables due to Quad from the Non-Guarantor Subsidiaries as of March 31, 2020, and December 31, 2019, respectively. Also included in long-term assets are $535.5 million and $534.9 million of intercompany investments by Quad and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries. Included in current liabilities are $29.1 million and $37.5 million of current intercompany payables due to the Non-Guarantor Subsidiaries from Quad and the Guarantor Subsidiaries as of March 31, 2020, and December 31, 2019, respectively.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at March 31, 2020, was primarily comprised of $130.0 million outstanding on the revolving credit facility and $768.3 million outstanding on the Term Loan A. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into a $250.0 million interest rate swap in February 2017 and a $130.0 million interest rate swap in March 2019, and has classified $380.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $380.0 million interest rate swap of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $516.2 million at a current weighted average interest rate of 4.0% and fixed rate debt and finance leases outstanding of $676.3 million at a current weighted average interest rate of 5.4% as of March 31, 2020. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2020, by approximately $6 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company’s condensed consolidated balance sheets. As of March 31, 2020, the Company’s foreign subsidiaries (excluding Argentina due to the economy’s status as highly inflationary) had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $26.8 million. The potential decrease in net current assets as of March 31, 2020, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $2.7 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

The Company has considered the economy in Argentina to be highly inflationary, effective June 30, 2018. In accordance with ASC 830 — Foreign Currency Matters, a highly inflationary economy is one that has experienced cumulative inflation of approximately 100 percent or more over a three-year period. An entity is required to apply the revised accounting guidance in the reporting period following when the economy was deemed to be highly inflationary. As a result of this classification, the functional currency of the Company’s Argentina Subsidiaries was changed from the local currency to the United States Dollar, beginning July 1, 2018, and impacts from the change in the value of the local currency for monetary assets and liabilities is now reflected in the condensed consolidated statements of operations. The total impact from foreign currency losses was $0.3 million during the three months ended March 31, 2020. The Company’s operations in Argentina represented less than 2.0% of total consolidated assets as of March 31, 2020, and less than 2.0% of total consolidated net sales for the three months ended March 31, 2020.

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $37.1 million as of March 31, 2020, and $25.0 million as of December 31, 2019.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three months ended March 31, 2020, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions, including the impacts from the COVID-19 pandemic, could result in significant future charges. The Company is continuing to actively monitor the situation and related risks around the COVID-19 pandemic.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 19, 2020, other than the following.

The coronavirus (COVID-19) pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations and supply chain.

The COVID-19 pandemic has resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures have impacted and may further impact the Company’s workforce and operations, the operations of its clients, and those of its suppliers. Quad has significant operations in the United States and in certain other countries, and each of these countries has been affected by the outbreak and taken measures to try to contain it, resulting in disruptions at some of the Company’s printing facilities and support operations. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on the Company’s access to its facilities or on its support operations or workforce, or similar limitations for Quad’s suppliers. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and the Company’s ability to perform critical functions could be harmed.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused an economic slowdown that is likely to continue, and it is possible that it could cause an extended global recession.

The COVID-19 pandemic has weakened demand for the Company’s products and services, which has resulted in a decline in sales, and it remains uncertain what impact this weakened demand will have on future sales once conditions begin to improve. The pandemic could also continue to disrupt the Company’s supply chain.

In recent weeks, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which may adversely affect Quad’s and its client’s and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could adversely affect the Company’s liquidity as well as the ability of the Company’s clients to perform, including in making timely payments to Quad, which could further adversely impact the Company’s business, financial condition, cash flows and results of operations.

The COVID-19 pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations and supply chain, although the full extent is uncertain. As the pandemic continues to rapidly evolve, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including, but not limited to, the duration and spread of the pandemic (including any relapses), its severity, the actions to contain the virus and/or treat its impact, related restrictions on travel, the duration, timing and severity of the impact on client spending and consumer demand (including any recession resulting from the pandemic), and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

In addition, the COVID-19 pandemic will or may have additional impacts on the following risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 19, 2020: “The Company’s debt facilities include various covenants imposing restrictions that may affect the Company’s ability to operate its business;” “The Company may be required to make capital expenditures to sustain its platforms and processes, in part to keep pace with industry developments and client expectations, and to remain technologically and economically competitive, which may increase its costs, reduce its profits, disrupt its operations or adversely affect its ability to implement its business strategy;” “An other than temporary decline in operating results and enterprise value could lead to non-cash impairment charges due to the impairment of property, plant and equipment, goodwill and other intangible assets;” “Changes in postal rates, postal regulations and postal services may adversely impact customers’ demand for print products and services;” “The Company may be adversely affected by increases in its operating costs, including the cost and availability of raw materials, labor-related costs, fuel and other energy costs and freight rates;” “The Company’s business depends substantially on customer contract renewals and/or customer retention. Any contract non-renewals, renewals on different terms and conditions or decline in the Company’s customer retention or expansion could materially adversely affect the Company’s results of operations, financial condition and cash flows;” “There are risks associated with the Company’s operations outside of the United States;” “The Company has significant liabilities with respect to defined benefit pension plans that could cause the Company to incur additional costs;” “Significant downward pricing pressure and decreasing demand for printing services caused by factors outside of the Company’s control may adversely affect the Company;” “Future declines in economic conditions may adversely affect the Company’s results of operations;” “Failure to attract and retain qualified talent across the enterprise could materially adversely affect the Company’s business, competitive position, financial condition and results of operations;” and “The Company may be adversely affected by strikes and other labor protests, and catastrophic events.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended March 31, 2020, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2020 to January 31, 2020	—		—	—	$100,000,000
February 1, 2020 to February 29, 2020	—		—	—	100,000,000
March 1, 2020 to March 31, 2020	221,305	(3)	—	—	100,000,000
Total	221,305			—
______________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no shares repurchased during the three months ended March 31, 2020. As of March 31, 2020, there were $100.0 million of authorized repurchases remaining under the program.
(3)Represents 221,305 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock and restricted stock units under the Omnibus Plan during the month of March 2020.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 6. Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(22)	Guarantor Subsidiaries of Quad/Graphics, Inc.’s Senior Unsecured Notes.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	May 6, 2020	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2020	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)