Form 10-Q
period 2020-09-30
Quad/Graphics, Inc.
filed 2020-11-04
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of October 30, 2020
Class A Common Stock	40,099,652
Class B Common Stock	13,556,858
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended September 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales
Products	$493.5	$742.5	$1,586.2	$2,247.4
Services	185.8	201.1	500.1	606.1
Total net sales	679.3	943.6	2,086.3	2,853.5
Cost of sales
Products	410.1	625.3	1,296.7	1,896.0
Services	133.2	139.2	355.2	428.3
Total cost of sales	543.3	764.5	1,651.9	2,324.3
Operating expenses
Selling, general and administrative expenses	75.1	99.6	238.0	290.5
Depreciation and amortization	44.8	52.2	138.9	159.3
Restructuring, impairment and transaction-related charges	9.8	56.7	49.0	73.7
Total operating expenses	673.0	973.0	2,077.8	2,847.8
Operating income (loss) from continuing operations	6.3	(29.4)	8.5	5.7
Interest expense	17.9	22.0	52.2	69.6
Net pension income	(2.7)	(1.5)	(8.0)	(4.5)
Loss on debt extinguishment	—	14.6	1.8	30.5
Loss from continuing operations before income taxes and equity in loss of unconsolidated entity	(8.9)	(64.5)	(37.5)	(89.9)
Income tax benefit	(12.0)	(17.6)	(17.5)	(28.0)
Earnings (loss) from continuing operations before equity in loss of unconsolidated entity	3.1	(46.9)	(20.0)	(61.9)
Equity in loss of unconsolidated entity	0.4	0.1	0.9	0.9
Net earnings (loss) from continuing operations	2.7	(47.0)	(20.9)	(62.8)
Loss from discontinued operations, net of tax	(1.1)	(79.4)	(13.6)	(101.1)
Net earnings (loss)	1.6	(126.4)	(34.5)	(163.9)
Less: net earnings (loss) attributable to noncontrolling interests	—	0.1	(0.2)	(0.1)
Net earnings (loss) attributable to Quad common shareholders	$1.6	$(126.5)	$(34.3)	$(163.8)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings (loss) per share attributable to Quad common shareholders
Basic:
Continuing operations	$0.05	$(0.94)	$(0.41)	$(1.26)
Discontinued operations	(0.02)	(1.58)	(0.27)	(2.02)
Basic earnings (loss) per share attributable to Quad common shareholders	$0.03	$(2.52)	$(0.68)	$(3.28)

Diluted:
Continuing operations	$0.05	$(0.94)	$(0.41)	$(1.26)
Discontinued operations	(0.02)	(1.58)	(0.27)	(2.02)
Diluted earnings (loss) per share attributable to Quad common shareholders	$0.03	$(2.52)	$(0.68)	$(3.28)

Weighted average number of common shares outstanding
Basic	50.7	50.1	50.6	50.0
Diluted	51.1	50.1	50.6	50.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings (loss)	$1.6	$(126.4)	$(34.5)	$(163.9)

Other comprehensive income (loss)
Translation adjustments	4.2	(8.2)	(9.0)	(6.4)
Interest rate swap adjustments	1.8	(2.0)	(9.3)	(12.6)
Other comprehensive income (loss), before tax	6.0	(10.2)	(18.3)	(19.0)

Income tax impact related to items of other comprehensive income (loss)	(0.5)	0.5	2.3	3.2

Other comprehensive income (loss), net of tax	5.5	(9.7)	(16.0)	(15.8)

Total comprehensive income (loss)	7.1	(136.1)	(50.5)	(179.7)

Less: comprehensive income (loss) attributable to noncontrolling interests	—	0.1	(0.2)	(0.1)

Comprehensive income (loss) attributable to Quad common shareholders	$7.1	$(136.2)	$(50.3)	$(179.6)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$92.9	$78.7
Receivables, less allowance for credit losses of $33.8 million at September 30, 2020, and $25.0 million at December 31, 2019	370.1	456.1
Inventories	218.3	210.5
Prepaid expenses and other current assets	49.0	109.0
Current assets of discontinued operations	20.8	56.6
Total current assets	751.1	910.9
Property, plant and equipment—net	953.6	1,036.5
Operating lease right-of-use assets—net	83.5	97.9
Goodwill	103.0	103.0
Other intangible assets—net	113.3	137.2
Equity method investment in unconsolidated entity	1.7	3.6
Other long-term assets	95.2	127.5
Long-term assets of discontinued operations	—	0.5
Total assets	$2,101.4	$2,417.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$320.6	$416.7
Other current liabilities	282.7	303.0
Short-term debt and current portion of long-term debt	56.8	40.0
Current portion of finance lease obligations	3.0	7.7
Current portion of operating lease obligations	27.1	30.2
Current liabilities of discontinued operations	5.4	15.8
Total current liabilities	695.6	813.4
Long-term debt	969.1	1,058.5
Finance lease obligations	2.3	6.0
Operating lease obligations	58.4	70.4
Deferred income taxes	3.7	2.8
Other long-term liabilities	207.2	221.1
Long-term liabilities of discontinued operations	0.6	0.6
Total liabilities	1,936.9	2,172.8
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	830.6	847.4
Treasury stock, at cost	(13.0)	(31.5)
Accumulated deficit	(472.0)	(423.5)
Accumulated other comprehensive loss	(183.2)	(167.2)
Quad’s shareholders’ equity	163.8	226.6
Noncontrolling interests	0.7	17.7
Total shareholders’ equity and noncontrolling interests	164.5	244.3
Total liabilities and shareholders’ equity	$2,101.4	$2,417.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(34.5)	$(163.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	138.9	172.9
Impairment charges	15.7	94.2
Goodwill impairment	—	10.1
Amortization of debt issuance costs and original issue discount	1.9	3.0
Loss on debt extinguishment	1.8	30.5
Stock-based compensation	8.2	11.6
Gain from property insurance claims	(4.2)	(0.8)
Gain on the sale of a businesses	(0.1)	(8.6)
Gain on the sale or disposal of property, plant and equipment	(2.3)	(6.6)
Deferred income taxes	27.2	(58.3)
Equity in loss of unconsolidated entity	0.9	0.9
Changes in operating assets and liabilities—net of acquisitions and divestitures	(46.1)	(80.9)
Net cash provided by operating activities	107.4	4.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(50.7)	(98.5)
Cost investment in unconsolidated entities	(0.5)	—
Proceeds from the sale of property, plant and equipment	6.0	17.3
Proceeds from the sale of businesses	47.1	11.1
Proceeds from property insurance claims	4.8	0.3
Loan to an unconsolidated entity	—	(5.0)
Acquisition of businesses—net of cash acquired	(2.0)	(121.0)
Other investing activities	2.3	—
Net cash provided by (used in) investing activities	7.0	(195.8)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1.0	1,284.1
Payments of long-term debt	(69.5)	(1,067.7)
Payments of finance lease obligations	(6.5)	(5.8)
Borrowings on revolving credit facilities	341.9	3,171.3
Payments on revolving credit facilities	(347.3)	(3,160.1)
Payments of debt issuance costs and financing fees	(2.7)	(20.2)
Change in ownership of noncontrolling interests	(6.4)	—
Equity awards redeemed to pay employees’ tax obligations	(1.0)	(6.6)
Payment of cash dividends	(9.5)	(49.2)
Other financing activities	0.1	(5.3)
Net cash provided by (used in) financing activities	(99.9)	140.5

Effect of exchange rates on cash and cash equivalents	(0.3)	(0.1)
Net increase (decrease) in cash and cash equivalents	14.2	(51.3)
Cash and cash equivalents at beginning of period	78.7	69.5
Cash and cash equivalents at end of period	$92.9	$18.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTERESTS
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	54.3	$1.4	$847.4	(1.6)	$(31.5)	$(423.5)	$(167.2)	$226.6	$17.7
Accumulated deficit transition adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	—	(6.3)	—	(6.3)	—
Balance at January 1, 2020	54.3	$1.4	$847.4	(1.6)	$(31.5)	$(429.8)	$(167.2)	$220.3	$17.7
Net loss	—	—	—	—	—	(12.4)	—	(12.4)	—
Change in ownership of noncontrolling interests	—	—	—	—	—	—	—	—	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(15.3)	(15.3)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(8.3)	(8.3)	—
Cash dividends declared ($0.15 per common share)	—	—	—	—	—	(7.9)	—	(7.9)	—
Stock-based compensation	—	—	3.1	—	—	—	—	3.1	—
Issuance of share-based awards, net of other activity	0.1	—	(19.8)	1.1	19.8	—	—	—	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.0)	—	—	(1.0)	—
Balance at March 31, 2020	54.4	$1.4	$830.7	(0.7)	$(12.7)	$(450.1)	$(190.8)	$178.5	$17.8
Net loss	—	—	—	—	—	(23.5)	—	(23.5)	(0.2)
Change in ownership of noncontrolling interests	—	—	(5.4)	—	—	—	—	(5.4)	(16.9)
Foreign currency translation adjustments	—	—	—	—	—	—	2.1	2.1	—
Stock-based compensation	—	—	2.7	—	—	—	—	2.7	—
Issuance of share-based awards, net of other activity	—	—	—	—	(0.2)	—	—	(0.2)	—
Balance at June 30, 2020	54.4	$1.4	$828.0	(0.7)	$(12.9)	$(473.6)	$(188.7)	$154.2	$0.7
Net earnings	—	—	—	—	—	1.6	—	1.6	—
Foreign currency translation adjustments	—	—	—	—	—	—	4.2	4.2	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.3	1.3	—
Stock-based compensation	—	—	2.6	—	—	—	—	2.6	—
Issuance of share-based awards, net of other activity	—	—	—	—	(0.1)	—	—	(0.1)	—
Balance at September 30, 2020	54.4	$1.4	$830.6	(0.7)	$(13.0)	$(472.0)	$(183.2)	$163.8	$0.7

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and nine months ended September 30, 2020 and 2019. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Discontinued Operations

The results of operations of the Company’s United States Book business (“Book business”) have been reported as discontinued operations for all periods presented, in accordance with Accounting Standards Codification (“ASC”) 205-20 — Discontinued Operations. The corresponding current and long-term assets and liabilities of the Book business have been classified as held for sale in the condensed consolidated balance sheets in accordance with ASC 205-20 as of September 30, 2020, and December 31, 2019. The financial information pertaining to discontinued operations has been excluded from all relevant notes to the condensed consolidated financial statements, unless otherwise noted. See all required disclosures and further information in Note 4, “Discontinued Operations” about the Company’s intent to sell its Book business.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

Coronavirus (“COVID-19”) Pandemic Impacts and Response

The COVID-19 pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations and supply chain, although the full extent is uncertain. The Company implemented cost reduction and cash conservation initiatives in response to the impact of the COVID-19 pandemic on its business, including implementing a COVID-19 Temporary Furlough Program through which employees take an unpaid leave of absence – the length of which varies upon business needs; temporary salary reductions for leaders through the end of July, including a 50% salary reduction for the Chief Executive Officer and a 35% salary reduction for named executive officers; a temporary 50% reduction in retainer fees for the Company’s non-employee directors; temporarily suspending use of vacation and vacation payouts through the end of June; temporarily suspending production at several manufacturing facilities where declining client volume or other effects of the pandemic impacted the Company’s ability to operate, all of which have resumed operations by the end of September; suspending quarterly dividend payments until further notice; and delaying capital spending projects. While the Company has resumed production at all of its manufacturing facilities, it also announced the permanent closure of the retail facility in Taunton, Massachusetts, during the second quarter of 2020. The Company also amended its Senior Secured Credit Facility during the second quarter of 2020 to provide for certain financial covenant relief through the fiscal quarter ending September 30, 2021. The Company is continuing to evaluate its cost structure and expects to implement additional cost reduction measures as necessary. As the pandemic continues to rapidly evolve, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, all of which are highly uncertain and cannot be predicted.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three and nine months ended September 30, 2020 and 2019:

	United States Print and Related Services	International	Total
Three months ended September 30, 2020
Catalog, publications, retail inserts, and directories	$289.8	$54.9	$344.7
Direct mail and other printed products	134.5	12.6	147.1
Other	1.3	0.4	1.7
Total products	425.6	67.9	493.5
Logistics services	97.9	4.2	102.1
Imaging, marketing services and other services	83.7	—	83.7
Total services	181.6	4.2	185.8
Total net sales	$607.2	$72.1	$679.3

Three months ended September 30, 2019
Catalog, publications, retail inserts, and directories	$468.1	$73.4	$541.5
Direct mail and other printed products	178.8	19.3	198.1
Other	2.9	—	2.9
Total products	649.8	92.7	742.5
Logistics services	105.7	3.7	109.4
Imaging, marketing services and other services	91.5	0.2	91.7
Total services	197.2	3.9	201.1
Total net sales	$847.0	$96.6	$943.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Revenue Disaggregation (Continued)

	United States Print and Related Services	International	Total
Nine months ended September 30, 2020
Catalog, publications, retail inserts, and directories	$987.7	$163.8	$1,151.5
Direct mail and other printed products	391.4	39.3	430.7
Other	3.1	0.9	4.0
Total products	1,382.2	204.0	1,586.2
Logistics services	249.6	11.9	261.5
Imaging, marketing services and other services	238.5	0.1	238.6
Total services	488.1	12.0	500.1
Total net sales	$1,870.3	$216.0	$2,086.3

Nine months ended September 30, 2019
Catalog, publications, retail inserts, and directories	$1,429.1	$219.1	$1,648.2
Direct mail and other printed products	518.0	65.7	583.7
Other	15.3	0.2	15.5
Total products	1,962.4	285.0	2,247.4
Logistics services	309.4	12.2	321.6
Imaging, marketing services and other services	284.2	0.3	284.5
Total services	593.6	12.5	606.1
Total net sales	$2,556.0	$297.5	$2,853.5

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with ASC 606 — Revenue from Contracts with Customers, the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a client contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the nine months ended September 30, 2020, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2019	$12.7
Costs to obtain contracts	0.6
Amortization of costs to obtain contracts	(3.7)
Balance at September 30, 2020	$9.6

Note 3. Acquisitions and Strategic Investments

2020 Change of Ownership in Rise Interactive

On June 15, 2020, the Company purchased units of equity in Rise Interactive Media & Analytics, LLC (“Rise”) from a previous holder in the form of a $15.9 million note payable paid in full on October 1, 2020, and $1.0 million cash paid on June 15, 2020. In addition, on June 15, 2020, Rise purchased and retired units of equity from previous holders of Rise for $5.4 million in cash. These transactions result in the Company’s ownership interest to change from 57% to 99%. The Company began consolidating the results of Rise in the Company’s condensed consolidated financial statements when its equity ownership increased to 57% on March 14, 2018. The portion of Rise’s operating results not owned by the Company of 43% through June 15, 2020 and of 1% after June 15, 2020 is recorded as net earnings (loss) attributable to noncontrolling interests on the condensed consolidated statement of operations. The portion of net assets not owned by the Company is recorded as noncontrolling interests as of the respective dates shown on the condensed consolidated balance sheets.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

On July 1, 2020, the Company completed the sale of its Versailles, Kentucky book manufacturing plant to CJK Group, Inc., which serves book, magazine, catalog and journal publishers, for $7.0 million in cash and the assumption of approximately $3.0 million in finance lease obligations. Working capital was finalized during the third quarter of 2020. The Company used the proceeds from the sale to reduce debt.

The following table summarizes the results of operations of the Company’s United States Book business, which are included in the loss from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total net sales	$13.0	$57.0	$74.6	$155.5
Total cost of sales, excluding depreciation and amortization	12.5	60.4	75.6	166.5
Selling, general and administrative expenses	0.9	3.2	3.9	9.8
Depreciation and amortization	—	4.3	—	13.6
Restructuring, impairment and transaction-related charges (1)	—	90.6	12.5	90.6
Goodwill impairment (2)	—	10.1	—	10.1
Other expenses, net	0.1	—	0.2	0.1
Loss from discontinued operations before income taxes	(0.5)	(111.6)	(17.6)	(135.2)
Income tax expense (benefit)	0.6	(32.2)	(4.0)	(34.1)
Loss from discontinued operations, net of tax	$(1.1)	$(79.4)	$(13.6)	$(101.1)
______________________________
(1)The Company recognized $11.5 million of impairment charges for tangible property, plant and equipment during the nine months ended September 30, 2020, to reduce the carrying value of the Book business to its fair value, and recognized $1.0 million in employee termination charges during the nine months ended September 30, 2020. Impairment charges recognized to reduce the carrying value of the Book business to its fair value during the three and nine months ended September 30, 2019, included $85.0 million of impairment charges for tangible property, plant and equipment and $5.6 million of impairment charges for contract assets.

(2)The Book business was included in the Core Print and Related Services reporting unit prior to the decision to sell the Book business. The amount of goodwill allocated to the Book business was determined based on the relative fair value of the Book business and the portion of the reporting unit that would be retained. Due to the decision to sell the Book business, the Company must determine whether any of the assets of the Book business were impaired. Therefore, management performed an interim goodwill test during the third quarter of 2019. Due to the carrying value of the Book business net assets exceeding the estimated fair value, the Company recorded a $10.1 million goodwill impairment charge during the three and nine months ended September 30, 2019.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
The condensed consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the Book business during the nine months ended September 30, 2020 and 2019, were as follows:

	Nine Months Ended September 30,
	2020	2019
Cash flows used in operating activities	$—	$(8.7)
Cash flows provided by (used in) investing activities	5.4	(15.7)

The following table summarizes the current and long-term assets and liabilities of the discontinued United States Book business that were classified as held for sale in the condensed consolidated balance sheets at September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Receivables—net	$5.2	$19.6
Inventories	2.5	14.0
Prepaid expenses and other current assets	13.1	23.0
Current assets of discontinued operations	20.8	56.6

Property, plant and equipment—net	—	—
Operating lease right-of-use assets—net	—	0.2
Other long-term assets	—	0.3
Long-term assets of discontinued operations	—	0.5

Accounts payable	2.1	7.0
Other current liabilities	3.3	8.5
Current portion of finance lease obligations	—	0.1
Current portion of operating lease obligations	—	0.2
Current liabilities of discontinued operations	5.4	15.8

Finance lease obligations	—	—
Other long-term liabilities	0.6	0.6
Long-term liabilities of discontinued operations	0.6	0.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2020 and 2019, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee termination charges	$3.3	$12.3	$25.4	$19.9
Impairment charges	—	1.5	4.2	3.6
Transaction-related charges	0.9	46.9	1.7	51.1
Integration costs	0.2	0.5	1.3	2.1
Other restructuring charges (income)	5.4	(4.5)	16.4	(3.0)
Total	$9.8	$56.7	$49.0	$73.7

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 20, “Segment Information,” for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure and has since announced a total of 47 plant closures through September 30, 2020, including the announced closures of the Charlotte, North Carolina facility during the first quarter of 2020 and the Taunton, Massachusetts retail facility during the second quarter of 2020. The Company classifies the following charges as restructuring:

•Employee termination charges are incurred when the Company reduces its workforce through separation programs and facility consolidations.

•Integration costs are incurred primarily for the integration of acquired companies (see Note 3, “Acquisitions and Strategic Investments,” for descriptions of the Company’s recent acquisitions and strategic investments).

•Other restructuring charges (income) are presented net of the gains on the sale of facilities and businesses, including a gain on the sale of the Midland, Michigan facility during the third quarter of 2020, a gain on the sale of the Shakopee, Minnesota facility during the first quarter of 2020, a gain on the sale of the Franklin, Kentucky facility during the second quarter of 2019 and a gain on the sale of the Hazleton, Pennsylvania facility during the first quarter of 2019. The Company also recognized a $2.9 million loss on the sale of a business during the first quarter of 2020, an $8.6 million gain on the sale of a business during the third quarter of 2019, as well as $2.3 million in charges related to a value-added tax assessment for a closed facility during the second quarter of 2019, which are included within other restructuring activities below. The components of other restructuring charges (income) consisted of the following during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Vacant facility carrying costs and lease exit charges	$2.5	$2.1	$7.6	$5.3
Equipment and infrastructure removal costs	0.1	0.1	1.1	0.2
Gains on the sale of facilities	(0.8)	(0.1)	(1.6)	(6.1)
Other restructuring activities	3.6	(6.6)	9.3	(2.4)
Other restructuring charges (income)	$5.4	$(4.5)	$16.4	$(3.0)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

Impairment Charges

The Company recognized impairment charges of $4.2 million during the nine months ended September 30, 2020, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities. There were no impairment charges recognized during the three months ended September 30, 2020.

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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.9 million and $1.7 million were recorded during the three and nine months ended September 30, 2020, respectively, and $46.9 million and $51.1 million were recorded during the three and nine months ended September 30, 2019, respectively. Transaction related charges included a $45.0 million reverse termination fee paid during the three and nine months ended September 30, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC Communications, Inc. (“LSC”). The transaction-related charges were expense as incurred in accordance with the applicable accounting guidance on business combinations.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the nine months ended September 30, 2020, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2019	$9.9	$—	$0.8	$0.2	$13.6	$24.5
Expense, net	25.4	4.2	1.7	1.3	16.4	49.0
Cash payments, net	(25.4)	—	(1.4)	(1.5)	(9.1)	(37.4)
Non-cash adjustments/reclassifications and translation	(0.2)	(4.2)	—	—	(1.6)	(6.0)
Balance at September 30, 2020	$9.7	$—	$1.1	$—	$19.3	$30.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
The Company’s restructuring reserves at September 30, 2020, included a short-term and a long-term component. The short-term portion included $22.1 million in other current liabilities (see Note 14, “Other Current and Long-Term Liabilities”) and $1.3 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $6.7 million is included in other long-term liabilities (see Note 14, “Other Current and Long-Term Liabilities”) in the condensed consolidated balance sheets.

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

As a result of the interim goodwill impairment test performed during the first quarter of 2020, the Company determined the fair value of the Core Print and Related Services reporting unit exceeded the carrying value, and therefore no impairment was recorded. No indicators of impairment were identified in any of the Company's reporting units during the three months ended September 30, 2020.

The accumulated goodwill impairment losses and the carrying value of goodwill at September 30, 2020, and December 31, 2019, were as follows:

	United States Print and Related Services	International	Total
Goodwill	$881.3	$30.0	$911.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)
Goodwill, net of accumulated goodwill impairment loss	$103.0	$—	$103.0

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Other Intangible Assets

The components of finite-lived intangible assets at September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020				December 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	6	$68.5	$(40.5)	$28.0	6	$68.6	$(33.6)	$35.0
Capitalized software	5	16.9	(10.9)	6.0	5	16.1	(8.5)	7.6
Acquired Technology	5	2.9	(0.4)	2.5	—	—	—	—
Customer relationships	6	561.5	(484.7)	76.8	6	562.1	(467.5)	94.6
Total		$649.8	$(536.5)	$113.3		$646.8	$(509.6)	$137.2

The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at September 30, 2020, and December 31, 2019, differs from the value originally recorded at acquisition due to impairment charges recorded in prior years and the effects of currency fluctuations since the purchase date.

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the three and nine months ended September 30, 2020 and 2019.

Amortization expense for other intangible assets was $9.6 million and $29.4 million for the three and nine months ended September 30, 2020, respectively, and $10.9 million and $33.8 million for the three and nine months ended September 30, 2019, respectively. The estimated future amortization expense related to other intangible assets as of September 30, 2020, was as follows:

Amortization Expense
Remainder of 2020	$10.2
2021	31.2
2022	29.2
2023	25.4
2024	14.7
2025 and thereafter	2.6
Total	$113.3

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

The Company has recorded a net credit loss recovery of $0.9 million and credit loss expense of $5.1 million during the three and nine months ended September 30, 2020, respectively, and credit loss expense of $0.9 million and $2.6 million during the three and nine months ended September 30, 2019, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Receivables are stated net of allowances for credit losses in the condensed consolidated balance sheets. Based on the clients’ account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $33.8 million as of September 30, 2020, and $25.0 million as of December 31, 2019.

Activity impacting the allowance for credit losses for the nine months ended September 30, 2020, was as follows:

Allowance for Credit Losses
Balance at December 31, 2019	$25.0
Transition adjustment for adoption of ASU 2016-13	8.4
Balance at January 1, 2020	33.4
Provisions	5.1
Write-offs	(4.5)
Translation and other	(0.2)
Balance at September 30, 2020	$33.8

Note 8. Inventories

The components of inventories at September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019
Raw materials and manufacturing supplies	$110.3	$112.2
Work in process	44.0	41.2
Finished goods	64.0	57.1
Total	$218.3	$210.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Note 9. Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019
Land	$97.0	$102.5
Buildings	843.0	846.1
Machinery and equipment	3,327.5	3,337.1
Other(1)	179.6	175.7
Construction in progress	30.6	35.0
Property, plant and equipment—gross	$4,477.7	$4,496.4
Less: accumulated depreciation	(3,524.1)	(3,459.9)
Property, plant and equipment—net	$953.6	$1,036.5
______________________________
(1)Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

The Company recorded impairment charges of $4.2 million during the nine months ended September 30, 2020, and $1.5 million and $3.6 million during the three and nine months ended September 30, 2019, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 5, “Restructuring, Impairment and Transaction-Related Charges,” for further discussion on impairment charges). There were no impairment charges recognized during the three months ended September 30, 2020.

The Company recognized depreciation expense of $35.2 million and $109.5 million for the three and nine months ended September 30, 2020, respectively, and $41.3 million and $125.5 million for the three and nine months ended September 30, 2019, respectively.

Assets Held for Sale from Continuing Operations

The Company assessed whether certain closed facilities and facilities where the Company has received a signed letter of intent to purchase should be classified as held for sale on the condensed consolidated balance sheets. Assets held for sale are carried at the lesser of original cost or fair value, less the estimated costs to sell. Assets held for sale from continuing operations were $4.9 million and $59.3 million as of September 30, 2020, and December 31, 2019, respectively. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs) and were estimated based on quoted market prices where available and independent appraisals, as appropriate. Assets held for sale were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

Note 11. Debt

The components of long-term debt as of September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019
Master note and security agreement	$18.6	$70.7
Term Loan A	761.5	768.3
Revolving credit facility	—	—
Senior unsecured notes	238.7	243.5
International term loans	11.6	16.5
International revolving credit facilities	0.3	5.7
Other	2.7	3.1
Debt issuance costs	(7.5)	(9.3)
Total debt	$1,025.9	$1,098.5
Less: short-term debt and current portion of long-term debt	(56.8)	(40.0)
Long-term debt	$969.1	$1,058.5

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $1.0 billion and $1.1 billion at September 30, 2020 and December 31, 2019, respectively. The fair value determination of the Company’s total debt was categorized as Level 2 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs).

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

Master Note and Security Agreement Tender

The Company redeemed $37.6 million of its senior notes under the Master Note and Security Agreement, at par (the outstanding principal balance as of the date of payment), during the nine months ended September 30, 2020. There was no direct gain or loss recognized as a result of the tender as all notes were redeemed at par; however, $0.2 million of unamortized debt issuance costs related to the tendered notes were recognized as a loss on debt extinguishment during the nine months ended September 30, 2020. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

Senior Unsecured Notes Repurchases

The Company repurchased $4.7 million of its outstanding unsecured 7.0% senior notes due May 1, 2022 (the “Senior Unsecured Notes”) in the open market, resulting in a net gain on debt extinguishment of $0.8 million during the nine months ended September 30, 2020. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

Debt Issuance Costs

Activity impacting the Company’s debt issuance costs for the nine months ended September 30, 2020, was as follows:

Capitalized Debt Issuance Costs
Balance at December 31, 2019	$9.3
Debt issuance costs from June 29, 2020 debt financing arrangement	2.6
Loss on debt extinguishment from January 31, 2019 debt financing arrangement	(2.3)
Loss on debt extinguishment from Master Note and Security Tender	(0.2)
Amortization of debt issuance costs	(1.9)
Balance at September 30, 2020	$7.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Loss on Debt Extinguishment

The loss on debt extinguishment recorded during the nine months ended September 30, 2020, was comprised of the following:

2020 Loss on Debt Extinguishment
Debt issuance costs from January 31, 2019 debt financing arrangement	$2.3
Debt issuance costs from June 29, 2020 debt financing arrangement	0.1
Loss on debt extinguishment from Master Note and Security Tender	0.2
Gain on debt extinguishment from Senior Unsecured Note Repurchases	(0.8)
Total	$1.8

The Company completed the third amendment to the April 28, 2014 Senior Secured Credit Facility on January 31, 2019, which resulted in a loss on debt extinguishment recorded during the nine months ended September 30, 2019, and was comprised of the following:

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

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements, as amended to date). Among these covenants, the Company was required to maintain the following as of September 30, 2020:

•Maximum Total Net Leverage Ratio. On a rolling twelve-month basis, the Maximum Total Net Leverage Ratio, defined as consolidated total indebtedness, net of no more than $75.0 million of unrestricted cash, to consolidated EBITDA, shall not exceed (i) 4.25 to 1.00 for the quarters ending June 30, 2020 and September 30, 2020, (ii) 4.50 to 1.00 for the quarters ending December 31, 2020 and March 31, 2021, (iii) 4.25 to 1.00 for the quarter ending June 30, 2021, and (iv) 4.125 to 1.00 for the quarter ending September 30, 2021 (for the twelve months ended September 30, 2020, the Company’s Maximum Total Net Leverage Ratio was 3.23 to 1.00). After the Covenant Relief Period, the Company will be required to comply with the Total Leverage Ratio covenant, defined as consolidated total indebtedness to consolidated EBITDA which shall not exceed 3.75 to 1.00.

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling twelve-month basis, the Senior Secured Leverage Ratio, defined as consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2020, the Company’s Senior Secured Leverage Ratio was 2.39 to 1.00).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2020, the Company’s Interest Coverage Ratio was 4.88 to 1.00).

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

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. The following limitations utilize a Total Net Leverage Ratio calculation, which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA (for the twelve months ended September 30, 2020, the Company’s Total Net Leverage Ratio was 3.18 to 1.00).

•If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions, provided, however, that no such restricted payments shall be made during the Covenant Relief Period. As the Company’s Total Net Leverage Ratio as of September 30, 2020, was 3.18 to 1.00, and we are in the Covenant Relief Period, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 2.39 to 1.00 and the Total Net Leverage Ratio was 3.18 to 1.00, as of September 30, 2020.

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

The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of September 30, 2020, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
The Company’s liability for unrecognized tax benefits as of September 30, 2020, was $10.7 million, a decrease of $7.1 million from $17.8 million as of December 31, 2019, primarily related to an income tax law change permitting recognition of a previously unrecognized tax benefit from a 2018 tax return filing position. As of September 30, 2020, $9.5 million of unrecognized tax benefits would impact the Company’s effective tax rate, if recognized. The Company anticipates a $0.4 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations.

On March 27, 2020, the United States government passed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This legislation includes significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic. The Company recognized a $14.7 million discrete tax benefit during the nine months ended September 30, 2020, as a result of the CARES Act, related to the provision temporarily increasing the amount of interest expense businesses are allowed to deduct on their income tax returns by increasing the 30% limitation to 50% of adjusted taxable income for 2019 and 2020. In addition, the discrete benefit recorded by the Company includes the estimated benefit of the provision allowing a net operating loss (“NOL”) generated in a tax year beginning in 2018, 2019, or 2020 to be carried back five years, including years when the federal statutory tax rate was 35%. The provision also temporarily removes the taxable income limitation to allow an NOL to fully offset income.

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

Level 3:    Unobservable inputs for the asset or liability. There were no recurring Level 3 fair value measurements of assets or liabilities as of September 30, 2020.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
The key terms of the interest rate swaps are as follows:

	March 19, 2019 Interest Rate Swap	February 7, 2017 Interest Rate Swap
Effective date	March 29, 2019	February 28, 2017
Termination date	March 28, 2024	February 28, 2022
Term	5 years	5 years
Notional amount	$130.0	$250.0
Fixed swap rate	2.43%	1.89%

The Company classifies the interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swaps classified as Level 2 as of September 30, 2020, and December 31, 2019, were as follows:

	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swap assets	Prepaid expenses and other current assets	$—	$—
Interest rate swap liabilities	Other long-term liabilities	$(16.2)	$(6.4)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash Flow Impacts
Net interest paid (received)	$1.8	$(0.2)	$3.7	$(1.0)

Impacts with Swaps as Hedging Instruments
Loss recognized in other comprehensive loss	—	2.0	11.1	12.6

Impacts with Swaps as Nonhedging Instruments
Income recognized in interest expense excluded from hedge effectiveness assessments	$(1.4)	$—	$(1.3)	$—
Amounts reclassified out of accumulated other comprehensive loss to interest expense	1.8	—	1.8	—
Net interest expense (income)	1.8	(0.2)	3.7	(1.0)
Total impact of swaps to interest expense (income)	$2.2	$(0.2)	$4.2	$(1.0)

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of September 30, 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the three and nine months ended September 30, 2020 and 2019, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 11, “Debt,” for the fair value of the Company’s debt as of September 30, 2020.

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

Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of September 30, 2020, and December 31, 2019.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Note 14. Other Current and Long-Term Liabilities

The components of other current and long-term liabilities as of September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020			December 31, 2019
	Other Current Liabilities	Other Long-Term Liabilities	Total	Other Current Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$130.5	$63.5	$194.0	$129.4	$61.9	$191.3
Single employer pension plan obligations	1.8	66.6	68.4	1.8	77.1	78.9
Multiemployer pension plans – withdrawal liability	3.9	33.1	37.0	8.4	35.7	44.1
Tax-related liabilities	25.7	4.4	30.1	24.6	10.7	35.3
Restructuring liabilities	22.1	6.7	28.8	15.8	7.4	23.2
Interest and rent liabilities	8.2	0.2	8.4	4.9	0.2	5.1
Interest rate swap liabilities	—	16.2	16.2	—	6.4	6.4
Liabilities held for sale from continuing operations (2)	—	—	—	17.9	—	17.9
Other	90.5	16.5	107.0	100.2	21.7	121.9
Total	$282.7	$207.2	$489.9	$303.0	$221.1	$524.1
______________________________
(1)Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers’ compensation.
(2)The Omaha, Nebraska packaging plant was considered held for sale in the condensed consolidated balance sheets as of December 31, 2019. The Company completed the sale on January 31, 2020.

Note 15. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Employee Stock Ownership Plan (“ESOP”) holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions during the three and nine months ended September 30, 2020 and 2019.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
The components of net pension income for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$(3.4)	$(4.4)	$(10.2)	$(13.2)
Expected return on plan assets	6.1	5.9	18.2	17.7
Net pension income	$2.7	$1.5	$8.0	$4.5

The Company made $1.2 million in benefit payments to its non-qualified defined benefit pension plans and made $1.3 million in contributions to its qualified defined benefit pension plans during the nine months ended September 30, 2020.

Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a withdrawal liability based on information provided by each plan’s trustee. The Company has reserved $37.0 million for the total MEPPs withdrawal liability as of September 30, 2020, of which $33.1 million was recorded in other long-term liabilities and $3.9 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU and GCC until April 2032 and February 2024, respectively. The Company made payments totaling $9.4 million and $7.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 1.8 million class A common shares for the three months ended September 30, 2020. Due to the net loss incurred during the nine months ended September 30, 2020, and during the three and nine months ended September 30, 2019, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock, including the impact of discontinued operations, for the three and nine months ended September 30, 2020 and 2019, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net earnings (loss) from continuing operations	$2.7	$(47.0)	$(20.9)	$(62.8)
Less: net earnings (loss) attributable to noncontrolling interests	—	0.1	(0.2)	(0.1)
Net earnings (loss) from continuing operations attributable to Quad common shareholders	2.7	(47.1)	(20.7)	(62.7)

Loss from discontinued operations, net of tax	(1.1)	(79.4)	(13.6)	(101.1)

Net earnings (loss) attributable to Quad common shareholders	$1.6	$(126.5)	$(34.3)	$(163.8)

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	50.7	50.1	50.6	50.0
Plus: effect of dilutive equity incentive instruments	0.4	—	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	51.1	50.1	50.6	50.0

Loss per share attributable to Quad common shareholders
Basic:
Continuing operations	$0.05	$(0.94)	$(0.41)	$(1.26)
Discontinued operations	(0.02)	(1.58)	(0.27)	(2.02)
Basic earnings (loss) per share attributable to Quad common shareholders	$0.03	$(2.52)	$(0.68)	$(3.28)

Diluted:
Continuing operations	$0.05	$(0.94)	$(0.41)	$(1.26)
Discontinued operations	(0.02)	(1.58)	(0.27)	(2.02)
Diluted earnings (loss) per share attributable to Quad common shareholders	$0.03	$(2.52)	$(0.68)	$(3.28)

Cash dividends paid per common share for all classes of common shares	$—	$0.30	$0.15	$0.90

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

The 2020 Plan provides for an aggregate 3,000,000 shares of class A common stock reserved for issuance, plus shares still available for issuance or re-credited under the 2010 Plan. Awards under the 2020 Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock (“RS”), restricted stock units (“RSU”), deferred stock units (“DSU”) or other stock-based awards as determined by the Company’s Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. There were 3,507,785 shares of class A common stock reserved for issuance under the 2020 Plan as of September 30, 2020, including 3,000,000 shares of class A common stock that were approved for issuance at the Annual Meeting and 507,785 shares of class A common stock that were remaining and available for issuance that transferred from the 2010 Plan. Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs. The Company plans to either use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

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

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations and includes expense (income) recognized for liability awards that are remeasured on a quarterly basis. The total compensation expense recognized related to all equity incentive programs for the three and nine months ended September 30, 2020, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RS and RSU equity awards expense	$2.6	$3.5	$7.4	$10.9
RSU liability awards expense (income)	—	0.4	(0.2)	(0.2)
DSU awards expense	—	—	1.0	0.9
Total equity incentive compensation expense	$2.6	$3.9	$8.2	$11.6

Total future compensation expense related to all equity incentive programs granted as of September 30, 2020, was estimated to be $11.8 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $2.6 million for the remainder of 2020, $6.7 million for 2021, $2.3 million for 2022 and $0.2 million for 2023.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

There were no stock options granted, and no compensation expense was recognized related to stock options for the three and nine months ended September 30, 2020 and 2019. There is no future compensation expense for stock options as of September 30, 2020.

The following table is a summary of the stock option activity for the nine months ended September 30, 2020:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2019	790,237	$25.27	1.1	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(236,357)	17.78
Outstanding and exercisable at September 30, 2020	553,880	$28.46	0.7	$—

The intrinsic value of options outstanding and exercisable at September 30, 2020, and December 31, 2019, was based on the fair value of the stock price. All outstanding options are vested as of September 30, 2020. There were no stock options exercised during the three and nine months ended September 30, 2020 and 2019.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
The following table is a summary of RS and RSU award activity for the nine months ended September 30, 2020:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2019	2,623,971	$17.82	1.5	230,621	$14.75	1.9
Granted	1,091,299	4.67		45,353	4.67
Vested	(550,516)	26.84		(25,228)	26.88
Forfeited	(169,310)	13.68		(1,208)	12.32
Nonvested at September 30, 2020	2,995,444	$11.61	1.6	249,538	$11.70	1.5

In the first quarter of 2019, the Company issued RSU awards in connection with the acquisition of Periscope that are accounted for as liability awards that will vest on March 1, 2022. The awards were recorded at fair value on the initial issuance date and are remeasured to fair value at each reporting period, with the change in fair value being recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2020, the fair value of the RSU awards classified as liabilities was $0.4 million and was included in other long-term liabilities on the condensed consolidated balance sheets.

Deferred Stock Units

Deferred stock units are awards of rights to shares of the Company’s class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the nine months ended September 30, 2020:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	314,658	$16.22
Granted	204,088	4.67
Dividend equivalents granted	21,145	3.40
Settled	(38,930)	19.81
Outstanding at September 30, 2020	500,961	$10.69

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Note 18. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
September 30, 2020	105.0	40.2	0.2	40.4
December 31, 2019	105.0	39.2	1.1	40.3

Class B stock ($0.025 par value)
September 30, 2020	80.0	13.5	—	13.5
December 31, 2019	80.0	13.5	—	13.5

Class C stock ($0.025 par value)
September 30, 2020	20.0	—	0.5	0.5
December 31, 2019	20.0	—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at September 30, 2020, and December 31, 2019. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. There were no shares repurchased during the three and nine months ended September 30, 2020, or during the three and nine months ended September 30, 2019. As of September 30, 2020, there were $100.0 million of authorized repurchases remaining under the program. The Company is currently prohibited from repurchasing capital stock through the Covenant Relief Period, in accordance with the fourth amendment to the April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020 (see Note 11. “Debt,” for more details on the amendment and timing of the Covenant Relief Period).

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. Due to uncertainty in client demand as a result of the COVID-19 pandemic, the Company’s Board of Directors proactively suspended the Company’s quarterly dividends beginning in the second quarter of 2020, and the Company is currently prohibited from making dividend payments during the Covenant Relief Period. The dividend activity related to the then outstanding shares for the nine months ended September 30, 2020 and 2019, was as follows:

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
Note 19. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2020, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2019	$(131.0)	$(4.7)	$(31.5)	$(167.2)
Other comprehensive loss before reclassifications	(9.0)	(8.3)	—	(17.3)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	1.3	—	1.3
Net other comprehensive loss	(9.0)	(7.0)	—	(16.0)
Balance at September 30, 2020	$(140.0)	$(11.7)	$(31.5)	$(183.2)

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2019, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2018	$(130.0)	$3.3	$(25.5)	$(152.2)
Other comprehensive loss before reclassifications	(6.4)	(9.4)	—	(15.8)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—	—
Net other comprehensive loss	(6.4)	(9.4)	—	(15.8)
Balance at September 30, 2019	$(136.4)	$(6.1)	$(25.5)	$(168.0)

There were no reclassifications from accumulated other comprehensive loss to net loss for the three and nine months ended September 30, 2019. The details about the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the three and nine months ended September 30, 2020, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,	Nine Months Ended September 30,	Consolidated Statements of Operations Presentation
	2020	2020
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges	$1.8	$1.8	Interest expense
Impact of income taxes	(0.5)	(0.5)	Income tax benefit
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges, net of tax	$1.3	$1.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

International

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. As of September 30, 2020, the Company has no unrestricted subsidiaries as defined in the Company’s Senior Unsecured Notes indenture.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
The following is a summary of segment information for the three and nine months ended September 30, 2020 and 2019:

	Net Sales		Operating Income (Loss) from Continuing Operations	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended September 30, 2020
United States Print and Related Services	$425.6	$181.6	$20.0	$3.8
International	67.9	4.2	(1.7)	5.2
Total operating segments	493.5	185.8	18.3	9.0
Corporate	—	—	(12.0)	0.8
Total	$493.5	$185.8	$6.3	$9.8

Three months ended September 30, 2019
United States Print and Related Services	$649.8	$197.2	$27.1	$7.3
International	92.7	3.9	2.6	2.5
Total operating segments	742.5	201.1	29.7	9.8
Corporate	—	—	(59.1)	46.9
Total	$742.5	$201.1	$(29.4)	$56.7

Nine months ended September 30, 2020
United States Print and Related Services	$1,382.2	$488.1	$44.6	$38.0
International	204.0	12.0	(2.1)	9.3
Total operating segments	1,586.2	500.1	42.5	47.3
Corporate	—	—	(34.0)	1.7
Total	$1,586.2	$500.1	$8.5	$49.0

Nine months ended September 30, 2019
United States Print and Related Services	$1,962.4	$593.6	$89.8	$15.1
International	285.0	12.5	4.9	7.5
Total operating segments	2,247.4	606.1	94.7	22.6
Corporate	—	—	(89.0)	51.1
Total	$2,247.4	$606.1	$5.7	$73.7

Restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2020 and 2019, are further described in Note 5, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) from continuing operations results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In millions, except share and per share data and unless otherwise indicated)
A reconciliation of operating income (loss) from continuing operations to loss from continuing operations before income taxes and equity in loss of unconsolidated entity as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income (loss) from continuing operations	$6.3	$(29.4)	$8.5	$5.7
Less: interest expense	17.9	22.0	52.2	69.6
Less: net pension income	(2.7)	(1.5)	(8.0)	(4.5)
Less: loss on debt extinguishment	—	14.6	1.8	30.5
Loss from continuing operations before income taxes and equity in loss of unconsolidated entity	$(8.9)	$(64.5)	$(37.5)	$(89.9)

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

Note 22. Subsequent Events

On October 31, 2020, the Company completed the sale of its Fairfield, Pennsylvania and Martinsburg, West Virginia book manufacturing plants to Berryville Graphics, a division of Bertelsmann Printing Group USA, a media, services and education company. This sale was the final step in the previously announced strategic decision to divest the Company’s Book business to optimize its product portfolio. The Company used the proceeds from the sale to reduce debt.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2019, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 19, 2020.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended September 30, 2020, to the three months ended September 30, 2019; and (2) the nine months ended September 30, 2020, to the nine months ended September 30, 2019. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Omaha, Nebraska packaging plant, which was sold on January 31, 2020, and the additional investment in Rise in June 2020. The results of operations of the divestiture are included in the Company’s condensed consolidated results until the date of disposition, and the results of operations of the investment in Rise reflect the Company’s ownership interest from the respective dates of change in ownership. The results of the Company's United States Book business have been reported as discontinued operations for all periods presented.  Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with GAAP.

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

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 89% and 90% of the Company’s consolidated net sales during the three and nine months ended September 30, 2020, respectively.

•The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 11% and 10% of the Company’s consolidated net sales during the three and nine months ended September 30, 2020, respectively.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations decreased $81 million during the nine months ended September 30, 2020, primarily due to the use of cash proceeds from the sale of the Omaha packaging plant to reduce debt obligations and the redemption of certain of its senior notes under the Master Note and Security Agreement, at par (the outstanding principal balance as of the date of payment). Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and finance lease obligations by $708 million and has reduced the obligations for pension, postretirement and MEPPs by $457 million, for a total obligation reduction since July of 2010 of over $1.1 billion.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management balances the use of cash between deleveraging the Company’s balance sheet (through reduction in debt and pension obligations), compelling investment opportunities (through capital expenditures, acquisitions and strategic investments) and returns to shareholders (through share repurchases and quarterly dividends). Due to uncertainty in client demand as a result of the COVID-19 pandemic, the Company’s Board of Directors made the proactive decision to temporarily suspend the Company’s quarterly dividend. The Company remains committed to paying a dividend over the long-term and will seek to resume the dividend following stabilization of its operating environment and after the Covenant Relief Period.

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

The Company continues to make progress on integrating and streamlining all aspects of its business, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. The Company has continued to evolve its manufacturing platform, equipping facilities to be product line agnostic, which enables the Company to maximize equipment utilization. Quad believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as publications and catalogs) due to economies of scale and from investments in automation and technology. The Company continues to focus on proactively aligning its cost structure to the realities of the top-line pressures it faces in the printing industry through Lean Manufacturing and sustainable continuous improvement programs. Restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 47 plant closures through September 30, 2020.

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

The Company’s results of operations have been and continue to be adversely impacted as a result of the COVID-19 pandemic. Through the Company’s Crisis Management Team, including executive and operations leadership, the Company has been executing business continuity plans focused on protecting the health and well-being of our employees, while also continuing to service clients, and protect the long-term financial health of the Company as the COVID-19 pandemic evolves. As a part of the business continuity plans, the Company implemented cost reduction and cash conservation initiatives, including implementing a COVID-19 Temporary Furlough Program through which employees take an unpaid leave of absence, the length of which varies upon business needs; temporary salary reductions for leaders through the end of July, including a 50% salary reduction for the Chief Executive Officer and a 35% salary reduction for named executive officers; a temporary 50% reduction in retainer fees for the Company’s non-employee directors; temporarily suspending use of vacation and vacation payouts through the end of June; temporarily suspending production at several manufacturing facilities where declining client volume or other effects of the pandemic impacted the Company’s ability to operate, all of which have resumed operations by the end of September; suspending quarterly dividend payments through the Covenant Relief Period; and delaying capital spending projects. While the Company has resumed production at all of its manufacturing facilities, it also announced the permanent closure of the retail facility in Taunton, Massachusetts, during the second quarter of 2020. The Company also amended its Senior Secured Credit Facility to provide for certain financial covenant relief through a Covenant Relief Period. The Company is continuing to evaluate its cost structure and expects to implement additional cost reduction measures as necessary. As the pandemic continues to rapidly evolve, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, all of which are highly uncertain and cannot be predicted.

Results of Operations for the Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019

Summary Results

The Company’s operating income (loss) from continuing operations, operating margin, net earnings (loss) attributable to Quad common shareholders (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share attributable to Quad common shareholders for the three months ended September 30, 2020, changed from the three months ended September 30, 2019, as follows (dollars in millions, except margin and per share data):

	Operating Income (Loss) from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad Common Shareholders	Diluted Earnings (Loss) Per Share Attributable to Quad Common Shareholders
For the Three Months Ended September 30, 2019	$(29.4)	(3.1)%	$(126.5)	$(2.52)
Restructuring, impairment and transaction-related charges (1)	46.9	4.6%	35.2	0.70
Interest expense (2)	N/A	N/A	3.1	0.07
Net pension income (3)	N/A	N/A	0.9	0.02
2019 loss on debt extinguishment (4)	N/A	N/A	10.9	0.22
Income taxes (5)	N/A	N/A	8.3	0.16
Loss from discontinued operations, net of tax (6)	N/A	N/A	78.3	1.56
Investments in unconsolidated entity and noncontrolling interests, net of tax (7)	N/A	N/A	(0.2)	(0.01)
Operating income from continuing operations (8)	(11.2)	(0.6)%	(8.4)	(0.17)
For the Three Months Ended September 30, 2020	$6.3	0.9%	$1.6	$0.03
______________________________
(1)Restructuring, impairment and transaction-related charges decreased $46.9 million ($35.2 million, net of tax), to $9.8 million during the three months ended September 30, 2020, and included the following:

a.A $9.0 million decrease in employee termination charges from $12.3 million during the three months ended September 30, 2019, to $3.3 million during the three months ended September 30, 2020;

b.A $1.5 million decrease in impairment charges from the three months ended September 30, 2019, to the three months ended September 30, 2020;

c.A $46.0 million decrease in transaction-related charges from $46.9 million during the three months ended September 30, 2019, to $0.9 million during the three months ended September 30, 2020;

d.A $0.3 million decrease in integration costs from $0.5 million during the three months ended September 30, 2019, to $0.2 million during the three months ended September 30, 2020; and

e.An $9.9 million increase in various other restructuring charges from $4.5 million of income during the three months ended September 30, 2019, to $5.4 million of expense during the three months ended September 30, 2020.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Interest expense decreased $4.1 million ($3.1 million, net of tax) during the three months ended September 30, 2020, to $17.9 million. This change was due to lower average debt levels and a lower weighted average interest rate on borrowings, partially offset by a $2.4 million increase in interest expense related to the interest rate swaps in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

(3)Net pension income increased $1.2 million ($0.9 million, net of tax) during the three months ended September 30, 2020, to $2.7 million. This was due to a $1.0 million decrease from interest cost on pension plan liabilities and a $0.2 million increase from the expected long-term return on pension plan assets.

(4)A $14.6 million loss on debt extinguishment ($10.9 million, net of tax) was recognized during the three months ended September 30, 2019, from the retirement of the Term Loan B, completed on July 26, 2019.

(5)The $8.3 million increase in income tax benefit on continuing operations as calculated in the following table is primarily due to a $9.5 million income tax benefit related to the CARES Act net operating loss carry back provisions and a $1.5 million increase in income tax benefit from decreased losses in foreign jurisdictions where the Company does not receive a tax benefit, partially offset by a $2.8 million decrease in income tax benefit from a decrease in the Company’s liability for unrecognized income tax benefits in 2019 that did not repeat in 2020:

	Three Months Ended September 30,
	2020	2019	$ Change
Loss from continuing operations before income taxes and equity in loss of unconsolidated entity	$(8.9)	$(64.5)	$55.6
Normalized tax rate	25.0%	25.0%
Income tax benefit at normalized tax rate	(2.2)	(16.1)	13.9

Income tax benefit from the condensed consolidated statements of operations	(12.0)	(17.6)	5.6

Impact of income taxes	$9.8	$1.5	$8.3

(6)The decrease in loss from discontinued operations, net of tax, of $78.3 million during the three months ended September 30, 2020, was primarily due to the following: (1) a $90.6 million decrease in restructuring, impairment and transaction-related charges; (2) a $10.1 million goodwill impairment charge recorded during the three months ended September 30, 2019; (3) a $4.3 million decrease in depreciation and amortization; and (4) an increase in the operating margin due to productivity improvements and cost reduction activities. The decrease in the loss was partially offset by a $32.8 million decrease in income tax benefit.

(7)The decrease from investments in unconsolidated entity and noncontrolling interests, net of tax, of $0.2 million during the three months ended September 30, 2020, was primarily related to a $0.3 million increase in loss at the Company’s investment in Plural Industria Gráfica Ltda. (“Plural”), the Company’s Brazilian joint venture, partially offset by a $0.1 million decrease in earnings attributed to noncontrolling interests in the Company’s condensed consolidated statements of operations related to the Company’s majority ownership of Rise.

(8)Operating income from continuing operations, excluding restructuring, impairment and transaction-related charges, decreased $11.2 million ($8.4 million, net of tax) primarily due to the following: (1) lower print volume and pricing due to ongoing industry pressures from excess capacity in the printing industry, including the ongoing impacts from the COVID-19 pandemic; (2) a $3.4 million increase in production hourly wages in our most competitive labor markets; and (3) a $1.4 million decrease in paper byproduct recoveries. These decreases were partially offset by the following: (1) a $24.5 million reduction in selling, general and administrative expenses, including a $4.2 million gain from a property insurance claim; (2) a $7.4 million decrease in depreciation and amortization expense; and (3) savings from other cost reduction initiatives.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2020		2019
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$493.5	72.6%	$742.5	78.7%	$(249.0)	(33.5)%
Services	185.8	27.4%	201.1	21.3%	(15.3)	(7.6)%
Total net sales	679.3	100.0%	943.6	100.0%	(264.3)	(28.0)%
Cost of sales:
Products	410.1	60.4%	625.3	66.3%	(215.2)	(34.4)%
Services	133.2	19.6%	139.2	14.7%	(6.0)	(4.3)%
Total cost of sales	543.3	80.0%	764.5	81.0%	(221.2)	(28.9)%
Selling, general & administrative expenses	75.1	11.1%	99.6	10.6%	(24.5)	(24.6)%
Depreciation and amortization	44.8	6.6%	52.2	5.5%	(7.4)	(14.2)%
Restructuring, impairment and transaction-related charges	9.8	1.4%	56.7	6.0%	(46.9)	(82.7)%
Total operating expenses	673.0	99.1%	973.0	103.1%	(300.0)	(30.8)%
Operating income (loss) from continuing operations	$6.3	0.9%	$(29.4)	(3.1)%	$35.7	(121.4)%

Net Sales

Product sales decreased $249.0 million, or 33.5%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (1) a $115.1 million decrease in sales in the Company’s print product lines due to ongoing industry volume and pricing pressures, including the ongoing impacts from the COVID-19 pandemic; (2) a $111.9 million decrease from pass-through paper sales; (3) a $20.0 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant; and (4) $2.0 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $15.3 million, or 7.6%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (1) a $7.3 million decrease in logistics sales; (2) a $5.2 million decrease in print imaging services; (3) a $1.4 million decrease in sales of marketing services; and (4) a $1.4 million decrease in sales of QuadMed external medical services.

Cost of Sales

Cost of product sales decreased $215.2 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (1) lower print volume; (2) a decrease in pass-through paper costs; (3) the impact from the divestiture of the Omaha packaging plant; and (4) other cost reduction initiatives. These decreases were partially offset by a $3.4 million increase in production hourly wages in our most competitive labor markets and a $1.4 million decrease in paper byproduct recoveries.

Cost of service sales decreased $6.0 million, or 4.3%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to lower logistics, print imaging and marketing service sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $24.5 million, or 24.6%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (1) an $18.8 million decrease in employee-related costs; (2) a $4.2 million gain from a property insurance claim; (3) a $1.8 million decrease in credit loss expense primarily from a client credit recovery; (4) a $1.1 million increase in foreign translation gains; (5) the receipt of a $0.6 million COVID-19 related government subsidy in Poland; and (6) other cost reduction initiatives. Selling, general and administrative expenses as a percentage of net sales increased to 11.1% for the three months ended September 30, 2020, compared to 10.6% for the three months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization decreased $7.4 million, or 14.2%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to a $6.1 million decrease in depreciation expense, primarily related to property, plant and equipment becoming fully depreciated over the past year, and a $1.3 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $46.9 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following:

	Three Months Ended September 30,
	2020	2019	$ Change
Employee termination charges	$3.3	$12.3	$(9.0)
Impairment charges (a)	—	1.5	(1.5)
Transaction-related charges (b)	0.9	46.9	(46.0)
Integration costs	0.2	0.5	(0.3)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	2.5	2.1	0.4
Equipment and infrastructure removal costs	0.1	0.1	—
Gains on the sale of facilities	(0.8)	(0.1)	(0.7)
Other restructuring activities (c)	3.6	(6.6)	10.2
Other restructuring charges (income)	5.4	(4.5)	9.9
Total restructuring, impairment and transaction-related charges	$9.8	$56.7	$(46.9)
______________________________
(a)Includes $1.2 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the three months ended September 30, 2019, and $0.3 million of land and building impairment charges during the three months ended September 30, 2019.
(b)Includes a $45.0 million reverse termination fee paid during the three months ended September 30, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC.
(c)Includes an $8.6 million gain on the sale of a business during the three months ended September 30, 2019.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, were as follows:

	Three Months Ended September 30,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$52.3	7.7%	$(69.9)	(7.4)%

EBITDA increased $122.2 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (1) a $78.3 million decrease in loss from discontinued operations, net of tax (2) $46.9 million of decreased restructuring, impairment and transaction-related charges; (3) a $24.5 million decrease in selling, general and administrative expenses, including a $4.2 million gain from a property insurance claim; and (4) savings from other cost reduction initiatives. The increase was partially offset by the following: (1) lower print volume, pricing and print service sales; (2) a $3.4 million increase in production hourly wages in our most competitive labor markets; and (3) a $1.4 million decrease in paper byproduct recoveries.

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

A reconciliation of EBITDA to net earnings (loss) attributable to Quad common shareholders for the three months ended September 30, 2020 and 2019, was as follows:

	Three Months Ended September 30,
	2020	2019
	(dollars in millions)
Net earnings (loss) attributable to Quad common shareholders (1)	$1.6	$(126.5)
Interest expense	17.9	22.0
Income tax benefit	(12.0)	(17.6)
Depreciation and amortization	44.8	52.2
EBITDA (non-GAAP)	$52.3	$(69.9)
______________________________
(1)Net earnings (loss) attributable to Quad common shareholders included the following:
a.Restructuring, impairment and transaction-related charges of $9.8 million and $56.7 million for the three months ended September 30, 2020 and 2019, respectively;
b.Net pension income of $2.7 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively;
c.Loss on debt extinguishment of $14.6 million for the three months ended September 30, 2019;
d.Equity in loss of unconsolidated entity of $0.4 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively;
e.Loss from discontinued operations, net of tax, of $1.1 million and $79.4 million for the three months ended September 30, 2020 and 2019, respectively; and
f.Net loss attributable to noncontrolling interests of $0.1 million for the three months ended September 30, 2019.

United States Print and Related Services

The following table summarizes net sales, operating income from continuing operations, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended September 30,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$425.6	$649.8	$(224.2)	(34.5)%
Services	181.6	197.2	(15.6)	(7.9)%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	20.0	27.1	(7.1)	(26.2)%
Operating margin	3.3%	3.2%	N/A	N/A
Restructuring, impairment and transaction-related charges	$3.8	$7.3	$(3.5)	(47.9)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $224.2 million, or 34.5%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (1) a $107.2 million decrease in sales in the Company’s print product lines due to ongoing industry volume and pricing pressures, including the ongoing impacts from the COVID-19 pandemic; (2) a $97.0 million decrease from pass-through paper sales; and (3) a $20.0 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant.

Service sales for the United States Print and Related Services segment decreased $15.6 million, or 7.9%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (1) a $7.8 million decrease in logistics sales; (2) a $5.2 million decrease in print imaging services; (3) a $1.3 million decrease in sales of marketing services; and (4) a $1.3 million decrease in sales of QuadMed external medical services.

Operating Income from Continuing Operations

Operating income from continuing operations for the United States Print and Related Services segment decreased $7.1 million, or 26.2%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (1) lower print volume and pricing due to ongoing industry pressures, including the ongoing impacts from the COVID-19 pandemic; (2) lower print service sales; (3) a $3.4 million increase in production hourly wages in our most competitive labor markets; and (4) a $1.4 million decrease in paper byproduct recoveries. The decrease was partially offset by the following: (1) savings from other cost reduction initiatives; (2) a $4.2 million gain from a property insurance claim; and (3) a $3.5 million decrease in restructuring, impairment and transaction-related charges.

Operating margin for the United States Print and Related Services segment increased to 3.3% for the three months ended September 30, 2020, from 3.2% for the three months ended September 30, 2019, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment decreased $3.5 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following:

	Three Months Ended September 30,
	2020	2019	$ Change
Employee termination charges	$1.5	$12.1	$(10.6)
Impairment charges (a)	—	1.1	(1.1)
Transaction-related charges	0.1	—	0.1
Integration costs	0.2	0.5	(0.3)
Other restructuring charges (income) (b)	2.0	(6.4)	8.4
Total restructuring, impairment and transaction-related charges	$3.8	$7.3	$(3.5)
______________________________
(a)Includes $1.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the three months ended September 30, 2019.
(b)Includes an $8.6 million gain on the sale of a business during the three months ended September 30, 2019.

International

The following table summarizes net sales, operating income (loss) from continuing operations, operating margin, certain items impacting comparability and equity in loss of unconsolidated entity within the International segment:

	Three Months Ended September 30,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$67.9	$92.7	$(24.8)	(26.8)%
Services	4.2	3.9	0.3	7.7%
Operating income (loss) from continuing operations (including restructuring, impairment and transaction-related charges)	(1.7)	2.6	(4.3)	nm
Operating margin	(2.4)%	2.7%	N/A	N/A
Restructuring, impairment and transaction-related charges	$5.2	$2.5	$2.7	108.0%
Equity in loss of unconsolidated entity	0.4	0.1	0.3	300.0%

Net Sales

Product sales for the International segment decreased $24.8 million, or 26.8%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (1) a $14.9 million decrease in pass-through paper sales; (2) a $7.9 million decrease in volume, primarily in Peru, Europe, Mexico and Colombia; and (3) $2.0 million in unfavorable foreign exchange impacts, primarily in Argentina and Mexico.

Service sales for the International segment increased $0.3 million, or 7.7%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to an increase in logistics sales in Europe, partially offset by a decrease in marketing services sales.

Operating Income (Loss) from Continuing Operations

Operating income from continuing operations for the International segment decreased $4.3 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a $2.7 million increase in restructuring, impairment and transaction-related charges and a $2.2 million decrease in operating income, primarily in Peru and Europe, partially offset by the receipt of a $0.6 million COVID-19 related government subsidy in Poland.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment decreased $2.7 million, or 108.0%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following:

	Three Months Ended September 30,
	2020	2019	$ Change
Employee termination charges	$1.8	$0.2	$1.6
Impairment charges (a)	—	0.4	(0.4)
Other restructuring charges (b)	3.4	1.9	1.5
Total restructuring, impairment and transaction-related charges	$5.2	$2.5	$2.7
______________________________
(a)Includes $0.3 million of land and building impairment charges and $0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations as well as other capacity reduction restructuring activities during the three months ended September 30, 2019.
(b)Includes $3.0 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the three months ended September 30, 2020. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

Equity in Loss of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in loss of unconsolidated entity in the International segment increased $0.3 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to an increase in loss at the Company’s investment in Plural.

Unrestricted Subsidiaries

As of September 30, 2020, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$12.0	$59.1	$(47.1)	(79.7)%
Restructuring, impairment and transaction-related charges	0.8	46.9	(46.1)	(98.3)%

Operating Expenses

Corporate operating expenses decreased $47.1 million, or 79.7%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a $46.1 million decrease in restructuring, impairment and transaction-related charges and a $0.9 million decrease in employee-related costs.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges decreased $46.1 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a $45.0 million reverse termination fee paid during the three months ended September 30, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC.

Results of Operations for the Nine Months Ended September 30, 2020, Compared to the Nine Months Ended September 30, 2019

Summary Results

The Company’s operating income from continuing operations, operating margin, net loss attributable to Quad common shareholders (computed using a 25% normalized tax rate for all items subject to tax) and diluted loss per share attributable to Quad common shareholders for the nine months ended September 30, 2020, changed from the nine months ended September 30, 2019, as follows (dollars in millions, except margin and per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Loss Attributable to Quad Common Shareholders	Diluted Loss Per Share Attributable to Quad Common Shareholders
For the nine months ended September 30, 2019	$5.7	0.2%	$(163.8)	$(3.28)
Restructuring, impairment and transaction-related charges (1)	24.7	0.3%	18.5	0.38
Interest expense (2)	N/A	N/A	13.1	0.27
Net pension income (3)	N/A	N/A	2.6	0.05
2020 gain on debt extinguishment (4)	N/A	N/A	(1.4)	(0.03)
2019 loss on debt extinguishment (4)	N/A	N/A	22.9	0.46
Income taxes (5)	N/A	N/A	2.6	0.05
Loss from discontinued operations, net of tax (6)	N/A	N/A	87.5	1.75
Investments in unconsolidated entity and noncontrolling interests, net of tax (7)	N/A	N/A	0.1	0.01
Operating income from continuing operations (8)	(21.9)	(0.1)%	(16.4)	(0.34)
For the nine months ended September 30, 2020	$8.5	0.4%	$(34.3)	$(0.68)
______________________________
(1)Restructuring, impairment and transaction-related charges decreased $24.7 million ($18.5 million, net of tax), to $49.0 million during the nine months ended September 30, 2020, and included the following:

a.A $5.5 million increase in employee termination charges from $19.9 million during the nine months ended September 30, 2019, to $25.4 million during the nine months ended September 30, 2020;

b.A $0.6 million increase in impairment charges from $3.6 million during the nine months ended September 30, 2019, to $4.2 million during the nine months ended September 30, 2020;

c.A $49.4 million decrease in transaction-related charges from $51.1 million during the nine months ended September 30, 2019, to $1.7 million during the nine months ended September 30, 2020;

d.A $0.8 million decrease in integration costs from $2.1 million during the nine months ended September 30, 2019, to $1.3 million during the nine months ended September 30, 2020; and

e.A $19.4 million increase in various other restructuring charges from $3.0 million of income during the nine months ended September 30, 2019, to $16.4 million of expense during the nine months ended September 30, 2020.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Interest expense decreased $17.4 million ($13.1 million, net of tax) during the nine months ended September 30, 2020, to $52.2 million. This change was due to lower average debt levels and a lower weighted average interest rate on borrowings, partially offset by a $5.2 million increase in interest expense related to the interest rate swaps in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

(3)Net pension income increased $3.5 million ($2.6 million, net of tax) during the nine months ended September 30, 2020, to $8.0 million. This was due to a $3.0 million decrease from interest cost on pension plan liabilities and a $0.5 million increase from the expected long-term return on pension plan assets.

(4)The $1.8 million loss on debt extinguishment ($1.4 million, net of tax) recognized during the nine months ended September 30, 2020, relates to a $2.4 million loss on debt extinguishment from the fourth amendment to the Company’s April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020, partially offset by a $0.6 million gain on debt extinguishment recorded during the first quarter of 2020, primarily related to the repurchase of the Company’s unsecured 7.0% senior notes due May 1, 2022. A $30.5 million loss on debt extinguishment ($22.9 million, net of tax) was recognized during the nine months ended September 30, 2019, and includes $15.9 million relating to the third amendment to the Company’s April 28, 2014 Senior Secured Credit Facility, completed on January 31, 2019; and $14.6 million relating to the retirement of the Term Loan B, completed on July 26, 2019.

(5)The $2.6 million increase in income tax benefit on continuing operations as calculated in the following table is primarily due to a $14.7 million income tax benefit related to the CARES Act net operating loss carry back provisions. This increase was partially offset by the following: (1) a $5.5 million decreased income tax benefit from equity award activity; (2) a $3.1 million decrease in income tax benefit from a decrease in the Company’s liability for unrecognized tax benefits in 2019 that did not repeat in 2020; (3) a $1.6 million decrease in income tax benefit related to the deductibility of acquisition-related transaction costs in 2019 that did not repeat in 2020; and (4) a $1.4 million decrease in income tax benefit for preliminary 2019 return-to-provision adjustments:

	Nine Months Ended September 30,
	2020	2019	$ Change
Loss from continuing operations before income taxes and equity in loss of unconsolidated entity	$(37.5)	$(89.9)	$52.4
Normalized tax rate	25.0%	25.0%
Income tax benefit at normalized tax rate	(9.4)	(22.5)	13.1

Income tax benefit from the condensed consolidated statements of operations	(17.5)	(28.0)	10.5

Impact of income taxes	$8.1	$5.5	$2.6

(6)The decrease in loss from discontinued operations, net of tax, of $87.5 million during the nine months ended September 30, 2020, was primarily due to the following: (1) a $78.1 million decrease in restructuring, impairment and transaction-related charges; (2) an increase in the operating margin due to productivity improvements and cost reduction activities; (3) a $13.6 million decrease in depreciation and amortization expense; (4) a $10.1 million goodwill impairment charge recorded in 2019 that did not repeat in 2020. The decrease in the loss was partially offset by a $30.1 million decrease in income tax benefit.

(7)The increase in investments in unconsolidated entity and noncontrolling interests, net of tax, of $0.1 million during the nine months ended September 30, 2020, was due to an increase in loss attributed to noncontrolling interests in the Company’s condensed consolidated statements of operations related to the Company’s majority ownership of Rise.

(8)Operating income from continuing operations, excluding restructuring, impairment and transaction-related charges, decreased $21.9 million ($16.4 million, net of tax impact) during the nine months ended September 30, 2020, primarily due to the following: (1) lower print volume, pricing and print service sales; (2) a $12.8  million decrease in paper byproduct recoveries; and (3) a $10.8 million increase in production hourly wages in our most competitive labor markets. These decreases were partially offset by the following: (1) a $52.5 million decrease in selling, general and administrative expenses, including a $3.4 million net benefit in 2020 in gains from property insurance claims and the receipt of a $2.2 million COVID-19 related government subsidy in Poland; (2) a $9.4 million net benefit from a change in the hourly production employee vacation policy; (3) a $6.0 million net reduction in the cost of worker’s compensation claims from improved production safety procedures; and (4) savings from other cost reduction initiatives.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2020		2019
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$1,586.2	76.0%	$2,247.4	78.8%	$(661.2)	(29.4)%
Services	500.1	24.0%	606.1	21.2%	(106.0)	(17.5)%
Total net sales	2,086.3	100.0%	2,853.5	100.0%	(767.2)	(26.9)%
Cost of sales:
Products	1,296.7	62.2%	1,896.0	66.4%	(599.3)	(31.6)%
Services	355.2	17.0%	428.3	15.0%	(73.1)	(17.1)%
Total cost of sales	1,651.9	79.2%	2,324.3	81.4%	(672.4)	(28.9)%
Selling, general & administrative expenses	238.0	11.4%	290.5	10.2%	(52.5)	(18.1)%
Depreciation and amortization	138.9	6.7%	159.3	5.6%	(20.4)	(12.8)%
Restructuring, impairment and transaction-related charges	49.0	2.3%	73.7	2.6%	(24.7)	(33.5)%
Total operating expenses	2,077.8	99.6%	2,847.8	99.8%	(770.0)	(27.0)%
Operating income from continuing operations	$8.5	0.4%	$5.7	0.2%	$2.8	49.1%

Net Sales

Product sales decreased $661.2 million, or 29.4%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (1) a $306.7 million decrease in sales in the Company’s print product lines due to ongoing industry volume and pricing pressures, including the ongoing impacts from the COVID-19 pandemic; (2) a $294.7 million decrease from pass-through paper sales; (3) a $50.6 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant; and (4) $9.2 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $106.0 million, or 17.5%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (1) a $60.1 million decrease in logistics sales; (2) a $22.9 million decrease of sales of marketing services; (3) an $18.2 million decrease in print imaging services; and (4) a $4.8 million decrease in sales of QuadMed external medical services.

Cost of Sales

Cost of product sales decreased $599.3 million, or 31.6%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (1) a decrease in pass-through paper costs; (2) lower print volume; (3) the impact from the divestiture of the Omaha packaging plant; (4) a $9.4 million net benefit from a change in the hourly production employee vacation policy; (5) a $6.0 million net reduction in the cost of worker’s compensation claims from improved production safety procedures; and (6) other cost reduction initiatives. These decreases were partially offset by a $12.8 million decrease in paper byproduct recoveries and a $10.8 million increase in production hourly wages in our most competitive labor markets.

Cost of service sales decreased $73.1 million, or 17.1%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to lower logistics, marketing services and print imaging sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $52.5 million, or 18.1%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (1) a $53.5 million decrease in employee-related costs; (2) a $3.4 million net benefit in 2020 in gains from property insurance claims; (3) savings from other cost reduction initiatives; and (4) the receipt of a $2.2 million COVID-19 related government subsidy in Poland. These decreases were partially offset by a $4.2 million increase from foreign translation losses and a $2.5 million increase in credit loss expense primarily due to specific client credit reviews. Selling, general and administrative expenses as a percentage of net sales increased to 11.4% for the nine months ended September 30, 2020, from 10.2% for the nine months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization decreased $20.4 million, or 12.8%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due to a $16.0 million decrease in depreciation expense primarily from property, plant and equipment becoming fully depreciated over the past year, and a $4.4 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $24.7 million, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following:

	Nine Months Ended September 30,
	2020	2019	$ Change
Employee termination charges	$25.4	$19.9	$5.5
Impairment charges (a)	4.2	3.6	0.6
Transaction-related charges	1.7	51.1	(49.4)
Integration costs	1.3	2.1	(0.8)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	7.6	5.3	2.3
Equipment and infrastructure removal costs	1.1	0.2	0.9
Gains on the sale of facilities (b)	(1.6)	(6.1)	4.5
Other restructuring activities (c)	9.3	(2.4)	11.7
Other restructuring charges (income)	16.4	(3.0)	19.4
Total restructuring, impairment and transaction-related charges	$49.0	$73.7	$(24.7)
______________________________
(a)Includes $4.2 million and $3.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities, during the nine months ended September 30, 2020 and 2019, respectively, and $0.3 million of land and building impairment charges during the three months ended September 30, 2019.
(b)Includes a $0.8 million gain on the sale of the Shakopee, Minnesota facility and a $0.8 million gain on the sale of the Midland, Michigan facility during the nine months ended September 30, 2020; and includes a $3.5 million gain on the sale of the Hazleton, Pennsylvania facility and a $2.5 million gain on the sale of the Franklin, Kentucky facility during the nine months ended September 30, 2019.
(c)Includes a $2.9 million loss on the sale of a business during the nine months ended September 30, 2020, and an $8.6 million gain on the sale of a business, net of $2.3 million in charges related to a value-added tax assessment for a closed facility, as well as other restructuring activities, during the nine months ended September 30, 2019.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, were as follows:

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$139.3	6.7%	$37.1	1.3%

EBITDA increased $102.2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (1) an $87.5 million decrease in loss from discontinued operations, net of tax; (2) a $52.5 million decrease in selling, general and administrative expenses, including a $3.4 million net benefit in 2020 in gains from property insurance claims and the receipt of a $2.2 million COVID-19 related government subsidy in Poland; (3) $24.7 million of decreased restructuring, impairment and transaction-related charges; (4) a $9.4 million net benefit from a change in the hourly production employee vacation policy; (5) a $6.0 million net reduction in the cost of worker’s compensation claims from improved production safety procedures; and (6) savings from other cost reduction initiatives. These increases were partially offset by the following: (1) lower print volume, pricing and print service sales; (2) a $12.8 million decrease in paper byproduct recoveries; and (3) a $10.8 million increase in production hourly wages in our most competitive labor markets.

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

A reconciliation of EBITDA to net loss attributable to Quad common shareholders for the nine months ended September 30, 2020 and 2019, was as follows:

	Nine Months Ended September 30,
	2020	2019
	(dollars in millions)
Net loss attributable to Quad common shareholders (1)	$(34.3)	$(163.8)
Interest expense	52.2	69.6
Income tax benefit	(17.5)	(28.0)
Depreciation and amortization	138.9	159.3
EBITDA (non-GAAP)	$139.3	$37.1
______________________________
(1)Net loss attributable to Quad common shareholders included the following:
a.Restructuring, impairment and transaction-related charges of $49.0 million and $73.7 million for the nine months ended September 30, 2020 and 2019, respectively;
b.Net pension income of $8.0 million and $4.5 million for the nine months ended September 30, 2020 and 2019, respectively;
c.Loss on debt extinguishment of $1.8 million and $30.5 million for the nine months ended September 30, 2020 and 2019, respectively;
d.Equity in loss of unconsolidated entity of $0.9 million for both the nine months ended September 30, 2020 and 2019;
e.Loss from discontinued operations, net of tax, of $13.6 million and $101.1 million for the nine months ended September 30, 2020 and 2019, respectively; and
f.Net loss attributable to noncontrolling interests of $0.2 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income from continuing operations, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Nine Months Ended September 30,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$1,382.2	$1,962.4	$(580.2)	(29.6)%
Services	488.1	593.6	(105.5)	(17.8)%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	44.6	89.8	(45.2)	(50.3)%
Operating margin	2.4%	3.5%	N/A	N/A
Restructuring, impairment and transaction-related charges	$38.0	$15.1	$22.9	151.7%

Net Sales

Product sales for the United States Print and Related Services segment decreased $580.2 million, or 29.6%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (1) a $277.8 million decrease in sales in the Company’s print product lines due to ongoing industry volume and pricing pressures, including the ongoing impacts from the COVID-19 pandemic; (2) a $251.8 million decrease from pass-through paper sales; and (3) a $50.6 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant.

Service sales for the United States Print and Related Services segment decreased $105.5 million, or 17.8%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (1) a $59.8 million decrease in logistics sales; (2) a $22.7 million decrease of sales of marketing services; (3) an $18.2 million decrease in print imaging services; and (4) a $4.8 million decrease in sales of QuadMed external medical services.

Operating Income from Continuing Operations

Operating income from continuing operations for the United States Print and Related Services segment decreased $45.2 million, or 50.3%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (1) lower print volume and pricing due to ongoing industry pressures, including the ongoing impacts from the COVID-19 pandemic; (2) a $22.9 million increase in restructuring, impairment and transaction-related charges; (3) a $12.8 million decrease in paper byproduct recoveries; (4) a $10.8 million increase in production hourly wages in our most competitive labor markets; and (5) lower print service sales. These decreases were partially offset by the following: (1) a $9.4 million net benefit from a change in the hourly production employee vacation policy; (2) a $6.0 million net reduction in the cost of worker’s compensation claims from improved production safety procedures; (3) a $3.4 million net benefit in 2020 in gains from property insurance claims; and (4) savings from other cost reduction initiatives.

Operating margin for the United States Print and Related Services segment decreased to 2.4% for the nine months ended September 30, 2020, compared to 3.5% for the nine months ended September 30, 2019, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment increased $22.9 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following:

	Nine Months Ended September 30,
	2020	2019	$ Change
Employee termination charges	$21.9	$18.8	$3.1
Impairment charges (a)	4.2	3.2	1.0
Transaction-related charges	0.2	—	0.2
Integration costs	1.3	2.1	(0.8)
Other restructuring charges (income) (b)	10.4	(9.0)	19.4
Total restructuring, impairment and transaction-related charges	$38.0	$15.1	$22.9
______________________________
(a)Includes $4.2 million and $3.2 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the nine months ended September 30, 2020 and 2019, respectively.
(b)Includes a $2.9 million loss on the sale of a business, net of a $0.8 million gain on the sale of the Shakopee, Minnesota facility and a $0.8 million gain on the sale of the Midland, Michigan facility during the nine months ended September 30, 2020; and includes an $8.6 million gain on the sale of a business, a $3.5 million gain on the sale of the Hazleton, Pennsylvania facility and a $2.5 million gain on the sale of the Franklin, Kentucky facility during the nine months ended September 30, 2019.

International

The following table summarizes net sales, operating income (loss) from continuing operations, operating margin, certain items impacting comparability and equity in loss of unconsolidated entity within the International segment:

	Nine Months Ended September 30,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$204.0	$285.0	$(81.0)	(28.4)%
Services	12.0	12.5	(0.5)	(4.0)%
Operating income (loss) from continuing operations (including restructuring, impairment and transaction-related charges)	(2.1)	4.9	(7.0)	nm
Operating margin	(1.0)%	1.6%	N/A	N/A
Restructuring, impairment and transaction-related charges	$9.3	$7.5	$1.8	24.0%
Equity in loss of unconsolidated entity	0.9	0.9	—	—%

Net Sales

Product sales for the International segment decreased $81.0 million, or 28.4%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (1) a $42.9 million decrease in pass-through paper sales; (2) a $28.9 million decrease in volume, primarily in Europe, Peru and Colombia, including the ongoing impacts from the COVID-19 pandemic; and (3) $9.2 million in unfavorable foreign exchange impacts, primarily in Argentina, Europe and Mexico.

Service sales for the International segment decreased $0.5 million, or 4.0%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a decrease in logistics and marketing services sales in Europe.

Operating Income (Loss) from Continuing Operations

Operating income from continuing operations for the International segment decreased $7.0 million, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a $7.4 million decrease in operating income, primarily in Europe, Peru and Argentina, and a $1.8 million increase in restructuring, impairment and transaction-related charges, partially offset by the receipt of a $2.2 million COVID-19 related government subsidy in Poland.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment increased $1.8 million, or 24.0%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following:

	Nine Months Ended September 30,
	2020	2019	$ Change
Employee termination charges	$3.3	$1.2	$2.1
Impairment charges (a)	—	0.4	(0.4)
Other restructuring charges (b)	6.0	5.9	0.1
Total restructuring, impairment and transaction-related charges	$9.3	$7.5	$1.8
______________________________
(a)Includes $0.3 million of land and building impairment charges and $0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations as well as other capacity reduction restructuring activities during the nine months ended September 30, 2019.
(b)Includes $3.0 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the three months ended September 30, 2020. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018. Includes $2.3 million in charges related to a value-added tax assessment for a closed facility during the nine months ended September 30, 2019.

Equity in Loss of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in loss of unconsolidated entity in the International segment remained consistent for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Unrestricted Subsidiaries

As of September 30, 2020, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$34.0	$89.0	$(55.0)	(61.8)%
Restructuring, impairment and transaction-related charges	1.7	51.1	(49.4)	(96.7)%

Operating Expenses

Corporate operating expenses decreased $55.0 million, or 61.8%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (1) a $49.4 million decrease in restructuring, impairment and transaction-related charges; (2) a $3.5 million decrease in employee-related costs; and (3) other cost reduction initiatives.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges decreased $49.4 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a $45.0 million reverse termination fee paid during the nine months ended September 30, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $557.4 million as of September 30, 2020, which consisted of up to $464.5 million of unused capacity under its revolving credit arrangement, net of $35.5 million of issued letters of credit, and cash and cash equivalents of $92.9 million. Total liquidity is reduced to $402.3 million under the Company’s most restrictive debt covenants, and consists of $92.9 million in cash and cash equivalents and $309.4 million available under its revolving credit arrangement. There were no borrowings under the $500.0 million revolving credit facility as of September 30, 2020, and peak borrowings were $12.5 million and $150.0 million during the three and nine months ended September 30, 2020, respectively.

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

Net Cash Provided by Operating Activities

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

Net cash provided by operating activities increased $103.3 million, from $4.1 million provided by operating activities for the nine months ended September 30, 2019, to $107.4 million provided by operating activities for the nine months ended September 30, 2020. This increase was due to a $68.5 million increase in cash from earnings and a $34.8 million increase in cash flows provided by changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

Net cash provided by investing activities increased $202.8 million, from $195.8 million used in investing activities for the nine months ended September 30, 2019, to $7.0 million provided by investing activities for the nine months ended September 30, 2020. The increase was primarily due to the following: (1) a $119.0 million decrease from cash used in the acquisition of businesses; (2) a $47.8 million decrease in purchases of property, plant and equipment; (3) a $36.0 million increase in proceeds from the sale of businesses; (4) a $5.0 million decrease in loan to an unconsolidated entity; (5) a $4.5 million increase in proceeds from property insurance claims; and (6) a $2.3 million increase in cash provided by other investing activities. These increases were partially offset by a $11.3 million decrease in proceeds from the sale of property, plant, and equipment and a $0.5 million increase in cash paid for cost investments in unconsolidated entities.

Net Cash (Used in) Provided by Financing Activities

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

Net cash used in financing activities increased $240.4 million, from $140.5 million provided by financing activities for the nine months ended September 30, 2019, to $99.9 million used in financing activities for the nine months ended September 30, 2020. The increase was primarily due to a $302.2 million decrease in net borrowings of debt and lease obligations in 2020 as compared to 2019, and a $6.4 million increase in cash used in changes in ownership of noncontrolling interests. These increases were partially offset by the following: (1) a $39.7 million decrease in payments of cash dividends; (2) a $17.5 million decrease in payments of debt issuance costs and financing fees; (3) a $5.6 million decrease in equity awards redeemed to pay employees’ tax obligations, and (4) a $5.4 million decrease in cash used in other financing activities.

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

Free Cash Flow for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was as follows:

	Nine Months Ended September 30,
	2020	2019
	(dollars in millions)
Net cash provided by operating activities	$107.4	$4.1

Less: purchases of property, plant and equipment	(50.7)	(98.5)
Plus: LSC-related payments (1)	—	59.8

Free Cash Flow (Non-GAAP)	$56.7	$(34.6)
______________________________
(1)LSC-related payments include transaction-related costs associated with the proposed, but now terminated, acquisition of LSC, including the $45 million reverse termination fee and incremental interest payments associated with the 2019 amended debt refinancing.

Free Cash Flow increased $91.3 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a $43.5 million increase in net cash provided by operating activities when excluding $59.8 million in LSC-related payments, and a $47.8 million decrease in capital expenditures. See the “Net Cash Provided by Operating Activities” section above for further explanations of the change in operating cash flows and the “Net Cash Provided by (Used in) Investing Activities” section above for further explanations of the changes in purchases of property, plant and equipment. The above calculation of Free Cash Flow includes the cash flows related to the Book business for all periods presented.

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

The Debt Leverage Ratio at September 30, 2020, and December 31, 2019, was as follows:

	September 30, 2020		December 31, 2019
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$1,031.2		$1,112.2

Divided by: trailing twelve months Adjusted EBITDA (Non-GAAP)	$291.8		$334.9

Debt Leverage Ratio (Non-GAAP)	3.53	x	3.32	x

Debt Leverage Ratio—Net Debt (Non-GAAP) (1)	3.22	x	3.09	x
______________________________
(1)The Company had $92.9 million and $78.7 million in cash and cash equivalents at September 30, 2020, and December 31, 2019, respectively. If all cash had been used to pay down debt, the Net Debt would have been $938.3 million and $1,033.5 million at September 30, 2020, and December 31, 2019, respectively, and the Debt Leverage Ratio would have been 3.22x and 3.09x at September 30, 2020, and December 31, 2019, respectively.

The calculation of Adjusted EBITDA for the trailing twelve months ended September 30, 2020, and December 31, 2019, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Nine Months Ended
	December 31, 2019 (1)	September 30, 2020	September 30, 2019	September 30, 2020
Net loss attributable to Quad common shareholders	$(156.3)	$(34.3)	$(163.8)	$(26.8)
Interest expense	90.0	52.2	69.6	72.6
Income tax benefit	(24.4)	(17.5)	(28.0)	(13.9)
Depreciation and amortization	209.5	138.9	159.3	189.1
EBITDA (Non-GAAP)	$118.8	$139.3	$37.1	$221.0
Restructuring, impairment and transaction-related charges	89.4	49.0	73.7	64.7
Loss from discontinued operations, net of tax	100.6	13.6	101.1	13.1
Net pension income	(6.0)	(8.0)	(4.5)	(9.5)
Loss on debt extinguishment	30.5	1.8	30.5	1.8
Other (2)	1.6	0.3	1.2	0.7
Adjusted EBITDA (Non-GAAP)	$334.9	$196.0	$239.1	$291.8
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

The Debt Leverage Ratio, net of cash, at September 30, 2020, increased 0.13x, compared to December 31, 2019, primarily due to a $43.1 million reduction in trailing twelve months Adjusted EBITDA, partially offset by a $95.2 million decrease in debt and finance lease obligations, net of cash. The Debt Leverage Ratio, net of cash, at September 30, 2020, is above management’s desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company expects to operate above the Debt Leverage Ratio target range due to the ongoing impacts from the COVID-19 pandemic. The Company will also operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

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

Master Note and Security Agreement Tender

The Company redeemed $37.6 million of its senior notes under its Master Note and Security Agreement, at par (the outstanding principal balance as of the date of payment), during the nine months ended September 30, 2020. There was no direct gain or loss recognized as a result of the tender as all notes were redeemed at par; however, $0.2 million of unamortized debt issuance costs related to the tendered notes were recognized as a loss on debt extinguishment during the nine months ended September 30, 2020. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

Senior Unsecured Notes Repurchases

The Company repurchased $4.7 million of its outstanding unsecured 7.0% senior notes due May 1, 2022 (the “Senior Unsecured Notes”) in the open market, resulting in a net gain on debt extinguishment of $0.8 million during the nine months ended September 30, 2020. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

As of September 30, 2020, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility (none outstanding as of September 30, 2020); and

◦Term Loan A ($761.5 million outstanding as of September 30, 2020);

•Senior Unsecured Notes ($238.7 million outstanding as of September 30, 2020); and

•Master Note and Security Agreement ($18.6 million outstanding as of September 30, 2020).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements, as amended to date). Among these covenants, the Company was required to maintain the following as of September 30, 2020:

•Maximum Total Net Leverage Ratio. On a rolling twelve-month basis, the Maximum Total Net Leverage Ratio, defined as consolidated total indebtedness, net of no more than $75.0 million of unrestricted cash, to consolidated EBITDA, shall not exceed (i) 4.25 to 1.00 for the quarters ending June 30, 2020 and September 30, 2020, (ii) 4.50 to 1.00 for the quarters ending December 31, 2020 and March 31, 2021, (iii) 4.25 to 1.00 for the quarter ending June 30, 2021, and (iv) 4.125 to 1.00 for the quarter ending September 30, 2021 (for the twelve months ended September 30, 2020, the Company’s Maximum Total Net Leverage Ratio was 3.23 to 1.00). After the Covenant Relief Period, the Company will be required to comply with the Total Leverage Ratio covenant, defined as consolidated total indebtedness to consolidated EBITDA which shall not exceed 3.75 to 1.00.

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling twelve-month basis, the Senior Secured Leverage Ratio, defined as consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2020, the Company’s Senior Secured Leverage Ratio was 2.39 to 1.00).

◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2020, the Company’s Interest Coverage Ratio was 4.88 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of September 30, 2020. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. The following limitations utilize a Total Net Leverage Ratio calculation, which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA (for the twelve months ended September 30, 2020, the Company’s Total Net Leverage Ratio was 3.18 to 1.00).

•If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions, provided, however, that no such restricted payments shall be made during the Covenant Relief Period. As the Company’s Total Net Leverage Ratio as of September 30, 2020, was 3.18 to 1.00, and we are in the Covenant Relief Period, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 2.39 to 1.00 and Total Net Leverage Ratio was 3.18 to 1.00, as of September 30, 2020.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2020, the Company’s contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the “Contractual Obligations and Other Commitments” table and related notes to the table listed in the Company’s Annual Report on Form 10-K filed on February 19, 2020.

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

The Company has identified the following updates to its critical accounting policies and estimates during the nine months ended September 30, 2020.

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

Within the United States Print and Related Services Segment, the Company has identified three reporting units: (1) Core Print and Related Services; (2) Specialty Print and Related Services; and (3) Other United States Products and Services. As of September 30, 2020, goodwill totaled $103.0 million and was allocated to the Core Print and Related Services. The Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit have no goodwill allocated to them. Additionally, there is no goodwill in the International segment on the consolidated balance sheets.

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

No indicators of impairment were identified in any of the Company’s reporting units during the three months ended September 30, 2020.

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

    The following tables present summarized financial information for Quad and the Guarantor Subsidiaries on a combined basis after intercompany transactions have been eliminated, including adjustments to remove the equity in earnings from the Non-Guarantor Subsidiaries. During the nine months ended September 30, 2020, six Non-Guarantor subsidiaries of the Company became Guarantor subsidiaries. Accordingly, the material supplemental financial information for all periods presented below has been recast to reflect subsidiaries per the Senior Unsecured Notes agreement that were Guarantor Subsidiaries as of September 30, 2020.

	Nine Months Ended	Year Ended
Statement of Operations Financial Information	September 30, 2020	December 31, 2019
Net sales	$1,897.2	$3,580.2
Cost of sales	1,496.9	2,906.8
Gross Profit	400.3	673.4

Net earnings (loss) from continuing operations	(19.0)	(62.0)
Loss from discontinued operations, net of tax	(13.6)	(100.6)
Net earnings (loss)	(32.6)	(162.6)
Less: net earnings (loss) attributable to noncontrolling interests	(0.2)	—
Net earnings (loss) attributable to Quad common shareholders	$(32.4)	$(162.6)

Balance Sheet Financial Information	September 30, 2020	December 31, 2019
Total current assets	$653.8	$794.9
Total long-term assets	1,659.7	1,911.2
Total current liabilities	629.9	729.8
Total long-term liabilities	1,221.6	1,335.7
Noncontrolling interests	0.7	17.7

Included in long-term assets in the table above are $12.8 million and $12.5 million of current intercompany loan receivables due to Quad from the Non-Guarantor Subsidiaries as of September 30, 2020, and December 31, 2019, respectively. Also included in long-term assets are $428.5 million and $427.9 million of intercompany investments by Quad and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries. Included in current liabilities are $13.7 million and $16.3 million of current intercompany payables due to the Non-Guarantor Subsidiaries from Quad and the Guarantor Subsidiaries as of September 30, 2020, and December 31, 2019, respectively.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at September 30, 2020, was primarily comprised of $761.5 million outstanding on the Term Loan A. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into a $250.0 million interest rate swap in February 2017 and a $130.0 million interest rate swap in March 2019, and has classified $380.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $380.0 million interest rate swap of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $377.0 million at a current weighted average interest rate of 3.5% and fixed rate debt and finance leases outstanding of $654.2 million at a current weighted average interest rate of 5.5% as of September 30, 2020. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2020, by approximately $4 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company’s condensed consolidated balance sheets. As of September 30, 2020, the Company’s foreign subsidiaries (excluding Argentina due to the economy’s status as highly inflationary) had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $35.1 million. The potential decrease in net current assets as of September 30, 2020, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $3.5 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

The Company has considered the economy in Argentina to be highly inflationary, effective June 30, 2018. In accordance with ASC 830 — Foreign Currency Matters, a highly inflationary economy is one that has experienced cumulative inflation of approximately 100 percent or more over a three-year period. An entity is required to apply the revised accounting guidance in the reporting period following when the economy was deemed to be highly inflationary. As a result of this classification, the functional currency of the Company’s Argentina Subsidiaries was changed from the local currency to the United States Dollar, beginning July 1, 2018, and impacts from the change in the value of the local currency for monetary assets and liabilities is now reflected in the condensed consolidated statements of operations. The total impact from foreign currency losses was $3.0 million and $4.3 million during the three and nine months ended September 30, 2020, respectively. The Company’s operations in Argentina represented less than 2.0% of total consolidated assets as of September 30, 2020, and less than 2.0% of total consolidated net sales for the three and nine months ended September 30, 2020.

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $33.8 million as of September 30, 2020, and $25.0 million as of December 31, 2019.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three and nine months ended September 30, 2020, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions, including the impacts from the COVID-19 pandemic, could result in significant future charges. The Company is continuing to actively monitor the situation and related risks around the COVID-19 pandemic.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended September 30, 2020, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2020 to July 31, 2020	—		—	—	$100,000,000
August 1, 2020 to August 31, 2020	—		—	—	100,000,000
September 1, 2020 to September 30, 2020	912	(3)	—	—	100,000,000
Total	912			—
______________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. The Company is currently prohibited from repurchasing capital stock through the Covenant Relief Period, in accordance with the fourth amendment to the April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020 (see Note 11. “Debt,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for more details on the amendment and timing of the Covenant Relief Period). There were no shares repurchased during the three months ended September 30, 2020. As of September 30, 2020, there were $100.0 million of authorized repurchases remaining under the program.
(3)Represents 912 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock under the Company’s Omnibus Incentive Plans during the month of September 2020.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(22)	Guarantor Subsidiaries of Quad/Graphics, Inc.’s Senior Unsecured Notes.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	November 4, 2020	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2020	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)