Form 10-K
period 2020-12-31
Quad/Graphics, Inc.
filed 2021-02-24
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the class A common stock (based on the closing price of $3.25 per share on the New York Stock Exchange) on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $114,477,050. The registrant’s class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of January 31, 2021
Class A Common Stock	41,663,026
Class B Common Stock	13,556,858
Class C Common Stock	—
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

QUAD/GRAPHICS, INC.
FORM 10-K INDEX
For the Year Ended December 31, 2020

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

•The fragility and decline in overall distribution channels;

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

•The impact of risks associated with the operations outside of the United States (“U.S.”), including costs incurred or reputational damage suffered due to improper conduct of its employees, contractors or agents;

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

PART I

Item 1.    Business

Overview

As a worldwide marketing solutions partner, Quad leverages its 50-year heritage of platform excellence, innovation, strong culture and social purpose to create a better way for its clients, employees and communities. The Company’s integrated marketing platform helps brands and marketers reduce complexity, increase efficiency and enhance marketing spend effectiveness. Quad provides its clients with unmatched scale for on-site services and expanded subject expertise in marketing strategy, creative solutions, media deployment and marketing management services. With a client-centric approach that drives the Company to continuously evolve its offering, combined with leading-edge technology and single-source simplicity, the Company has the resources and knowledge to help a wide variety of clients in multiple vertical industries, including retail, publishing, consumer technology, consumer packaged goods, financial services, insurance, healthcare and direct-to-consumer.

Quad was founded in Pewaukee, Wisconsin, as a Wisconsin corporation, in 1971 by the late Harry V. Quadracci. As of January 31, 2021, the Quadracci family, through the Quad/Graphics, Inc. Amended and Restated Voting Trust Agreement (“Quad Voting Trust”), has voting control of approximately 71%, which the Company believes provides it with continued stability and flexibility as Quad works to achieve its long-term strategic vision. As of December 31, 2020, the Company had approximately 15,800 full-time equivalent employees in North America (including Mexico and the Dominican Republic), South America, Europe and Asia, and served a diverse base of approximately 4,500 clients. Quad locations span 14 countries, including 49 manufacturing and distribution facilities and more than 80 client-based on-site locations, with additional investments in printing operations in Brazil and India.

During Quad’s first 40 years, the Company grew rapidly through greenfield growth, built a premier manufacturing and distribution platform equipped with the latest technology, established its reputation as one of the printing industry’s foremost innovators and created a strong Company culture based on enduring values and commitment to social purpose that remains in place today.

Beginning in 2010, Quad strategically expanded its offerings to create enhanced value for its clients. Quad saw an opportunity to participate in industry consolidation in response to economic and industry pressures following the great recession of 2008 and 2009 that severely impacted print volumes and accelerated the impact of media disruption. Through a series of disciplined consolidating acquisitions that included World Color Press, Inc., Vertis Holdings Inc. and Brown Printing Company, the Company added experienced talent and enhanced and expanded its print-based product and service offerings, while removing inefficient and underutilized capacity by transitioning work to more efficient facilities, and reducing costs. This period of consolidation created a disciplined cost reduction philosophy and advanced, highly automated and efficient manufacturing and distribution capabilities the Company operates today.

Beginning in 2014, Quad began focusing on strategic investments in marketing services, talent and technology to accelerate its transformation as a marketing solutions partner. During this transformation period, known as Quad 3.0, Quad made several growth acquisitions including Ivie & Associates, LLC (“Ivie”), a premier marketing services provider specializing in customized marketing and business process outsourcing with unmatched scale for on-site marketing services; Periscope, Inc. (“Periscope”), one of the nation’s top five independent creative agencies by annual revenue, offering world-class capabilities in strategy, including media buying and analytics, creative and account management, and packaging design and premedia services; and the acquisition of a controlling interest in Rise Interactive Media & Analytics, LLC (“Rise”), a leading digital marketing agency specializing in media, analytics and customer experience in digital channels. In addition, the Company hired business professionals with client-side marketing experience and consulting expertise to strategically expand its integrated marketing offering, enter new market verticals, and change product-centric conversations with clients to a solutions based approach centered on uncomplicating marketing for our clients. To reflect its transformation to a marketing solutions partner with a strong foundation in print, the Company evolved its brand from Quad/Graphics to Quad in 2019.

Today, Quad provides brands and marketers with a more efficient and effective way to go to market and reach consumers. Through its integrated marketing platform, the Company creates greater value for clients by helping them reduce the complexities of working with multiple agency partners and vendors; reduce process inefficiencies through workflow re-engineering, content production and process optimization; and improve marketing spend effectiveness through demand-driving ideas and integrated solutions that help clients target audiences, plan and measure marketing, strategize, create and activate big ideas, produce content at scale, and connect with consumers through multiple channels. Quad also creates societal value through a strong commitment to corporate social responsibility, prioritizing people and the planet along with profits (i.e., the triple bottom line). This dedication to operating with meaningful purpose aligns with Quad’s long-standing commitment to create a better way – a hallmark of the Company’s culture.

While the Company experienced a significant reduction in client demand in 2020 due to the COVID-19 pandemic, it took aggressive actions to realign its cost structure and continued to drive productivity improvements while maintaining the health and well-being of employees; providing high-quality, on-time delivery for clients; and ensuring the long-term financial health and stability of the Company. During the pandemic, Quad has been able to continue growing print segment share because of its dependable performance, operational and financial stability, and ongoing investment in its platform. It also has continued to expand its marketing solutions with new and existing accounts, providing clients with the simplicity, efficiency and effectiveness of one integrated approach for content creation, production and media placement. In addition, the Company provided essential pandemic-related communications support through its In-Store Marketing and Direct Mail groups, such as signage for social distancing and mask wearing at retail locations. Despite the challenges from the pandemic, and ongoing industry and economic disruption, Quad believes it will be able to maintain its leading competitive position through its consistent business strategy and integrated marketing platform, providing stability and innovative solutions for clients into the future.

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

Industry and Competition

According to a January 2021 Dun & Bradstreet First Research report, the U.S. advertising services industry is forecast to grow at an annual compounded rate of 6% between 2020 and 2024, as compared to the printing industry which is in secular decline. The secular decline of the printing industry has accelerated due to the COVID-19 pandemic and the further migration of advertising dollars from print to digital channels. These industry dynamics support Quad’s transformation as a marketing solutions partner.

The advertising and marketing services industry is highly fragmented. According to the January 2021 Dun & Bradstreet First Research report, the top 50 companies in the U.S. advertising and marketing services industry generate approximately 40% of industry revenue. Services in this industry include advertising for print, broadcast and online media (about 25% of industry sales); public relations (12%); and direct marketing (10%). Other services include display advertising, media buying (reselling advertising time or space), and media representation (selling advertising time or space on behalf of media outlet owners). The U.S. advertising and marketing services industry includes about 38,000 establishments (single-location companies and units of multi-location companies), with combined annual revenue of about $105 billion.

The commercial print industry is also highly fragmented. According to the October 2020 Printing in the U.S. IBISWorld industry report, the United States commercial printing industry, in the aggregate, generates an estimated $70 billion in annual revenue, employs over 370,000 people and is comprised of approximately 44,000 companies. The report also states that no printing company accounts for more than 5% of total commercial print industry annual revenue in the United States.

In addition to being highly fragmented, competition in the printing industry remains intense, and the Company believes that there are indicators of heightened competitive pressures. The industry has excess manufacturing capacity created by continued declines in industry volumes, compounded by the COVID-19 pandemic, which, in turn, have created accelerated downward pricing pressures. The Company faces competition due to the increased accessibility and quality of digital alternatives to traditional delivery of printed documents through the online distribution and hosting of media content, and the digital distribution of documents and data. The Company faces competition from print management and marketing consulting firms that look to streamline processes and reduce the overall print spend of the Company’s clients.

The commercial print industry has moved toward a demand for shorter print runs, faster product turnaround and increased production efficiency of products with lower page counts and increased complexity. This, combined with increases in postage expenses and the increased use of digital marketing and communication channels, has led to excess manufacturing capacity in the print industry. This excess capacity has allowed certain larger competitors, like Quad, with economies of scale, strong balance sheets and access to capital markets, the ability to invest in automation and more efficient equipment, take advantage of consolidating acquisition opportunities to remove excess, inefficient and/or underutilized capacity, and reduce overall costs.

Competition in both the advertising and marketing services and print industries is affected by real gross domestic product growth, as economic activity and advertising spending are key drivers of consumer demand. In times of economic prosperity, advertisers may increase spending to build brand awareness and to drive sales. Conversely, in times of global economic uncertainty and budget pressures, advertisers may reduce spending or shift their spending to other forms of media, as demonstrated during the COVID-19 pandemic. For print specifically, magazine publishers that face diminished advertising pages reduce total page counts and frequency; catalog marketers reduce page counts, circulation and frequency of print campaigns; retailers curb investments in store inventory and cut back on retail insert newspaper circulation and advertising; and other advertisers reduce their direct mail volume, particularly in the banking, insurance, credit card, real estate and nonprofit industries. It is possible that these customers instead decide to move advertising spend to digital alternatives.

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

The Company faces competition in the advertising and marketing services industry based on access to a skilled workforce, pricing, adapting quickly to new technology, creating unique and effective campaigns and offering superior customer service. Across Quad’s range of printed products, competition is based on total price of printing, materials and distribution; quality; distribution capabilities; customer service; access to a highly skilled workforce; availability of labor due to the COVID-19 pandemic; availability to schedule work on appropriate equipment; on-time production and delivery; and state-of-the-art technology to meet a client’s business objectives, including the ability to adopt new technology quickly.

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

Seasonality

Quad is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts and catalogs primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years. Due to the continued uncertainty surrounding the COVID-19 pandemic, the Company anticipates this seasonality may be further impacted in future periods, as the Company is heavily dependent on consumer demand.

Strategic Priorities

Quad’s overarching business strategy and singular vision as a marketing solutions partner is achieved through the execution of the following five consistent strategic priorities:

Walk in the Shoes of Clients

The Company encourages all employees, regardless of job title, to walk in the shoes of clients by putting a priority on listening to clients’ needs and challenges, doing what they can to make it easy to work with Quad, and making the client experience enjoyable and inclusive at every touchpoint. With a focus on solving problems and uncomplicating the marketing process, Quad seeks to become an invaluable strategic marketing partner for its clients, helping them successfully navigate today’s constantly evolving media landscape through innovative data-driven solutions, produced and deployed efficiently across multiple media channels. A key component of Quad’s client-facing strategy is to strengthen relationships at higher levels within a client’s organization so the Company can better understand, anticipate and satisfy the organization’s requirements, including their diversity, equity and inclusion goals, and broader corporate social responsibility goals. The Company also believes its proactive thought leadership in the key issues facing its clients, including data-driven marketing, sustainability and postal reform, will foster loyalty to the Quad brand.

Grow the Business Profitably

This strategic priority centers on Quad’s ability to defend against significant media disruption and ongoing print industry headwinds and grow the business as a marketing solutions partner. Key components of this priority are:

•Expand existing account relationships by introducing clients to the Company’s ever-expanding offering that helps them market more efficiently and effectively across media channels. To this end, Quad is focused on ensuring it has the right talent in the right positions to facilitate strategic marketing conversations with its clients that lead to a better understanding of their needs, developing tailored solutions and growing market share.

•Expand in key vertical industries with growth opportunities, such as consumer technology, consumer-packaged goods, financial services, insurance, healthcare and direct-to-consumer, while continuing to capitalize on the Company’s established expertise in retail and publishing. Through existing and new offerings, Quad delivers solutions dedicated to solving client marketing and process challenges.

•Grow print segment share by providing dependable, on-time performance and ongoing investments in its platform that improve manufacturing and distribution cost efficiencies, product features and effectiveness. At a time of significant industry and economic disruption, Quad is a stable and reliable partner to its clients.

•Make disciplined investments that take many different forms. The Company intends to continue to pursue acquisitions that help expand and strengthen its integrated marketing platform as well as value-driven industry consolidating acquisitions that meet its disciplined acquisition criteria. In addition, the Company intends to continue making long-term investments in its talent, such as hiring business professionals with client-side marketing experience and consulting expertise who will bolster its position as a marketing solutions partner, as well as investments to increase employee engagement, retention and productivity.

Strengthen the Core

The Company operates what it believes to be a superior and unparalleled integrated marketing platform, which it has consciously built to reduce complexity, enhance efficiencies and improve marketing spend effectiveness across channels. Through this unique platform, the Company offers marketing strategy, including consumer insights and data analytics; creative solutions for producing quality content at scale; media optimization for all channels, including print, broadcast and digital; and 24/7 global production, supported by industry-leading print manufacturing capabilities. Quad uses a disciplined return on capital framework to make regular, strategic investments in this platform, resulting in what it believes is the most integrated, automated, efficient, innovative and modern marketing platform of its kind. The Company’s long-standing, disciplined culture of holistic Continuous Improvement and commitment to Lean Enterprise methodologies, along with ongoing investments in employee development and retention, further supports its goal of strengthening its platform so that Quad can remain a high-quality, low-cost producer.

To strengthen its core offering, the Company continually seeks to enhance its product portfolio, especially in the direct marketing and packaging space, with innovations that support clients’ ability to stand out in the mailbox or on the store shelf. These innovations include proprietary solutions unavailable anywhere else in the marketing, communications or printing industries.

Additionally, Quad has chosen to strategically divest of those businesses that cannot be easily leveraged as part of its greater integrated marketing platform, such as books. Through these types of optimization efforts, Quad strengthens its core by remaining focused on where it can provide the most value to clients by uncomplicating marketing to deliver more.

Empower Employees

Quad’s strategic priority to empower employees throughout their career journey builds on the key aspects of the Company’s distinct corporate culture, which the Company views as a competitive advantage. These aspects include the Company’s enduring values, which are centered on trust, innovation, growth and believing in people. The Company understands that its employees perform better at work when they can simply be themselves – confident in their abilities and comfortable sharing their ideas, opinions and beliefs – all of which leads to a more inclusive environment and better engagement, decision-making and business outcomes. The Company implements talent strategies to meet its labor and business transformation needs, and training and reward programs to engage, develop and retain its employees. Employees are encouraged to take advantage of the Company’s continuous growth environment, which not only teaches critical on-the-job and leadership skills, but also helps them respond to rapid change, cultivate effective networks, and create high-quality relationships necessary for personal, professional and company growth. The Company believes its approach to continuous growth for each employee is advantageously distinct from other employers. With the Company’s encouragement to do things differently, to be something greater and to create a better way, employees are more fully engaged in their day-to-day activities, producing better results for clients and advancing the Company’s strategic priorities. Additionally, the Company engages employees and fosters corporate pride by supporting community activities, initiatives and organizations that impact the quality of life near Quad’s operations.

Enhance Financial Strength and Create Shareholder Value

Quad follows a disciplined approach to maintaining and enhancing financial strength to create shareholder value, which is essential given ongoing media disruption and printing industry challenges. This strategy is centered on the Company’s ability to maximize net earnings, Free Cash Flow and operating margins; maintain consistent financial policies to ensure a strong balance sheet, liquidity level and access to capital; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. The priorities for capital allocation and deployment are adjusted based on prevailing circumstances and what the Company thinks is best for shareholder value creation at any particular point in time. Those priorities currently include deleveraging the Company’s balance sheet through debt and pension liability reductions, and making compelling investments that drive profitable organic growth and productivity in the Company’s print manufacturing and distribution operations, as well as expansion into higher-growth marketing services, and pursuing value-driven industry consolidation. The Company’s Board of Directors proactively suspended the Company’s quarterly dividends beginning in the second quarter of 2020, and the Company is currently prohibited from making dividend payments through September 30, 2021. However, the Company remains committed to paying a dividend over the long term and will seek to resume a dividend following the stabilization of its operating environment.

To provide ongoing improvement in manufacturing productivity, the Company applies holistic Continuous Improvement and Lean Enterprise methodologies to simplify and streamline processes and to ultimately maximize operating margins. These same methodologies are applied to its selling, general and administrative functions to create a truly lean enterprise. The Company has been working diligently to lower its cost structure by consolidating its manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be the high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt and pension liability reduction. The Company’s disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk, with the nearest significant debt maturity not occurring until May 2022.

Competitive Advantages

Quad’s strategic priorities are powered by three key competitive advantages that the Company believes distinguish it from its competitors: a commitment to platform excellence, a commitment to ongoing innovation, and a commitment to its culture and social purpose.

Commitment to Platform Excellence

Quad provides a better way to solve clients’ marketing and process challenges through a data-driven integrated marketing platform that enables clients to strategically plan, produce, deploy, manage and measure their content across multiple media channels – rapidly, at scale and without handoffs that comprise quality, consistency and timeliness. Through this platform, Quad gives brands and marketers a more efficient and effective way to go to market and reach consumers using its unmatched scale in client on-site services and expanded subject matter expertise in:

•Marketing Strategy, including customer insights and analytics, campaign planning and media services, to understand and connect with a target audience;

•Creative Solutions, including campaign development, photo and video production, adaptive design and cross-media production to produce quality content quickly and at scale;

•Media Deployment, including print, broadcast, all forms of digital, in-store and packaging, to reach multi-channel consumers while maximizing budgets; and

•Marketing Management Services, including dedicated marketing services teams, sourcing and procurement, and print and paper management, to alleviate operational complexities to focus on other critical aspects of business.

Quad’s 24/7, “always-on” global platform capitalizes on creative talent and production resources in North America, South America, Europe and Asia to provide clients with around-the-clock service and/or service in a desired geography.

Quad’s dedicated on-site and near-site teams, including a network of photo studios, serve as the gateway to its integrated marketing platform. Quad employees serve as a natural extension of a client’s internal marketing department, fulfilling traditional agency executional roles while also providing production efficiencies at scale for content creation, creative production and marketing execution. The Company believes this model increases process efficiencies and enables clients to focus on what they do best: sell more products, services and content. Quad now has more than 450 professionals embedded at more than 80 on-site locations covering grocery, sporting goods, mass merchandisers and publishers.

Over its 50-year heritage, the Company has led the industry in its printing and distribution capabilities – the most capital intensive part of Quad’s integrated marketing platform, but also a key point of differentiation with traditional creative agencies and agency holding companies. These investments in equipment, automation and leading-edge technology have been key to enhancing print product features, including personalization, while maximizing labor productivity, increasing throughput and reducing labor costs. For example, through ongoing investments in digital press technology, the Company provides marketers and publishers a full range of options to produce and deliver more relevant content faster, in smaller print-run quantities, and more cost-effectively versus conventional web offset press technology. Recent investments in digital press technology also have enabled Quad to enter markets in which it previously was not as competitive. These ongoing investments, along with innovative front-end toolsets and data workflows, and industry-best, back-end logistics and postal optimization, have enabled Quad to better serve the needs of today’s leading marketers. Quad carries over this commitment to print media to other forms of media, including all forms of digital, broadcast, in-store and out-of-home.

Another key aspect of the Company’s manufacturing capabilities is the operation of very large facilities (greater than one million square feet) that produce multiple different product lines under one roof to maximize utilization of equipment and labor resources, while also driving savings in certain product lines (such as publications and catalogs) due to economies of scale. The Company has continued to strengthen its manufacturing operations by:

•Removing excess and/or under-utilized capacity, and by consolidating work into facilities where it can achieve the greatest manufacturing and distribution efficiencies. Over the past 10 years, the Company has closed 50 manufacturing plants to reduce under-utilized production capacity.

•Reconfiguring and re-equipping manufacturing facilities for growth segments, such as packaging and in-store marketing. For example, in 2019, Quad transformed its Leominster, Massachusetts book plant into a packaging facility to take advantage of key vertical industries in the region in which packaging plays a key role in establishing a product’s visual brand and influencing point of purchase decisions.

Postal rates are a significant component of many clients’ cost structures, and Quad believes that postal costs influence the number of pieces that its clients print and mail. Therefore, the Company has invested significantly in its mailing and distribution platform to mitigate increasing postage costs, and to help clients successfully navigate the ever-changing postal environment. One of Quad’s postal optimization programs is co-mailing, which involves the sorting and bundling of multiple printed products to be mailed to consumers, in order to facilitate better integration with the United States Postal Service (“USPS”). In return, the USPS offers significant work-sharing discounts for this sorting, bundling and drop-shipping. Quad’s co-mail program is the largest in the print industry (based on information published or otherwise made available from competitors). Due to the continuously increasing costs of utilizing the USPS and to help control costs for its clients, Quad continues to expand its alternate delivery service for clients that altogether bypasses the USPS to deliver products to consumers’ doorsteps.

Commitment to Ongoing Innovation

At the forefront of innovation for 50 years, Quad believes its commitment to ongoing innovation drives its purpose to create a better way, which benefits all stakeholders. Quad innovates in marketing solutions and other vertically integrated capabilities as follows:

Marketing Solutions

When it comes to marketing solutions, Quad takes a disciplined approach to (1) expand its existing offerings; (2) develop new offerings; and (3) deliver solutions that solve clients’ marketing and process challenges in the areas of Marketing Strategy, Creative Solutions, Media Deployment and Marketing Management.

The Company has hired talent with client-side marketing experience and consulting expertise to help advance conversations with clients to be more solutions-based versus product-focused. Quad’s Enterprise Sales team is focused on understanding client pain points, and aims to expand relationships with higher-level executives responsible for corporate strategy, including Chief Executive Officers and Chief Marketing Officers, to create and implement solutions that incorporate a broad range of Quad’s products and services. Through these relationships, the Company is able to gain insights into additional client marketing needs, and then uses a disciplined process to develop and commercialize those solutions to expand and deepen Quad’s relationships. These solutions include media products, and innovative solutions for cost-effective mailing and distribution, as well as online and cloud-based solutions for effectively integrating multichannel campaigns.

Marketing Strategy: The Company has made recent investments in its data and analytics, campaign planning and media services for improved marketing execution to increase response rates and improve return on investment. The Company’s data-driven customer insights and analytics services not only help clients determine their target audience based on behavior and demographics, but also the best content to serve up to that audience. Customer insights and analytics services include market segmentation and list optimization as well as advanced testing capabilities, including a proprietary online testing platform that allows clients to rapidly test print creative and formats, and identify precisely what combination of format, offer, messaging and imagery will be most successful. The Company also conducts annual quantitative research that reveals the unique characteristics of special demographic, generational, gender and socio-economic groups and how they consume advertising and marketing messaging, as well as their attitudes and engagement preferences in several industry segments. The Company has innovated media buying by providing media services for all channels in-house, creating a single point of accountability for streamlined execution and helping clients speed up the media cycle with more opportunities to iterate, adjust and optimize spend across channels.

Creative Solutions: Quad creates world-class campaigns that attract attention and activate audiences, and then implement those campaigns using processes that save money and time to get in market faster. Technology plays a key role in Quad’s Creative Solutions which include content workflow solutions that simplify and optimize the creative process, from concept through production; content production services that enable clients to generate high-volume, high-quality content with a noncompetitive, complementary partner; creative services that seamlessly connect strategy, concept and design; and mar-tech solutions centered on solving client challenges in the areas of marketing operations, content accessibility, content production (including but not limited to copywriting, videography and photography), content workflows, asset management, content deployment and data optimization. Clients credit the Company’s creative solutions for providing a more integrated, channel agnostic, content-first approach.

Media Deployment: Unlike traditional creative agencies and agency holding companies, Quad has the ability to deploy content across all channels using its own in-house print, broadcast, digital, in-home and packaging capabilities.

To improve internal processes, enhance client service levels and drive efficiencies in media deployment, the Company has consistently focused on the rapid adoption of technological innovations, complemented by a long-standing commitment to Continuous Improvement and Lean Enterprise methodologies, and business process management tools that further simplify and improve existing internal workflows, and reduce costs. For example, Quad’s own Smartools® proprietary enterprise resource planning system provides seamless, real-time information flow across print sales and estimating, production planning, scheduling, manufacturing, warehousing, logistics, invoicing, reporting and customer service. Quad also has applied robotic process automation to streamline data processing and report generation. This allows employees to focus on value-adding tasks, while the robotic process completes the transactional, repetitive functions. Where appropriate, Quad also leverages artificial intelligence in areas such as labor management, scheduling and predictive machine maintenance.

While print’s traditional role in media engagement is changing, Quad continues to believe it is an important and strategic channel for brand owners and marketers and, therefore, continues to make investments in its print manufacturing and distribution capabilities averaging 2% of its annual net sales for capital expenditures over the past five years. These investments, which include automated guided vehicles, robotic palletizers and efficient digital and wide-web offset presses, have resulted in what the Company believes is the most advanced and efficient print manufacturing and distribution capabilities in the industry and have allowed the Company to reduce the amount invested in recent years without impacting its leading technological excellence. These investments also have enabled it to remain the print industry’s high-quality, low-cost producer.

Marketing Management: Quad leverages its deep expertise and expansive network to help clients manage their operations the way it runs its own – with diligence toward efficiency and cost-savings. Through this innovative approach, Quad alleviates operational complexities for clients by offering its network of in-house experts and capabilities for marketing and production outsourcing; sourcing and procurement of goods and services; and print and paper management. As a result, clients can focus on other critical aspects of business while leveraging Quad’s expertise and purchasing power.

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

The Company created a health and wellness subsidiary, QuadMed, LLC (“QuadMed”) in 1990 to address its own employees’ needs for quality, cost-effective health care. Today, QuadMed provides worksite health care solutions nationally for approximately 60 employers of all sizes and across all industries, including private and public sector employers. These solutions include onsite, near-site and virtual health delivery of comprehensive primary and preventive care, condition management, wellness programs and coaching, physical therapy, behavioral health, pharmacy services, occupational health and more.

Commitment to Culture and Social Purpose

Quad believes its ability to create value is not limited to generating economic value, but also social and environmental value, and that corporate social responsibility is good business. This dedication to operating with meaningful purpose aligns with its commitment to creating a better way – a hallmark of the Company’s culture. In fact, Quad believes that its distinct corporate culture, which evolved from a core set of values conceived by the Company’s late founder Harry V. Quadracci, drives thoughtful decision-making, especially with regard to its disciplined approach to managing operations, innovating solutions for clients, and better positioning the Company to prevail in a dynamic marketplace.

Quad uses the triple bottom line – people, planet, profit – as the measure for social well-being, environmental impact, and economic value. In this Annual Report on Form 10-K, the Company discusses People under “Human Capital Management” below; Planet under “Environmental Stewardship” below; and Profit under “Corporate Governance” below.

Human Capital Management

The Company continually invests in and supports its employees. Its people-focused, values-driven culture is a key competitive advantage that the Company believes distinguishes itself from its competitors.

Attracting, Developing and Retaining Highly Qualified Talent

Quad relies on highly qualified, skilled and knowledgeable talent to advance its strategic priorities and maintain its competitive advantage. Accordingly, the Company heavily invests in efforts to attract, develop and retain employees, and in tools, technologies, processes and education to increase engagement, productivity and efficiency.

As of December 31, 2020, the Company had approximately 15,800 full-time equivalent (“FTE”) employees in the following geographies:

Geographic Region	Number of FTE Employees
North America (Includes Mexico, Central America and the Caribbean)	13,400
Europe, Middle East and Africa	1,600
South America	700
Asia	100

The ways in which Quad attracts, develops and retains highly qualified talent include, among others, the following:

•Providing and maintaining a world-class culture and environment for health and safety. The Company strives for zero workplace injuries and illnesses through its Safety Accountability for All Employees (SAFE) policy which states that no department is considered properly managed – regardless of proficiency in other managerial areas – unless it maintains an acceptable level of safety performance. All employees, from entry-level through senior management, are held accountable for adhering to the Company’s safety policies. In 2020, the Company also implemented a Safe at Work program in response to the COVID-19 pandemic, which prioritizes the health and safety of employees through a variety of initiatives (for additional information on this program, see “COVID-19” below).
•Implementing a new wage structure over the past few years for hourly manufacturing employees in its most competitive labor markets.
•Offering career development through a variety of programs, including:
◦Accelerated Career Training, which provides a fast-track for career advancement in manufacturing positions.
◦People Leading People, a leadership development program focused on best-in-class manager behaviors that drive employee development and retention.
◦Corporate Training Program, an 18-month to 36-month on-the-job training and leadership development program in which employees learn Quad’s business from the ground up.
◦Ongoing skills training, including industrial, mechanical and youth apprenticeship programs.
•Acting on employee feedback garnered through regular surveys and open forums at department and company-wide meetings. This includes engagement surveys – both large-scale and targeted by location or department.
•Fostering pride through employee recognition programs; employee and family events; long-standing focus on corporate social responsibility, including community outreach activities and environmental sustainability efforts; and adhering to a published code of conduct.

Compensation and Benefits

The Company invests in its workforce by offering market competitive compensation, regularly conducting total compensation benchmarking as part of its basic operations, as well as offering a comprehensive benefits package as part of its Total Rewards program. Features of this program include:

•Comprehensive medical, dental and vision coverage to employees, including access to 24/7 telemedicine.
•On-site or near-site primary and specialty healthcare care, pharmacy, dental and vision clinics, physical therapy services, and fitness centers at several large-scale employee locations, owned and operated by the Company’s health and wellness subsidiary, QuadMed.
•401(k) retirement savings program with annual discretionary Company match as well as retirement planning and financial wellness resources and webinars.
•Paid vacation time and holidays.
•Short and long-term disability insurance.
•On-site daycare and summer camps for some of the Company’s largest employee locations.
•Promoting the importance of total employee well-being through the Company’s new wellness platform, QLife, that provides extensive information and resources for addressing employees’ total health, including physical, emotional, financial and social well-being.

Diversity, Equity and Inclusion

At a time of heightened awareness about social justice issues, Quad has enhanced its diversity, equity and inclusion (“DEI”) strategy and program to: (1) ensure it achieves a workforce that reflects the communities where employees live and work, as well as the clients who trust Quad with their business; (2) ensure that procedures, processes and distribution of resources create equal opportunities and fair and just outcomes; and (3) create a safe and open environment where all Quad employees can bring their truest and best selves to work every day, consistent with the Company’s long-standing values.

The Company demonstrates its commitment to diversity, equity and inclusion in a variety of ways, including the following:

•Supporting employee-led Business Resource Groups (BRGs), which are formed and managed by employees who share common interests and concerns, to encourage, support and help each other, and provide the Company with feedback on ways to enhance the employee experience. The Company’s BRGs currently include: The Circle for women launched in 2016; the Frontline for military veterans launched in 2019; PRIDE for the LGBTQIA+ community and allies launched in 2020; and U.N.I.T.E. for black employees and allies launched in 2020.
•Expanding partnerships with community organizations that support underserved communities, such as Running Rebels in Milwaukee where Quad provides career-oriented manufacturing jobs, training and transportation to individuals seeking to better their employment situation.
•Partnering with diversity, equity and inclusion experts to advance a more comprehensive and sustainable strategy that includes tailored learning and development programs for employees. In 2020, the Company:
◦Fielded a company-wide survey to better understand employee attitudes and perceptions toward diversity, equity and inclusion.
◦Held educational town halls covering DEI topics.

◦Conducted extensive discovery with employees to surface the areas of greatest need for DEI programmatic and education efforts, including an assessment of culture competencies, stakeholder interviews and focus groups.
•Creating I am. We Are., an internal platform to celebrate diverse voices while also affirming that employee voices are stronger when they come together. Here, employees can listen to employees from across the company as well as external thought leaders as they discuss DEI-related topics.
•Supporting the education and advancement of diverse talent in the creative industry through talent development programs, such as paid agency internships, and scholarships at institutions committed to diversifying the talent pipeline.
•Advancing supplier diversity by developing mutually beneficial relationships with diverse suppliers. Quad’s goal is to achieve a supplier base that reflects the diversity of the communities in which it does business.

Community Relations

The Company continuously seeks to build relationships and involvement with its communities through volunteerism, outreach, philanthropy and charitable giving. Through its efforts, the Company has made a meaningful difference through support of food pantries, emergency relief, literacy programs, technical schools and more. The Company’s annual Quad Charity Golf Outing for employees and vendors raises money for organizations that improve education or access to resources, including Homes for our Troops, Children’s Hospital of Wisconsin Burn Center and Herma Heart Institute, and Stars and Stripes Honor Flight.

Communication

The Company believes that timely, transparent communication with all employees is an important engagement tool, and uses a variety of channels to inform and educate employees about business operations and matters of personal importance (e.g., benefits). These channels include InsideQuad, the employee intranet; executive blogs and vlogs; executive town halls; department meetings; email; opt-in text messaging; in-plant electronic and print signage; and in-home mailings. Quad’s CEO hosts quarterly town halls for all employees, accessible online and also posts video and written messages.

COVID-19

Throughout the COVID-19 pandemic, Quad has prioritized protecting employees’ health and well-being while also protecting the financial health and long-term viability of the Company. Beginning with the earliest stages of the pandemic, Quad:

•Activated a cross-disciplinary Crisis Management Team to address business continuity, including maintaining employee health and wellness, while continuing to serve clients.
•Followed guidance from the Centers for Disease Control and Prevention, local health authorities, and federal and state governments, along with best practices and recommendations from its health and wellness subsidiary, QuadMed.
•Developed a Safe at Work program providing for the health and safety of employees while we continue to meet the needs of clients. This program includes processes and procedures for good hygiene, social distancing, mask wearing and daily disinfecting to prevent the spread of COVID-19. Also, as part of this program, any employee who is able to perform their duties remotely has been equipped to work from home to promote social distancing.
•Created a Rapid Response Team to assess each potential COVID-19 case, perform contact tracing, determine the need for self-quarantining, and support and track employees through their return to work at the appropriate time. In 2020, Quad has assessed, responded and tracked situations involving more than 4,300 employees.

•Implemented a communication strategy that includes frequent communications and ongoing education – including in-home mailings and opt-in text messaging – around how to stay healthy both inside and outside of work.

Environmental Stewardship

Quad believes that doing what is good for the environment is good for business, and seeks to operate in an environmentally responsible manner by challenging itself to find new and better ways to conduct business that better serves the environment and reflect the values of its clients and their customers. This approach, which the Company calls enlightened environmentalism, focuses on conserving resources, minimizing waste, and recycling and reusing materials and equipment. Examples of Quad’s enlightened environmentalism include a blend of programs, processes and technologies, including:

•Partnering with federal, state and local regulatory agencies; educational institutions; industry trade groups; and nonprofit organizations to share information, best-management practices, development of new tools and metrics, and innovative technology that lead to reduction or elimination of environmental impacts.
•Benchmarking environmental performance to evaluate the effectiveness of current environmental management programs and to identify program areas that need improvement or need to be developed.
•Maintaining three responsible forestry certifications: Forest Stewardship Council® (FSC®), Sustainable Forest Initiative (SFI®), and Program for the Endorsement of Forest Certification (PEFC).
•Becoming a founding member of Forests in Focus, a sustainability verification tool that identifies family-owned forests as a source for sustainable wood fiber, the raw material used to make paper and packaging.
•Being a member of the Green Master’s Program, a recognition and assessment program for Wisconsin businesses interested in improving and being recognized for their sustainability initiatives.
•Formulating its own brand of Envirotech™ inks that contain a high percentage of renewable resource (i.e., vegetable) content.
•Developing a co-mailing program that helps consolidate loads of mail and, thereby, reduce greenhouse gas emissions impact by putting fewer trucks on the road.
•Equipping the Company’s web offset presses with dryers that can collect volatile organic compounds and use them as a supplementary fuel source to natural gas.
•Being active participants in the State of Wisconsin’s Focus on Energy program, an energy-savings program promoted by local utilities to encourage energy efficiencies and renewable use.
•Becoming ISO 50001 Certified Ready through the U.S. Department of Energy in our West Allis facility, a recognition that the Company would be considered “Ready” to achieve full ISO 500001 recognition if they opted to do so in the future.
•Helping clients meet their sustainability goals through sourcing sustainable materials.
•Putting the Company’s 375-acre “Camp Quad” recreational center into conservancy through non-profit Tall Pines, ensuring the land will be preserved for future generations.
•Continually educating clients, employees and communities on environmental sustainability matters. These include, providing access to internal experts for consultations, hosting symposiums and other educational events at which the clients, suppliers and employees learn about the latest challenges and trends in sustainability; and community education initiatives with non-profits dedicated to preserving our forests and ecosystems. In the last six years, Quad has educated 75 client companies on sustainability issues at its annual Sustainability Symposium featuring internal and external subject matter experts.

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

Corporate Governance

Thoughtful corporate governance has been a part of Quad since its founding and is informed by the Company’s values of Grow, Believe in People, Have Fun, Make Money, Trust in Trust, Do the Right Thing, Do Things for the Rose (i.e., excellence) and Urgently Innovate. Key aspects of Quad’s approach to managing the Company include:

•Maintaining consistent, stable leadership that is focused on making decisions in the best long-term interest of the Company. It is able to do this because of the Quadracci family voting control, which enables the Company to manage its strategy and disciplined financial policy by being able to avoid the pitfalls of short-term decision making that could potentially jeopardize the stability and longevity of the Company.
•Retaining an experienced management team with a proven track record that is committed to preserving the Company’s values-based culture. The senior management team includes entrepreneurially minded leaders with a long tenure at Quad mixed with strategic new hires or leaders from recent acquisitions, further supplemented by managers and employees committed to advancing the Company as a marketing solutions partner. The Company believes the experience and stability of senior management, paired with next-generation talent, will contribute to its long-term success.
•Sustaining a disciplined approach to managing operations and commitment to innovating solutions to drive growth for clients and the Company.
•Maintaining a high standard for corporate compliance and ethical business practices to keep the business healthy and protect the Company and its stakeholders from risk. The Company’s values, especially Do the Right Thing, serve as the foundation for Quad’s ethical approach to decision-making and business practices. The Company’s Employee Code of Conduct appears on the employee intranet and corporate website, and explicitly states that Quad is committed to a workplace where every employee, regardless of job title or position, is responsible for doing the right thing. Employees are required to complete annual compliance training on acceptable use policy, anti-harassment, code of conduct, C-TPAT, HIPAA, information security and physical security.
•Creating a Supplier Code of Conduct that ensures the Company sources materials from responsible suppliers that have business integrity, ethical labor practices and environmental management policies. This Code also includes anti-corruption and anti-bribery policies.

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

In 2020, Quad served approximately 4,500 clients, and its ten largest clients accounted for approximately 15% of consolidated sales, with none representing more than 5% individually. The Company believes that its large and diverse client base, broad geographic coverage and extensive range of printing and print-related capabilities are competitive strengths.

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

Business Acquisitions and Strategic Investments

On June 15, 2020, the Company purchased units of equity in Rise from a previous holder in the form of a $16 million note payable paid in full on October 1, 2020, and $1 million cash paid on June 15, 2020. In addition, on June 15, 2020, Rise purchased and retired units of equity from previous holders of Rise for $5 million in cash. These transactions increased the Company’s ownership interest from 57% to 99%. The Company began consolidating the results of Rise in the Company’s consolidated financial statements when its equity ownership increased to 57% on March 14, 2018. Rise is a leading digital marketing agency specializing in media, analytics and customer experience in digital channels.

The Company completed the acquisition of Periscope on January 3, 2019, for a net purchase price of $121 million, excluding acquired cash. Periscope is a creative agency headquartered in Minneapolis, Minnesota and provides a comprehensive offering, including media buying and analytics, creative and account management. Periscope also has packaging design and premedia services that complement Quad’s print-production capabilities.

For additional information related to the Company’s acquisition activity, see Note 3, “Acquisitions and Strategic Investments,” to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Information About Our Executive Officers

The following table sets forth the names, ages (as of January 31, 2021) and positions of Quad’s executive officers.

Name	Age	Position
J. Joel Quadracci	52	Chairman, President and Chief Executive Officer
Eric N. Ashworth	55	Executive Vice President of Product and Market Strategy, and President of Quad Agency Solutions
Julie A. Currie	58	Executive Vice President and Chief Revenue Officer
Thomas J. Frankowski	60	Executive Vice President and Chief Operating Officer
David J. Honan	52	Executive Vice President and Chief Financial Officer
Jennifer J. Kent	49	Executive Vice President of Administration and General Counsel
Kelly A. Vanderboom	46	Executive Vice President, President of Logistics and Treasurer
Steven D. Jaeger	56	Vice President and Chief Information Officer
Anne M. Bauer	56	Executive Director and Chief Accounting Officer

Mr. Quadracci has been a director of Quad since 2003, its President since January 2005, its President and Chief Executive Officer since July 2006 and its Chairman, President and Chief Executive Officer since January 2010. Mr. Quadracci joined Quad in 1991 and, prior to becoming President and Chief Executive Officer, served in various capacities, including Sales Manager, Regional Sales Strategy Director, Vice President of Print Sales, Senior Vice President of Sales and Administration, and President and Chief Operating Officer. Mr. Quadracci has served as the President of the board of trustees of the Milwaukee Art Museum since December 2018. He serves on the board of directors for Plexus Corp., Pixability, Inc., Road America, Inc., Children’s Hospital of Wisconsin, the National Association of Manufacturers, and the Metropolitan Milwaukee Association of Commerce. He also serves on the advisory council of the Smithsonian National Postal Museum and is a member of the Greater Milwaukee Committee. Mr. Quadracci received a Bachelor of Arts in Philosophy from Skidmore College in 1991. Mr. Quadracci is the brother of Kathryn Quadracci Flores, M.D., a director of Quad, and the brother-in-law of Christopher B. Harned, a director of Quad. Quad believes that Mr. Quadracci’s experience in the printing industry and in leadership positions within Quad qualify him for service as a director of Quad.

Mr. Ashworth has served as Executive Vice President of Product and Market Strategy since joining Quad in 2015, and President of Quad Agency Solutions since April 2016. Mr. Ashworth also serves on the board of directors of Ash+Ames, and is a board member of the Chicago Children’s Choir. Prior to joining Quad, Mr. Ashworth was President of SGK, Inc. (formerly Schawk, Inc.) from July 2012 to July 2015, Chief Growth and Strategy Officer of SGK from September 2009 to July 2012, and Global Chief Growth Officer of Anthem Worldwide (a division of SGK) from November 2003 to 2010. Prior thereto, Mr. Ashworth was Co-founder and President of BlueMint Associates from June 2002 through November 2003, after serving in various marketing roles at Fitch San Francisco, Addis Interaction, Levi Strauss & Co., Clorox, Colgate-Palmolive and National Semiconductor.

Ms. Currie has served as Executive Vice President and Chief Revenue Officer since November 2020. She previously served as Executive Consultant of FCM, LLC from 2019 to 2020. Prior thereto, Ms. Currie served as Senior VP of Global Retail Product Leadership from 2016 to 2019, as Senior VP, Global Loyalty Commercial Director from 2012 to 2016, as Senior VP, Global Business Services North America from 2008 to 2012, as VP, National Accounts Group Client Director from 2003 to 2007, and as VP, Group Client Director from 2001 to 2003 of The Nielsen Company. Ms. Currie also serves on the board of Boys & Girls Club of Lake County.

Mr. Frankowski has served as Executive Vice President and Chief Operating Officer since March 2014. He previously served as Executive Vice President of Manufacturing Operations and President of Quad Europe from July 2010 to March 2014. Prior thereto, Mr. Frankowski was Senior Vice President of Manufacturing from 2004 to July 2010, President of Quad Europe from 2008 to July 2010, and served in various other capacities since he joined Quad in 1979. Mr. Frankowski also serves on the Quad/Graphics Europe Management Board and the board of Memjet Ink.

Mr. Honan has served as Executive Vice President and Chief Financial Officer since January 2015. He previously served as Vice President and Chief Financial Officer from March 2014 to January 2015, Vice President and Chief Accounting Officer from July 2010 to March 2014, Vice President and Corporate Controller from December 2009 to July 2010 and Quad’s Corporate Controller from when he joined Quad in May 2009 until December 2009. Currently, he serves on the Advisory board of FM Global. Prior to joining Quad, Mr. Honan served as Vice President, General Manager and Chief Financial Officer of Journal Community Publishing Group, a subsidiary of media conglomerate Journal Communications Inc., for five years. Before joining Journal Community Publishing Group, Mr. Honan worked in executive-level roles in investor relations and corporate development at Newell Rubbermaid, a global marketer of consumer and commercial products. Prior thereto, Mr. Honan worked at the accounting firm Arthur Andersen LLP for 11 years.

Ms. Kent has served as Executive Vice President of Administration and General Counsel since June 2015. She previously served as Vice President and General Counsel from December 2013 to June 2015, and as Quad’s Assistant General Counsel from when she joined Quad in August 2010 until December 2013. Ms. Kent joined the board of Mayville Engineering Company, (MEC: NYSE), a manufacturer of tooling, production fabrication, coating, assembly and aftermarket components, in December 2020 and serves on the board of Building Brave, a non-profit virtual community for professional women. Prior to joining Quad, Ms. Kent held various positions in the legal department at Harley-Davidson Motor Company from March 2003 to July 2010. Prior thereto, Ms. Kent served as an Assistant United States Attorney for the Eastern District of Wisconsin and practiced law at Foley & Lardner LLP, a Milwaukee-based law firm.

Mr. Vanderboom has served as Executive Vice President since 2018, and Treasurer and President of Logistics since March 2014. Mr. Vanderboom was put in charge of leading Quad’s EBITDA initiatives in October of 2019. Since joining Quad in 1993, he has served in various leadership capacities, including controller of Quad’s Distribution and Facilities departments from 2004 until 2006; director of Treasury, Risk & Planning, beginning in 2007, and Vice President, beginning in 2008.

Mr. Jaeger has served as Vice President and Chief Information Officer since November 2015. He previously served as Executive Vice President, President of Direct Marketing and Chief Information Officer from November 2014 to November 2015; as Executive Vice President, President of Direct Marketing and Media Solutions and Chief Information Officer from March 2014 to November 2014; as Corporate Vice President of Information and Technology since 2013; as Vice President of Information Systems and Infrastructure from 2007 to 2012; and as President of Quad/Direct from August 2007 until 2013. Prior thereto, Mr. Jaeger served as Quad’s Vice President of Information Systems from 1998 to 2006 and worked in various other capacities since he joined Quad in 1994. Prior to joining Quad, Mr. Jaeger worked for Andersen Consulting for eight years.

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

Risks Relating to Quad’s Business, Operations and Industry

The coronavirus (COVID-19) pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations and supply chain.

The COVID-19 pandemic has resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures have impacted and may further impact the Company’s workforce and operations, the operations of its clients, and those of its suppliers. Quad has significant operations in the United States and printing operations or investments in printing operations in England, France, Germany, Poland, Argentina, Colombia, Mexico, Peru, Brazil and India, and each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of the Company’s printing facilities and support operations. There is still uncertainty regarding the full impact and duration of such measures and potential future measures, and restrictions on the Company’s access to its facilities or on its support operations or workforce, or similar limitations for Quad’s suppliers.

The COVID-19 pandemic has significantly increased economic and demand uncertainty and has caused an economic slowdown that may continue. The pandemic has also weakened demand for the Company’s products and services, which has resulted in a decline in sales, and it remains uncertain what impact this weakened demand will have on future sales once conditions further improve. The pandemic could also continue to disrupt the Company’s supply chain.

The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which may adversely affect Quad’s and its client’s and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the pandemic could adversely affect the Company’s liquidity as well as the ability of the Company’s clients to perform, including in making timely payments to Quad, which could further adversely impact the Company’s business, financial condition, cash flows and results of operations.

The COVID-19 pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations and supply chain, although the full extent is still uncertain. As the pandemic continues to evolve, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including, but not limited to, the duration of the pandemic (including any continuing relapses), the actions to contain the virus and/or treat its impact, restrictions on travel, the duration, timing and severity of the impact on client spending and consumer demand, and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

In addition to the COVID-19 pandemic, future natural disasters, epidemics, other public health crises, conflicts, wars, terrorist attacks, fires or other catastrophic events affecting the Company’s plants, distribution centers or other facilities, could also materially disrupt the Company’s operations and result in an adverse impact on its financial condition, results of operations and cash flows, which could force the Company to reassess its strategic alternatives involving certain of its operations.

Decreasing demand for printing services caused by factors outside of the Company’s control, including the substitution of printed products with digital content, the COVID-19 pandemic and recent recessions, as well as significant downward pricing pressure, may continue to adversely affect the Company.

The Company and the overall printing industry continues to experience a reduction in demand for printed materials and overcapacity due to various factors including the sustained and increasing shift of digital substitution by marketers and advertisers (to both replace and augment campaigns that were historically focused on print), as well as the COVID-19 pandemic and recent recessions (which have severely impacted print volumes and further accelerated the impact of media disruption). The impacts of overcapacity, as well as intense competition, have led to the Company experiencing significant downward pricing pressures for printing services in recent years and such pricing may continue to decline from current levels. Any future increases in the supply of printing services or decreases in demand could cause prices to continue to decline, and prolonged periods of low prices, weak demand and/or excess supply could have a material adverse effect on the Company’s business growth, results of operations and liquidity.

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

The Company operates primarily in the commercial print portion of the printing industry, which is highly fragmented and competitive in both the United States and internationally. The Company competes for business not only with large and mid-sized printers, but also with smaller regional printers and the growing forms of digital alternatives to print. In certain circumstances, due primarily to factors such as freight rates and client preference for local services, printers with better access to certain regions of a given country may be preferred by clients in such regions.

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

Due to the significance of paper in the Company’s print business, it is dependent on the availability of paper. In periods of high demand, certain paper grades have been in short supply, including grades used in the Company’s business. In addition, during periods of tight supply, many paper producers allocate shipments of paper based upon historical purchase levels of clients. Additionally, the declining number of paper suppliers has resulted in a contraction in the overall paper manufacturing industry. This contraction of suppliers may cause overall supply issues, may cause certain paper grades to be in short supply or unavailable, and may cause paper prices to substantially increase.

Although historically the Company generally has not experienced significant difficulty in obtaining adequate quantities of paper, continued decline in suppliers, changes in United States import or trade regulations, or other unforeseen developments in the overall paper markets (such as the COVID-19 pandemic) could result in a decrease in the supply of paper and could adversely affect the Company’s revenues or profits. In addition, the Company may not be able to resell waste paper and other by-products or the prices received for their sale may decline substantially.

The Company is dependent upon the vendors within the Company’s supply chain to maintain a steady supply of inventory, parts and materials. Many of the Company’s products are dependent upon a limited number of vendors, and significant disruptions could adversely affect operations (including as a result of the COVID-19 pandemic). Under current market conditions, and in light of the COVID-19 pandemic, it is possible that one or more of the Company’s vendors will be unable to fulfill their operating obligations due to financial hardships, liquidity issues or other reasons.

The Company generally cannot pass on to clients the impact of higher electric and natural gas energy prices on its manufacturing costs, and increases in energy prices result in higher manufacturing costs for certain of its operations.

Labor represents a significant component of the cost structure of the Company. Increases in wages, salaries and the cost of medical, dental, pension and other post-retirement benefits, including increases from the COVID-19 pandemic, may impact the Company’s financial performance. Changes in interest rates, investment returns or the regulatory environment may impact the amounts the Company will be required to contribute to the pension plans that it sponsors and may affect the solvency of these pension plans. The Company may be unable to achieve labor productivity targets, to retain employees or labor may not be adequately available in locations in which the Company operates, which could negatively impact the Company’s financial performance.

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

Changes in postal rates, postal regulations and postal services may adversely impact clients’ demand for print products and services.

Postal costs are a significant component of the cost structures of many of the Company’s clients and potential clients. Postal rate changes and USPS regulations that result in higher overall costs can influence the volume that these clients will be willing to print and ultimately send through the USPS.

Integrated distribution with the postal service is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS continues to experience financial problems. Without increased revenues or action by Congress to reform the USPS’ cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. Additional price increases may result in clients reducing mail volumes and exploring the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet and other alternative media channels in order to ensure that they stay within their expected postage budgets. There are also continued risks of delivery delays due to ongoing COVID-19 impacts on daily operational staffing at the USPS.

The USPS offers “work-share” discounts that provide incentives to co-mail and place product as far down the mail-stream as possible. Discounts are earned as a result of less handling of the mail, and therefore, lower costs for the USPS. As a result, the Company has made substantial investments in co-mailing technology and equipment to ensure clients benefit from these discounts. As the USPS reacts to its financial difficulties, it often revises design standards for mail entering its system. These design standards often increase costs for clients and, in turn, decrease the value of the cost reductions that the Company’s co-mailing services provide. If the incentives to co-mail are decreased by USPS regulations, the overall cost to mail printed products will increase and may result in print volumes declining.

Federal statute requires the Postal Regulatory Commission (“PRC”) to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC has authorized a new five year rate-making structure that would provide the USPS with additional pricing flexibility over the current Consumer Price Index cap, which may result in a substantially altered rate structure for mailers. The newly revised rate authority that is effective as a result of new rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. This may lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. The uncertainty as to the actual rate increases due to competing lawsuits from both industry and the USPS, as well as how much of the authority the USPS will use, also creates potential volume declines as rate predictability with respect to cost and timing is no longer known for mailers. The result may be reduced demand for printed products as clients may move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers.

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

Negative publicity could have an adverse impact on the Company’s business.

Unfavorable publicity, whether accurate or not, related to the Company or the Company’s executive management team, employees, board of directors, operations, business or prospects, or to the Quadracci family shareholders of the Company, could negatively affect the Company’s reputation, stock price, ability to attract new clients from growth vertical industries, ability to attract and retain high-quality talent, or the performance of the Company’s business.

In addition, there has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of internet-based and mobile communications, which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers’ and participants’ post, often without filters or checks on accuracy of the content posted. Information or commentary posted on such platforms at any time may be adverse to the Company’s interests or may be inaccurate, each of which may harm the Company’s reputation, business or prospects. The harm may be immediate without affording the Company an opportunity for redress or correction.

The Company’s business depends substantially on client contract renewals and/or client retention. Any contract non-renewals, renewals on different terms and conditions or decline in the Company’s client retention or expansion could materially adversely affect the Company’s results of operations, financial condition and cash flows.

The Company has historically derived a significant portion of its revenue from long-term contracts with significant clients. If the Company loses significant clients (including as a result of reduced demand for a client’s products or services stemming from the COVID-19 pandemic), is unable to renew such contracts on similar terms and conditions, or at all, or is not awarded new long-term contracts with important clients in the future, its results of operations, financial condition and cash flows may be adversely affected.

The Company is exposed to risks of loss in the event of nonperformance by its clients. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses and loss of future business if its clients become bankrupt, insolvent or otherwise are unable to pay the Company for its work performed, including as a result of the COVID-19 pandemic. Any increase in the nonpayment or nonperformance by clients could adversely affect the Company’s results of operations and financial condition.

Certain industries in which the Company’s clients operate are experiencing consolidation. When client consolidation occurs, it is possible that the volume of work performed by the Company for a client after the consolidation will be less than it was before the consolidation or that the client’s work will be completely moved to competitors. In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content, and electronic devices, may affect clients. The internet facilitates competitive entry and comparison shopping, and the reliance on digital retailing may reduce clients’ volume. Any such reduction or loss of work could adversely affect the Company’s results of operations and financial condition.

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

In addition, the acceleration of the Company’s transformation to a marketing solutions partner is partially dependent upon the Company’s continued ability to identify and execute strategic divestiture opportunities to generate cash and related benefits. There can be no assurance whether the strategic benefits and expected financial impact of any divestitures will be achieved.

Future declines in economic conditions may adversely affect the Company’s results of operations.

In general, demand for the Company’s products and services is highly related to general economic conditions in the markets the Company’s clients serve. Declines in economic conditions in the United States or in other countries in which the Company operates, including as a result of the COVID-19 pandemic, may adversely impact the Company’s financial results, and these impacts may be material. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity has resulted, and may continue to result, in declines in prices for the Company’s products and services. In addition, a prolonged decline in the global economy and an uncertain economic outlook, including as a result of the COVID-19 pandemic, has and could further reduce the demand in the printing industry. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. The Company has experienced, and expects to experience in the future, excess capacity and lower demand due to economic factors affecting consumers’ and businesses’ spending behavior, including as a result of the COVID-19 pandemic. Uncertainty about future economic conditions makes it difficult for the Company to predict results of operations, financial position and cash flows and to make strategic decisions regarding the allocation and deployment of capital.

Failure to attract and retain qualified talent across the enterprise could materially adversely affect the Company’s business, competitive position, financial condition and results of operations.

The Company continues to be substantially dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from the Company’s existing clients. The Company believes that there is significant competition for production personnel with the skills and technical knowledge that the Company requires. The Company’s ability to continue efficient operations, reduce production costs, and consolidate operations will depend, in large part, on the Company’s success in recruiting, training, integrating and retaining sufficient numbers of production personnel to support the Company’s production, cost savings and consolidation targets. New hires require extensive training and it may take significant time before they achieve full productivity. In addition, an increase in the wages paid by competing employers could result in an increase in the wage rates that the Company must pay. As a result, the Company may incur additional costs to attract, train and retain employees, including expenditures related to salaries and benefits, and the Company may lose new, as well as existing, employees to competitors or other companies before the Company realizes the benefit of its investment in recruiting and training them. If the Company is unable to hire and train sufficient numbers of personnel, the Company’s business would be adversely affected.

The Company’s future success also depends on its continuing ability to identify, hire, develop, and retain its executive management team, including its Chief Executive Officer, and other personnel for all areas of the organization.

Approximately 1,400 of the Company’s United States and international employees are covered by an industry wide agreement, a collective bargaining agreement or through a works council or similar arrangement. While the Company believes its employee relations are good and that the Company maintains an employee-centric culture, and there has not been any material disruption in operations resulting from labor disputes, a strike or other forms of labor protest affecting the Company’s United States or international plants, distribution centers or other facilities in the future could materially disrupt the Company’s operations and result in an adverse impact on its financial condition, results of operations and cash flows, which could force the Company to reassess its strategic alternatives involving certain of its operations.

The fragility of and decline in overall distribution channels may adversely impact clients’ access to cost effective distribution of their advertising materials, and therefore may adversely impact the Company’s business.

The distribution channels of print products and services, including the newspaper industry, face significant competition from other sources of news, information and entertainment content delivery. If overall distribution channels, including newspaper distribution channels, continue to decline, the Company’s clients may be adversely impacted by the lack of access to cost effective distribution of their advertising materials. In turn, this decline in cost effective distribution channels may force clients to use other avenues of distribution that may be at significantly higher cost, which may decrease demand for the Company’s products and services, and thus adversely affect the Company’s financial condition, results of operations and cash flows.

There are additional risks associated with the Company’s operations outside of the United States.

Net sales from the Company’s wholly-owned subsidiaries outside of the United States accounted for approximately 10% of its consolidated net sales for the years ended December 31, 2020 and 2019.

As a result, the Company is subject to the risks inherent in conducting business outside of the United States, including, but not limited to: the impact of economic and political instability; fluctuations in currency values, foreign-currency exchange rates, devaluation and conversion restrictions; exchange control regulations and other limits on the Company’s ability to import raw materials or finished product; tariffs and other trade barriers; trade restrictions and economic embargoes by the United States or other countries; health concerns regarding infectious diseases (such as COVID-19), adverse weather or natural disasters; social unrest, acts of terrorism, force majeure, war or other armed conflicts; inflation and fluctuations in interest rates; language barriers; difficulties in staffing, training, employee retention and managing international operations; logistical and communications challenges; differing local business practices and cultural consideration; restrictions on the ability to repatriate funds; foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources; longer accounts receivable payment cycles; potential adverse tax consequences and being subject to different legal and regulatory regimes that may preclude or make more costly certain initiatives or the implementation of certain elements of its business strategy.

Financial Risks

The Company’s debt facilities include various covenants imposing restrictions that may affect the Company’s ability to operate its business.

On September 1, 1995, and as last amended on November 24, 2014, the Company entered into a senior secured note agreement (the “Master Note and Security Agreement”) pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.1 billion in various tranches. As of December 31, 2020, the borrowings outstanding under the Master Note and Security Agreement were $15.6 million. On April 28, 2014, and as last amended on June 29, 2020, the Company entered into a senior secured credit facility (the “Senior Secured Credit Facility,”) which now includes two different loan facilities: an $825.0 million Term Loan A, and a $500.0 million revolving credit facility. The $500.0 million revolving credit facility and the $825.0 million Term Loan A both mature on January 31, 2024. As of December 31, 2020, the borrowings outstanding under the Senior Secured Credit Facility were $657.6 million. On April 28, 2014, the Company issued $300.0 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022 (“Senior Unsecured Notes,”), of which $238.7 million remained outstanding as of December 31, 2020.

The Company’s various lending arrangements include certain financial covenants. In addition to the financial covenants, the debt facilities also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. As of December 31, 2020, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

The Company may be required to make capital expenditures to sustain its platforms and processes, in part to keep pace with industry developments and client expectations, and to remain technologically and economically competitive, which may increase its costs, reduce its profits, disrupt its operations or adversely affect its ability to implement its business strategy.

The printing and marketing services industries are experiencing rapid change as new digital technologies are developed that offer clients an array of choices for their marketing and publication needs. In order to remain competitive, the Company will need to adapt to future changes, especially with regard to technology, to enhance the Company’s existing offerings and introduce new offerings to address the changing demands of clients. In order to remain technologically and economically competitive, the Company may need to make significant capital expenditures as it develops and continues to maintain its platforms and processes, and to develop and integrate new technologies. In order to accomplish this effectively, the Company will need to deploy its resources efficiently, maintain effective cost controls and bear potentially significant market and raw material risks. If the Company’s revenues decline, it may impact the Company’s ability to expend the capital necessary to develop and implement new technology and be economically competitive. Debt or equity financing, or cash generated from operations, may not be available or sufficient for these requirements or for other corporate purposes or, if debt or equity financing is available, it may not be on terms favorable to the Company. In addition, even if capital is available to the Company, there is risk that the Company’s vendors will have discontinued the production of parts needed for repairs, replacements or improvements to the Company’s existing platforms, leading the Company to expend more capital than expected to perform such repairs, replacements or improvements. The Company’s business and operating results may be adversely affected if the Company is unable to keep pace with relevant technological and industry changes or if the technologies or business strategies that the Company adopts or services it promotes do not receive widespread market acceptance.

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

The Company has a material amount of property, plant, equipment, goodwill and other intangible assets on its balance sheet, due in part to acquisitions. As of December 31, 2020, the Company had the following long-lived assets on its consolidated balance sheet included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K: (a) property, plant and equipment of $884.2 million; (b) goodwill of $103.0 million; and (c) other intangible assets, primarily representing the value of customer relationships acquired, of $104.3 million.

As of December 31, 2020, these assets represented approximately 57% of the Company’s total assets. The Company assesses impairment of property, plant and equipment and other intangible assets based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. A decline in expected profitability, significant negative industry or economic trends (including the negative impacts of the COVID-19 pandemic), inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, divestitures and discontinued operations may adversely impact the assumptions used in the valuations. As a result, the recoverability of these assets could be called into question, and the Company could be required to write down or write off these assets. Such an occurrence could have a material adverse effect on the Company’s results of operations and financial position.

The Company may be adversely affected by interest rates, particularly floating interest rates, and foreign exchange rates.

As of December 31, 2020, 30% of the Company’s borrowings were subject to variable interest rates. As a result, the Company is exposed to market risks associated with fluctuations in interest rates, and increases in interest rates could adversely affect the Company.

The Company currently holds two interest rate swap contracts. The purpose of entering into these contracts is to reduce the variability of cash flows from interest payments related to a portion of the Company’s variable-rate debt. The swaps convert the notional value of the Company’s variable rate debt based on one-month London Interbank Offered Rate (“LIBOR”) to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate.

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

As a result of the 2010 acquisition of World Color Press, the Company assumed frozen single employer defined benefit pension plans for certain of its employees in the United States. The majority of the plans’ assets are held in North American and global equity securities and debt securities. The asset allocation as of December 31, 2020, was approximately 30% equity securities and 70% debt securities.

As of December 31, 2020, the Company had underfunded pension liabilities of $56.6 million for single employer defined benefit plans in the United States. Under current United States pension law, pension funding deficits are generally required to be funded over a seven-year period. These pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan investment performance, pension legislation and other factors. Declines in global debt and equity markets would increase the Company’s potential pension funding obligations. Any significant increase in the Company’s required contributions could have a material adverse impact on its business, financial condition, results of operations and cash flows.

In addition to the single employer defined benefit plans described above, the Company has previously participated in multiemployer pension plans (“MEPPs”) in the United States, including the Graphic Communications International Union - Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”). Prior to the acquisition of World Color Press by the Company, World Color Press received notice that certain plans in which it participated were in critical status, as defined in Section 432 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a result, the Company could have been subject to increased contribution rates associated with these plans or other MEPPs suffering from declines in their funding levels. Due to the significantly underfunded status of the United States multiemployer plans and the potential increased contribution rates, the Company withdrew from participation in these multiemployer plans and has replaced these pension benefits with a Company-sponsored “pay as you go” defined contribution plan, which is historically the form of retirement benefit provided to the Company’s employees. As of December 31, 2020, the Company estimates and has recorded in its financial statements a pre-tax withdrawal liability for all United States MEPPs of $35.7 million in the aggregate. The Company is scheduled to make payments to the GCIU and GCC until April 2032 and February 2024, respectively.

The Company may not be able to utilize deferred tax assets to offset future taxable income.

As of December 31, 2020, the Company had deferred tax assets, net of valuation allowances, of $120.0 million. The Company expects to utilize the deferred tax assets to reduce consolidated income tax liabilities in future taxable years. However, the Company may not be able to fully utilize the deferred tax assets if its future taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, the Company may be required to record a valuation allowance against the deferred tax assets if the Company believes it is unable to utilize them, which would have an adverse effect on the Company’s results of operations and financial position.

Legal and Regulatory Risks

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

The Company’s financial condition may be affected by the outcome of pending and future litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties. For example, in late 2019, two substantially similar actions, which have now been consolidated, were filed by purported shareholders against the Company and certain of the Company’s officers alleging that the Company and those officers misrepresented and/or omitted material information in the Company’s public filings prior to the earnings release for the third quarter of 2019, rendering statements therein allegedly false and misleading and in violation of the Securities Exchange Act of 1934 and related regulations. The actions seek to recover unspecified damages, and costs and expenses, including attorneys’ and expert fees. Even if the lawsuits are without merit, defending against these or any such claims, any similar future litigation, or any other legal proceedings to which the Company is subject, can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition and/or cause significant reputational harm to the Company’s business.

The Company may incur costs or suffer reputational damage due to improper conduct of its employees, contractors or agents under laws governing business practices, including the United States Foreign Corrupt Practices Act.

The Company could be adversely affected by engaging in business practices that are in violation of United States or foreign anti-corruption laws, including the United States Foreign Corrupt Practices Act. The Company operates in parts of the world with developing economies that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. In certain countries, the Company does substantial business with government entities or instrumentalities, which creates increased risk of a violation of the Foreign Corrupt Practices Act and international laws. There can be no assurance that all of the Company’s employees, contractors or agents, including those representing the Company in countries where practices which violate anti-corruption laws may be customary, will not take actions that violate the Company’s policies and procedures. The failure to comply with the laws governing international business practices may result in substantial penalties and fines.

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

QuadMed provides employer-sponsored healthcare solutions in the United States to employers of all sizes, including the Company and other private and public-sector companies. These solutions include, but are not limited to, on-site and near-site healthcare clinics, occupational health services, telemedicine, and health and wellness programs. The healthcare industry is heavily regulated, constantly evolving and subject to significant change and fluctuation. The United States federal and state healthcare laws and regulations that impact the QuadMed subsidiary business include, among others, those: (a) regarding privacy, security and transmission of individually identifiable health information; (b) prohibiting, among other things, soliciting, receiving or providing remuneration to induce the referral of an individual for an item or service or the purchasing or ordering of an item or service for which payment may be made under healthcare programs; (c) prohibiting, among other things, knowingly presenting or causing to be presented claims for payment from third-party payors that are false or fraudulent; and (d) prohibiting the corporate practice of medicine.

Risks Relating to Quad’s Common Stock

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

The Company’s outstanding stock is divided into two classes of common stock: class A common stock (“class A stock”) and class B common stock (“class B stock”). The class B stock has ten votes per share on all matters and the class A stock is entitled to one vote per share. As of January 31, 2021, the class B stock constitutes approximately 77% of the Company’s total voting power. As a result, holders of class B stock are able to exercise a controlling influence over the Company’s business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions. All of the class B stock is owned by certain members of the Quadracci family or trusts for their benefit, whose interests may differ from the interests of the holders of class A stock.

As of January 31, 2021, approximately 93% of the outstanding class B stock was held of record by the Quad Voting Trust, and that constitutes approximately 71% of the Company’s total voting power. The trustees of the Quad Voting Trust have the authority to vote the stock held by the Quad Voting Trust. Accordingly, the trustees of the Quad Voting Trust are able to exercise a controlling influence over the Company’s business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions.

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

Since the Quad Voting Trust owns more than 50% of the total voting power of the Company’s stock, the Company is considered a controlled company under the corporate governance listing standards of the NYSE. As a controlled company, an exception under the NYSE listing standards exempts the Company from the obligation to comply with certain of the NYSE’s corporate governance requirements, including the requirements that (a) the Company have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (b) the Company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Accordingly, for so long as the Company is a controlled company, holders of class A stock may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Item 1B.    Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to this item.

Item 2.    Properties

Quad’s corporate office is located in Sussex, Wisconsin. The Company owned or leased 135 facilities located in 14 countries including manufacturing operations, warehouses and office space totaling approximately 22,113,000 square feet, of which approximately 16,400,000 is owned space and approximately 5,713,000 is leased space as of December 31, 2020. In addition to these owned and leased facilities, the Company has more than 80 client-based marketing on-site locations, as well as investments in printing operations located in Brazil and India.

Within the United States Print and Related Services segment, the Company operated 41 owned or leased manufacturing facilities, encompassing approximately 17,104,000 square feet as of December 31, 2020. Within the International segment, the Company operated 8 owned or leased manufacturing facilities, encompassing approximately 1,829,000 square feet as of December 31, 2020. The following table lists the Company’s operating locations with manufacturing facilities totaling over 500,000 square feet as of December 31, 2020:

Locations	Square Feet	Property Type	Segment
Lomira, Wisconsin, United States	2,174,000	Owned	United States Print and Related Services
Sussex, Wisconsin, United States	1,971,000	Owned	United States Print and Related Services
Martinsburg, West Virginia, United States	1,740,000	Owned	United States Print and Related Services
Hartford, Wisconsin, United States	1,682,000	Owned	United States Print and Related Services
Oklahoma City, Oklahoma, United States (1)	1,128,000	Owned	United States Print and Related Services
Saratoga Springs, New York, United States	1,034,000	Owned	United States Print and Related Services
West Allis, Wisconsin, United States	913,000	Owned	United States Print and Related Services
The Rock, Georgia, United States	797,000	Owned	United States Print and Related Services
Wyszkow, Poland	709,000	Owned	International
Effingham, Illinois, United States	564,000	Owned	United States Print and Related Services
Merced, California, United States	539,000	Owned	United States Print and Related Services
______________________________
(1)The Oklahoma City, Oklahoma facility was announced for closure on December 16, 2020, and is scheduled to cease operations in March 2021.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock and Dividends

Quad’s authorized capital stock consists of 105.0 million shares of class A stock, 80.0 million shares of class B stock, 20.0 million shares of class C common stock and 0.5 million shares of preferred stock. The Company’s outstanding capital stock as of December 31, 2020, consisted of 40.2 million shares of class A stock, 13.5 million shares of class B stock and no shares of class C common stock or preferred stock. As of January 31, 2021, there were 2,265 record holders of the class A stock and 21 record holders of the class B stock.

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

The Company paid quarterly dividends for each class of common stock then outstanding during the year ended December 31, 2019, and during the first quarter of 2020. Due to uncertainty in client demand as a result of the COVID-19 pandemic, the Company’s Board of Directors proactively suspended the Company’s quarterly dividends beginning in the second quarter of 2020.

Pursuant to the Company’s Articles of Incorporation, each outstanding class of common stock has equal rights with respect to cash dividends. Pursuant to the Company’s debt facilities, the Company is subject to limitations on dividends and repurchases of capital stock. If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00 (as defined in the Company’s Senior Secured Credit Facility), the Company is prohibited from making greater than $60.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions. In addition to the foregoing, the Company completed the fourth amendment to its April 28, 2014 Senior Secured Credit Facility on June 29, 2020 (see Note 12. “Debt,” for more details on the amendment), which, among other things, prohibits the Company from repurchasing capital stock and paying cash dividends during the period starting June 29, 2020 and ending September 30, 2021 (the “Covenant Relief Period”), As the Company is in the Covenant Relief Period, and the Company’s Total Net Leverage ratio as of December 31, 2020, was 3.30 to 1.00, the limitations described above are currently applicable.

Securities Authorized For Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Information about the Company’s repurchases of its class A common stock during the three months ended December 31, 2020, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2020 to October 31, 2020	—	—	—	$100,000,000
November 1, 2020 to November 30, 2020	—	—	—	100,000,000
December 1, 2020 to December 31, 2020	—	—	—	100,000,000
Total	—		—
______________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. The Company is currently prohibited from repurchasing capital stock through the Covenant Relief Period, in accordance with the fourth amendment to the April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020. There were no shares of the Company’s class A stock repurchased during the years December 31, 2020 and 2019. As of December 31, 2020, there were $100.0 million of authorized repurchases remaining under the program.

Item 6.    Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following discussion of the financial condition and results of operations of Quad should be read together with Quad’s audited consolidated financial statements for each of the three years in the period ended December 31, 2020, including the notes thereto, included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Forward-Looking Statements” and Part I, Item 1A, “Risk Factors,” included earlier within this Annual Report on Form 10-K.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for the year ended December 31, 2020, to the year ended December 31, 2019. The comparability of the Company’s results of operations between periods was impacted by acquisitions, strategic investments and divestitures, including the the divestiture of the Omaha, Nebraska packaging plant, which was sold on January 31, 2020, and the additional investment in Rise in June 2020. The results of operations of the packaging plant divestiture are included in the Company’s consolidated results until the date of disposition, and the results of operations of the investment in Rise reflect the Company’s ownership interest from the respective dates of change in ownership. The results of the Company’s United States Book business (“Book buiness”) have been reported as discontinued operations for all periods presented.  Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

•Liquidity and Capital Resources. This section provides an analysis of the Company’s capitalization, cash flows and a discussion and table of outstanding debt and commitments. Forward-looking statements important to understanding the Company’s financial condition are included in this section. This section also provides a discussion of Free Cash Flow and Debt Leverage Ratio, non-GAAP financial measures that the Company uses to assess liquidity and capital allocation and deployment.

•Critical Accounting Policies and Estimates. This section contains a discussion of the accounting policies that the Company’s management believes are important to the Company’s financial condition and results of operations, as well as allowances and reserves that require significant judgment and estimates on the part of the Company’s management. In addition, all of the Company’s significant accounting policies, including critical accounting policies, are summarized in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Overview

Business Overview

As a worldwide marketing solutions partner, Quad leverages its 50-year heritage of platform excellence, innovation, strong culture and social purpose to create a better way for its clients, employees and communities. The Company’s integrated marketing platform helps brands and marketers reduce complexity, increase efficiency and enhance marketing spend effectiveness.

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

The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 90% of the Company’s consolidated net sales during the year ended December 31, 2020.

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 10% of the Company’s consolidated net sales during the year ended December 31, 2020.

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

Net cash provided by operating activities. The Company uses net cash provided by operating activities as a metric to assess liquidity. The Company’s management assesses net cash provided by operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund debt service requirements, capital expenditures, cash restructuring requirements related to cost reduction activities, World Color Press single employer pension plan contributions, World Color Press MEPPs withdrawal liabilities, acquisitions and other investments in future growth, shareholder dividends and share repurchases. Net cash provided by operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations decreased by $184 million during the year ended December 31, 2020, primarily due to the use of cash proceeds from the sale of the Omaha packaging plant and from the sale of the Book business to reduce debt obligations, and due to the redemption of certain of its senior notes under the Master Note and Security Agreement, at par (the outstanding principal balance as of the date of payment). Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and finance lease obligations by $811 million and has reduced the obligations for pension, postretirement and MEPPs by $470 million, for a total obligation reduction since July 2010 of approximately $1.3 billion.

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

The Company leverages its data-driven print expertise as part of an integrated marketing platform that helps its clients not only plan and produce marketing programs, but also deploy, manage and measure them across all media channels. Competition in the printing industry remains highly fragmented and intense, and the Company believes that there are indicators of heightened competitive pressures. The industry has excess manufacturing capacity created by continued declines in industry volumes, compounded by the COVID-19 pandemic, which, in turn, have created accelerated downward pricing pressures. The Company faces competition due to the increased accessibility and quality of digital alternatives to traditional delivery of printed documents through the online distribution and hosting of media content, and the digital distribution of documents and data. The Company faces competition from print management and marketing consulting firms that look to streamline processes and reduce the overall print spend of the Company’s clients.

For a full description of the Company’s industry and competition overview, refer to Part I, Item 1, “Business,” of this Annual Report on Form 10-K.

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management balances the use of cash between deleveraging the Company’s balance sheet (through reduction in debt and pension obligations), compelling investment opportunities (through capital expenditures, acquisitions and strategic investments) and returns to shareholders (through quarterly dividends and share repurchases).

The Company continues to make progress on integrating and streamlining all aspects of its business, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. The Company has continued to evolve its manufacturing platform, equipping facilities to be product line agnostic, which enables the Company to maximize equipment utilization. Quad believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as publications and catalogs) due to economies of scale and from investments in automation and technology. The Company continues to focus on proactively aligning its cost structure to the realities of the top-line pressures it faces in the printing industry through Lean Manufacturing and sustainable continuous improvement programs. Restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 50 plant closures through December 31, 2020.

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

Integrated distribution with the postal service is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS continues to experience financial problems. Without increased revenues or action by Congress to reform the USPS’ cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. Additional price increases may result in clients reducing mail volumes and exploring the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet and other alternative media channels in order to ensure that they stay within their expected postage budgets. There are also continued risks of delivery delays due to ongoing COVID-19 impacts on daily operational staffing at the USPS.

Federal statute requires the PRC to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC has authorized a new five year rate-making structure that would provide the USPS with additional pricing flexibility over the current Consumer Price Index cap, which may result in a substantially altered rate structure for mailers. The newly revised rate authority that is effective as a result of new rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. This may lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. The uncertainty as to the actual rate increases due to competing lawsuits from both industry and the USPS, as well as how much of the authority the USPS will use, also creates potential volume declines as rate predictability with respect to cost and timing is no longer known for mailers. The result may be reduced demand for printed products as clients may move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers.

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

During 2020, the Company continued to focus on providing brands and marketers with a more efficient and effective way to go to market and reach consumers. Through its integrated marketing platform, the Company creates greater value for clients by helping them reduce the complexities of working with multiple agency partners and vendors; reduce process inefficiencies through workflow re-engineering, content production and process optimization; and improve marketing spend effectiveness through demand-driving ideas and integrated solutions that help clients target audiences, plan and measure marketing, strategize, create and activate big ideas, produce content at scale, and connect with consumers through multiple channels.

Throughout 2020, the Company also continued to make strategic investments in its manufacturing platform as part of its ongoing commitment to maintaining the most efficient, automated and dependable manufacturing and distribution platform in the printing industry. These investments, which included digital press technology to help clients gain a competitive edge with data-driven, personalized print marketing and quick-makeready wide-web offset press technology, help Quad sustain its position as a high-quality, low-cost producer.

During 2020, the Company also completed the sale of the Omaha packaging plant and the Book business as a part of an ongoing process to review its business portfolio and divest assets not core to its transformation strategy.

The Company’s results of operations have been and continue to be adversely impacted as a result of the COVID-19 pandemic. Through the Company’s Crisis Management Team, including executive and operations leadership, the Company has been executing business continuity plans focused on protecting the health and well-being of our employees, while also continuing to service clients, and protect the long-term financial health of the Company as the COVID-19 pandemic continues. As a part of the business continuity plans, the Company implemented cost reduction and cash conservation initiatives, including implementing a COVID-19 Temporary Furlough Program through which employees take an unpaid leave of absence, the length of which varies upon business needs; temporary salary reductions for leaders through the end of July 2020, including a 50% salary reduction for the Chief Executive Officer and a 35% salary reduction for named executive officers; a temporary 50% reduction in retainer fees for the Company’s non-employee directors; temporarily suspending use of vacation and vacation payouts through the end of June 2020; temporarily suspending production at several manufacturing facilities where declining client volume or other effects of the pandemic impacted the Company’s ability to operate, all of which resumed operations by the end of September 2020; suspending quarterly dividend payments through the Covenant Relief Period; and delaying capital spending projects. The Company also announced the permanent closures of the facilities located in the following locations as a result of ongoing volume declines, particularly in retail, that have been exacerbated by the COVID-19 pandemic during the year ended December 31, 2020: (1) Taunton, Massachusetts; (2) Fernley, Nevada; (3) Nashville, Tennessee; (4) Oklahoma City, Oklahoma; and (5) Charlotte, North Carolina. In addition, the Company also amended its Senior Secured Credit Facility in the second quarter of 2020 to provide for certain financial covenant relief through a Covenant Relief Period. The Company is continuing to evaluate its cost structure and expects to implement additional cost reduction measures as necessary. As the pandemic continues to evolve, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, all of which are still highly uncertain and cannot be predicted.

Results of Operations for the Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019

Summary Results

The Company’s operating income (loss) from continuing operations, operating margin, net loss attributable to Quad common shareholders (computed using a 25% normalized tax rate for all items subject to tax) and diluted loss per share attributable to Quad common shareholders for the year ended December 31, 2020, changed from the year ended December 31, 2019, as follows (dollars in millions, except per share data):

	Operating Income (Loss) from Continuing Operations	Operating Margin	Net Loss Attributable to Quad Common Shareholders	Diluted Loss Per Share Attributable to Quad Common Shareholders
For the year ended December 31, 2019	$34.7	0.9%	$(156.3)	$(3.12)
Restructuring, impairment and transaction-related charges (1)	(34.7)	(1.9)%	(26.1)	(0.50)
Interest expense (2)	N/A	N/A	15.9	0.33
Net pension income (3)	N/A	N/A	3.4	0.07
2020 loss on debt extinguishment (4)	N/A	N/A	(1.4)	(0.03)
2019 loss on debt extinguishment (4)	N/A	N/A	22.9	0.46
Income taxes (5)	N/A	N/A	(31.3)	(0.62)
Loss from discontinued operations, net of tax (6)	N/A	N/A	78.7	1.58
Investments in unconsolidated entity and noncontrolling interests, net of tax (7)	N/A	N/A	0.3	0.01
Operating loss from continuing operations (8)	(46.0)	(0.6)%	(34.4)	(0.71)
For the year ended December 31, 2020	$(46.0)	(1.6)%	$(128.3)	$(2.53)
______________________________
(1)Restructuring, impairment and transaction-related charges increased $34.7 million ($26.1 million, net of tax), to $124.1 million during the year ended December 31, 2020, and included the following:

a.A $12.5 million increase in employee termination charges from $22.2 million during the year ended December 31, 2019, to $34.7 million during the year ended December 31, 2020;

b.A $56.2 million increase in impairment charges from $7.9 million during the year ended December 31, 2019, to $64.1 million during the year ended December 31, 2020;

c.A $50.2 million decrease in transaction-related charges from $51.6 million during the year ended December 31, 2019, to $1.4 million during the year ended December 31, 2020;

d.A $1.4 million decrease in integration-related charges from $3.3 million during the year ended December 31, 2019, to $1.9 million during the year ended December 31, 2020; and

e.A $17.6 million increase in various other restructuring charges from $4.4 million during the year ended December 31, 2019, to $22.0 million during the year ended December 31, 2020.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Interest expense decreased $21.2 million ($15.9 million, net of tax) during the year ended December 31, 2020, to $68.8 million. This change was due to lower average debt levels and a lower weighted average interest rate on borrowings, partially offset by a $6.9 million increase in interest expense related to the interest rate swaps during the year ended December 31, 2020, as compared to the year ended December 31, 2019.

(3)Net pension income increased $4.5 million ($3.4 million, net of tax) during the year ended December 31, 2020, to $10.5 million. This was due to a $3.9 million decrease from interest cost on pension plan liabilities and a $0.7 million increase from the change in the expected long-term return on pension plan assets.

(4)The $1.8 million loss on debt extinguishment ($1.4 million, net of tax) recognized during the year ended December 31, 2020, relates to a $2.4 million loss on debt extinguishment from the fourth amendment to the Company’s April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020, partially offset by a $0.6 million gain on debt extinguishment recorded during the first quarter of 2020, primarily related to the repurchase of the Company’s unsecured 7.0% senior notes due May 1, 2022. A $30.5 million loss on debt extinguishment ($22.9 million, net of tax) was recognized during the year ended December 31, 2019, and includes $15.9 million relating to the third amendment to the Company’s April 28, 2014 Senior Secured Credit Facility, completed on January 31, 2019; and $14.6 million relating to the retirement of the Term Loan B, completed on July 26, 2019.

(5)The $31.3 million decrease in income tax benefit as calculated in the following table is primarily due to the following: (1) a $32.6 million decrease from increased valuation allowance reserves; (2) a $5.8 million decrease from equity award activity; and (3) a $3.3 million decrease in the Company’s liability for unrecognized tax benefits in 2019 that did not repeat in 2020. These decreases were partially offset by a $14.3 million income tax benefit related to the Coronavirus Aid, Relief, and Economic Security Act net operating loss carry back provisions.

	Year Ended December 31,
	2020	2019	$ Change
Loss from continuing operations before income taxes and equity in loss of unconsolidated entity	$(106.1)	$(79.8)	$(26.3)
Normalized tax rate	25.0%	25.0%
Income tax benefit at normalized tax rate	(26.6)	(20.0)	(6.6)

Less: Income tax expense (benefit) from the consolidated statements of operations	0.3	(24.4)	24.7

Impact of income taxes	$(26.9)	$4.4	$(31.3)

(6)The decrease in loss from discontinued operations, net of tax, of $78.7 million during the year ended December 31, 2020, primarily due to a $75.7 million decrease in restructuring, impairment and transaction-related charges.

(7)The decrease from investments in unconsolidated entity and noncontrolling interests, net of tax, of $0.3 million during the year ended December 31, 2020, was primarily due to a $0.2 million increase in loss attributed to noncontrolling interests in the Company’s consolidated statements of operations related to the Company’s majority ownership of Rise and a $0.1 million decrease in earnings at the Company’s investment in Plural Industria Gráfica Ltda. (“Plural”), the Company’s Brazilian joint venture.

(8)Operating income from continuing operations, excluding restructuring, impairment and transaction-related charges, decreased $46.0 million ($34.4 million, net of tax) primarily due to the following: (1) lower print volume, pricing and print service sales; (2) a $12.1 million decrease in paper byproduct recoveries; and (3) a $10.8 million increase in production hourly wages in our most competitive labor markets. These decreases were partially offset by the following: (1) a $62.5 million decrease in selling, general and administrative expenses, including a $3.9 million net benefit in 2020 in gains from property insurance claims and the receipt of a $2.2 million COVID-19 related government subsidy in Poland; (2) a $14.7 million net reduction in the cost of worker’s compensation claims from improved production safety procedures; (3) a $9.4 million net benefit from a change in the hourly production employee vacation policy; and (4) savings from other cost reduction initiatives.

Operating Results From Continuing Operations

The following table sets forth certain information from the Company’s consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2020		2019
	(dollars in millions)
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales:
Products	$2,228.7	76.1%	$3,098.3	79.0%	$(869.6)	(28.1)%
Services	700.9	23.9%	825.1	21.0%	(124.2)	(15.1)%
Total net sales	2,929.6	100.0%	3,923.4	100.0%	(993.8)	(25.3)%
Cost of sales:
Products	1,831.5	62.5%	2,615.6	66.7%	(784.1)	(30.0)%
Services	503.3	17.2%	576.6	14.7%	(73.3)	(12.7)%
Total cost of sales	2,334.8	79.7%	3,192.2	81.4%	(857.4)	(26.9)%
Selling, general & administrative expenses	335.1	11.4%	397.6	10.1%	(62.5)	(15.7)%
Depreciation and amortization	181.6	6.2%	209.5	5.3%	(27.9)	(13.3)%
Restructuring, impairment and transaction-related charges	124.1	4.2%	89.4	2.3%	34.7	38.8%
Total operating expenses	2,975.6	101.5%	3,888.7	99.1%	(913.1)	(23.5)%
Operating income (loss) from continuing operations	$(46.0)	(1.6)%	$34.7	0.9%	$(80.7)	(232.6)%

Net Sales

Product sales decreased $869.6 million, or 28.1%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following: (1) a $402.4 million decrease from pass-through paper sales; (2) a $388.8 million decrease in sales in the Company’s print product lines due to ongoing industry volume and pricing pressures, including the ongoing impacts from the COVID-19 pandemic; (3) a $68.9 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant; and (4) $9.5 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $124.2 million, or 15.1%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following: (1) a $72.0 million decrease in logistics sales; (2) a $24.9 million decrease of sales of marketing services; and (3) an $21.4 million decrease in print imaging services.

Cost of Sales

Cost of product sales decreased $784.1 million, or 30.0%, for the year ended December 31, 2020, compared with the year ended December 31, 2019, primarily due to the following: (1) a decrease in pass-through paper costs; (2) lower print volume; (3) the impact from the divestiture of the Omaha packaging plant; (4) a $9.4 million net benefit from a change in the hourly production employee vacation policy; (5) a $14.7 million net reduction in the cost of worker’s compensation claims from improved production safety procedures; and (6) other cost reduction initiatives. These decreases were partially offset by a $12.1 million decrease in paper byproduct recoveries and a $10.8 million increase in production hourly wages in our most competitive labor markets.

Cost of service sales decreased $73.3 million, or 12.7%, for the year ended December 31, 2020, compared with the year ended December 31, 2019, primarily due to lower logistics, marketing services and print imaging sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $62.5 million, or 15.7%, for the year ended December 31, 2020, compared with the year ended December 31, 2019, primarily due to the following: (1) a $68.6 million decrease in employee-related costs; (2) a $3.9 million net benefit in 2020 in gains from property insurance claims; (3) savings from other cost reduction initiatives; and (4) the receipt of a $2.2 million COVID-19 related government subsidy in Poland. These decreases were partially offset by a $9.4 million increase in legal expenses, a $3.5 million increase in credit loss expense (primarily due to specific client credit reviews) and a $3.2 million increase from foreign translation losses. Selling, general and administrative expenses as a percentage of net sales increased from 10.1% for the year ended December 31, 2019, to 11.4% for the year ended December 31, 2020.

Depreciation and Amortization

Depreciation and amortization decreased $27.9 million, or 13.3%, for the year ended December 31, 2020, compared with the year ended December 31, 2019, due to a $22.2 million decrease in depreciation expense from property, plant and equipment becoming fully depreciated over the past year, and a $5.7 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $34.7 million, or 38.8%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following:

	Year Ended December 31,
	2020	2019	$ Change
Employee termination charges	$34.7	$22.2	$12.5
Impairment charges (a)	64.1	7.9	56.2
Transaction-related charges (b)	1.4	51.6	(50.2)
Integration costs	1.9	3.3	(1.4)
Other restructuring charges
Vacant facility carrying costs and lease exit charges	11.5	9.5	2.0
Equipment and infrastructure removal costs	1.1	0.4	0.7
Gains on the sale of facilities (c)	(1.6)	(6.1)	4.5
Other restructuring activities (d)	11.0	0.6	10.4
Other restructuring charges	22.0	4.4	17.6
Total restructuring, impairment and transaction-related charges	$124.1	$89.4	$34.7
______________________________
(a)Includes $22.1 million and $7.6 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the years ended December 31, 2020 and 2019, respectively; and $42.0 million and $0.3 million of land and building impairment charges during the years ended December 31, 2020 and 2019, respectively. $56.6 million of the impairment charges recorded during the year ended December 31, 2020 were related to property, plant and equipment for the Oklahoma City, Oklahoma facility.
(b)Includes a $45 million reverse termination fee paid during the year ended December 31, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC Communications, Inc. (“LSC”).
(c)Includes an $0.8 million gain on the sale of the Shakopee, Minnesota facility and an $0.8 million gain on the sale of the Midland, Michigan facility during the year ended December 31, 2020; and a $3.5 million gain on the sale of the Hazleton, Pennsylvania facility and a $2.5 million gain on the sale of the Franklin, Kentucky facility during the year ended December 31, 2019.

(d)Includes a $2.9 million loss on the sale of a business during the year ended December 31, 2020; and includes $2.3 million in charges related to a value-added tax assessment for a closed facility, as well as other restructuring activities, net of an $8.4 million gain on the sale of a business during the year ended December 31, 2019.

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

EBITDA and EBITDA margin for the year ended December 31, 2020, compared to the year ended December 31, 2019, were as follows:

	Year Ended December 31,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$122.4	4.2%	$118.8	3.0%

EBITDA increased $3.6 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following: (1) a $78.7 million decrease in loss from discontinued operations, net of tax; (2) a $62.5 million decrease in selling, general and administrative expenses, including a $3.9 million net benefit in 2020 in gains from property insurance claims and the receipt of a $2.2 million COVID-19 related government subsidy in Poland; (3) a $9.4 million net benefit from a change in the hourly production employee vacation policy; (4) a $14.7 million net reduction in the cost of worker’s compensation claims from improved production safety procedures; and (5) savings from other cost reduction initiatives. These increases were partially offset by the following: (1) lower print volume, pricing and print service sales; (2) $34.7 million of increased restructuring, impairment and transaction-related charges; (3) a $12.1 million decrease in paper byproduct recoveries; and (4) a $10.8 million increase in production hourly wages in our most competitive labor markets.

A reconciliation of EBITDA to net loss attributable to Quad common shareholders for the years ended December 31, 2020 and 2019, was as follows:

	Year Ended December 31,
	2020	2019
	(dollars in millions)
Net loss attributable to Quad common shareholders(1)	$(128.3)	$(156.3)
Interest expense	68.8	90.0
Income tax expense (benefit)	0.3	(24.4)
Depreciation and amortization	181.6	209.5
EBITDA (non-GAAP)	$122.4	$118.8
______________________________
(1)Net loss attributable to Quad common shareholders included the following:
a.Restructuring, impairment and transaction-related charges of $124.1 million and $89.4 million for the years ended December 31, 2020 and 2019, respectively;
b.Net pension income of $10.5 million and $6.0 million for the years ended December 31, 2020 and 2019, respectively;
c.Loss on debt extinguishment of $1.8 million and $30.5 million for the years ended December 31, 2020 and 2019, respectively;
d.Equity in loss of unconsolidated entity of $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively;
e.Loss from discontinued operations, net of tax, of $21.9 million and $100.6 million for the years ended December 31, 2020 and 2019, respectively; and
f.Net loss attributable to noncontrolling interests of $0.2 million for the year ended December 31, 2020.

United States Print and Related Services

The following table summarizes net sales, operating income from continuing operations, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Year Ended December 31,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$1,944.0	$2,713.3	$(769.3)	(28.4)%
Services	683.6	807.7	(124.1)	(15.4)%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	1.7	130.1	(128.4)	(98.7)%
Operating margin	0.1%	3.7%	N/A	N/A
Restructuring, impairment and transaction-related charges	$110.1	$24.6	$85.5	347.6%

Net Sales

Product sales for the United States Print and Related Services segment decreased $769.3 million, or 28.4%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following (1) a $350.8 million decrease from pass-through paper sales; (2) a $349.6 million decrease in sales in the Company’s print product lines due to ongoing industry volume and pricing pressures, including the ongoing impacts from the COVID-19 pandemic; and (3) a $68.9 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant.

Service sales for the United States Print and Related Services segment decreased $124.1 million, or 15.4%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following: (1) a $72.2 million decrease in logistics sales; (2) a $24.6 million decrease of sales of marketing services; and (3) an $21.4 million decrease in print imaging services.

Operating Income from Continuing Operations

Operating income from continuing operations for the United States Print and Related Services segment decreased $128.4 million, or 98.7%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following: (1) lower print volume and pricing due to ongoing industry pressures, including the ongoing impacts from the COVID-19 pandemic; (2) an $85.5 million increase in restructuring, impairment and transaction-related charges; (3) a $12.1 million decrease in paper byproduct recoveries; (4) a $10.8 million increase in production hourly wages in our most competitive labor markets; and (5) lower print service sales. These decreases were partially offset by the following: (1) a $14.7 million net reduction in the cost of worker’s compensation claims from improved production safety procedures; (2) a $9.4 million net benefit from a change in the hourly production employee vacation policy; (3) a $3.9 million net benefit in 2020 in gains from property insurance claims; and (4) savings from other cost reduction initiatives.

The operating margin for the United States Print and Related Services segment decreased to 0.1% for the year ended December 31, 2020, from 3.7% for the year ended December 31, 2019, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment increased $85.5 million, or 347.6%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following:

	Year Ended December 31,
	2020	2019	$ Change
Employee termination charges	$30.0	$20.9	$9.1
Impairment charges (a)	64.0	4.5	59.5
Transaction-related charges	0.1	—	0.1
Integration costs	1.9	3.3	(1.4)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	11.5	9.2	2.3
Equipment and infrastructure removal costs	1.1	0.4	0.7
Gains on the sale of facilities (b)	(1.6)	(5.8)	4.2
Other restructuring activities (c)	3.1	(7.9)	11.0
Other restructuring charges	14.1	(4.1)	18.2
Total restructuring, impairment and transaction-related charges	$110.1	$24.6	$85.5
______________________________
(a)Includes $22.0 million and $4.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the years ended December 31, 2020 and 2019, respectively; and $42.0 million of land and building impairment charges during the year ended December 31, 2020. $56.6 million of the impairment charges recorded during the year ended December 31, 2020 were related to property, plant and equipment for the Oklahoma City, Oklahoma facility.
(b)Includes an $0.8 million gain on the sale of the Shakopee, Minnesota facility and an $0.8 million gain on the sale of the Midland, Michigan facility during the year ended December 31, 2020; and a $3.5 million gain on the sale of the Hazleton, Pennsylvania facility and a $2.5 million gain on the sale of the Franklin, Kentucky facility during the year ended December 31, 2019.

(c)Includes a $2.9 million loss on the sale of a business during the year ended December 31, 2020; and a $8.4 million gain on the sale of a business during the year ended December 31, 2019.

International

The following table summarizes net sales, operating income from continuing operations, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Year Ended December 31,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$284.7	$385.0	$(100.3)	(26.1)%
Services	17.3	17.4	(0.1)	(0.6)%
Operating income (including restructuring, impairment and transaction-related charges)	(0.8)	8.6	(9.4)	(109.3)%
Operating margin	(0.3)%	2.1%	N/A	N/A
Restructuring, impairment and transaction-related charges	$12.2	$10.0	$2.2	22.0%
Equity in loss of unconsolidated entity	0.2	0.3	(0.1)	(33.3)%

Net Sales

Product sales for the International segment decreased $100.3 million, or 26.1%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following (1) a $51.6 million decrease in pass-through paper sales; (2) a $39.2 million decrease in volume, primarily in Europe, Peru and Colombia, including the ongoing impacts from the COVID-19 pandemic; and (3) $9.5 million in unfavorable foreign exchange impacts, primarily in Argentina, Europe and Mexico.

Service sales for the International segment decreased $0.1 million, or 0.6%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to a decrease in marketing services sales in Europe.

Operating Income from Continuing Operations

Operating income from continuing operations for the International segment decreased $9.4 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to lower print volume and pricing due to ongoing industry pressures, including the ongoing impacts from the COVID-19 pandemic, a $2.2 million increase in restructuring, impairment and transaction-related charges, partially offset by the receipt of a $2.2 million COVID-19 related government subsidy in Poland.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment increased $2.2 million, or 22.0%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following:

	Year Ended December 31,
	2020	2019	$ Change
Employee termination charges	$4.5	$1.3	$3.2
Impairment charges (a)	0.1	0.4	(0.3)
Other restructuring charges (b)	7.6	8.3	(0.7)
Total restructuring, impairment and transaction-related charges	$12.2	$10.0	$2.2
______________________________
(a)Includes $0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the years ended December 31, 2020 and 2019; and $0.3 million of land and building impairment charges during the year ended December 31, 2019.
(b)Includes $5.9 million and $2.8 million in charges from foreign currency losses as result of the economy in Argentina being classified as highly inflationary during the years ended December 31, 2020 and 2019, respectively; and includes $2.3 million in charges related to a value-added tax assessment for a closed facility during the year ended December 31, 2019.

Equity in Loss of Unconsolidated Entities

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in loss of unconsolidated entity in the International segment decreased $0.1 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, due to a decrease in earnings at the Company’s investment in Plural.

Unrestricted Subsidiaries

As of December 31, 2020, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2020	2019
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$46.9	$104.0	$(57.1)	(54.9)%
Restructuring, impairment and transaction-related charges	1.8	54.8	(53.0)	(96.7)%

Operating Expenses

Corporate operating expenses decreased $57.1 million, or 54.9%, for the year ended December 31, 2020, compared with the year ended December 31, 2019, primarily due to the following: (1) a $53.0 million decrease in restructuring, impairment and transaction-related charges, (2) a $2.5 million decrease in employee-related costs, and (3) other cost reduction initiatives.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges decreased $53.0 million, or 96.7%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following:

	Year Ended December 31,
	2020	2019	$ Change
Employee termination charges	$0.2	$—	$0.2
Impairment charges (a)	—	3.0	(3.0)
Transaction-related charges (b)	1.3	51.6	(50.3)
Other restructuring charges	0.3	0.2	0.1
Total restructuring, impairment and transaction-related charges	$1.8	$54.8	$(53.0)
______________________________
(a)Includes $3.0 million of impairment charges for equipment during the year ended December 31, 2019.
(b)Includes a $45.0 million reverse termination fee paid during the year ended December 31, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $516.6 million as of December 31, 2020, which consisted of up to $461.4 million of unused capacity under its revolving credit arrangement, which was net of $38.6 million of issued letters of credit, and cash and cash equivalents of $55.2 million. Total liquidity is reduced to $382.9 million under the Company’s most restrictive debt covenants, and consists of $55.2 million in cash and cash equivalents and $327.7 million available under its revolving credit arrangement. There were no borrowings under the $500.0 million revolving credit facility as of December 31, 2020, and peak borrowings were $150.0 million during the year ended December 31, 2020.

The Company implemented cost reduction and cash conservation initiatives as previously described herein in response to the impact of the COVID-19 pandemic on its business. These actions include, among many others, delaying capital spending projects and temporarily suspending the Company’s quarterly dividend. The Company believes its expected future cash flows from operating activities, cost reduction and cash preservation initiatives, and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements.

Net Cash Provided by Operating Activities

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

Net cash provided by operating activities was $190.2 million for the year ended December 31, 2020, compared to $155.5 million for the year ended December 31, 2019, resulting in a $34.7 million increase in cash provided by operating activities. The increase was primarily due to a $37.4 million increase in cash from earnings, partially offset by a $2.7 million decrease in cash flows from changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

Net cash provided by investing activities was $9.7 million for the year ended December 31, 2020, compared to $208.1 million used in investing activities for the year ended December 31, 2019, resulting in a $217.8 million increase in cash provided by investing activities. The increase was primarily due to the following: (1) a $118.8 million decrease from the acquisition of businesses; (2) a $50.2 million increase in the proceeds from the sale of businesses; (3) a $50.0 million decrease in purchases of property, plant and equipment; (4) a $5.0 million decrease in loan to an unconsolidated entity; and (5) a $4.5 million increase in the proceeds from property insurance claims. These increases were partially offset by (1) a $10.1 million decrease in proceeds from the sale of property, plant and equipment; (2) a $0.5 million investment in an unconsolidated entity; and (3) a $0.1 million decrease in other investing activities.

Net Cash Provided by (Used in) Financing Activities

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

Net cash used in financing activities was $223.6 million for the year ended December 31, 2020, compared to $61.8 million provided by financing activities for the year ended December 31, 2019, resulting in a $285.4 million increase in cash used in financing activities. The increase was primarily due to a $336.4 million decrease in net borrowings of debt and lease obligations in 2020 compared to 2019, and a $22.4 million increase in cash used in changes in ownership of noncontrolling interests. These increases were partially offset by (1) a $47.6 million decrease in payment of cash dividends; (2) a $17.5 million decrease in payments of debt issuance costs and financing fees; (3) a $5.6 million decrease in equity awards redeemed to pay employees’ tax obligations; and (4) a $2.7 million decrease in other financing activities.

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

Free Cash Flow for the years ended December 31, 2020 and 2019, was as follows:

	Year Ended December 31,
	2020	2019
	(dollars in millions)
Net cash provided by operating activities	$190.2	$155.5

Less: purchases of property, plant and equipment	(61.0)	(111.0)
Plus: LSC-related payments (1)	—	61.3

Free Cash Flow (non-GAAP)	$129.2	$105.8
______________________________
(1)LSC-related payments include transaction-related costs associated with the proposed, but now terminated, acquisition of LSC, including the $45.0 million reverse termination fee and incremental interest payments associated with the 2019 amended debt refinancing.

Free Cash Flow increased $23.4 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to a $50.0 million decrease in capital expenditures, partially offset by a $26.6 million decrease in net cash provided by operating activities, when excluding $61.3 million in LSC-related payments. See the “Net Cash Provided by Operating Activities” section above for further explanations of the change in operating cash flows and the “Net Cash Used in Investing Activities” section above for further explanations of the changes in purchases of property, plant and equipment. The above calculation of Free Cash Flow includes the cash flows related to the Book business for all periods presented.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and finance lease obligations less cash and cash equivalents (Net Debt) divided by the trailing twelve months Adjusted EBITDA, comprised of the sum of the following: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) attributable to Quad common shareholders to EBITDA in the “Results of Operations” section above); (2) restructuring, impairment and transaction-related charges; (3) earnings (loss) from discontinued operations, net of tax; (4) net pension income; (5) employee stock ownership plan contributions; (6) loss (gain) on debt extinguishment; (7) equity in (earnings) loss of unconsolidated entity; (8) Adjusted EBITDA for unconsolidated equity method investments (calculated in a consistent manner with the calculation for Quad); and (9) net earnings (loss) attributable to noncontrolling interests.

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

The Debt Leverage Ratio as of December 31, 2020 and 2019, was as follows:

	December 31, 2020		December 31, 2019
	(dollars in millions)
Total debt and finance lease obligations on the consolidated balance sheets	$928.2		$1,112.2
Less: Cash and cash equivalents	55.2		78.7
Net Debt (non-GAAP)	$873.0		$1,033.5

Divided by: Adjusted EBITDA for the year ended (non-GAAP)	$260.4		$334.9

Debt Leverage Ratio (non-GAAP)	3.35	x	3.09	x

The calculation of Adjusted EBITDA for the years ended December 31, 2020 and 2019, was as follows:

	Year Ended December 31,
	2020	2019
	(dollars in millions)
Net loss attributable to Quad common shareholders	$(128.3)	$(156.3)
Interest expense	68.8	90.0
Income tax benefit	0.3	(24.4)
Depreciation and amortization	181.6	209.5
EBITDA (non-GAAP)	$122.4	$118.8
Restructuring, impairment and transaction-related charges	124.1	89.4
Loss from discontinued operations, net of tax	21.9	100.6
Net pension income	(10.5)	(6.0)
Loss on debt extinguishment	1.8	30.5
Other (1)	0.7	1.6
Adjusted EBITDA (non-GAAP)	$260.4	$334.9
______________________________
(1)Other is comprised of equity in loss of unconsolidated entity, Adjusted EBITDA for unconsolidated equity method investments and net loss attributable to noncontrolling interests.

The Debt Leverage Ratio, at December 31, 2020, increased 0.26x to 3.35x compared to December 31, 2019, primarily due to a $74.5 million decrease in Adjusted EBITDA, partially offset by a $160.5 million decrease in debt and finance lease obligations. The Debt Leverage Ratio, at December 31, 2020, is above management’s desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company expects to operate above the Debt Leverage Ratio target range due to the ongoing impacts from the COVID-19 pandemic. The Company will also operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Description of Significant Outstanding Debt Obligations as of December 31, 2020

As of December 31, 2020, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦$500.0 million revolving credit facility (no outstanding balance as of December 31, 2020); and

◦$825.0 million Term Loan A ($657.6 million outstanding as of December 31, 2020);

•Senior Unsecured Notes ($238.7 million outstanding as of December 31, 2020); and

•Master Note and Security Agreement ($15.6 million outstanding as of December 31, 2020).

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

The Company completed the fourth amendment to the Senior Secured Credit Facility on June 29, 2020. The Senior Secured Credit Facility was amended to (a) provide for certain financial covenant relief through the fiscal quarter ending September 30, 2021 (the Covenant Relief Period); (b) reduce the aggregate amount of the existing revolving credit facility from $800.0 million to $500.0 million; (c) make certain adjustments to pricing such as the addition of a 0.75% LIBOR floor; and (d) prohibit repurchases of capital stock and payments of cash dividends during the Covenant

Relief Period. Certain amendments were also made to the quarterly financial covenants to which the Company is subject, which are further described below.

At December 31, 2020, the Company had no outstanding borrowings on the revolving credit facility, and had $38.6 million of issued letters of credit, leaving $461.4 million available for future borrowings. Borrowings under the revolving credit facility and delayed draw Term Loan A made under the Senior Secured Credit Facility at December 31, 2020, bear interest at 2.50% in excess of reserve adjusted LIBOR, with a LIBOR floor of 0.75%, or 1.50% in excess of an alternate base rate. The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

Senior Unsecured Notes

The Company issued $300.0 million aggregate principal amount of its Senior Unsecured Notes due May 1, 2022, on April 28, 2014, of which $238.7 million is outstanding as of December 31, 2020. The Senior Unsecured Notes bear interest at 7.0%, and interest is payable semi-annually. The Senior Unsecured Notes were issued to extend and stagger the Company’s debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals. The Company received $294.8 million in net proceeds from the sale of the Senior Unsecured Notes, after deducting the initial purchasers’ discounts and commissions. The proceeds from the Senior Unsecured Notes were used for the same purposes detailed above for the Senior Secured Credit Facility.

The Company repurchased $4.7 million of its outstanding Senior Unsecured Notes in the open market, resulting in a net gain on debt extinguishment of $0.8 million during the year ended December 31, 2020. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

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

Master Note and Security Agreement

On September 1, 1995, and as last amended on November 24, 2014, the Company entered into the Master Note and Security Agreement pursuant to which the Company issued over time senior notes in an aggregate principal amount of $1.1 billion in various tranches, of which $15.6 million was outstanding as of December 31, 2020. The senior notes under the Master Note and Security Agreement had a weighted average interest rate of 7.78% at December 31, 2020, which is fixed to maturity, with interest payable semiannually. Principal payments commenced September 1997 and extend through April 2026 in various tranches. The notes are collateralized by certain United States press equipment under the terms of the Master Note and Security Agreement.

The Company redeemed $37.6 million of its senior notes under the Master Note and Security Agreement, at par (the outstanding principal balance as of the date of payment), during the year ended December 31, 2020. There was no direct gain or loss recognized as a result of the tender as all notes were redeemed at par; however, $0.2 million of unamortized debt issuance costs related to the tendered notes were recognized as a loss on debt extinguishment during the year ended December 31, 2020. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2020:

•Maximum Total Net Leverage Ratio. On a rolling twelve-month basis, the Maximum Total Net Leverage Ratio, defined as consolidated total indebtedness, net of no more than $75.0 million of unrestricted cash, to consolidated EBITDA, shall not exceed (i) 4.50 to 1.00 for the quarters ending December 31, 2020 and March 31, 2021, (ii) 4.25 to 1.00 for the quarter ending June 30, 2021, and (iii) 4.125 to 1.00 for the quarter ending September 30, 2021 (for the twelve months ended December 31, 2020, the Company’s Maximum Total Net Leverage Ratio was 3.29 to 1.00). After the Covenant Relief Period, the Company will be required to comply with the Total Leverage Ratio covenant, defined as consolidated total indebtedness to consolidated EBITDA which shall not exceed 3.75 to 1.00.

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:

◦Senior Secured Leverage Ratio. On a rolling twelve-month basis, the Senior Secured Leverage Ratio, defined as consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2020, the Company’s Senior Secured Leverage Ratio was 2.41 to 1.00).

•Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2020, the Company’s Interest Coverage Ratio was 4.64 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of December 31, 2020. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. The following limitations utilize a Total Net Leverage Ratio calculation, which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA (for the twelve months ended December 31, 2020, the Company’s Total Net Leverage Ratio was 3.30 to 1.00).

•If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions, provided, however, that no such restricted payments shall be made during the Covenant Relief Period. As the Company’s Total Net Leverage Ratio as of December 31, 2020, was 3.30 to 1.00, and we are in the Covenant Relief Period, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 2.41 to 1.00 and Total Net Leverage Ratio was 3.30 to 1.00, as of December 31, 2020.

Net Pension Obligations

The net underfunded pension and MEPPs obligations decreased by $30.7 million during the year ended December 31, 2020, from $123.0 million at December 31, 2019, to $92.3 million at December 31, 2020. This decrease in overall pension obligations was primarily due to an actual return on pension plan assets of 17.0% during the year ended December 31, 2020, which was above the expected return on plan assets assumption of 5.75%, payments totaling $11.4 million made to the MEPPs and $7.8 million in employer pension contributions during the year ended December 31, 2020. The decrease was partially offset by an 83 basis point decrease in the pension discount rate from 3.20% at December 31, 2019, to 2.37% at December 31, 2020.

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

The Company is currently prohibited from repurchasing capital stock through the Covenant Relief Period, in accordance with the fourth amendment to the April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020. There were no shares of the Company’s class A stock repurchased during the years December 31, 2020 and 2019. As of December 31, 2020, there were $100.0 million of authorized repurchases remaining under the program.

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

Contractual Obligations and Other Commitments

The Company’s contractual cash obligations at December 31, 2020, were as follows (in millions):

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Debt obligations(1)	$1,036.6	$67.8	$317.7	$109.7	$539.8	$1.1	$0.5
Operating lease obligations(2)	93.7	31.1	23.1	16.6	9.6	6.8	6.5
MEPPs withdrawal obligations(3)	51.2	6.2	6.2	6.2	4.0	3.8	24.8
Pension benefit obligations(4)	12.2	4.0	0.7	0.7	0.6	6.2	—
Finance lease obligations(5)	5.1	2.9	1.6	0.4	0.1	0.1	—
Purchase obligations(6)	11.1	10.4	0.3	0.3	0.1	—	—
Business acquisitions(7)	7.7	7.7	—	—	—	—	—
Total(8)(9)	$1,217.6	$130.1	$349.6	$133.9	$554.2	$18.0	$31.8
______________________________
(1)Debt obligations include $106.3 million for anticipated future interest payments, including $14.7 million of estimated interest payments from the interest rate swaps, and excludes $6.9 million for future amortization of debt issuance costs. During 2020, the Company paid in advance the full amount of required amortization payments on its Term Loan A, totaling $67.1 million for the year ended December 31, 2021. The Company also paid in advance $43.6 million of required amortization payments on its Term Loan A for the year ended December 31, 2022. Amounts included in “Thereafter” include principal payments and estimated interest expense through April 2026.

(2)Operating lease obligations include $10.8 million for anticipated future interest payments.

(3)MEPPs withdrawal obligations include $15.5 million for anticipated future interest payments. See Note 16, “Employee Retirement Plans,” to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of the MEPPs withdrawal liability.

(4)For the pension benefit obligations, contributions and benefit payments to be funded from Company assets included in the table have been actuarially estimated over a five year period. While benefit payments under these benefit plans are expected to continue beyond 2025, the Company believes that an estimate beyond this period is unreasonable.

(5)Finance lease obligations include $0.3 million for anticipated future interest payments.

(6)Purchase obligations consist primarily of $8.7 million in firm commitments to purchase press and finishing equipment and $2.4 million of other purchase obligations.

(7)Business acquisitions represents an estimated $7.7 million of future cash payments associated with the acquisition of Ivie.

(8)The contractual obligations table above does not include reserves for uncertain tax positions recorded in accordance with the accounting guidance on uncertainties in income taxes. The Company has taken tax positions for which the ultimate amount and the year(s) any necessary payments will be made that pertain to those tax positions is uncertain. The reserve for uncertain tax positions prior to interest and penalties was $11.6 million as of December 31, 2020, of which $5.2 million was included in other long-term liabilities, $6.1 million was included in deferred income taxes and $0.3 million was included in accrued liabilities in the consolidated balance sheets. The Company has also recorded reserves for interest and penalties related to uncertain tax positions of $0.6 million and $0.1 million, respectively, as of December 31, 2020.

(9)The contractual obligations table above does not include the share repurchase program as no repurchases are required under the program. See the “Share Repurchase Program” section above for further discussion, including the maximum potential cash payments under the program.

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

Within the United States Print and Related Services Segment, the Company has identified three reporting units: (1) Core Print and Related Services; (2) Specialty Print and Related Services; and (3) Other United States Products and Services. As of December 31, 2020, goodwill totaled $103.0 million and was allocated to the Core Print and Related Services. The Specialty Print and Related Services reporting unit and the Other United States Products and Services reporting unit have no goodwill allocated to them. Additionally, there is no goodwill in the International segment on the consolidated balance sheets.

Due to the decline in the Company’s stock price and the uncertainty and impacts of the COVID-19 pandemic on the Company and the global economy, an interim goodwill impairment test was completed on the goodwill in the Core Print and Related Services reporting unit during the first quarter of 2020. As a result, the Company determined the fair value of the Core Print and Related Services reporting unit exceeded the carrying value, and therefore no impairment was recorded. The Company completed its annual impairment test as of October 31, 2020, and identified no indicators of impairment in any of the Company's reporting units during the year ended December 31, 2020.

In determining the fair value of the Core Print and Related Services reporting unit as of October 31, 2020, the Company used an equal weighting of both the income and market approaches. Significant assumptions used under the income approach included: estimated future cash flows including expected future revenue growth, profit margins, capital expenditures, working capital levels, terminal value multiples and an 11.1% after-tax weighted average cost of capital for the Core Print and Related Services. Estimated future cash flows were based on the Company's internal projection models, industry projections and other assumptions deemed reasonable by management. Significant assumptions used under the market approach included: a control premium based on similar transactions, selection of the guideline public companies and selected market multiples. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 15, “Financial Instruments and Fair Value Measurements,” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for the definition of Level 3 inputs).

After completing the annual evaluation, the estimated fair value of the Core Print and Related Services reporting unit in the United States Print and Related Services segment was determined to exceed the carrying value of the reporting unit. In addition, the Company performed a sensitivity analysis as of October 31, 2020, on the material assumptions used in the discounted cash flow valuation models. In performing the annual goodwill impairment assessment, the percentage by which estimated fair value exceeded carrying value in the Core Print and Related Services reporting unit was more than 50%. As such, management concluded that no impairment existed as of October 31, 2020. No additional indications of impairment were identified between October 31, 2020, and December 31, 2020.

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

Based on the assessments completed during the years ended December 31, 2020, and 2019, the Company recognized property, plant and equipment impairment charges from continuing operations of $64.1 million and $7.9 million, respectively, primarily related to facility consolidations, as well as other capacity and strategic reduction restructuring initiatives. There were no finite-lived intangible asset impairment charges recorded during the years ended December 31, 2020 and 2019.

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

The weighted average discount rate used to determine benefit obligations for the pension plans at December 31, 2020, was 2.37%, a 83 basis point decrease from the discount rate of 3.20% at December 31, 2019. A one-percentage point change in the discount rate would have the following impact on the projected benefit obligation and the net periodic benefit cost as of December 31, 2020:

	1.0% Increase	1.0% Decrease
	(in millions)
Projected benefit obligation	$(47.9)	$55.9
Net pension income	$(3.4)	$2.6

The Company employs a total return on investment approach for its pension plans whereby a diversified mix of equity securities and debt securities are used to maximize the long-term pension plan assets. The intent of this strategy is to outperform the growth in plan liabilities over the long run, such that plan contributions can be decreased, balanced with maintaining a lower degree of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Equity securities are diversified across geography and market capitalization through investments in United States large-capitalization stocks, United States small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. The current target asset allocation for plan assets on a weighted average basis are 30% equity securities and 70% debt securities. The actual asset allocation as of December 31, 2020, was approximately 30% equity securities and 70% debt securities. The expected return on plan assets assumption was 5.75% and 6.25% at December 31, 2020 and 2019, respectively, for the Company’s funded United States pension plans. Actual return on plan assets was 17.00% and 21.28% for the years ended December 31, 2020 and 2019, respectively. Certain pension plans are unfunded (those plans do not hold plan assets).

A 25 basis point change in the expected return on plan assets would have the following impact on net pension income for the year ended December 31, 2020:

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

The following tables present summarized financial information for Quad and the Guarantor Subsidiaries on a combined basis after intercompany transactions have been eliminated, including adjustments to remove the equity in earnings from the Non-Guarantor Subsidiaries. During the year ended December 31, 2020, six Non-Guarantor subsidiaries of the Company became Guarantor subsidiaries. Accordingly, the material supplemental financial information for all periods presented below has been recast to reflect subsidiaries per the Senior Unsecured Notes agreement that were Guarantor Subsidiaries as of December 31, 2020.

	Year Ended
Statement of Operations Financial Information	December 31, 2020	December 31, 2019
Net sales	$2,660.6	$3,580.2
Cost of sales	2,114.4	2,906.8
Gross Profit	546.2	673.4

Net earnings (loss) from continuing operations	(106.5)	(62.0)
Loss from discontinued operations, net of tax	(21.9)	(100.6)
Net earnings (loss)	(128.4)	(162.6)
Less: net earnings (loss) attributable to noncontrolling interests	(0.2)	—
Net earnings (loss) attributable to Quad common shareholders	$(128.2)	$(162.6)

Balance Sheet Financial Information	December 31, 2020	December 31, 2019
Total current assets	$580.0	$794.9
Total long-term assets	1,555.5	1,911.2
Total current liabilities	598.1	729.8
Total long-term liabilities	1,143.3	1,335.7
Noncontrolling interests	0.7	17.7

Included in long-term assets in the table above are $11.6 million and $12.5 million of current intercompany loan receivables due to Quad from the Non-Guarantor Subsidiaries as of December 31, 2020 and 2019, respectively. Also included in long-term assets are $428.8 million and $427.9 million of intercompany investments by Quad and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries. Included in current liabilities are $2.9 million and $16.3 million of current intercompany payables due to the Non-Guarantor Subsidiaries from Quad and the Guarantor Subsidiaries as of December 31, 2020 and 2019, respectively.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at December 31, 2020, was primarily comprised of $657.6 million outstanding on the Term Loan A. As of December 31, 2020, there was no outstanding balance on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into a $250.0 million interest rate swap in February 2017 and a $130.0 million interest rate swap in March 2019, and has classified $380.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $380.0 million interest rate swap of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $278.4 million at a current weighted average interest rate of 3.4% and fixed rate debt and finance leases outstanding of $649.8 million at a current weighted average interest rate of 5.5% as of December 31, 2020. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at December 31, 2020, by approximately $4 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s consolidated balance sheets. As of December 31, 2020, the Company’s foreign subsidiaries (excluding Argentina due to the economy’s status as highly inflationary) had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $33.6 million. The potential decrease in net current assets as of December 31, 2020, from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $3.4 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

The Company has considered the economy in Argentina to be highly inflationary, effective June 30, 2018. In accordance with Accounting Standards Codification 830 “Foreign Currency Matters”, a highly inflationary economy is one that has experienced cumulative inflation of approximately 100 percent or more over a three-year period. An entity is required to apply the revised accounting guidance in the reporting period following when the economy was deemed to be highly inflationary. As a result of this classification, the functional currency of the Company's Argentina subsidiaries was changed from the local currency to the U.S. Dollar, beginning July 1, 2018, and impacts from the change in the value of the local currency for monetary assets and liabilities is now reflected in the consolidated statements of operations. Due to the Argentina economy classification as highly inflationary, the impact from foreign currency losses was $5.9 million and $2.8 million during the years ended December 31, 2020 and 2019, respectively, and was recorded in restructuring, impairment and transaction-related charges in the consolidated statements of operations. The Company’s operations in Argentina represented less than 2.0% of total consolidated assets as of December 31, 2020, and less than 2.0% of total consolidated net sales for the year ended December 31, 2020.

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $33.8 million as of December 31, 2020.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the year ended December 31, 2020, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions, including the impacts from the COVID-19 pandemic, could result in significant future charges. The Company is continuing to actively monitor the situation and related risks around the COVID-19 pandemic.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quad/Graphics, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principles
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

•We tested the effectiveness of controls related to the revenue recognition process.

•We evaluated management’s significant accounting policies related to revenue recognition for reasonableness.

•We selected a sample of recorded revenue transactions and performed the following procedures:

◦Obtained customer source documents and the contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been appropriately considered by management.

◦Evaluated management’s application of their accounting policy and tested revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying master agreement and any related amendments.

◦Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 24, 2021

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Quad/Graphics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Quad/Graphics, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 24, 2021

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2020	2019
Net sales
Products	$2,228.7	$3,098.3
Services	700.9	825.1
Total net sales	2,929.6	3,923.4
Cost of sales
Products	1,831.5	2,615.6
Services	503.3	576.6
Total cost of sales	2,334.8	3,192.2
Operating expenses
Selling, general and administrative expenses	335.1	397.6
Depreciation and amortization	181.6	209.5
Restructuring, impairment and transaction-related charges	124.1	89.4
Total operating expenses	2,975.6	3,888.7
Operating income (loss) from continuing operations	(46.0)	34.7
Interest expense	68.8	90.0
Net pension income	(10.5)	(6.0)
Loss on debt extinguishment	1.8	30.5
Loss from continuing operations before income taxes and equity in loss of unconsolidated entity	(106.1)	(79.8)
Income tax expense (benefit)	0.3	(24.4)
Loss from continuing operations before equity in loss of unconsolidated entity	(106.4)	(55.4)
Equity in loss of unconsolidated entity	0.2	0.3
Net loss from continuing operations	(106.6)	(55.7)
Loss from discontinued operations, net of tax	(21.9)	(100.6)
Net loss	(128.5)	(156.3)
Less: net loss attributable to noncontrolling interests	(0.2)	—
Net loss attributable to Quad common shareholders	$(128.3)	$(156.3)

Loss per share attributable to Quad common shareholders
Basic and diluted:
Continuing operations	$(2.10)	$(1.11)
Discontinued operations	(0.43)	(2.01)
Basic and diluted loss per share attributable to Quad common shareholders	$(2.53)	$(3.12)

Weighted average number of common shares outstanding
Basic and diluted	50.6	50.0
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2020	2019
Net loss	$(128.5)	$(156.3)

Other comprehensive loss
Translation adjustments
Foreign currency translation adjustments	0.9	(1.3)
Translation of long-term loans to foreign subsidiaries	(0.7)	0.3
Total translation adjustments	0.2	(1.0)

Interest rate swap adjustments	(7.5)	(10.7)

Pension benefit plan adjustments
Net gain (loss) arising during period	3.2	(8.1)
Settlement charge on pension benefit plans included in net loss	0.1	—
Total pension benefit plan adjustments	3.3	(8.1)

Other comprehensive loss, before tax	(4.0)	(19.8)

Income tax impact related to items of other comprehensive loss	(0.1)	4.8

Other comprehensive loss, net of tax	(4.1)	(15.0)

Total comprehensive loss	(132.6)	(171.3)

Less: comprehensive loss attributable to noncontrolling interests	(0.2)	—

Comprehensive loss attributable to Quad common shareholders	$(132.4)	$(171.3)
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$55.2	$78.7
Receivables, less allowances for credit losses of $33.8 million at December 31, 2020, and $25.0 million at December 31, 2019	399.1	456.1
Inventories	170.2	210.5
Prepaid expenses and other current assets	54.7	109.0
Current assets of discontinued operations	—	56.6
Total current assets	679.2	910.9
Property, plant and equipment—net	884.2	1,036.5
Operating lease right-of-use assets—net	81.0	97.9
Goodwill	103.0	103.0
Other intangible assets—net	104.3	137.2
Equity method investment in unconsolidated entity	2.6	3.6
Other long-term assets	73.4	127.5
Long-term assets of discontinued operations	—	0.5
Total assets	$1,927.7	$2,417.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$320.0	$416.7
Other current liabilities	310.8	303.0
Short-term debt and current portion of long-term debt	20.7	40.0
Current portion of finance lease obligations	2.8	7.7
Current portion of operating lease obligations	28.4	30.2
Current liabilities of discontinued operations	—	15.8
Total current liabilities	682.7	813.4
Long-term debt	902.7	1,058.5
Finance lease obligations	2.0	6.0
Operating lease obligations	54.5	70.4
Deferred income taxes	4.2	2.8
Other long-term liabilities	196.8	221.1
Long-term liabilities of discontinued operations	—	0.6
Total liabilities	1,842.9	2,172.8
Commitments and contingencies (Note 11)
Shareholders’ equity (Note 19)
Preferred stock, $0.01 par value; Authorized: 0.5 million shares; Issued: None	—	—
Common stock, Class A, $0.025 par value; Authorized: 105.0 million shares; Issued: 40.4 million shares at December 31, 2020, and 40.3 million shares at December 31, 2019	1.0	1.0
Common stock, Class B, $0.025 par value; Authorized: 80.0 million shares; Issued: 13.5 million shares at December 31, 2020 and 2019	0.4	0.4
Common stock, Class C, $0.025 par value; Authorized: 20.0 million shares; Issued: 0.5 million shares at December 31, 2020 and 2019	—	—
Additional paid-in capital	833.1	847.4
Treasury stock, at cost, 0.7 million shares at December 31, 2020, and 1.6 million shares at December 31, 2019	(13.1)	(31.5)
Accumulated deficit	(566.0)	(423.5)
Accumulated other comprehensive loss	(171.3)	(167.2)
Quad’s shareholders’ equity	84.1	226.6
Noncontrolling interests	0.7	17.7
Total shareholders’ equity and noncontrolling interests	84.8	244.3
Total liabilities and shareholders’ equity	$1,927.7	$2,417.1
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(128.5)	$(156.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	181.6	223.1
Impairment charges	75.6	100.0
Goodwill impairment	—	10.1
Amortization of debt issuance costs and original issue discount	2.6	3.6
Loss on debt extinguishment	1.8	30.5
Stock-based compensation	10.6	13.6
Gain on the sale or disposal of property, plant and equipment	(1.8)	(6.6)
Loss (gain) on the sale of businesses	3.5	(8.4)
Gain from property insurance claims	(4.7)	(0.8)
Deferred income taxes	48.5	(57.1)
Equity in loss of unconsolidated entity	0.2	0.3
Changes in operating assets and liabilities—net of acquisitions:
Receivables	72.8	57.1
Inventories	45.8	61.3
Prepaid expenses and other current assets	0.2	(8.5)
Accounts payable and other current liabilities	(90.5)	(87.6)
Other	(27.5)	(18.8)
Net cash provided by operating activities	190.2	155.5

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(61.0)	(111.0)
Cost investment in unconsolidated entities	(0.5)	—
Proceeds from the sale of property, plant and equipment	7.4	17.5
Proceeds from the sale of businesses	61.3	11.1
Proceeds from property insurance claims	4.8	0.3
Loan to an unconsolidated entity	—	(5.0)
Acquisition of businesses—net of cash acquired (Note 3)	(2.2)	(121.0)
Other investing activities	(0.1)	—
Net cash provided by (used in) investing activities	9.7	(208.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1.0	1,285.1
Payments of long-term debt	(177.9)	(1,119.4)
Payments of finance lease obligations	(7.4)	(8.7)
Borrowings on revolving credit facilities	350.6	3,636.1
Payments on revolving credit facilities	(351.7)	(3,642.1)
Payments of debt issuance costs and financing fees	(2.7)	(20.2)
Change in ownership of noncontrolling interests	(22.4)	—
Equity awards redeemed to pay employees’ tax obligations	(1.0)	(6.6)
Payment of cash dividends	(9.5)	(57.1)
Other financing activities	(2.6)	(5.3)
Net cash provided by (used in) financing activities	(223.6)	61.8
Effect of exchange rates on cash and cash equivalents	0.2	—
Net increase (decrease) in cash and cash equivalents	(23.5)	9.2
Cash and cash equivalents at beginning of year	78.7	69.5
Cash and cash equivalents at end of year	$55.2	$78.7
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at January 1, 2019	54.3	$1.4	$861.3	(2.7)	$(56.6)	$(211.4)	$(152.2)	$442.5	$17.7
Net loss	—	—	—	—	—	(156.3)	—	(156.3)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1.0)	(1.0)	—
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	(6.0)	(6.0)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(8.0)	(8.0)	—
Cash dividends declared ($1.05 per share)	—	—	—	—	—	(55.8)	—	(55.8)	—
Stock-based compensation	—	—	14.7	—	—	—	—	14.7	—
Issuance of share-based awards, net of other activity	—	—	(28.6)	1.6	31.7	—	—	3.1	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.5)	(6.6)	—	—	(6.6)	—
Balance at December 31, 2019	54.3	1.4	847.4	(1.6)	(31.5)	(423.5)	(167.2)	226.6	17.7
Accumulated deficit transition adjustment for adoption of ASU 2016-13, net of tax (Note 7)	—	—	—	—	—	(6.3)	—	(6.3)	—
Balance at January 1, 2020	54.3	1.4	847.4	(1.6)	(31.5)	(429.8)	(167.2)	220.3	17.7
Net loss	—	—	—	—	—	(128.3)	—	(128.3)	(0.2)
Change in ownership of noncontrolling interests	—	—	(5.4)	—	—	—	—	(5.4)	(16.8)
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2	—
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	3.3	3.3	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(7.6)	(7.6)	—
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(7.9)	—	(7.9)	—
Stock-based compensation	—	—	10.7	—	—	—	—	10.7	—
Issuance of share-based awards, net of other activity	0.1	—	(19.6)	1.0	19.4	—	—	(0.2)	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.0)	—	—	(1.0)	—
Balance at December 31, 2020	54.4	$1.4	$833.1	(0.8)	$(13.1)	$(566.0)	$(171.3)	$84.1	$0.7
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—As a worldwide marketing solutions partner, Quad leverages its 50-year heritage of platform excellence, innovation, strong culture and social purpose to create a better way for its clients, employees and communities. The Company’s integrated marketing platform helps brands and marketers reduce complexity, increase efficiency and enhance marketing spend effectiveness. Quad provides its clients with unmatched scale for on-site services and expanded subject expertise in marketing strategy, creative solutions, media deployment and marketing management services. With a client-centric approach that drives the Company to continuously evolve its offering, combined with leading-edge technology and single-source simplicity, the Company has the resources and knowledge to help a wide variety of clients in multiple vertical industries, including retail, publishing, consumer technology, consumer packaged goods, financial services, insurance, healthcare and direct-to-consumer.

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

Discontinued Operations—The results of operations of the Company’s Book business have been reported as discontinued operations for all periods presented, in accordance with Accounting Standards Codification (“ASC”) 205-20 — Discontinued Operations. The corresponding current and long-term assets and liabilities of the Book business have been classified as held for sale in the consolidated balance sheets in accordance with ASC 205-20 as of December 31, 2019. The sale of the Book business was completed during 2020. The financial information pertaining to discontinued operations has been excluded from all relevant notes to the consolidated financial statements, unless otherwise noted. See all required disclosures and further information in Note 4, “Discontinued Operations” for information about the Company’s sale of its Book business.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into United States dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of shareholders’ equity, while transaction gains and losses are recorded in selling, general and administrative expenses on the consolidated statements of operations. Foreign exchange transactions resulted in losses of $2.0 million during the year ended December 31, 2020 and gains of $1.2 million during the year ended December 31, 2019.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company had a 49% interest in Plural, a commercial printer based in São Paulo, Brazil, as of December 31, 2020. The Company accounts for this entity using the equity method of accounting. The Company’s equity in the (earnings) loss of Plural’s operations was recorded in equity in (earnings) loss of unconsolidated entity in the Company’s consolidated statements of operations, and was included within the International segment. Distributions received from equity method investees follow the nature of the distribution approach, where each distribution is evaluated on the basis of the source of the payment and is classified as either operating cash inflows or investing cash inflows. The Company reviews its equity method investment regularly for indicators of other than temporary impairment. Quad had no other significant unconsolidated entities as of December 31, 2020.

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

Research and Development—Research and development costs related to the development of new products or the adaptation of existing products are expensed as incurred, included in cost of sales and totaled $3.0 million and $3.6 million during the years ended December 31, 2020 and 2019, respectively.

Cash and Cash Equivalents and Restricted Cash—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Receivables—Receivables are stated net of allowances for credit losses. No single customer comprised more than 5% of the Company’s consolidated net sales in 2020 or 2019, or 5% of the Company’s consolidated receivables as of December 31, 2020 or 2019. On January 1, 2020, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. This new impairment model, also known as the current expected credit loss (“CECL”) model, is based on expected losses rather than incurred losses. Under ASC 326—Financial Instruments—Credit Losses (“ASC 326”), the Company is required to measure expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts. The Company has adopted ASU 2016-13 using a modified retrospective transition approach and has recorded a cumulative-effect transition adjustment to accumulated deficit to increase the allowance for credit losses balance as of January 1, 2020. See Note 7, “Receivables,” for further discussion on the transactions affecting the allowances for doubtful accounts.

Inventories—Inventories include material, labor, and plant overhead and are stated at the lower of cost or net realizable value. At December 31, 2020 and 2019, all inventories were valued using the first-in, first-out method. See Note 8, “Inventories,” for the components of the Company’s inventories.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Leases—On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a right-of-use model requiring a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. The Company adopted ASU 2016-02 using the modified retrospective approach and applied the new guidance under ASC 842 — Leases (“ASC 842”) to those contracts existing at, or entered into after, January 1, 2019. See Note 13, “Leases,” for additional accounting policy and transition disclosures.

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

The Company has previously participated in MEPPs as a result of the acquisition of World Color Press. Due to the significant underfunded status of the MEPPs, the Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan, which is the form of retirement benefit provided to Quad’s employees. As a result of the decision to withdraw, the Company recorded an estimated withdrawal liability for the MEPPs as part of the World Color

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Press purchase price allocation process based on information received from the MEPPs’ trustees. See Note 16, “Employee Retirement Plans,” for further discussion.

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

The COVID-19 Pandemic Impacts and Response—The COVID-19 pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations and supply chain, although the full extent is still uncertain. The Company implemented cost reduction and cash conservation initiatives in response to the impact of the COVID-19 pandemic on its business, including implementing a COVID-19 Temporary Furlough Program through which employees take an unpaid leave of absence – the length of which varies upon business needs; temporary salary reductions for leaders through the end of July 2020, including a 50% salary reduction for the Chief Executive Officer and a 35% salary reduction for named executive officers; a temporary 50% reduction in retainer fees for the Company’s non-employee directors; temporarily suspending use of vacation and vacation payouts through the end of June 2020; temporarily suspending production at several manufacturing facilities where declining client volume or other effects of the pandemic impacted the Company’s ability to operate, all of which resumed operations by the end of September 2020; suspending quarterly dividend payments until further notice; and delaying capital spending projects. The Company also announced the permanent closures of the facilities located in the following locations as a result of ongoing volume declines, particularly in retail, that have been exacerbated by the COVID-19 pandemic during the year ended December 31, 2020: (1) Taunton, Massachusetts; (2) Fernley, Nevada; (3) Nashville, Tennessee; (4) Oklahoma City, Oklahoma; and (5) Charlotte, North Carolina. In addition, the Company amended its Senior Secured Credit Facility during the second quarter of 2020 to provide for certain financial covenant relief through the fiscal quarter ending September 30, 2021. The Company is continuing to evaluate its cost structure and expects to implement additional cost reduction measures as necessary. As the pandemic continues, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, all of which are still highly uncertain and cannot be predicted.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Supplemental Cash Flow Information—The following table summarizes certain supplemental cash flow information for the years ended December 31, 2020 and 2019:

	2020	2019
Interest paid, net of amounts capitalized	$52.3	$77.1
Income taxes paid	2.7	9.2
Non-cash investing and financing activities:
Non-cash finance lease additions	1.4	7.7
Non-cash operating lease additions	15.0	10.1
Acquisitions of businesses (see Note 3):
Fair value of assets acquired, net of cash	5.0	97.2
Liabilities assumed	(2.8)	(31.5)
Goodwill	—	58.5
Equity incentive awards	—	(3.2)
Acquisition of businesses—net of cash acquired	$2.2	$121.0

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the years ended December 31, 2020 and 2019:

	United States Print and Related Services	International	Total
Year ended December 31, 2020
Catalog, publications, retail inserts and directories	$1,402.0	$230.0	$1,632.0
Direct mail and other printed products	538.3	53.3	591.6
Other	3.7	1.4	5.1
Total Products	1,944.0	284.7	2,228.7
Logistics services	357.2	17.2	374.4
Imaging, marketing services and other services	326.4	0.1	326.5
Total Services	683.6	17.3	700.9
Total Net Sales	$2,627.6	$302.0	$2,929.6

Year ended December 31, 2019
Catalog, publications, retail inserts and directories	$2,014.7	$301.0	$2,315.7
Direct mail and other printed products	681.6	83.7	765.3
Other	17.0	0.3	17.3
Total Products	2,713.3	385.0	3,098.3
Logistics services	429.4	17.0	446.4
Imaging, marketing services and other services	378.3	0.4	378.7
Total Services	807.7	17.4	825.1
Total Net Sales	$3,521.0	$402.4	$3,923.4

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

The Company recognizes its Print revenues upon transfer of title and the passage of risk of loss, which is point-in-time upon shipment to the customer, and when there is a reasonable assurance as to collectability. Revenues related to the Company’s logistics operations, which includes the delivery of printed material, are included in the Print performance obligation and are also recognized at point-in-time as services are completed. Under agreements with certain customers, products may be stored by the Company for future delivery. In these situations, the Company may receive warehouse management fees for the services it provides. Revenue from warehouse management fees was immaterial for the years ended December 31, 2020 and 2019.

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

Costs to Obtain Contracts

In accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”), the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a customer contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the customer at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the year ended December 31, 2020, was as follows:

Costs to Obtain Contracts
Balance at January 1, 2020	$12.7
Costs to obtain contracts	1.0
Amortization of costs to obtain contracts	(5.0)
Balance at December 31, 2020	$8.7

Practical Expedients

The Company has elected to apply the following practical expedients allowed under ASC 606:
•For certain performance obligations related to print contracts, the Company has elected not to disclose the value of unsatisfied performance obligations for the following: (1) contracts that have an original expected length of one year or less; (2) contracts where revenue is recognized as invoiced; or (3) contracts with variable consideration related to unsatisfied performance obligations. The Company had zero volume commitments in contracts that extend beyond one year as of December 31, 2020.
•The Company expenses costs to obtain contracts as incurred when the contract duration is less than one year.
•The transaction amount is not adjusted for a significant financing component as the period between transfer of the products or services and payment is less than one year.
•The Company accounts for shipping and handling activities, which includes postage, that occur after control of the related products or services transfers to the customer as fulfillment activities and are therefore recognized at time of shipping.
•The Company excludes from its transaction price any amounts collected from customers for sales taxes.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 3. Acquisitions and Strategic Investments

2020 Change of Ownership in Rise Interactive

On June 15, 2020, the Company purchased units of equity in Rise from a previous holder in the form of a $15.9 million note payable paid in full on October 1, 2020, and $1.0 million cash paid on June 15, 2020. In addition, on June 15, 2020, Rise purchased and retired units of equity from previous holders of Rise for $5.4 million in cash. These transactions resulted in the Company’s ownership interest changing from 57% to 99%. The Company began consolidating the results of Rise in the Company’s consolidated financial statements when its equity ownership increased to 57% on March 14, 2018. The portion of Rise’s operating results not owned by the Company of 43% through June 15, 2020 and of 1% after June 15, 2020 is recorded as net earnings (loss) attributable to noncontrolling interests on the consolidated statement of operations. The portion of net assets not owned by the Company is recorded as noncontrolling interests as of the respective dates shown on the consolidated balance sheets.

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

On July 1, 2020, the Company completed the sale of its Versailles, Kentucky book manufacturing plant to CJK Group, Inc., which serves book, magazine, catalog and journal publishers, for $7.0 million in cash and the assumption of approximately $3.0 million in finance lease obligation, resulting in a $10.1 million impairment charge related to property, plant and equipment and a $3.0 million gain on the sale of the business during the year ended December 31, 2020. Working capital was finalized during the third quarter of 2020. The Company used the proceeds from the sale to reduce debt.

On October 31, 2020, the Company completed the sale of its Fairfield, Pennsylvania and Martinsburg, West Virginia book manufacturing plants to Berryville Graphics, a division of Bertelsmann Printing Group USA, a media, services and education company, for $14.2 million in cash, resulting in a loss on the sale of the business of $3.5 million and a $1.4 million impairment charge related to property plant and equipment during the year ended December 31, 2020. Working capital was finalized during the fourth quarter of 2020. The Company used the proceeds from the sale to

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
reduce debt. This sale was the final step in the previously announced strategic decision to divest the Company’s Book business to optimize its product portfolio.

The following table summarizes the results of operations of the Company’s Book business, which are included in the loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2020 and 2019.

	For The Year Ended December 31,
	2020	2019
Total net sales	$79.4	$213.8
Total cost of sales, excluding depreciation and amortization	80.4	226.8
Selling, general and administrative expenses	4.2	5.5
Depreciation and amortization	—	13.6
Restructuring, impairment and transaction-related charges (1)	16.4	92.1
Goodwill impairment (2)	—	10.1
Other expenses, net	0.3	0.1
Loss from discontinued operations before income taxes	(21.9)	(134.4)
Income tax benefit	—	(33.8)
Loss from discontinued operations, net of tax	$(21.9)	$(100.6)
______________________________
(1)The Company recognized $11.5 million of impairment charges for tangible property, plant and equipment during the year ended December 31, 2020, to reduce the carrying value of the Book business to its fair value, and recognized $2.2 million in employee termination charges and $2.7 million in other restructuring charges during the year ended December 31, 2020. Impairment charges recognized to reduce the carrying value of the Book business to its fair value during during the year ended December 31, 2019 included: $86.5 million of impairment charges for tangible property, plant and equipment and $5.6 million of impairment charges for contract assets.
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

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the Book business during the years ended December 31, 2020 and 2019 were as follows:

	For The Year Ended December 31,
	2020	2019
Cash flows used in operating activities	$(3.9)	$(8.0)
Cash flows provided by (used in) investing activities	19.6	(17.2)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following table summarizes the current and long-term assets and liabilities of the discontinued Book business that were classified as held for sale in the consolidated balance sheets at December 31, 2020, and 2019:

	December 31, 2020	December 31, 2019
Receivables—net	$—	$19.6
Inventories	—	14.0
Prepaid expenses and other current assets (1)	—	23.0
Current assets of discontinued operations	—	56.6

Property, plant and equipment—net	—	—
Operating lease right-of-use assets—net	—	0.2
Goodwill	—	—
Other long-term assets	—	0.3
Long-term assets of discontinued operations	—	0.5

Accounts payable	—	7.0
Other current liabilities	—	8.5
Current portion of finance lease obligations	—	0.1
Current portion of operating lease obligations	—	0.2
Current liabilities of discontinued operations	—	15.8

Finance lease obligations	—	—
Other long-term liabilities	—	0.6
Long-term liabilities of discontinued operations	—	0.6
______________________________
(1)Includes land and building assets that were reclassified to other current assets as of December 31, 2019.

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the years ended December 31, 2020 and 2019, as follows:

	2020	2019
Employee termination charges	$34.7	$22.2
Impairment charges	64.1	7.9
Transaction-related charges	1.4	51.6
Integration costs	1.9	3.3
Other restructuring charges	22.0	4.4
Total	$124.1	$89.4

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure. The Company has announced a total of 50 plant closures since 2010. The Company announced the closures of the facilities located in Charlotte, North Carolina; Taunton, Massachusetts (retail facility); Fernley, Nevada; Nashville, Tennessee; and Oklahoma City, Oklahoma during the year ended December 31, 2020. The Company classifies the following charges as restructuring:

•Employee termination charges are incurred when the Company reduces its workforce through facility consolidations and separation programs.

•Integration costs are incurred primarily for the integration of acquired companies (see Note 3, “Acquisitions and Strategic Investments,” for descriptions of the Company’s recent acquisitions).

•Other restructuring charges are comprised of the following components and are presented net of any gains on the sale of facilities and businesses. During the year ended December 31, 2020, the Company recognized gains from the sale of the facilities located in Midland, Michigan and Shakopee, Minnesota. During the year ended December 31, 2019, the Company recognized an $8.4 million gain on the sale of a business, as well as gains from the sale of the facilities located in Franklin, Kentucky and Hazleton, Pennsylvania.

	Year Ended December 31,
	2020	2019
Vacant facility carrying costs and lease exit charges	$11.5	$9.5
Equipment and infrastructure removal costs	1.1	0.4
Gains on the sale of facilities	(1.6)	(6.1)
Other restructuring activities	11.0	0.6
Other restructuring charges	$22.0	$4.4

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $64.1 million during the year ended December 31, 2020, which consisted of $22.1 million, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities; and $42.0 million of land and building impairment charges.

The Company recognized impairment charges of $7.9 million during the year ended December 31, 2019, which consisted of $7.6 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities; and $0.3 million of land and building impairment charges. Additional impairment charges were recorded related to the Book business during the year ended December 31, 2019, which are disclosed in Note 4, “Discontinued Operations”.

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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $1.4 million and $51.6 million during the years ended December 31, 2020 and 2019, respectively. Transaction-related charges included a $45 million reverse termination fee paid during the year ended December 31, 2019, in connection with the termination of the definitive agreement pursuant to which Quad would have acquired LSC Communications, Inc. (“LSC”). The transaction-related charges were expensed as incurred in accordance with the applicable accounting guidance on business combinations.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the years ended December 31, 2020 and 2019, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges (Income)	Integration Costs	Other Restructuring Charges	Total
Balance at January 1, 2019	$9.3	$—	$1.2	$0.2	$17.1	$27.8
Expense, net	22.2	7.9	51.6	3.3	4.4	89.4
Cash payments, net	(20.0)	—	(52.6)	(3.2)	(1.8)	(77.6)
Non-cash adjustments/reclassifications	(1.6)	(7.9)	0.6	(0.1)	(6.1)	(15.1)
Balance at December 31, 2019	$9.9	$—	$0.8	$0.2	$13.6	$24.5
Expense, net	34.7	64.1	1.4	1.9	22.0	124.1
Cash payments, net	(29.7)	—	(1.7)	(2.1)	(10.5)	(44.0)
Non-cash adjustments/reclassifications	(0.3)	(64.1)	—	—	0.7	(63.7)
Balance at December 31, 2020	$14.6	$—	$0.5	$—	$25.8	$40.9

The Company’s restructuring reserves at December 31, 2020, included a short-term and a long-term component. The short-term portion included $33.1 million in other current liabilities (see Note 10, “Other Current and Long-Term Liabilities”) and $0.6 million in accounts payable in the consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $7.2 million was included in other long-term liabilities (see Note 10, “Other Current and Long-Term Liabilities”) in the consolidated balance sheets.

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

Due to the decline in the Company’s stock price and the uncertainty and impacts of the COVID-19 pandemic on the Company and the global economy, an interim goodwill impairment test was completed on the goodwill in the Core Print and Related Services reporting unit during the first quarter of 2020. As a result, the Company determined the fair value of the Core Print and Related Services reporting unit exceeded the carrying value, and therefore no impairment was recorded. The Company completed its annual impairment test as of October 31, 2020, and identified no indicators of impairment in any of the Company's reporting units during the year ended December 31, 2020.

Due to the Company’s decision to sell its Book business, an interim goodwill impairment test was completed on the remaining goodwill in the Core Print and Related Services reporting unit during the third quarter of 2019. Due to the carrying value of the Book business net assets exceeding the estimated fair value, the Company recorded a $10.1 million goodwill impairment charge related to the Book business during the third quarter of 2019 (see Note 4, “Discontinued Operations”). In addition, the remaining goodwill that is not allocated to a business to be sold must be tested for impairment. No goodwill impairment was recorded on the remaining $103.0 million related to the retained portion of the Core Print and Related Services reporting unit during the year ended December 31, 2019.

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

No goodwill impairment charges were recorded related to the Company’s continuing operations during the years ended December 31, 2020 or 2019. The accumulated goodwill impairment losses and the carrying value of goodwill from continuing operations at December 31, 2020 and 2019, were as follows:

	United States Print and Related Services	International	Total
Goodwill	$881.3	$30.0	$911.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)
Goodwill, net of accumulated goodwill impairment loss	$103.0	$—	$103.0

There was no activity impacting goodwill for the year ended December 31, 2020. Activity impacting goodwill for the year ended December 31, 2019, was as follows:

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

	United States Print and Related Services	International	Total
Balance at January 1, 2019	$44.5	$—	$44.5
Acquisition of Periscope (see Note 3)	58.5	—	58.5
Balance at December 31, 2019	$103.0	$—	$103.0

Other Intangible Assets

The components of other intangible assets at December 31, 2020 and 2019, were as follows:

		December 31, 2020			December 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	6	$69.6	$(44.3)	$25.3	$68.6	$(33.6)	$35.0
Capitalized software	5	17.3	(11.7)	5.6	16.1	(8.5)	7.6
Acquired technology	5	3.0	(0.5)	2.5	2.0	(2.0)	—
Customer relationships	6	561.9	(491.0)	70.9	562.1	(467.5)	94.6
Total finite-lived intangible assets		$651.8	$(547.5)	$104.3	$648.8	$(511.6)	$137.2

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the years ended December 31, 2020 and 2019.

Amortization expense for other intangible assets was $39.1 million and $44.8 million for the years ended December 31, 2020 and 2019, respectively. The following table outlines the estimated future amortization expense related to other intangible assets as of December 31, 2020:

Amortization Expense
2021	$31.6
2022	29.8
2023	25.5
2024	14.7
2025	2.4
2026	0.3
Total	$104.3

Note 7. Receivables

The Company adopted ASU 2016-13 as of January 1, 2020, using a modified retrospective transition approach and has recorded a cumulative-effect transition adjustment to accumulated deficit as of January 1, 2020. The transition adjustment of $6.3 million to accumulated deficit included an $8.4 million increase in the allowance for credit losses, partially offset by a $2.1 million increase in deferred tax benefit. The transition had no impact to the consolidated statement of operations.

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

The Company has recorded a credit loss expense of $9.1 million and $5.6 million during the years ended December 31, 2020 and 2019, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

Receivables are stated net of allowances for credit losses in the consolidated balance sheets. Based on the clients’ account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $33.8 million as of December 31, 2020, and $25.0 million as of December 31, 2019.

	2020	2019
Balance at beginning of year	$25.0	$27.4
Transition adjustment for adoption of ASU 2016-13	8.4	—
Balance at beginning of year, including transition adjustment	33.4	27.4
Provisions	9.1	5.6
Write-offs	(8.8)	(7.8)
Translation and other	0.1	(0.2)
Balance at end of year	$33.8	$25.0

Note 8. Inventories

The components of inventories at December 31, 2020 and 2019, were as follows:

	2020	2019
Raw materials and manufacturing supplies	$90.9	$112.2
Work in process	33.4	41.2
Finished goods	45.9	57.1
Total	$170.2	$210.5

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 9. Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2020 and 2019, were as follows:

	2020	2019
Land	$97.6	$102.5
Buildings	780.3	846.1
Machinery and equipment	3,094.1	3,337.1
Other(1)	183.2	175.7
Construction in progress	33.0	35.0
Property, plant and equipment—gross	4,188.2	4,496.4
Less: accumulated depreciation	(3,304.0)	(3,459.9)
Property, plant and equipment—net	$884.2	$1,036.5
______________________________
(1)Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

The Company recorded impairment charges of $64.1 million and $7.9 million during the years ended December 31, 2020 and 2019, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production, or due to other capacity and strategic reduction restructuring initiatives, to fair value (see Note 5, “Restructuring, Impairment and Transaction-Related Charges,” for further discussion on impairment charges).

The Company recognized depreciation expense for continuing operations of $142.5 million and $164.7 million for the years ended December 31, 2020 and 2019, respectively.

Assets Held for Sale from Continuing Operations

The Company considered certain closed facilities for held for sale classification in the consolidated balance sheets. Assets held for sale are carried at the lesser of original cost or fair value, less the estimated costs to sell. Assets held for sale from continuing operations were $4.9 million as of December 31, 2020, and $59.3 million as of December 31, 2019, including the Omaha, Nebraska packaging plant that was sold on January 31, 2020. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 15, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs) and were estimated based on quoted market prices where available and independent appraisals, as appropriate. Assets held for sale were included in prepaid expenses and other current assets in the consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 10. Other Current and Long-Term Liabilities

The components of other current and long-term liabilities at December 31, 2020 and 2019, were as follows:

	December 31, 2020			December 31, 2019
	Other Current Liabilities	Other Long-Term Liabilities	Total	Other Current Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities(1)	$130.2	$67.4	$197.6	$129.4	$61.9	$191.3
Single employer pension plan obligations	1.7	54.9	56.6	1.8	77.1	78.9
Multiemployer pension plans – withdrawal liability	3.5	32.2	35.7	8.4	35.7	44.1
Tax-related liabilities	25.3	5.3	30.6	24.6	10.7	35.3
Restructuring liabilities	33.1	7.2	40.3	15.8	7.4	23.2
Interest and rent liabilities	3.6	—	3.6	4.9	0.2	5.1
Interest rate swap liabilities	—	14.4	14.4	—	6.4	6.4
Liabilities held for sale from continuing operations(2)	—	—	—	17.9	—	17.9
Other	113.4	15.4	128.8	100.2	21.7	121.9
Total	$310.8	$196.8	$507.6	$303.0	$221.1	$524.1
______________________________
(1)Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers’ compensation.
(2)The Omaha, Nebraska packaging plant was considered held for sale in the consolidated balance sheets as of December 31, 2019. The Company completed the sale on January 31, 2020.

Note 11. Commitments and Contingencies

Commitments

The Company had firm commitments of $8.7 million as of December 31, 2020, to purchase press and finishing equipment.

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

Note 12. Debt

The components of long-term debt at December 31, 2020 and 2019, were as follows:

	Weighted Average Interest Rate	2020	2019
Master note and security agreement	7.78%	$15.6	$70.7
Term loan A	3.44%	657.6	768.3
Revolving credit facility	3.24%	—	—
Senior unsecured notes	7.00%	238.7	243.5
International term loans	1.91%	10.7	16.5
International revolving credit facilities	1.37%	4.9	5.7
Other	13.42%	2.8	3.1
Debt issuance costs		(6.9)	(9.3)
Total debt		$923.4	$1,098.5
Less: short-term debt and current portion of long-term debt		(20.7)	(40.0)
Long-term debt		$902.7	$1,058.5

Description of Debt Obligations

Master Note and Security Agreement

On September 1, 1995, and as last amended on November 24, 2014, Quad entered into its Master Note and Security Agreement. As of December 31, 2020, the borrowings outstanding under the Master Note and Security Agreement were $15.6 million. The senior notes under the Master Note and Security Agreement had a weighted average interest rate of 7.78% at December 31, 2020, which is fixed to maturity, with interest payable semiannually. Principal payments commenced September 1997 and extend through April 2026 in various tranches. The notes are collateralized by certain United States press equipment under the terms of the Master Note and Security Agreement.

The Company redeemed $37.6 million of its senior notes under the Master Note and Security Agreement, at par (the outstanding principal balance as of the date of payment), during the year ended December 31, 2020. There was no direct gain or loss recognized as a result of the tender as all notes were redeemed at par; however, $0.2 million of unamortized debt issuance costs related to the tendered notes were recognized as a loss on debt extinguishment during the year ended December 31, 2020. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

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

The Company completed the fourth amendment to the Senior Secured Credit Facility on June 29, 2020. The Senior Secured Credit Facility was amended to (a) provide for certain financial covenant relief through the fiscal quarter ending September 30, 2021 (the Covenant Relief Period); (b) reduce the aggregate amount of the existing revolving credit facility from $800.0 million to $500.0 million; (c) make certain adjustments to pricing such as the addition of a 0.75% LIBOR floor; and (d) prohibit repurchases of capital stock and payments of cash dividends during the Covenant Relief Period. Certain amendments were also made to the quarterly financial covenants to which the Company is subject, which are further described below.

At December 31, 2020, the Company had no outstanding borrowings on the revolving credit facility, and had $38.6 million of issued letters of credit, leaving $461.4 million available for future borrowings. Borrowings under the revolving credit facility and delayed draw Term Loan A made under the Senior Secured Credit Facility at December 31, 2020, bear interest at 2.50% in excess of reserve adjusted LIBOR, with a LIBOR floor of 0.75%, or 1.50% in excess of an alternate base rate. The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

Senior Unsecured Notes

The Company issued $300.0 million aggregate principal amount of its Senior Unsecured Notes due May 1, 2022, on April 28, 2014. The Senior Unsecured Notes bear interest at 7.0%, and interest is payable semi-annually. The Senior Unsecured Notes were issued to extend and stagger the Company’s debt maturity profile, further diversify its capital structure and provide more borrowing capacity to better position the Company to execute on its strategic goals. The Company received $294.8 million in net proceeds from the sale of the Senior Unsecured Notes, after deducting the initial purchasers’ discounts and commissions. The proceeds from the Senior Unsecured Notes were used for the same purposes detailed above for the Senior Secured Credit Facility.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company repurchased $4.7 million of its outstanding Senior Unsecured Notes in the open market, resulting in a net gain on debt extinguishment of $0.8 million during the year ended December 31, 2020. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on current LIBOR rates.

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

International Debt Obligations

The Company has two fixed rate, Euro denominated, international term loans for purposes of financing certain capital expenditures and general business needs. The first international term loan in the amount of $21.7 million was entered into on December 28, 2015, was fully funded during 2016 and has a term of six years, maturing December 28, 2021. As of December 31, 2020, $2.2 million remained outstanding on the first international term loan at a weighted average interest rate of 1.72%. The second international term loan in the amount of $12.8 million was entered into on December 21, 2018, bears interest at 1.96% and has a term of five years, maturing on December 31, 2023. As of December 31, 2020, $8.5 million remained outstanding on the second international term loan.

The Company has two multicurrency international revolving credit facilities that are used for financing working capital and general business needs. The Company had $4.9 million of borrowings outstanding at a weighted average interest rate of 1.37% on the international revolving credit facilities as of December 31, 2020, leaving $11.2 million available for future borrowing. The terms of the international revolving credit facilities includes certain financial covenants, a guarantee of the international revolving credit facilities by the Company and a security agreement that includes collateralizing substantially all of the Quad Europe Sp. z.o.o. assets. The first multicurrency international revolving credit facility expires on October 31, 2021, and bears interest at the aggregate of the Warsaw Interbank Offered Rate (“WIBOR”) plus 1.40% for any Polish Zloty denominated borrowings, the aggregate of Euro Interbank Offered Rate (“EURIBOR”) plus 1.45% for any Euro denominated borrowings or the aggregate of British pound sterling LIBOR plus 1.45% for any British pound sterling denominate borrowings. The second multicurrency international revolving credit facility expires on November 20, 2021, and bears interest at the aggregate of WIBOR plus 1.00% for any Polish Zloty denominated borrowings or the aggregate of EURIBOR plus 1.00% for any Euro denominated borrowings.

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.9 billion and $1.1 billion at December 31, 2020 and 2019, respectively. The fair value determination of the Company’s total debt was categorized as Level 2 in the fair value hierarchy (see Note 15, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs). As of December 31, 2020, approximately $1.6 billion of the Company’s assets were pledged as security under various loans and other agreements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Debt Issuance Costs and Original Issue Discount

The debt issuance costs and original issue discount are amortized on a straight-line basis over the four, seven and eight year lives of the related debt instruments. Activity impacting the Company’s capitalized debt issuance costs and original issue discount for the years ended December 31, 2020 and 2019, was as follows:

	Capitalized Debt Issuance Costs	Original Issue Discount
Balance at January 1, 2019	$7.2	$1.0
Impacts from January 31, 2019 debt financing arrangement	6.0	15.0
Loss on debt extinguishment from February 10, 2017 debt financing arrangement	(0.7)	(1.0)
Loss on debt extinguishment from July 26, 2019 delayed draw Term Loan A funding and retirement of Term Loan B	(0.5)	(14.1)
Amortization expense	(2.7)	(0.9)
Balance at December 31, 2019	9.3	—
Debt issuance costs from June 29, 2020 debt financing arrangement	2.6	—
Loss on debt extinguishment from January 31, 2019 debt financing arrangement	(2.3)	—
Loss on debt extinguishment from Master Note and Security Tender	(0.2)	—
Amortization expense	(2.5)	—
Balance at December 31, 2020	$6.9	$—

Loss on Debt Extinguishment

2020 Loss on Debt Extinguishment

The loss on debt extinguishment recorded during the year ended December 31, 2020, was comprised of the following:

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

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2020:

•Maximum Total Net Leverage Ratio. On a rolling twelve-month basis, the Maximum Total Net Leverage Ratio, defined as consolidated total indebtedness, net of no more than $75.0 million of unrestricted cash, to consolidated EBITDA, shall not exceed (i) 4.50 to 1.00 for the quarters ending December 31, 2020 and March 31, 2021, (ii) 4.25 to 1.00 for the quarter ending June 30, 2021, and (iii) 4.125 to 1.00 for the quarter ending September 30, 2021 (for the twelve months ended December 31, 2020, the Company’s Maximum Total Net Leverage Ratio was 3.29 to 1.00). After the Covenant Relief Period, the Company will be required to comply with the Total Leverage Ratio covenant, defined as consolidated total indebtedness to consolidated EBITDA which shall not exceed 3.75 to 1.00.

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:

◦Senior Secured Leverage Ratio. On a rolling twelve-month basis, the Senior Secured Leverage Ratio, defined as consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2020, the Company’s Senior Secured Leverage Ratio was 2.41 to 1.00).

•Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2020, the Company’s Interest Coverage Ratio was 4.64 to 1.00).

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

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. The following limitations utilize a Total Net Leverage Ratio calculation, which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA (for the twelve months ended December 31, 2020, the Company’s Total Net Leverage Ratio was 3.30 to 1.00).

•If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions, provided, however, that no such restricted payments shall be made during the Covenant Relief Period. As the Company’s Total Net Leverage Ratio as of December 31, 2020, was 3.30 to 1.00, and we are in the Covenant Relief Period, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 2.41 to 1.00 and Total Net Leverage Ratio was 3.30 to 1.00, as of December 31, 2020.

Estimated Principal Payments

The approximate annual principal amounts due on long-term debt, excluding $6.9 million for future amortization of debt issuance costs, at December 31, 2020, were as follows:

Principal Payments
2021	$20.7
2022	283.6
2023	87.2
2024	537.3
2025	1.0
2026	0.5
Total	$930.3

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

•ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the implicit interest rate as it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms based on the published United States Treasury rates as well as the Company’s credit rating at implementation or at the lease inception date.

•The lease term for all of the Company’s leases includes the non-cancelable period of the lease, plus or minus any additional periods covered by an option to extend or terminate the lease that the Company is reasonably certain to exercise.

•Lease payments included in the lease liability are comprised of fixed payments as well as any exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise. The Company’s leases do not contain variable lease payments.

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

Practical Expedients

The Company has elected to apply the following practical expedients allowed under ASU 842:

•The Company elected the practical expedient package and therefore did not reassess for any existing leases:
◦whether contracts are or contain leases;
◦the lease classification for any existing leases; and
◦any initial direct costs.

•The Company elected the practical expedient related to land easements, allowing to carry forward the accounting treatment for land easements on existing agreements.

•The Company used “hindsight” judgments that impact the lease term.

•The Company elected to combine lease and non-lease components into one lease component for select underlying lease asset categories. Real estate leases are accounted for separately while all other leases, primarily equipment leases, with separate lease and non-lease components are accounted for as a single lease component.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following summarizes certain lease information for the years ended December 31, 2020 and 2019:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$3.6	$5.8
Interest on lease liabilities	0.4	1.0
Operating lease cost	32.6	42.6
Short-term lease cost	0.3	0.5
Sublease income	(2.5)	(3.1)
Total lease cost	$34.4	$46.8

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$—
Operating cash flows from operating leases	33.4	43.0
Financing cash flows from finance leases	6.6	8.7
Right-of-use assets obtained in exchange for new finance lease liabilities	1.4	7.7
Right-of-use assets obtained in exchange for new operating lease liabilities	15.0	18.7
Weighted-average remaining lease term — finance leases	2.0 years	2.0 years
Weighted-average remaining lease term — operating leases	4.0 years	5.1 years
Weighted-average discount rate — finance leases	5.0%	6.5%
Weighted-average discount rate — operating leases	6.3%	6.7%

The components of finance lease assets at December 31, 2020 and 2019, were as follows:

	2020	2019
Leased equipment—gross	$26.1	$30.2
Less: accumulated depreciation	(20.5)	(17.8)
Leased equipment—net	$5.6	$12.4

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Future maturities of lease liabilities at December 31, 2020, were as follows:

	Future Maturities of Operating Leases	Future Maturities of Finance Leases
2021	$31.1	$2.9
2022	23.1	1.6
2023	16.6	0.4
2024	9.6	0.1
2025	6.8	0.1
2026 and thereafter	6.5	—
Total minimum payments	93.7	5.1
Less: present value discount	(10.8)	(0.3)
Present value of minimum payments	82.9	4.8
Less: current portion	(28.4)	(2.8)
Long-term lease liability	$54.5	$2.0

Note 14. Income Taxes

Income taxes from continuing operations have been based on the following components of earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of unconsolidated entity for the years ended December 31, 2020 and 2019:

	2020	2019
United States	$(108.8)	$(94.1)
Foreign	2.7	14.3
Total	$(106.1)	$(79.8)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2020, and 2019, were as follows:

	2020	2019
Federal:
Current	$(47.3)	$(2.2)
Deferred	32.3	(21.0)
State:
Current	(1.5)	0.9
Deferred	17.0	(4.9)
Foreign:
Current	0.6	0.1
Deferred	(0.8)	2.7
Total income tax expense (benefit)	$0.3	$(24.4)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, 2020 and 2019:

	2020	2019
Federal statutory rate	$(22.3)	$(16.8)
State taxes, net of federal benefit	15.4	(4.1)
Adjustment to valuation allowances	13.1	(0.2)
Benefit of Net Operating Loss Carryback	(14.3)	—
Impact from foreign branches	2.1	2.6
Adjustment of deferred tax liabilities	2.0	(1.6)
Foreign rate differential	(1.3)	—
Adjustment of uncertain tax positions	0.8	(2.5)
Other	4.8	(1.8)
Income tax expense (benefit)	$0.3	$(24.4)

The $15.4 million effective rate reconciling item for State taxes, net of federal benefit, in 2020 includes a $19.1 million adjustment to valuation allowance primarily related to net operating losses and credits that are not expected to be realized in the future for state income tax purposes. The $13.1 million adjustment to valuation allowance in 2020 primarily relates to net operating losses, credits and the deferred tax asset for interest limitation that are not expected to be realized in the future for federal income tax purposes.

On March 27, 2020, the United States government passed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”). This legislation includes significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic. The $14.3 million rate reconciling item for Benefit of Net Operating Loss Carryback in 2020, primarily relates to the provision from the CARES act allowing a net operating loss (“NOL”) generated in 2019 and 2020 to be carried back five years to years when the federal statutory tax rate was 35%. The amount of NOL available to be carried back was increased by other provisions in the CARES act that temporarily increases the amount of interest expense businesses are allowed to deduct in 2019 and 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Deferred Income Taxes

The significant deferred tax assets and liabilities as of December 31, 2020 and 2019, were as follows:

	2020	2019
Deferred tax assets:
Net operating loss and other tax carryforwards	$145.9	$125.1
Pension and workers compensation benefits	33.2	43.1
Accrued liabilities	20.5	11.1
Goodwill and intangible assets	19.0	17.4
Interest limitation	18.2	73.7
Accrued compensation	10.1	16.1
Allowance for doubtful accounts	7.2	5.5
Other	9.8	8.0
Total deferred tax assets	263.9	300.0
Valuation allowance	(143.9)	(107.1)

Net deferred tax assets	$120.0	$192.9

Deferred tax liabilities:
Property, plant and equipment	$(103.8)	$(130.6)
Other	(4.2)	(3.9)
Total deferred tax liabilities	(108.0)	(134.5)

Net deferred tax assets (liabilities)	$12.0	$58.4

The Company has recorded deferred income tax liabilities of $4.2 million and $2.8 million as of December 31, 2020 and 2019, respectively, which were included in deferred income taxes in the consolidated balance sheets. The Company has also recorded deferred income tax assets of $16.2 million and $61.2 million as of December 31, 2020 and 2019, respectively, which were included in other long-term assets in the consolidated balance sheets.

At December 31, 2020, the Company had the following gross amounts of tax-related carryforwards:

•Net operating loss carryforwards of $82.2 million, $72.3 million and $638.3 million for federal, foreign and state, respectively. The federal net operating loss carryforward was generated in 2020 and is available without expiration. Of the foreign net operating loss carryforwards, $28.8 million is available without expiration, while the remainder expires through 2040. The state net operating loss carryforwards expire in varying amounts through 2040.

•Capital loss carryforwards of $17.1 million and $8.7 million for federal and state, respectively. The federal and state capital loss carryforwards expire in 2022.

•Various credit carryforwards of $8.9 million, $28.9 million and $44.0 million for federal, foreign and state, respectively. The federal carryforward expires in 2040, the foreign credit carryforward expires in 2026, and the state credit carryforwards include $32.1 million that is available without expiration, while the remainder expires through 2040.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

As of December 31, 2020, the Company has recorded a valuation allowance of $143.9 million on its consolidated balance sheet primarily related to the tax-affected amounts of the above carryforwards. The valuation allowance includes $22.5 million, $46.0 million and $75.4 million of federal, foreign and state deferred tax assets, respectively, that are not expected to be realized.

Uncertain Tax Positions

The following table summarizes the activity of the Company’s liability for unrecognized tax benefits at December 31, 2020 and 2019:

	2020	2019
Balance at beginning of period	$17.8	$14.4
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	0.9	7.8
Reductions for tax positions of prior years	(6.1)	—
Lapses of applicable statutes of limitations	(1.0)	(4.3)
Settlements during the period	—	(0.1)
Balance at end of period	$11.6	$17.8

As of December 31, 2020, $10.4 million of unrecognized tax benefits would impact the Company’s effective tax rate, if recognized. Of that amount, it is reasonably possible that $0.4 million of the total amount of unrecognized tax benefits will decrease within the next twelve months due to resolution of income tax audits or statute expirations.

The Company classified interest expense (income) and any related penalties (refunds) related to income tax uncertainties as a component of income tax expense (benefit). The following table summarizes the Company’s interest expense (income) related to tax uncertainties and penalties recognized during the years ended December 31, 2020 and 2019:

	2020	2019
Interest expense (income)	$(0.3)	$0.5
Penalties (refunds)	—	—

Accrued interest and penalties related to income tax uncertainties are reported as components of other current liabilities and other long-term liabilities in the consolidated balance sheets. The following table summarizes the Company’s liabilities for accrued interest and penalties related to income tax uncertainties at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Accrued interest	Accrued penalties	Accrued interest	Accrued penalties
Other current liabilities	$0.5	$0.1	$0.5	$0.1
Other long-term liabilities	0.1	—	0.5	—
Total liabilities	$0.6	$0.1	$1.0	$0.1

The Company has tax years from 2013 through 2020 that remain open and subject to examination by the Internal Revenue Service. Tax years from 2016 through 2020 remain open and subject to examination in the Company’s various major state jurisdictions within the United States.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

The Company’s practice and intention is to reinvest certain earnings of its non-U.S. subsidiaries in those operations. The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation of earnings, and has determined not to change its permanent reinvestment assertion. The Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at December 31, 2020, and the Company does not provide for, nor expect to incur, any significant, additional taxes which could become payable upon repatriation of such amounts.

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

Level 3:    Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of December 31, 2020.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company classifies the interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair values of the interest rate swaps classified as Level 2 as of December 31, 2020 and 2019, were as follows:

	Balance Sheet Location	December 31, 2020	December 31, 2019
Interest rate swap liabilities	Other long-term liabilities	(14.4)	(6.4)
Prior to the Company’s de-designation of the interest rate swaps as cash flow hedges, the interest rate swaps were considered highly effective, with no amount of ineffectiveness recorded into earnings. The changes in the fair value of the interest rate swaps have been included in other comprehensive loss in the consolidated statements of comprehensive loss through the first quarter of 2020, and have been recorded as an adjustment to interest expense in the consolidated statements of operations in the periods thereafter. The cash flows associated with the interest rate swaps have been recognized as an adjustment to interest expense in the consolidated statements of operations:

	Year Ended December 31,
	2020	2019
Cash Flow Impacts
Net interest paid (received)	$5.6	$(0.8)

Impacts with Swaps as Hedging Instruments
Loss recognized in other comprehensive loss	$11.1	$10.7

Impacts with Swaps as Nonhedging Instruments
Income recognized in interest expense excluded from hedge effectiveness assessments	$(3.1)	$—
Amounts reclassified out of accumulated other comprehensive loss to interest expense	3.6	—
Net interest expense	5.6	(0.8)
Total impact of swaps to interest expense	$6.1	$(0.8)

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of December 31, 2020.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the years ended December 31, 2020 and 2019, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 12, “Debt,” for the fair value of the Company’s debt as of December 31, 2020.

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

Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, restricted cash, accounts payable and other current liabilities approximate their carrying values as of December 31, 2020 and 2019. See Note 16, “Employee Retirement Plans,” for the details of Level 1 and Level 2 inputs related to employee retirement plans.

Note 16. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Diversified Plan is comprised of participant-directed 401(k) contributions, Company match and profit sharing contributions, with total participant assets of $2.2 billion as of December 31, 2020. Company 401(k) matching contributions were $11.7 million and $15.4 million for the years ended December 31, 2020 and 2019, respectively. The Company’s ESOP holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions for the years ended December 31, 2020 and 2019.

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

The components of net pension income for the years ended December 31, 2020 and 2019, were as follows:

	Pension Benefits
	2020	2019
Interest cost	$(13.6)	$(17.5)
Expected return on plan assets	24.2	23.5
Net periodic benefit income	10.6	6.0
Settlement charge	(0.1)	—
Net pension income	$10.5	$6.0

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The underfunded pension obligations are calculated using generally accepted actuarial methods and are measured annually as of December 31. The following table provides a reconciliation of the projected benefit obligation, fair value of plan assets and the funded status of the pension plans as of December 31, 2020 and 2019:

	Pension Benefits
	2020	2019
Changes in benefit obligation
Projected benefit obligation, beginning of year	$(515.7)	$(476.4)
Interest cost	(13.6)	(17.5)
Actuarial loss	(40.5)	(64.6)
Benefits paid	43.6	42.8
Liability benefit from settlement	0.6	—
Projected benefit obligation, end of year	(525.6)	(515.7)

Changes in plan assets
Fair value of plan assets, beginning of year	436.8	393.8
Actual return on plan assets	68.0	80.0
Employer contributions	7.8	5.8
Benefits paid	(43.6)	(42.8)
Fair value of plan assets, end of year	469.0	436.8

Funded status	$(56.6)	$(78.9)

The net underfunded defined benefit plan obligations decreased by $22.3 million during the year ended December 31, 2020. This decrease was primarily due to an actual return on pension plan assets of 17.0% during the year ended December 31, 2020, which was above the expected return on plan assets assumption of 5.75% and $7.8 million of employer contributions. The asset increase was partially offset by an 83 basis point decrease in the pension discount rate from 3.20% at December 31, 2019, to 2.37% at December 31, 2020.

Amounts recognized on the consolidated balance sheets as of December 31, 2020 and 2019, were as follows:

	Pension Benefits
	2020	2019
Current liabilities	$(1.7)	$(1.8)
Noncurrent liabilities	(54.9)	(77.1)
Total amount recognized	$(56.6)	$(78.9)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following table provides a reconciliation of the Company’s accumulated other comprehensive loss prior to any deferred tax effects at December 31, 2020 and 2019:

Actuarial Gain / (Loss), net
Balance at January 1, 2019	$(33.3)
Amount arising during the period	(8.1)
Balance at December 31, 2019	(41.4)
Amount arising during the period	3.2
Impact of pension plan settlement charge included in net loss	0.1
Balance at December 31, 2020	$(38.1)

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

The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2020 and 2019, were as follows:

	Pension Benefits
	2020	2019
Discount rate	3.20%	4.22%
Expected long-term return on plan assets	5.75%	6.25%

The weighted average assumptions used to determine pension benefit obligations at December 31, 2020 and 2019, were as follows:

	Pension Benefits
	2020	2019
Discount rate (end of year rate)	2.37%	3.20%

The Company determines its assumed discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

Estimated Company Contributions and Benefit Payments

In 2021, the Company expects to make cash contributions of $4.1 million to its qualified defined benefit pension plans and expects to make estimated benefit payments of $1.7 million to its non-qualified defined benefit pension plans. The actual pension contributions may differ based on the funding calculations, and the Company may choose to make additional discretionary contributions. The estimated benefit payments may differ based on actual experience.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Estimated Future Benefit Payments by the Plans to or on Behalf of Plan Participants

An estimate of the Plans’ present value of future benefit payments to be made from funded qualified plans and unfunded non-qualified plans to plan participants at December 31, 2020, were as follows:

Future Pension Benefit Payments
2021	$38.0
2022	36.1
2023	35.1
2024	34.1
2025	33.4
2026 - 2030	149.6
Thereafter	199.3
Total	$525.6

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

The current target allocations for plan assets on a weighted average basis are 30% equity securities and 70% debt securities, including cash and cash equivalents. The actual asset allocation as of December 31, 2020, and as of December 31, 2019, was approximately 30% equity securities and 70% debt securities. Equity investments are diversified by country, issuer and industry sector. Debt securities primarily consist of government bonds and corporate bonds from diversified industries.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The fair values of the Company’s pension plan assets at December 31, 2020 and 2019, by asset category were as follows:

	December 31, 2020				December 31, 2019
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5.3	$5.3	$—	$—	$1.9	$1.9	$—	$—
Debt securities	125.7	—	125.7	—	118.0	—	118.0	—
Equity securities	28.9	—	28.9	—	27.0	—	27.0	—
Total pension plan assets, excluding those measured at net asset value (“NAV”)	159.9	$5.3	$154.6	$—	146.9	$1.9	$145.0	$—
Investments measured at NAV (1)	309.1				289.9
Total pension plan assets	$469.0				$436.8
______________________________
(1)These investments consist of privately placed funds that are valued based on NAV. NAV of the funds is based on the fair value of each fund’s underlying investments. In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

There were no Level 3 assets as of December 31, 2020 and 2019. See Note 15, “ Financial Instruments and Fair Value Measurements,” for definitions of fair value levels.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2020:

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The fair value measurements in common/collective trusts, calculated using a NAV and their redemption restrictions, for the years ended December 31, 2020 and 2019, are as follows:

	Fair Value		Redemption Frequency (If Currently Eligible)	Redemption Notice Period
	2020	2019
JP Morgan Chase Bank Strategic Property Fund	$12.8	$12.6	Quarterly	30 days
Pyramis Long Corporate A or Better	98.5	93.3	Daily	15 days
Pyramis Long Duration	98.8	92.2	Daily	15 days
Russell 3000 Index NL	99.0	91.8	Daily	1 day
Total value of investments measured at NAV	$309.1	$289.9

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

Multiemployer Pension Plans

The Company has previously participated in a number of MEPPs under terms of collective bargaining agreements that cover a number of its employees. The risks of participating in these MEPPs are different from single employer plans in the following aspects:

•Assets contributed to the MEPPs by one company may be used to provide benefits to employees of other participating companies.

•If a participating company stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating companies.

•If the Company stops participating in some or all of its MEPPs, and continues in business, the Company would be required to pay an amount, referred to as a withdrawal liability, based on the unfunded status of the plan.

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

The GCIU Plan is a defined benefit plan that provides retirement benefits, total and permanent disability benefits, and pre-retirement death benefits for the participating union employees of the Company. The funded status of the GCIU Plan is classified as critical and declining based on the GCIU Plan’s 2020 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65%, and the plan is projected to become insolvent in 2031. As a result, the GCIU Plan implemented a rehabilitation plan to improve the plan’s funded status. In 2019, the Company and the GCIU reached a settlement agreement for all claims, with scheduled payments until April 2032.

The GCC Plan is a defined benefit plan that provides retirement benefits, disability benefits, and early retirement benefits for the participating union employees of the Company. The funded status of the GCC Plan is classified as critical and declining based on the GCC Plan’s 2020 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65%, and the plan is projected to become insolvent by 2023. As a result, the GCC Plan implemented a rehabilitation plan to improve the plan’s funded status. In 2016, the Company and the GCC reached a settlement agreement for all claims, with scheduled payments until February 2024.

The Company made payments totaling $11.4 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively. The Company has reserved $35.7 million as its estimate of the total MEPPs withdrawal liability as of December 31, 2020, of which $32.2 million was recorded in other long-term liabilities and $3.5 million was recorded in other current liabilities in the consolidated balance sheets.

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the years ended December 31, 2020 and 2019, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the years ended December 31, 2020 and 2019, are summarized as follows:

	2020	2019
Numerator:
Net loss from continuing operations	$(106.6)	$(55.7)
Less: net loss attributable to noncontrolling interests	(0.2)	—
Net loss from continuing operations attributable to Quad common shareholders	(106.4)	(55.7)

Loss from discontinued operations, net of tax	(21.9)	(100.6)

Net loss attributable to Quad common shareholders	$(128.3)	$(156.3)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common stock	50.6	50.0
Plus: effect of dilutive equity incentive instruments	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	50.6	50.0

Loss per share attributable to Quad common shareholders:
Basic and diluted:
Continuing operations	$(2.10)	$(1.11)
Discontinued operations	(0.43)	(2.01)
Basic and diluted loss per share attributable to Quad common shareholders	$(2.53)	$(3.12)

Cash dividends paid per common share for all classes of common shares	$0.15	$1.05

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

The 2020 Plan provides for an aggregate 3,000,000 shares of class A common stock reserved for issuance, plus shares still available for issuance or re-credited under the 2010 Plan. Awards under the 2020 Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock (“RS”), restricted stock units (“RSU”), deferred stock units (“DSU”) or other stock-based awards as determined by the Company’s Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. There were 3,580,483 shares of class A common stock reserved for issuance under the 2020 Plan as of December 31, 2020, including 3,000,000 shares of class A common stock that were approved for issuance at the Annual Meeting and 580,483 shares of class A common stock that were remaining and available for issuance that transferred from the 2010 Plan. Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs. The Company plans to either

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

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

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the consolidated statements of operations and includes expense (income) recognized for liability awards that are remeasured on a quarterly basis. The total compensation expense recognized related to all equity incentive programs for the years ended December 31, 2020 and 2019, was as follows:

	Year ended December 31,
	2020	2019
RS and RSU equity awards expense	$9.7	$13.8
RSU liability awards income	(0.1)	(1.1)
DSU awards expense	1.0	0.9
Total equity incentive compensation expense	$10.6	$13.6

Total future compensation expense related to all equity incentive programs granted as of December 31, 2020, is estimated to be $9.3 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $6.8 million for 2021, $2.3 million for 2022 and $0.2 million for 2023.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
There were no stock options granted during the years ended December 31, 2020 and 2019. There was no compensation expense recognized related to stock options for the years ended December 31, 2020 and 2019. There is no future compensation expense for stock options granted as of December 31, 2020. The following table is a summary of the stock option activity for the year ended December 31, 2020:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding and exercisable at December 31, 2019	790,237	$25.27	1.1	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(275,361)	21.11
Outstanding and exercisable at December 31, 2020	514,876	$27.49	0.5	$—

The intrinsic value of options outstanding and exercisable as of December 31, 2020 and 2019, was based on the fair value of the stock price. All outstanding options are vested as of December 31, 2020. There were no stock options exercised for the years ended December 31, 2020 and 2019.

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

The following table is a summary of RS and RSU award activity for the year ended December 31, 2020:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2019	2,623,971	$17.82	1.5	230,621	$14.75	1.9
Granted	1,111,141	4.65		45,353	4.67
Vested	(550,516)	26.84		(25,228)	26.88
Forfeited	(222,846)	13.22		(1,208)	12.32
Nonvested at December 31, 2020	2,961,750	$11.55	1.3	249,538	$11.70	1.3

In the first quarter of 2019, the Company issued RSU awards in connection with the acquisition of Periscope that are accounted for as liability awards that will vest on March 1, 2022. The awards were recorded at fair value on the initial issuance date and are remeasured to fair value at each reporting period, with the change in fair value being

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
recorded in selling, general and administrative expense in the consolidated statements of operations. The change in fair value of the awards classified as liabilities resulted in income of $0.1 million for the year ended December 31, 2020. As of December 31, 2020, the fair value of the RSU awards classified as liabilities was $0.5 million and was included in other long-term liabilities on the consolidated balance sheets.

In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs classified as equity was $9.7 million and $13.8 million for the years ended December 31, 2020 and 2019, respectively.

Deferred Stock Units

Deferred stock units are awards of rights to shares of the Company’s class A stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the year ended December 31, 2020:

	Deferred Stock Units
	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	314,658	$16.22
Granted	204,088	4.67
Dividend equivalents granted	21,145	3.40
Settled	(38,930)	19.81
Outstanding at December 31, 2020	500,961	$10.69

Each DSU award entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A stock. Compensation expense recognized for DSUs was $1.0 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 19. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	105.0
December 31, 2020		40.2	0.2	40.4
December 31, 2019		39.2	1.1	40.3

Class B stock ($0.025 par value)	80.0
December 31, 2020		13.5	—	13.5
December 31, 2019		13.5	—	13.5

Class C stock ($0.025 par value)	20.0
December 31, 2020		—	0.5	0.5
December 31, 2019		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at December 31, 2020 and 2019. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. The Company is currently prohibited from repurchasing capital stock through the Covenant Relief Period, in accordance with the fourth amendment to the April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020. There were no shares of the Company’s class A stock repurchased during the years ended December 31, 2020 and 2019. As of December 31, 2020, there were $100.0 million of authorized repurchases remaining under the program.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The following table details the dividend activity related to the then outstanding shares of common stock for the years ended December 31, 2020 and 2019:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2020
Q1 Dividend	February 18, 2020	February 28, 2020	March 9, 2020	$0.15
2019
Q4 Dividend	October 29, 2019	November 18, 2019	December 6, 2019	0.15
Q3 Dividend	July 30, 2019	August 19, 2019	September 6, 2019	0.30
Q2 Dividend	April 30, 2019	May 20, 2019	June 7, 2019	0.30
Q1 Dividend	February 19, 2019	February 25, 2019	March 8, 2019	0.30

Note 20. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2020 and 2019, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at January 1, 2019	$(130.0)	$3.3	$(25.5)	$(152.2)
Other comprehensive loss before reclassifications	(1.0)	(8.0)	(6.0)	(15.0)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—	—
Net other comprehensive loss	(1.0)	(8.0)	(6.0)	(15.0)
Balance at December 31, 2019	(131.0)	(4.7)	(31.5)	(167.2)
Other comprehensive income (loss) before reclassifications	0.2	(11.2)	3.2	(7.8)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	3.6	0.1	3.7
Net other comprehensive income (loss)	0.2	(7.6)	3.3	(4.1)
Balance at December 31, 2020	$(130.8)	$(12.3)	$(28.2)	$(171.3)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
There were no reclassifications from accumulated other comprehensive loss to net loss for the year ended December 31, 2019. The details about the reclassifications from accumulated other comprehensive loss to net loss for the year ended December 31, 2020, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Year Ended	Consolidated Statements of Operations Presentation
	December 31, 2020
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges	$3.6	Interest expense
Impact of income taxes	—	Income tax benefit
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges, net of tax	3.6

Plan settlements on pension benefit plans	0.1	Pension income
Impact of income taxes	—	Income tax benefit
Plan settlements on pension benefit plans, net of tax	0.1

Total reclassifications for the period, net of tax	$3.7

Note 21. Segment Information

As a worldwide marketing solutions partner, Quad leverages its 50-year heritage of platform excellence, innovation, strong culture and social purpose to create a better way for its clients, employees and communities. The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category are as follows:

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

International

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. As of December 31, 2020, the Company has no unrestricted subsidiaries as defined in the Company’s Senior Unsecured Notes indenture.

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

The following is a summary of segment information for the years ended December 31, 2020 and 2019:

			Operating Income (Loss) from Continuing Operations			Restructuring, Impairment and Transaction-Related Charges
	Net Sales			Depreciation and Amortization	Capital Expenditures
	Products	Services
Year ended December 31, 2020
United States Print and Related Services	$1,944.0	$683.6	$1.7	$160.8	$58.8	$110.1
International	284.7	17.3	(0.8)	18.9	2.1	12.2
Total operating segments	2,228.7	700.9	0.9	179.7	60.9	122.3
Corporate	—	—	(46.9)	1.9	0.1	1.8
Total	$2,228.7	$700.9	$(46.0)	$181.6	$61.0	$124.1

Year ended December 31, 2019
United States Print and Related Services	$2,713.3	$807.7	$130.1	$188.1	$104.6	$24.6
International	385.0	17.4	8.6	20.1	6.4	10.0
Total operating segments	3,098.3	825.1	138.7	208.2	111.0	34.6
Corporate	—	—	(104.0)	1.3	—	54.8
Total	$3,098.3	$825.1	$34.7	$209.5	$111.0	$89.4

Capital expenditures shown in the above table includes capital expenditures from discontinued operations for all periods presented. Restructuring, impairment and transaction-related charges for the years ended December 31, 2020 and 2019, are further described in Note 5, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) results by segment above.

A reconciliation of operating income from continuing operations to loss from continuing operations before income taxes and equity in loss of unconsolidated entity as reported in the consolidated statements of operations for the years ended December 31, 2020 and 2019, was as follows:

	2020	2019
Operating income (loss) from continuing operations	$(46.0)	$34.7
Less: interest expense	68.8	90.0
Less: net pension income	(10.5)	(6.0)
Less: loss on debt extinguishment	1.8	30.5
Loss from continuing operations before income taxes and equity in loss of unconsolidated entity	$(106.1)	$(79.8)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Total assets by segment at December 31, 2020 and 2019, are shown in the following table. Total assets from discontinued operations are included within the United States Print and Related Services segment for all periods presented:

	2020	2019
United States Print and Related Services	$1,612.3	$2,038.7
International	265.7	302.5
Total operating segments	1,878.0	2,341.2
Corporate	49.7	75.9
Total	$1,927.7	$2,417.1

Note 22. Geographic Area Information

The table below presents the Company’s net sales and long-lived assets as of and for the years ended December 31, 2020 and 2019, by geographic region. The amounts in this table differ from the segment data presented in Note 21, “Segment Information,” because each operating segment includes operations in multiple geographic regions, based on the Company’s management reporting structure.

	United States	Europe	Latin America	Other	Combined
2020
Net sales
Products	$1,908.2	$156.0	$154.7	$9.8	$2,228.7
Services	683.6	17.3	—	—	700.9
Property, plant and equipment—net	756.9	71.6	49.8	5.9	884.2
Operating lease right-of-use assets—net	74.7	2.1	2.0	2.2	81.0
Other intangible assets—net	99.2	3.0	2.1	—	104.3
Other long-term assets	55.4	7.4	10.2	0.4	73.4

2019
Net sales
Products	$2,679.1	$178.5	$234.3	$6.4	$3,098.3
Services	807.7	17.4	—	—	825.1
Property, plant and equipment—net	896.3	73.5	60.0	6.7	1,036.5
Operating lease right-of-use assets—net	92.2	1.5	3.3	0.9	97.9
Other intangible assets—net	131.5	5.4	0.3	—	137.2
Other long-term assets	108.2	8.9	9.8	0.6	127.5

Note 23. New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. ASU 2020-04 permits entities to apply certain expedients and exceptions for contracts, hedging relationships, and other transactions impacted by the anticipated transition away from the use of LIBOR or other interbank offered rates to alternative reference rates. This optional guidance is effective as of March 12,

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
2020, through December 31, 2022. The Company is evaluating the impact of the adoption of ASU 2020-04 on the consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, accounting for hybrid tax regimes, interim-period accounting for enacted changes in tax law and limitation of tax benefit on year-to-date losses. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company has adopted this standard as of January 1, 2021. The Company evaluated the impact of the adoption of ASU 2019-12 on the consolidated financial statements and believes there is no material financial impact.

In August 2018, the FASB issued Accounting Standards Update 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”, which adds, removes and clarifies year-end disclosure requirements related to defined benefit pension and other postretirement plans. This guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted. This new guidance will require a retrospective adoption approach. The Company has adopted this standard for the year ended December 31, 2020, and has included the required disclosures within Note 16, “Employee Retirement Plans”.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included herein.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Miscellaneous—Delinquent Section 16(a) Reports,” respectively, in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, Item 1, “Business,” of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance—Board Committees—Audit Committee” in the Proxy Statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item is included under the captions “Compensation of Executive Officers,” “2020 Summary Compensation Table,” “Grants of Plan Based Awards in 2020,” “Outstanding Equity Awards at December 31, 2020,” “Option Exercises and Stock Vested in 2020,” “2020 Pension Benefits,” “2020 Nonqualified Deffered Compensation,” “Director Compensation,” “Compensation Committee Report,” “Corporate Governance—Board Committees—Compensation Committee Interlocks and Insider Participation,” and “Miscellaneous—Assessment of Compensation-Related Risk,” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Stock Ownership of Management and Others” in the Proxy Statement and is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2020. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 18, “Equity Incentive Programs,” to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	4,227,125	$27.49	3,580,483
Equity compensation plans not approved by security holders	—	—	—
Total	4,227,125	$27.49	3,580,483
______________________________
(1)Consists of the Company’s 2010 Omnibus Incentive Plan and 2020 Omnibus Incentive Plan. Awards under the Omnibus Plans (no new awards can be made under the 2010 plan) may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A stock, restricted stock, restricted stock units, deferred stock units or other stock-based awards as determined by the Company’s Board of Directors.
(2)The weighted average exercise price of outstanding options, warrants and rights only includes stock options.

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

PART IV

Item 15.    Exhibit Index and Financial Statement Schedules

1.Consolidated financial statements—The consolidated financial statements listed in the accompanying index to consolidated financial statements are filed as part of this Annual Report on Form 10-K.

2.Financial statement schedule—All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

3.Exhibits—The exhibits listed in the accompanying “Exhibit Index” are filed as part of this Annual Report on Form 10-K.

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

(4.6)
Amendment No. 4, dated as of June 29, 2020, to Second Amended and Restated Credit Agreement, dated as of April 28, 2014, by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8‑K dated June 29, 2020 and filed on July 6, 2020).

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

Exhibit Number	Exhibit Description

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

(10.11)++
Form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014 and filed on May 7, 2014).

Exhibit Number	Exhibit Description
(10.12)++
Form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014 and filed on May 7, 2014).

(10.13)++
Form of Performance Share Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014 and filed on August 7, 2014).

(10.14)++
Form of Performance Unit Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014 and filed on August 7, 2014).

(10.15)++
Form of Restricted Stock Unit Award Agreement, with full retirement vesting, under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 and filed on August 5, 2015).

(10.16)++
Quad/Graphics, Inc. Executive Severance Plan, effective as of September 15, 2016 [participants are David Honan, Jennifer Kent, Eric Ashworth, Renee Badura and Kelly Vanderboom] (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

(10.17)++	Form of 2020 Cash Long-Term Incentive Plan Net Leverage Ratio Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan.

(10.18)++	Form of 2020 Cash Long-Term Incentive Plan Net Sales Wins Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan.

(10.19)++	Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2020).

(10.20)++	Form of Deferred Stock Unit Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan.

(10.21)++	Form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan.

(10.22)++	Form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan.

(10.23)++	Form of 2021 Cash Long-Term Incentive Plan Net Leverage Ratio Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan.

(10.24)++	Form of 2021 Cash Long-Term Incentive Plan Net Sales Wins Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan.

(21)	Subsidiaries of Quad/Graphics, Inc.

(22)	Guarantor Subsidiaries of Quad/Graphics, Inc.’s Senior Unsecured Notes.

Exhibit Number	Exhibit Description

(23)	Consent of Deloitte & Touche, LLP.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99)	Proxy Statement for the 2021 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2020; except to the extent specifically incorporated by reference, the Proxy Statement for the 2021 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K.]

(101)	Financial statements from the Annual Report on Form 10-K of Quad/Graphics, Inc. for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
______________________________
++    A management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February 2021.

QUAD/GRAPHICS, INC.

By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Joel Quadracci	Chairman, President and Chief Executive Officer	February 24, 2021
J. Joel Quadracci	(Principal Executive Officer)

/s/ David J. Honan	Executive Vice President and Chief Financial Officer	February 24, 2021
David J. Honan	(Principal Financial Officer)

/s/ Anne M. Bauer	Executive Director and Chief Accounting Officer	February 24, 2021
Anne M. Bauer	(Principal Accounting Officer)

/s/ Mark A. Angelson	Director	February 24, 2021
Mark A. Angelson

/s/ Douglas P. Buth	Director	February 24, 2021
Douglas P. Buth

/s/ Kathryn Quadracci Flores	Director	February 24, 2021
Kathryn Quadracci Flores

/s/ John C. Fowler	Director	February 24, 2021
John C. Fowler

/s/ Stephen M. Fuller	Director	February 24, 2021
Stephen M. Fuller

/s/ Christopher B. Harned	Director	February 24, 2021
Christopher B. Harned

/s/ Jay O. Rothman	Director	February 24, 2021
Jay O. Rothman

/s/ John S. Shiely	Director	February 24, 2021
John S. Shiely