Form 10-Q
period 2021-03-31
Quad/Graphics, Inc.
filed 2021-05-05
CIK 1481792

e

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of April 30, 2021
Class A Common Stock	41,123,548
Class B Common Stock	13,556,858
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2021

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net sales
Products	$526.0	$645.0
Services	179.8	177.5
Total net sales	705.8	822.5
Cost of sales
Products	428.3	523.7
Services	131.5	124.0
Total cost of sales	559.8	647.7
Operating expenses
Selling, general and administrative expenses	80.5	99.6
Depreciation and amortization	41.9	47.4
Restructuring, impairment and transaction-related charges	2.6	22.8
Total operating expenses	684.8	817.5
Operating income from continuing operations	21.0	5.0
Interest expense	14.5	18.1
Net pension income	(4.1)	(2.7)
Gain on debt extinguishment	—	(0.6)
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entity	10.6	(9.8)
Income tax expense (benefit)	0.5	(1.2)
Earnings (loss) from continuing operations before equity in earnings of unconsolidated entity	10.1	(8.6)
Equity in earnings of unconsolidated entity	(0.1)	—
Net earnings (loss) from continuing operations	10.2	(8.6)
Loss from discontinued operations, net of tax	—	(3.8)
Net earnings (loss)	10.2	(12.4)
Less: net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Quad common shareholders	$10.2	$(12.4)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Earnings (loss) per share attributable to Quad common shareholders
Basic:
Continuing operations	$0.20	$(0.17)
Discontinued operations	—	(0.08)
Basic earnings (loss) per share attributable to Quad common shareholders	$0.20	$(0.25)

Diluted:
Continuing operations	$0.19	$(0.17)
Discontinued operations	—	(0.08)
Diluted earnings (loss) per share attributable to Quad common shareholders	$0.19	$(0.25)

Weighted average number of common shares outstanding
Basic	51.4	50.5
Diluted	52.8	50.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net earnings (loss)	$10.2	$(12.4)

Other comprehensive income (loss)
Translation adjustments	(6.0)	(15.3)
Interest rate swap adjustments	1.8	(11.1)
Other comprehensive loss, before tax	(4.2)	(26.4)

Income tax impact related to items of other comprehensive income (loss)	—	2.8

Other comprehensive loss, net of tax	(4.2)	(23.6)

Total comprehensive income (loss)	6.0	(36.0)

Less: comprehensive income (loss) attributable to noncontrolling interests	—	—

Comprehensive income (loss) attributable to Quad common shareholders	$6.0	$(36.0)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$80.6	$55.2
Receivables, less allowance for credit losses of $33.3 million at March 31, 2021, and $33.8 million at December 31, 2020	340.3	399.1
Inventories	162.0	170.2
Prepaid expenses and other current assets	50.8	54.7
Total current assets	633.7	679.2
Property, plant and equipment—net	850.7	884.2
Operating lease right-of-use assets—net	78.7	81.0
Goodwill	103.0	103.0
Other intangible assets—net	95.9	104.3
Equity method investment in unconsolidated entity	2.5	2.6
Other long-term assets	72.7	73.4
Total assets	$1,837.2	$1,927.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$330.0	$320.0
Other current liabilities	251.5	310.8
Short-term debt and current portion of long-term debt	16.8	20.7
Current portion of finance lease obligations	2.7	2.8
Current portion of operating lease obligations	27.7	28.4
Total current liabilities	628.7	682.7
Long-term debt	871.3	902.7
Finance lease obligations	1.8	2.0
Operating lease obligations	53.0	54.5
Deferred income taxes	5.1	4.2
Other long-term liabilities	184.2	196.8
Total liabilities	1,744.1	1,842.9
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	835.5	833.1
Treasury stock, at cost	(13.2)	(13.1)
Accumulated deficit	(555.8)	(566.0)
Accumulated other comprehensive loss	(175.5)	(171.3)
Quad’s shareholders’ equity	92.4	84.1
Noncontrolling interests	0.7	0.7
Total shareholders’ equity and noncontrolling interests	93.1	84.8
Total liabilities and shareholders’ equity	$1,837.2	$1,927.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net earnings (loss)	$10.2	$(12.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41.9	47.4
Impairment charges	0.8	3.8
Amortization of debt issuance costs and original issue discount	0.6	0.6
Gain on debt extinguishment	—	(0.6)
Stock-based compensation	3.0	2.8
Loss on the sale of a businesses	—	2.9
Gain on the sale or disposal of property, plant and equipment	(7.0)	(0.8)
Deferred income taxes	0.1	12.6
Equity in earnings of unconsolidated entity	(0.1)	—
Changes in operating assets and liabilities—net of acquisitions and divestitures	23.4	(11.6)
Net cash provided by operating activities	72.9	44.7

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16.9)	(29.0)
Cost investment in unconsolidated entities	(0.3)	—
Proceeds from the sale of property, plant and equipment	11.4	3.6
Proceeds from the sale of businesses	—	41.3
Acquisition of businesses—net of cash acquired	—	(1.6)
Other investing activities	(0.2)	—
Net cash (used in) provided by investing activities	(6.0)	14.3

FINANCING ACTIVITIES
Payments of long-term debt	(33.9)	(43.9)
Payments of finance lease obligations	(0.8)	(3.1)
Borrowings on revolving credit facilities	4.4	204.8
Payments on revolving credit facilities	(5.7)	(76.7)
Equity awards redeemed to pay employees’ tax obligations	(1.1)	(1.0)
Payment of cash dividends	(1.4)	(9.5)
Other financing activities	(2.9)	0.1
Net cash (used in) provided by financing activities	(41.4)	70.7

Effect of exchange rates on cash and cash equivalents	(0.1)	(0.6)
Net increase in cash and cash equivalents	25.4	129.1
Cash and cash equivalents at beginning of period	55.2	78.7
Cash and cash equivalents at end of period	$80.6	$207.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTERESTS
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	54.4	$1.4	$833.1	(0.8)	$(13.1)	$(566.0)	$(171.3)	$84.1	$0.7
Net earnings	—	—	—	—	—	10.2	—	10.2	—
Foreign currency translation adjustments	—	—	—	—	—	—	(6.0)	(6.0)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.8	1.8	—
Stock-based compensation	—	—	3.0	—	—	—	—	3.0	—
Issuance of share-based awards, net of other activity	1.3	—	(0.6)	—	1.0	—	—	0.4	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.1)	—	—	(1.1)	—
Balance at March 31, 2021	55.7	$1.4	$835.5	(1.0)	$(13.2)	$(555.8)	$(175.5)	$92.4	$0.7

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	54.3	$1.4	$847.4	(1.6)	$(31.5)	$(423.5)	$(167.2)	$226.6	$17.7
Accumulated deficit transition adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	—	(6.3)	—	(6.3)	—
Balance at January 1, 2020	54.3	$1.4	$847.4	(1.6)	$(31.5)	$(429.8)	$(167.2)	$220.3	$17.7
Net loss	—	—	—	—	—	(12.4)	—	(12.4)	—
Change in ownership of noncontrolling interests	—	—	—	—	—	—	—	—	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(15.3)	(15.3)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(8.3)	(8.3)	—
Cash dividends declared ($0.15 per common share)	—	—	—	—	—	(7.9)	—	(7.9)	—
Stock-based compensation	—	—	3.1	—	—	—	—	3.1	—
Issuance of share-based awards, net of other activity	0.1	—	(19.8)	1.1	19.8	—	—	—	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.0)	—	—	(1.0)	—
Balance at March 31, 2020	54.4	$1.4	$830.7	(0.7)	$(12.7)	$(450.1)	$(190.8)	$178.5	$17.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the “Company” or “Quad”) have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2020, and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 24, 2021.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three months ended March 31, 2021 and 2020. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Discontinued Operations - The results of operations of the Company’s Book business are reported as discontinued operations for the three months ended March 31, 2020, in accordance with Accounting Standards Codification (“ASC”) 205-20 — Discontinued Operations. The sale of the Book business was completed during 2020. The financial information pertaining to discontinued operations has been excluded from all relevant notes to the consolidated financial statements, unless otherwise noted. See all required disclosures and further information in Note 4, “Discontinued Operations” for information about the Company’s sale of its Book business.

Coronavirus (“COVID-19”) Pandemic Impacts and Response - The COVID-19 pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations and supply chain, although the full extent is still uncertain. The Company implemented cost reduction and cash conservation initiatives in response to the impact of the COVID-19 pandemic on its business. The Company also amended its Senior Secured Credit Facility during the second quarter of 2020 to provide for certain financial covenant relief through the fiscal quarter ending September 30, 2021. The Company is continuing to evaluate its cost structure and expects to implement additional cost reduction measures as necessary. As the pandemic continues, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, all of which are still highly uncertain.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three months ended March 31, 2021 and 2020:

	United States Print and Related Services	International	Total
Three months ended March 31, 2021
Catalog, publications, retail inserts, and directories	$329.7	$49.0	$378.7
Direct mail and other printed products	129.0	16.8	145.8
Other	1.2	0.3	1.5
Total products	459.9	66.1	526.0
Logistics services	92.7	5.1	97.8
Imaging, marketing services and other services	82.0	—	82.0
Total services	174.7	5.1	179.8
Total net sales	$634.6	$71.2	$705.8

Three months ended March 31, 2020
Catalog, publications, retail inserts, and directories	$412.1	$64.7	$476.8
Direct mail and other printed products	150.4	16.4	166.8
Other	1.1	0.3	1.4
Total products	563.6	81.4	645.0
Logistics services	90.0	4.4	94.4
Imaging, marketing services and other services	83.0	0.1	83.1
Total services	173.0	4.5	177.5
Total net sales	$736.6	$85.9	$822.5

Nature of Products and Services

The Company recognizes its products and services revenue based on when the transfer of control passes to the client or when the service is completed and accepted by the client.
The products offering is predominantly comprised of the Company’s print operations which includes retail inserts, publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with ASC 606 — Revenue from Contracts with Customers, the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a client contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the three months ended March 31, 2021, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2020	$8.7
Costs to obtain contracts	—
Amortization of costs to obtain contracts	(0.9)
Balance at March 31, 2021	$7.8

Note 3. Strategic Investments

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

On July 1, 2020, the Company completed the sale of its Versailles, Kentucky book manufacturing plant to CJK Group, Inc., which serves book, magazine, catalog and journal publishers, for $7.0 million in cash and the assumption of approximately $3.0 million in finance lease obligation, resulting in a $10.1 million impairment charge related to property, plant and equipment and a $3.0 million gain on the sale of the business during the year ended December 31, 2020. The Company used the proceeds from the sale to reduce debt.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
On October 31, 2020, the Company completed the sale of its Fairfield, Pennsylvania and Martinsburg, West Virginia book manufacturing plants to Berryville Graphics, a division of Bertelsmann Printing Group USA, a media, services and education company, for $14.2 million in cash, resulting in a loss on the sale of the business of $3.5 million and a $1.4 million impairment charge related to property plant and equipment during the year ended December 31, 2020. The Company used the proceeds from the sale to reduce debt. This sale was the final step in the previously announced strategic decision to divest the Company’s Book business to optimize its product portfolio.

The following table summarizes the results of operations, which are included in the loss from discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Total net sales	$40.3
Total cost of sales, excluding depreciation and amortization	41.1
Selling, general and administrative expenses	1.9
Restructuring, impairment and transaction-related charges (1)	2.2
Other expenses, net	—
Loss from discontinued operations before income taxes	(4.9)
Income tax benefit	(1.1)
Loss from discontinued operations, net of tax	$(3.8)
______________________________
(1)The Company recognized $1.3 million of impairment charges for tangible property, plant and equipment during the three months ended March 31, 2020, to reduce the carrying value of the Book business to its fair value.

The condensed consolidated statement of cash flows for the three months ended March 31, 2020 has not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the discontinued Book business during the three months ended March 31, 2020, were as follows:

Three Months Ended March 31, 2020
Cash flows used in operating activities	$(0.9)
Cash flows used in investing activities	(1.6)

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2021 and 2020, as follows:

	Three Months Ended March 31,
	2021	2020
Employee termination charges	$4.7	$12.6
Impairment charges	0.8	2.5
Transaction-related charges	0.2	0.5
Integration costs	—	0.7
Other restructuring charges (income)	(3.1)	6.5
Total	$2.6	$22.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 20, “Segment Information,” for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure and has since announced a total of 50 plant closures through March 31, 2021. The Company classifies the following charges as restructuring:

•Employee termination charges are incurred when the Company reduces its workforce through separation programs and facility consolidations.

•Integration costs are incurred primarily for the integration of acquired companies (see Note 3, “Strategic Investments,” for descriptions of the Company’s recent acquisitions and strategic investments).

•Other restructuring charges (income) are presented net of the gains on the sale of facilities and businesses, including a gain on the sale of the Riverside, California facility during the three months ended March 31, 2021, and a gain on the sale of the Shakopee, Minnesota facility during the three months ended March 31, 2020. The Company also recognized a $2.9 million loss on the sale of a business during the three months ended March 31, 2020, which is included within other restructuring activities below. The components of other restructuring charges (income) consisted of the following during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Vacant facility carrying costs and lease exit charges	$3.9	$2.7
Equipment and infrastructure removal costs	0.8	0.6
Gains on the sale of facilities	(7.8)	(0.8)
Other restructuring activities	—	4.0
Other restructuring charges (income)	$(3.1)	$6.5

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $0.8 million and $2.5 million during the three months ended March 31, 2021 and 2020, respectively, primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.2 million and $0.5 million were recorded during the three months ended March 31, 2021 and 2020, respectively.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the three months ended March 31, 2021, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Other Restructuring Charges	Total
Balance at December 31, 2020	$14.6	$—	$0.5	$25.8	$40.9
Expense, net	4.7	0.8	0.2	(3.1)	2.6
Cash payments, net	(5.6)	—	(0.3)	6.6	0.7
Non-cash adjustments/reclassifications and translation	(0.4)	(0.8)	—	(4.2)	(5.4)
Balance at March 31, 2021	$13.3	$—	$0.4	$25.1	$38.8

The Company’s restructuring reserves at March 31, 2021, included a short-term and a long-term component. The short-term portion included $31.1 million in other current liabilities (see Note 14, “Other Current and Long-Term Liabilities”) and $0.7 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $7.0 million is included in other long-term liabilities (see Note 14, “Other Current and Long-Term Liabilities”) in the condensed consolidated balance sheets.

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

No indicators of impairment were identified in any of the Company's reporting units during the three months ended March 31, 2021.

The accumulated goodwill impairment losses and the carrying value of goodwill at March 31, 2021, and December 31, 2020, were as follows:

	United States Print and Related Services	International	Total
Goodwill	$881.3	$30.0	$911.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)
Goodwill, net of accumulated goodwill impairment loss	$103.0	$—	$103.0

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
Other Intangible Assets

The components of finite-lived intangible assets at March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021				December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	6	$68.7	$(46.0)	$22.7	6	$69.6	$(44.3)	25.3
Capitalized software	5	17.5	(12.3)	5.2	5	17.3	(11.7)	5.6
Acquired Technology	5	3.6	(0.7)	2.9	5	3.0	(0.5)	2.5
Customer relationships	6	561.1	(496.0)	65.1	6	561.9	(491.0)	70.9
Total		$650.9	$(555.0)	$95.9		$651.8	$(547.5)	$104.3

The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at March 31, 2021, and December 31, 2020, differs from the value originally recorded at acquisition due to impairment charges recorded in prior years and the effects of currency fluctuations since the purchase date.

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the three months ended March 31, 2021 and 2020.

Amortization expense for other intangible assets was $9.1 million and $9.9 million for the three months ended March 31, 2021 and 2020, respectively. The estimated future amortization expense related to other intangible assets as of March 31, 2021, was as follows:

Amortization Expense
Remainder of 2021	$22.6
2022	29.9
2023	25.7
2024	14.9
2025	2.5
2026	0.3
Total	$95.9

Note 7. Receivables

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
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

The Company has recorded credit loss expense of $0.6 million and $5.0 million during the three months ended March 31, 2021 and 2020, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Activity impacting the allowance for credit losses for the three months ended March 31, 2021, was as follows:

Allowance for Credit Losses
Balance at December 31, 2020	$33.8
Provisions	0.6
Write-offs	(0.6)
Translation and other	(0.5)
Balance at March 31, 2021	$33.3

Note 8. Inventories

The components of inventories at March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Raw materials and manufacturing supplies	$89.8	$90.9
Work in process	30.7	33.4
Finished goods	41.5	45.9
Total	$162.0	$170.2

Note 9. Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Land	$91.0	$97.6
Buildings	773.9	780.3
Machinery and equipment	3,076.2	3,094.1
Other(1)	184.8	183.2
Construction in progress	37.1	33.0
Property, plant and equipment—gross	$4,163.0	$4,188.2
Less: accumulated depreciation	(3,312.3)	(3,304.0)
Property, plant and equipment—net	$850.7	$884.2
______________________________
(1)Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
The Company recorded impairment charges of $0.8 million and $2.5 million during the three months ended March 31, 2021 and 2020, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 5, “Restructuring, Impairment and Transaction-Related Charges,” for further discussion on impairment charges).

The Company recognized depreciation expense of $32.8 million and $37.5 million for the three months ended March 31, 2021 and 2020, respectively.

Assets Held for Sale from Continuing Operations

The Company assessed whether certain closed facilities and facilities where the Company has received a signed letter of intent to purchase should be classified as held for sale on the condensed consolidated balance sheets. Assets held for sale are carried at the lesser of original cost or fair value, less the estimated costs to sell. Assets held for sale were $6.3 million and $4.9 million as of March 31, 2021, and December 31, 2020, respectively. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs) and were estimated based on quoted market prices where available and independent appraisals, as appropriate. Assets held for sale were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
Note 11. Debt

The components of long-term debt as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Master note and security agreement	$14.6	$15.6
Term Loan A	627.0	657.6
Revolving credit facility	—	—
Senior unsecured notes	238.7	238.7
International term loans	8.2	10.7
International revolving credit facilities	3.4	4.9
Other	2.5	2.8
Debt issuance costs	(6.3)	(6.9)
Total debt	$888.1	$923.4
Less: short-term debt and current portion of long-term debt	(16.8)	(20.7)
Long-term debt	$871.3	$902.7

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.9 billion at March 31, 2021, and at December 31, 2020. The fair value determination of the Company’s total debt was categorized as Level 2 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs).

Debt Issuance Costs

Activity impacting the Company’s debt issuance costs for the three months ended March 31, 2021, was as follows:

Capitalized Debt Issuance Costs
Balance at December 31, 2020	$6.9
Amortization of debt issuance costs	(0.6)
Balance at March 31, 2021	$6.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
Gain on Debt Extinguishment

During the three months ended March 31, 2020, the Company redeemed $37.6 million of its senior notes under the Master Note and Security Agreement, at par, which resulted in a loss on debt extinguishment recorded. In addition, the Company repurchased $4.7 million of its outstanding unsecured 7.0% senior notes due May 1, 2022 (the “Senior Unsecured Notes”) in the open market, which resulted in a gain on debt extinguishment recorded. The gain on debt extinguishment recorded during the three months ended March 31, 2020, was comprised of the following:

2020 Gain on Debt Extinguishment
Loss on debt extinguishment from Master Note and Security Tender	$0.2
Gain on debt extinguishment from Senior Unsecured Note Repurchases	(0.8)
Total	$(0.6)

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements, as amended to date). Among these covenants, the Company was required to maintain the following as of March 31, 2021:

•Maximum Total Net Leverage Ratio. On a rolling twelve-month basis, the Maximum Total Net Leverage Ratio, defined as consolidated total indebtedness, net of no more than $75.0 million of unrestricted cash, to consolidated EBITDA, shall not exceed (i) 4.50 to 1.00 for the quarter ended March 31, 2021, (ii) 4.25 to 1.00 for the quarter ending June 30, 2021, and (iii) 4.125 to 1.00 for the quarter ending September 30, 2021 (for the twelve months ended March 31, 2021, the Company’s Maximum Total Net Leverage Ratio was 3.18 to 1.00). In 2020, the Company amended its Senior Secured Credit Facility to provide for certain financial covenant relief during the period starting June 29, 2020 and ending September 30, 2021 (the “Covenant Relief Period”). After the Covenant Relief Period, the Company will be required to comply with the Total Leverage Ratio covenant, defined as consolidated total indebtedness to consolidated EBITDA which shall not exceed 3.75 to 1.00.

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling twelve-month basis, the Senior Secured Leverage Ratio, defined as consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2021, the Company’s Senior Secured Leverage Ratio was 2.26 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2021, the Company’s Interest Coverage Ratio was 4.82 to 1.00).

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
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. The following limitations utilize a Total Net Leverage Ratio calculation, which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA (for the twelve months ended March 31, 2021, the Company’s Total Net Leverage Ratio was 3.18 to 1.00).

•If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions, provided, however, that no such restricted payments shall be made during the Covenant Relief Period. As the Company’s Total Net Leverage Ratio as of March 31, 2021, was 3.18 to 1.00, and we are in the Covenant Relief Period, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 2.26 to 1.00 and the Total Net Leverage Ratio was 3.18 to 1.00, as of March 31, 2021.

Note 12. Income Taxes

The Company records income tax expense (benefit) on an interim basis. The estimated effective income tax rate is adjusted quarterly, and items discrete to a specific quarter and adjustments to valuation allowances that could result in a reduction to tax expense or benefit are reflected in income tax expense (benefit) for that interim period. Tax allocable to continuing operations is calculated without regard to the tax effects of earnings and losses allocable to discontinued operations under the incremental approach.

The effective income tax rate for the interim period can differ from the statutory tax rate, as it reflects discrete items, such as changes in the liability for unrecognized tax benefits related to the establishment and settlement of income tax exposures and benefits related to share-based compensation.

The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of March 31, 2021, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of March 31, 2021, was $11.6 million. The Company anticipates a $0.4 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
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

Level 3:    Unobservable inputs for the asset or liability. There were no recurring Level 3 fair value measurements of assets or liabilities as of March 31, 2021.

Interest Rate Swaps

The Company currently holds two interest rate swap contracts. The purpose of entering into the contracts was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt. The interest rate swaps were previously designated as cash flow hedges as they effectively converted the notional value of the Company’s variable rate debt based on one-month London Interbank Offered Rate (“LIBOR”) to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. However, the Company amended its Senior Secured Credit Facility during the second quarter of 2020, which added a 0.75% LIBOR floor to the Company’s variable rate debt, changing the critical terms of the hedged instrument. Due to this change in critical terms, the Company has elected to de-designate the swaps as cash flow hedges, resulting in future changes in fair value being recognized in interest expense. The balance of the accumulated other comprehensive loss attributable to the interest rate swaps as of June 30, 2020, will be amortized to interest expense on a straight-line basis over the remaining lives of the swap contracts. The Company expects to reclassify $6.8 million of this balance to interest expense over the next twelve months.

The key terms of the interest rate swaps are as follows:

	March 19, 2019 Interest Rate Swap	February 7, 2017 Interest Rate Swap
Effective date	March 29, 2019	February 28, 2017
Termination date	March 28, 2024	February 28, 2022
Term	5 years	5 years
Notional amount	$130.0	$250.0
Fixed swap rate	2.43%	1.89%

The Company classifies the interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swaps classified as Level 2 as of March 31, 2021, and December 31, 2020, were as follows:

	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swap liabilities	Other current liabilites	$(4.0)	$—
Interest rate swap liabilities	Other long-term liabilities	$(7.7)	$(14.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
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

	Three Months Ended March 31,
	2021	2020
Cash Flow Impacts
Net interest paid (received)	$1.8	$0.4

Impacts with Swaps as Hedging Instruments
Loss recognized in other comprehensive loss	—	11.1

Impacts with Swaps as Nonhedging Instruments
Income recognized in interest expense excluded from hedge effectiveness assessments	(2.7)	—
Amounts reclassified out of accumulated other comprehensive loss to interest expense	1.8	—
Net interest expense	1.8	0.4
Total impact of swaps to interest expense	$0.9	$0.4

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of March 31, 2021.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the three months ended March 31, 2021 and 2020, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 11, “Debt,” for the fair value of the Company’s debt as of March 31, 2021.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 3, “Strategic Investments,” for further discussion on acquisitions. See Note 4, “Discontinued Operations”; Note 5, “Restructuring, Impairment and Transaction-Related Charges”; and Note 9, “Property, Plant and Equipment” for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)

Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of March 31, 2021, and December 31, 2020.

Note 14. Other Current and Long-Term Liabilities

The components of other current and long-term liabilities as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021			December 31, 2020
	Other Current Liabilities	Other Long-Term Liabilities	Total	Other Current Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$98.4	$67.3	$165.7	$130.2	$67.4	$197.6
Single employer pension plan obligations	1.7	49.9	51.6	1.7	54.9	56.6
Multiemployer pension plans – withdrawal liability	3.6	31.3	34.9	3.5	32.2	35.7
Deferred revenue	45.7	2.3	48.0	52.9	2.6	55.5
Tax-related liabilities	17.9	5.3	23.2	25.3	5.3	30.6
Restructuring liabilities	31.1	7.0	38.1	33.1	7.2	40.3
Interest and rent liabilities	8.0	—	8.0	3.6	—	3.6
Interest rate swap liabilities	4.0	7.7	11.7	—	14.4	14.4
Other	41.1	13.4	54.5	60.5	12.8	73.3
Total	$251.5	$184.2	$435.7	$310.8	$196.8	$507.6
______________________________
(1)Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers’ compensation.

Note 15. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Employee Stock Ownership Plan (“ESOP”) holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions during the three months ended March 31, 2021 and 2020.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
The components of net pension income for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
Interest cost	$(2.1)	$(3.4)
Expected return on plan assets	6.2	6.1
Net pension income	$4.1	$2.7

The Company made $0.1 million in benefit payments to its non-qualified defined benefit pension plans and made $0.8 million in contributions to its qualified defined benefit pension plans during the three months ended March 31, 2021.

Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a withdrawal liability based on information provided by each plan’s trustee. The Company has reserved $34.9 million for the total MEPPs withdrawal liability as of March 31, 2021, of which $31.3 million was recorded in other long-term liabilities and $3.6 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU and GCC until April 2032 and February 2024, respectively. The Company made payments totaling $1.5 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 0.9 million class A common shares for the three months ended March 31, 2021. Due to the net loss incurred during the three months ended March 31, 2020, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock, including the impact of discontinued operations, for the three months ended March 31, 2021 and 2020, are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Numerator
Net earnings (loss) from continuing operations	$10.2	$(8.6)
Less: net earnings (loss) attributable to noncontrolling interests	—	—
Net earnings (loss) from continuing operations attributable to Quad common shareholders	10.2	(8.6)

Loss from discontinued operations, net of tax	—	(3.8)

Net earnings (loss) attributable to Quad common shareholders	$10.2	$(12.4)

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	51.4	50.5
Plus: effect of dilutive equity incentive instruments	1.4	—
Diluted weighted average number of common shares outstanding for all classes of common shares	52.8	50.5

Earnings (loss) per share attributable to Quad common shareholders
Basic:
Continuing operations	$0.20	$(0.17)
Discontinued operations	—	(0.08)
Basic earnings (loss) per share attributable to Quad common shareholders	$0.20	$(0.25)

Diluted:
Continuing operations	$0.19	$(0.17)
Discontinued operations	—	(0.08)
Diluted earnings (loss) per share attributable to Quad common shareholders	$0.19	$(0.25)

Cash dividends paid per common share for all classes of common shares	$—	$0.15

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
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
The 2020 Plan provides for an aggregate 3,000,000 shares of class A common stock reserved for issuance, plus shares still available for issuance or re-credited under the 2010 Plan. Awards under the 2020 Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock (“RS”), restricted stock units (“RSU”), deferred stock units (“DSU”) or other stock-based awards as determined by the Company’s Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. There were 2,512,457 shares of class A common stock reserved for issuance under the 2020 Plan as of March 31, 2021. Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs. The Company plans to either use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

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

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations and includes expense (income) recognized for liability awards that are remeasured on a quarterly basis. The total compensation expense recognized related to all equity incentive programs for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended March 31,
	2021	2020
RS and RSU equity awards expense	$2.2	$2.1
RSU liability awards income	—	(0.3)
DSU awards expense	0.8	1.0
Total equity incentive compensation expense	$3.0	$2.8

Total future compensation expense related to all equity incentive programs granted as of March 31, 2021, was estimated to be $10.7 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $5.5 million for the remainder of 2021, $3.5 million for 2022, $1.5 million for 2023 and $0.2 million for 2024.

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

There were no stock options granted, and no compensation expense was recognized related to stock options for the three months ended March 31, 2021 and 2020. There is no future compensation expense for stock options as of March 31, 2021.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
The following table is a summary of the stock option activity for the three months ended March 31, 2021:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2020	514,876	$27.49	0.5	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(259,914)	41.10
Outstanding and exercisable at March 31, 2021	254,962	$13.62	0.7	$—

The intrinsic value of options outstanding and exercisable at March 31, 2021, and December 31, 2020, was based on the fair value of the stock price. All outstanding options are vested as of March 31, 2021. There were no stock options exercised during the three months ended March 31, 2021 and 2020.

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

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2021:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2020	2,961,750	$11.55	1.3	249,538	$11.70	1.3
Granted	1,124,443	3.90		41,553	3.82
Vested	(576,524)	22.55		(18,586)	22.60
Forfeited	(59,672)	13.14		—	—
Nonvested at March 31, 2021	3,449,997	$7.19	1.9	272,505	$9.76	1.4

In the first quarter of 2019, the Company issued RSU awards in connection with the acquisition of Periscope that are accounted for as liability awards that will vest on March 1, 2022. The awards were recorded at fair value on the initial issuance date and are remeasured to fair value at each reporting period, with the change in fair value being recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2021, the fair value of the RSU awards classified as liabilities was $0.5 million and was included in other long-term liabilities on the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)

Deferred Stock Units

Deferred stock units are awards of rights to shares of the Company’s class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the three months ended March 31, 2021:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	500,961	$10.69
Granted	221,616	3.82
Dividend equivalents granted	—	—
Settled	(35,186)	11.53
Outstanding at March 31, 2021	687,391	$8.36

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

Note 18. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
March 31, 2021	105.0	41.2	0.5	41.7
December 31, 2020	105.0	40.2	0.2	40.4

Class B stock ($0.025 par value)
March 31, 2021	80.0	13.5	—	13.5
December 31, 2020	80.0	13.5	—	13.5

Class C stock ($0.025 par value)
March 31, 2021	20.0	—	0.5	0.5
December 31, 2020	20.0	—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2021, and December 31, 2020. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. There were no shares repurchased during the three months ended March 31, 2021, or during the three months ended March 31, 2020. As of March 31, 2021, there were $100.0 million of authorized repurchases remaining under the program. The Company is currently prohibited from repurchasing capital stock through the Covenant Relief Period, in accordance with the fourth amendment to the April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020 (see Note 11. “Debt,” for more details on the amendment and timing of the Covenant Relief Period).

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. Due to uncertainty in client demand as a result of the COVID-19 pandemic, the Company’s Board of Directors proactively suspended the Company’s quarterly dividends beginning in the second quarter of 2020, and the Company is currently prohibited from making dividend payments during the Covenant Relief Period. The dividend activity related to the then outstanding shares for the three months ended March 31, 2020 was as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2020
Q1 Dividend	February 18, 2020	February 28, 2020	March 9, 2020	0.15

Note 19. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2021, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2020	$(130.8)	$(12.3)	$(28.2)	$(171.3)
Other comprehensive loss before reclassifications	(6.0)	—	—	(6.0)
Amounts reclassified from accumulated other comprehensive loss to net income	—	1.8	—	1.8
Net other comprehensive income (loss)	(6.0)	1.8	—	(4.2)
Balance at March 31, 2021	$(136.8)	$(10.5)	$(28.2)	$(175.5)

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2020, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2019	$(131.0)	$(4.7)	$(31.5)	$(167.2)
Other comprehensive loss before reclassifications	(15.3)	(8.3)	—	(23.6)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—	—
Net other comprehensive loss	(15.3)	(8.3)	—	(23.6)
Balance at March 31, 2020	$(146.3)	$(13.0)	$(31.5)	$(190.8)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
There were no reclassifications from accumulated other comprehensive loss to net loss for the three months ended March 31, 2020. The details about the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the three months ended March 31, 2021, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2021	Consolidated Statements of Operations Presentation

Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges	$1.8	Interest expense
Impact of income taxes	—
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges, net of tax	$1.8

Note 20. Segment Information

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

International

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. As of March 31, 2021, the Company has no unrestricted subsidiaries as defined in the Company’s Senior Unsecured Notes indenture.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(In millions, except share and per share data and unless otherwise indicated)
The following is a summary of segment information for the three months ended March 31, 2021 and 2020:

	Net Sales		Operating Income (Loss) from Continuing Operations	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended March 31, 2021
United States Print and Related Services	$459.9	$174.7	$32.5	$1.1
International	66.1	5.1	1.5	0.8
Total operating segments	526.0	179.8	34.0	1.9
Corporate	—	—	(13.0)	0.7
Total	$526.0	$179.8	$21.0	$2.6

Three months ended March 31, 2020
United States Print and Related Services	$563.6	$173.0	$16.3	$20.8
International	81.4	4.5	0.3	1.3
Total operating segments	645.0	177.5	16.6	22.1
Corporate	—	—	(11.6)	0.7
Total	$645.0	$177.5	$5.0	$22.8

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2021 and 2020, are further described in Note 5, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) from continuing operations results by segment above.

A reconciliation of operating income (loss) from continuing operations to earnings (loss) from continuing operations before income taxes and equity in loss of unconsolidated entity as reported in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended March 31,
	2021	2020
Operating income from continuing operations	$21.0	$5.0
Less: interest expense	14.5	18.1
Less: net pension income	(4.1)	(2.7)
Less: gain on debt extinguishment	—	(0.6)
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entity	$10.6	$(9.8)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
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

In December 2019, the FASB issued Accounting Standards Update 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, accounting for hybrid tax regimes, interim-period accounting for enacted changes in tax law and limitation of tax benefit on year-to-date losses. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard as of January 1, 2021. The impact of the adoption of ASU 2019-12 on the condensed consolidated financial statements did not have a material financial impact.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2020, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2021.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended March 31, 2021, to the three months ended March 31, 2020. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Omaha, Nebraska packaging plant, which was sold on January 31, 2020, and the additional investment in Rise in June 2020. The results of operations of the divestiture are included in the Company’s condensed consolidated results until the date of disposition, and the results of operations of the investment in Rise reflect the Company’s ownership interest from the respective dates of change in ownership. The results of the Company's United States Book business have been reported as discontinued operations for the period ended March 31, 2020.  Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with GAAP.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad are those described in Part I, Item 1A, “Risk Factors,” of the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on February 24, 2021, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

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

To provide ongoing improvement in manufacturing productivity, the Company applies holistic Continuous Improvement and Lean Enterprise methodologies to simplify and streamline processes and to ultimately maximize operating margins. These same methodologies are applied to its selling, general and administrative functions to create a truly lean enterprise. The Company has been working diligently to lower its cost structure by consolidating its manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be the high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt and pension liability reduction. The Company’s disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk.

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. As a result of the decision to sell the Company’s United States Book business, all United States Print and Related Services segment amounts exclude the Book business discontinued operations for the three months ended March 31, 2020. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 90% of the Company’s consolidated net sales during the three months ended March 31, 2021.

•The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 10% of the Company’s consolidated net sales during the three months ended March 31, 2021.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations decreased by $36 million during the three months ended March 31, 2021, primarily due to an increase in cash provided by operating activities and the use of cash proceeds from the sale of the Riverside plant to reduce debt obligations. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and finance lease obligations by $847 million and has reduced the obligations for pension, postretirement and MEPPs by $476 million, for a total obligation reduction since July of 2010 of over $1.3 billion.

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased magazine advertising page counts, retail inserts, and catalogs primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years. Due to the continued uncertainty surrounding the COVID-19 pandemic, the Company anticipates this seasonality will be further impacted in 2021 and in future periods, as the Company is heavily dependent on consumer demand.

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

The Company continues to make progress on integrating and streamlining all aspects of its business, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. The Company has continued to evolve its manufacturing platform, equipping facilities to be product line agnostic, which enables the Company to maximize equipment utilization. Quad believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as publications and catalogs) due to economies of scale and from investments in automation and technology. The Company continues to focus on proactively aligning its cost structure to the realities of the top-line pressures it faces in the printing industry through Lean Manufacturing and sustainable continuous improvement programs. Restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 50 plant closures through March 31, 2021.

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

Integrated distribution with the United States Postal Service (“USPS”) is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS continues to experience financial problems. Without increased revenues or action by Congress to reform the USPS’ cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. Additional price increases may result in clients reducing mail volumes and exploring the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet and other alternative media channels in order to ensure that they stay within their expected postage budgets. There are also continued risks of delivery delays due to ongoing COVID-19 impacts on daily operational staffing at the USPS.

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

The Company’s results of operations have been and continue to be adversely impacted as a result of the COVID-19 pandemic. Through the Company’s Crisis Management Team, including executive and operations leadership, the Company has been executing business continuity plans focused on protecting the health and well-being of our employees, while also continuing to service clients, and protect the long-term financial health of the Company as the COVID-19 pandemic continues. In 2020, the Company amended its Senior Secured Credit Facility to provide for certain financial covenant relief through the fiscal quarter ending September 30, 2021, which includes suspending quarterly dividend payments through the Covenant Relief Period The Company is continuing to evaluate its cost structure and expects to implement additional cost reduction measures as necessary. As the pandemic continues to evolve, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, all of which are still highly uncertain.

Results of Operations for the Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020

Summary Results

The Company’s operating income from continuing operations, operating margin, net earnings (loss) attributable to Quad common shareholders (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share attributable to Quad common shareholders for the three months ended March 31, 2021, changed from the three months ended March 31, 2020, as follows (dollars in millions, except margin and per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad Common Shareholders	Diluted Earnings (Loss) Per Share Attributable to Quad Common Shareholders
For the three months ended March 31, 2020	$5.0	0.6%	$(12.4)	$(0.25)
Restructuring, impairment and transaction-related charges (1)	20.2	2.4%	15.1	0.30
Interest expense (2)	N/A	N/A	2.6	0.06
Net pension income (3)	N/A	N/A	1.1	0.02
2020 gain on debt extinguishment (4)	N/A	N/A	(0.5)	(0.02)
Income taxes (5)	N/A	N/A	3.5	0.07
Loss from discontinued operations, net of tax (6)	N/A	N/A	3.8	0.08
Investments in unconsolidated entity and noncontrolling interests, net of tax (7)	N/A	N/A	0.1	—
Operating income from continuing operations (8)	(4.2)	—%	(3.1)	(0.07)
For the three months ended March 31, 2021	$21.0	3.0%	$10.2	$0.19
______________________________
(1)Restructuring, impairment and transaction-related charges decreased $20.2 million ($15.1 million, net of tax), to $2.6 million during the three months ended March 31, 2021, and included the following:

a.A $7.9 million decrease in employee termination charges from $12.6 million during the three months ended March 31, 2020, to $4.7 million during the three months ended March 31, 2021;

b.A $1.7 million decrease in impairment charges from $2.5 million during the three months ended March 31, 2020, to $0.8 million during the three months ended March 31, 2021;

c.A $0.3 million decrease in transaction-related charges from $0.5 million during the three months ended March 31, 2020, to $0.2 million during the three months ended March 31, 2021;

d.A $0.7 million decrease in integration costs from the three months ended March 31, 2020, to the three months ended March 31, 2021; and

e.A $9.6 million decrease in various other restructuring charges from $6.5 million of expense during the three months ended March 31, 2020, to $3.1 million of income during the three months ended March 31, 2021.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Interest expense decreased $3.6 million ($2.6 million, net of tax) during the three months ended March 31, 2021, to $14.5 million. This change was due to lower average debt levels and a lower weighted average interest rate on borrowings, partially offset by a $0.5 million increase in interest expense related to the interest rate swaps in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

(3)Net pension income increased $1.4 million ($1.1 million, net of tax) during the three months ended March 31, 2021, to $4.1 million. This was due to a $1.3 million decrease from interest cost on pension plan liabilities and a $0.1 million increase from the expected long-term return on pension plan assets.

(4)A $0.6 million gain on debt extinguishment ($0.5 million, net of tax) was recognized during the three months ended March 31, 2020, primarily relating to Senior Unsecured Note repurchases, completed during the first quarter of 2020.

(5)The $3.5 million increase in income tax benefit on continuing operations as calculated in the following table is primarily due to a $4.5 million increase from decreased valuation allowance reserves and a $1.6 million increase from equity award activity. These increases were partially offset by a $4.6 million income tax benefit related to the CARES Act net operating loss carry back provisions in 2020 that did not repeat in 2021.

	Three Months Ended March 31,
	2021	2020	$ Change
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entity	$10.6	$(9.8)	$20.4
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	2.7	(2.5)	5.2

Income tax expense (benefit) from the condensed consolidated statements of operations	0.5	(1.2)	1.7

Impact of income taxes	$2.2	$(1.3)	$3.5

(6)The loss from discontinued operations, net of tax, of $3.8 million was recognized during the three months ended March 31, 2020. The Company completed the sale of the Book business in 2020.

(7)The increase in investments in unconsolidated entity and noncontrolling interests, net of tax, of $0.1 million during the three months ended March 31, 2021, was due to an increase in earnings at the Company’s investment in Plural Industria Grafica Ltda., the Company’s Brazilian joint venture.

(8)Operating income from continuing operations, excluding restructuring, impairment and transaction-related charges, decreased $4.2 million ($3.1 million, net of tax impact) during the three months ended March 31, 2021, primarily due to the following: (1) lower print volume; (2) a $12.0 million benefit in 2020 from a change in the hourly production employee vacation policy; and (3) a $6.3 million net benefit in 2020 in the cost of worker’s compensation claims from improved production safety procedures. These decreases were partially offset by a $19.1 million decrease in selling, general and administrative expenses and savings from other cost reduction initiatives.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2021		2020
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$526.0	74.5%	$645.0	78.4%	$(119.0)	(18.4)%
Services	179.8	25.5%	177.5	21.6%	2.3	1.3%
Total net sales	705.8	100.0%	822.5	100.0%	(116.7)	(14.2)%
Cost of sales:
Products	428.3	60.7%	523.7	63.7%	(95.4)	(18.2)%
Services	131.5	18.6%	124.0	15.1%	7.5	6.0%
Total cost of sales	559.8	79.3%	647.7	78.8%	(87.9)	(13.6)%
Selling, general & administrative expenses	80.5	11.4%	99.6	12.1%	(19.1)	(19.2)%
Depreciation and amortization	41.9	5.9%	47.4	5.8%	(5.5)	(11.6)%
Restructuring, impairment and transaction-related charges	2.6	0.4%	22.8	2.8%	(20.2)	(88.6)%
Total operating expenses	684.8	97.0%	817.5	99.5%	(132.7)	(16.2)%
Operating income from continuing operations	$21.0	3.0%	$5.0	0.5%	$16.0	320.0%

Net Sales

Product sales decreased $119.0 million, or 18.4%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following: (1) a $59.5 million decrease in sales in the Company’s print product lines due to ongoing industry volume pressure, including the ongoing impacts from the COVID-19 pandemic; (2) a $52.4 million decrease from pass-through paper sales; and (3) a $7.5 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant. These decreases were partially offset by $0.4 million in favorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, increased $2.3 million, or 1.3%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a $3.4 million increase in logistics sales, partially offset by a $1.1 million decrease in sales of QuadMed external medical services.

Cost of Sales

Cost of product sales decreased $95.4 million, or 18.2%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following: (1) a decrease in pass-through paper costs; (2) lower print volume due to ongoing industry volume pressure, including the ongoing impacts from the COVID-19 pandemic; (3) the impact from the divestiture of the Omaha packaging plant; and (4) other cost reduction initiatives. These decreases were partially offset by a $12.0 million benefit in 2020 from a change in the hourly production employee vacation policy and a $6.3 million net benefit in 2020 in the cost of worker’s compensation claims from improved production safety procedures.

Cost of service sales increased $7.5 million, or 6.0%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to increased freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $19.1 million, or 19.2%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following: (1) an $8.7 million decrease in employee-related costs; (2) a $6.1 million decrease from foreign translations impacts; and (3) a $4.4 million decrease in credit loss expense primarily due to specific client credit reviews. Selling, general and administrative expenses as a percentage of net sales decreased to 11.4% for the three months ended March 31, 2021, from 12.1% for the three months ended March 31, 2020.

Depreciation and Amortization

Depreciation and amortization decreased $5.5 million, or 11.6%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to a $4.7 million decrease in depreciation expense primarily from property, plant and equipment becoming fully depreciated over the past year and a decrease in purchases of property, plant and equipment, and a $0.8 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $20.2 million, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following:

	Three Months Ended March 31,
	2021	2020	$ Change
Employee termination charges	$4.7	$12.6	$(7.9)
Impairment charges (a)	0.8	2.5	(1.7)
Transaction-related charges	0.2	0.5	(0.3)
Integration costs	—	0.7	(0.7)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	3.9	2.7	1.2
Equipment and infrastructure removal costs	0.8	0.6	0.2
Gains on the sale of facilities (b)	(7.8)	(0.8)	(7.0)
Other restructuring activities (c)	—	4.0	(4.0)
Other restructuring charges (income)	(3.1)	6.5	(9.6)
Total restructuring, impairment and transaction-related charges	$2.6	$22.8	$(20.2)
______________________________
(a)Includes $0.8 million and $2.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities, during the three months ended March 31, 2021 and 2020, respectively.
(b)Includes a $7.6 million gain on the sale of the Riverside, California facility during the three months ended March 31, 2021; and includes a $0.8 million gain on the sale of the Shakopee, Minnesota facility during the three months ended March 31, 2020.
(c)Includes a $2.9 million loss on the sale of a business during the three months ended March 31, 2020.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, were as follows:

	Three Months Ended March 31,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$67.1	9.5%	$51.9	6.3%

EBITDA increased $15.2 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following: (1) $20.2 million of decreased restructuring, impairment and transaction-related charges; (2) a $19.1 million decrease in selling, general and administrative expenses; (3) a $3.8 million decrease in loss from discontinued operations, net of tax; and (4) savings from other cost reduction initiatives. These increases were partially offset by the following: (1) lower print volume; (2) a $12.0 million net benefit in 2020 from a change in the hourly production employee vacation policy; and (3) a $6.3 million net benefit in 2020 in the cost of worker’s compensation claims from improved production safety procedures.

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

A reconciliation of EBITDA to net earnings (loss) attributable to Quad common shareholders for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Net earnings (loss) attributable to Quad common shareholders (1)	$10.2	$(12.4)
Interest expense	14.5	18.1
Income tax expense (benefit)	0.5	(1.2)
Depreciation and amortization	41.9	47.4
EBITDA (non-GAAP)	$67.1	$51.9
______________________________
(1)Net earnings (loss) attributable to Quad common shareholders included the following:
a.Restructuring, impairment and transaction-related charges of $2.6 million and $22.8 million for the three months ended March 31, 2021 and 2020, respectively;
b.Net pension income of $4.1 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively;
c.Gain on debt extinguishment of $0.6 million for the three months ended March 31, 2020;
d.Equity in earnings of unconsolidated entity of $0.1 million for the three months ended March 31, 2021; and
e.Loss from discontinued operations, net of tax, of $3.8 million for the three months ended March 31, 2020.

United States Print and Related Services

The following table summarizes net sales, operating income from continuing operations, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$459.9	$563.6	$(103.7)	(18.4)%
Services	174.7	173.0	1.7	1.0%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	32.5	16.3	16.2	99.4%
Operating margin	5.1%	2.2%	N/A	N/A
Restructuring, impairment and transaction-related charges	$1.1	$20.8	$(19.7)	(94.7)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $103.7 million, or 18.4%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following: (1) a $51.4 million decrease in sales in the Company’s print product lines due to ongoing industry volume pressure, including the ongoing impacts from the COVID-19 pandemic; (2) a $47.8 million decrease from pass-through paper sales; (3) a $7.5 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant.

Service sales for the United States Print and Related Services segment increased $1.7 million, or 1.0%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a $2.7 million increase in logistics sales, partially offset by a $1.1 million decrease in sales of QuadMed external medical services.

Operating Income from Continuing Operations

Operating income from continuing operations for the United States Print and Related Services segment increased $16.2 million, or 99.4%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a $19.7 million decrease in restructuring, impairment and transaction-related charges and savings from other cost reduction initiatives. These increases were partially offset by the following: (1) lower print volume due to ongoing industry pressures, including the ongoing impacts from the COVID-19 pandemic; (2) a $12 million net benefit in 2020 from a change in the hourly production employee vacation policy; and (3) a $6.3 million net benefit in 2020 in the cost of worker’s compensation claims from improved production safety procedures.

Operating margin for the United States Print and Related Services segment increased to 5.1% for the three months ended March 31, 2021, compared to 2.2% for the three months ended March 31, 2020, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment decreased $19.7 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following:

	Three Months Ended March 31,
	2021	2020	$ Change
Employee termination charges	$3.7	$12.1	$(8.4)
Impairment charges (a)	0.8	2.5	(1.7)
Transaction-related charges	—	—	—
Integration costs	—	0.7	(0.7)
Other restructuring charges (income) (b)	(3.4)	5.5	(8.9)
Total restructuring, impairment and transaction-related charges	$1.1	$20.8	$(19.7)
______________________________
(a)Includes $0.8 million and $2.5 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities, during the three months ended March 31, 2021 and 2020, respectively.
(b)Includes a $7.6 million gain on the sale of the Riverside, California facility during the three months ended March 31, 2021; and includes a $2.9 million loss on the sale of a business, net of a $0.8 million gain on the sale of the Shakopee, Minnesota facility during the three months ended March 31, 2020.

International

The following table summarizes net sales, operating income (loss) from continuing operations, operating margin, certain items impacting comparability and equity in loss of unconsolidated entity within the International segment:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$66.1	$81.4	$(15.3)	(18.8)%
Services	5.1	4.5	0.6	13.3%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	1.5	0.3	1.2	nm
Operating margin	2.1%	0.3%	N/A	N/A
Restructuring, impairment and transaction-related charges	$0.8	$1.3	$(0.5)	(38.5)%
Equity in earnings of unconsolidated entity	(0.1)	—	0.1	—%

Net Sales

Product sales for the International segment decreased $15.3 million, or 18.8%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a $11.1 million decrease in volume, primarily in Mexico, Peru and Europe, including the ongoing impacts from the COVID-19 pandemic and a $4.6 million decrease in pass-through paper sales, partially offset by $0.4 million in favorable foreign exchange impacts, primarily in Europe.

Service sales for the International segment increased $0.6 million, or 13.3%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a increase in logistics sales in Europe.

Operating Income from Continuing Operations

Operating income from continuing operations for the International segment increased $1.2 million, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a $0.7 million increase in operating income from cost saving initiatives and a $0.5 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment decreased $0.5 million, or 38.5%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following:

	Three Months Ended March 31,
	2021	2020	$ Change
Employee termination charges	$0.5	$0.3	$0.2
Other restructuring charges	0.3	1.0	(0.7)
Total restructuring, impairment and transaction-related charges	$0.8	$1.3	$(0.5)

Equity in Earnings of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural Industria Gráfica Ltda., a commercial printer based in São Paulo, Brazil. The equity in earnings of unconsolidated entity in the International segment was $0.1 million for the three months ended March 31, 2021, compared to the zero for the three months ended March 31, 2020.

Unrestricted Subsidiaries

As of March 31, 2021, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$13.0	$11.6	$1.4	12.1%
Restructuring, impairment and transaction-related charges	0.7	0.7	—	—%

Operating Expenses

Corporate operating expenses increased $1.4 million, or 12.1%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to an $0.8 million increase in professional fees and a $0.6 million increase in employee-related costs.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges were $0.7 million for both the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $543.7 million as of March 31, 2021, which consisted of up to $463.1 million of unused capacity under its revolving credit arrangement, net of $36.9 million of issued letters of credit, and cash and cash equivalents of $80.6 million. Total liquidity is reduced to $426.9 million under the Company’s most restrictive debt covenants, and consists of $346.3 million available under its revolving credit arrangement and $80.6 million in cash and cash equivalents. There were no borrowings under the $500.0 million revolving credit facility during the three months ended March 31, 2021.

The Company implemented cost reduction and cash conservation initiatives in response to the impact of the COVID-19 pandemic on its business. These actions include, among many others, delaying capital spending projects and temporarily suspending the Company’s quarterly dividend. The Company believes its expected future cash flows from operating activities, cost reduction and cash preservation initiatives, and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements.

Net Cash Provided by Operating Activities

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Net cash provided by operating activities increased $28.2 million, from $44.7 million for the three months ended March 31, 2020, to $72.9 million for the three months ended March 31, 2021. This increase was due to a  $35.0 million increase in cash flows provided by changes in operating assets and liabilities, partially offset by a $6.8 million decrease in cash from earnings.

Net Cash (Used in) Provided by Investing Activities

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Net cash used in investing activities increased $20.3 million, from $14.3 million provided by investing activities for the three months ended March 31, 2020, to $6.0 million used in investing activities for the three months ended March 31, 2021. The increase was primarily due to the following: (1) a $41.3 million decrease in proceeds from the sale of business; (2) a $0.3 million increase in cost investment in an unconsolidated entity; and (3) a $0.2 million increase in cash used in other investing activities. These increases were partially offset by: (1) a $12.1 million decrease in purchases of property, plant and equipment; (2) a $7.8 million increase in proceeds from the sale of property, plant, and equipment; and (3) a $1.6 million decrease in cash used in the acquisition of businesses.

Net Cash (Used in) Provided by Financing Activities

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Net cash used in financing activities increased $112.1 million, from $70.7 million provided by financing activities for the three months ended March 31, 2020, to $41.4 million used in financing activities for the three months ended March 31, 2021. The increase was primarily due to a $117.1 million decrease in net borrowings of debt and lease obligations in 2021 as compared to 2020; (2) a $3.0 million increase in cash used in other financing activities; and (3) a $0.1 million increase in equity awards redeemed to pay employees’ tax obligations. These increases were partially offset by a $8.1 million decrease in payments of cash dividends.

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

Free Cash Flow for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Net cash provided by operating activities	$72.9	$44.7

Less: purchases of property, plant and equipment	(16.9)	(29.0)

Free Cash Flow (Non-GAAP)	$56.0	$15.7

Free Cash Flow increased $40.3 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a $28.2 million increase in net cash provided by operating activities, and a $12.1 million decrease in capital expenditures. See the “Net Cash Provided by Operating Activities” section above for further explanations of the change in operating cash flows and the “Net Cash (Used in) Provided by Investing Activities” section above for further explanations of the changes in purchases of property, plant and equipment. The above calculation of Free Cash Flow includes the cash flows related to the Book business for the three months ended March 31, 2020.

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

The Debt Leverage Ratio at March 31, 2021, and December 31, 2020, was as follows:

	March 31, 2021		December 31, 2020
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$892.6		$928.2
Less: Cash and cash equivalents	80.6		55.2
Net Debt (non-GAAP)	$812.0		$873.0

Divided by: Adjusted EBITDA (Non-GAAP)	$250.8		$260.4

Debt Leverage Ratio—Debt (Non-GAAP)	3.24	x	3.35	x

The calculation of Adjusted EBITDA for the trailing twelve months ended March 31, 2021, and December 31, 2020, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Three Months Ended
	December 31, 2020 (1)	March 31, 2021	March 31, 2020	March 31, 2021
Net earnings (loss) attributable to Quad common shareholders	$(128.3)	$10.2	$(12.4)	$(105.7)
Interest expense	68.8	14.5	18.1	65.2
Income tax expense (benefit)	0.3	0.5	(1.2)	2.0
Depreciation and amortization	181.6	41.9	47.4	176.1
EBITDA (Non-GAAP)	$122.4	$67.1	$51.9	$137.6
Restructuring, impairment and transaction-related charges	124.1	2.6	22.8	103.9
Loss from discontinued operations, net of tax	21.9	—	3.8	18.1
Net pension income	(10.5)	(4.1)	(2.7)	(11.9)
Loss on debt extinguishment	1.8	—	(0.6)	2.4
Other (2)	0.7	0.2	0.2	0.7
Adjusted EBITDA (Non-GAAP)	$260.4	$65.8	$75.4	$250.8
______________________________
(1)Financial information for the year ended December 31, 2020, is included as reported in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 24, 2021.
(2)Other is comprised of equity in (earnings) loss of unconsolidated entity, Adjusted EBITDA for unconsolidated equity method investments and net earnings (loss) attributable to noncontrolling interests.

The Debt Leverage Ratio at March 31, 2021, decreased 0.11x, compared to December 31, 2020, primarily due to a $61.0 million decrease in Net Debt, partially offset by a $9.6 million reduction in trailing twelve months Adjusted EBITDA. The Debt Leverage Ratio at March 31, 2021, is above management’s desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company expects to operate above the Debt Leverage Ratio target range due to the ongoing impacts from the COVID-19 pandemic. The Company will also operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Debt Obligations

As of March 31, 2021, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility (none outstanding as of March 31, 2021); and

◦Term Loan A ($627.0 million outstanding as of March 31, 2021);

•Senior Unsecured Notes ($238.7 million outstanding as of March 31, 2021); and

•Master Note and Security Agreement ($14.6 million outstanding as of March 31, 2021).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements, as amended to date). Among these covenants, the Company was required to maintain the following as of March 31, 2021:

•Maximum Total Net Leverage Ratio. On a rolling twelve-month basis, the Maximum Total Net Leverage Ratio, defined as consolidated total indebtedness, net of no more than $75.0 million of unrestricted cash, to consolidated EBITDA, shall not exceed (i) 4.50 to 1.00 for the quarter ending March 31, 2021, (ii) 4.25 to 1.00 for the quarter ending June 30, 2021, and (iii) 4.125 to 1.00 for the quarter ending September 30, 2021 (for the twelve months ended March 31, 2021, the Company’s Maximum Total Net Leverage Ratio was 3.18 to 1.00). After the Covenant Relief Period, the Company will be required to comply with the Total Leverage Ratio covenant, defined as consolidated total indebtedness to consolidated EBITDA which shall not exceed 3.75 to 1.00.

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling twelve-month basis, the Senior Secured Leverage Ratio, defined as consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2021, the Company’s Senior Secured Leverage Ratio was 2.26 to 1.00).

◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2021, the Company’s Interest Coverage Ratio was 4.82 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of March 31, 2021. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. The following limitations utilize a Total Net Leverage Ratio calculation, which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA (for the twelve months ended March 31, 2021, the Company’s Total Net Leverage Ratio was 3.18 to 1.00).

•If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions, provided, however, that no such restricted payments shall be made during the Covenant Relief Period. As the Company’s Total Net Leverage Ratio as of March 31, 2021, was 3.18 to 1.00, and we are in the Covenant Relief Period, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 2.26 to 1.00 and Total Net Leverage Ratio was 3.18 to 1.00, as of March 31, 2021.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2021, the Company’s contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the “Contractual Obligations and Other Commitments” table and related notes to the table listed in the Company’s Annual Report on Form 10-K filed on February 24, 2021.

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

	Three Months Ended	Year Ended
Statement of Operations Financial Information	March 31, 2021	December 31, 2020
Net sales	$641.3	$2,660.6
Cost of sales	508.5	2,114.4
Gross Profit	132.8	546.2

Net earnings (loss) from continuing operations	7.2	(106.5)
Loss from discontinued operations, net of tax	—	(21.9)
Net earnings (loss)	7.2	(128.4)
Less: net loss attributable to noncontrolling interests	—	(0.2)
Net earnings (loss) attributable to Quad common shareholders	$7.2	$(128.2)

Balance Sheet Financial Information	March 31, 2021	December 31, 2020
Total current assets	$547.0	$580.0
Total long-term assets	1,516.7	1,555.5
Total current liabilities	561.0	598.1
Total long-term liabilities	1,098.4	1,143.3
Noncontrolling interests	0.7	0.7

Included in long-term assets in the table above are $11.6 million of current intercompany loan receivables due to Quad from the Non-Guarantor Subsidiaries as of March 31, 2021 and December 31, 2020. Also included in long-term assets are $428.9 million and $428.8 million of intercompany investments by Quad and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries. Included in current liabilities are $7.2 million and $2.9 million of current intercompany payables due to the Non-Guarantor Subsidiaries from Quad and the Guarantor Subsidiaries as of March 31, 2021, and December 31, 2020, respectively.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at March 31, 2021, was primarily comprised of $627.0 million outstanding on the Term Loan A. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into a $250.0 million interest rate swap in February 2017 and a $130.0 million interest rate swap in March 2019, and has classified $380.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $380.0 million interest rate swap of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $246.7 million at a current weighted average interest rate of 3.3% and fixed rate debt and finance leases outstanding of $645.9 million at a current weighted average interest rate of 5.5% as of March 31, 2021. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2021, by approximately $2 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company’s condensed consolidated balance sheets. As of March 31, 2021, the Company’s foreign subsidiaries (excluding Argentina due to the economy’s status as highly inflationary) had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $34.1 million. The potential decrease in net current assets as of March 31, 2021, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $3.4 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

The Company has considered the economy in Argentina to be highly inflationary, effective June 30, 2018. In accordance with ASC 830 — Foreign Currency Matters, a highly inflationary economy is one that has experienced cumulative inflation of approximately 100 percent or more over a three-year period. An entity is required to apply the revised accounting guidance in the reporting period following when the economy was deemed to be highly inflationary. As a result of this classification, the functional currency of the Company’s Argentina Subsidiaries was changed from the local currency to the United States Dollar, beginning July 1, 2018, and impacts from the change in the value of the local currency for monetary assets and liabilities is now reflected in the condensed consolidated statements of operations. The total impact from foreign currency losses was $0.3 million during the three months ended March 31, 2021. The Company’s operations in Argentina represented less than 1.0% of total consolidated assets as of March 31, 2021, and less than 1.0% of total consolidated net sales for the three months ended March 31, 2021.

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $33.3 million as of March 31, 2021, and $33.8 million as of December 31, 2020.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three months ended March 31, 2021, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions, including the impacts from the COVID-19 pandemic, could result in significant future charges. The Company is continuing to actively monitor the situation and related risks around the COVID-19 pandemic.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended March 31, 2021, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2021 to January 31, 2021	—		—	—	$100,000,000
February 1, 2021 to February 28, 2021	—		—	—	100,000,000
March 1, 2021 to March 31, 2021	258,670	(3)	—	—	100,000,000
Total	258,670			—
______________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. The Company is currently prohibited from repurchasing capital stock through the Covenant Relief Period, in accordance with the fourth amendment to the April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020 (see Note 11. “Debt,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for more details on the amendment and timing of the Covenant Relief Period). There were no shares repurchased during the three months ended March 31, 2021. As of March 31, 2021, there were $100.0 million of authorized repurchases remaining under the program.
(3)Represents 258,670 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock under the Company’s Omnibus Incentive Plans during the month of March 2021.

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

(10)	Alternative Form of 2021 Cash Long-Term Incentive Plan Net Leverage Ratio Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan

(22)	Guarantor Subsidiaries of Quad/Graphics, Inc.’s Senior Unsecured Notes.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	May 5, 2021	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2021	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)