Form 10-Q
period 2021-06-30
Quad/Graphics, Inc.
filed 2021-08-04
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of July 30, 2021
Class A Common Stock	41,067,183
Class B Common Stock	13,556,858
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended June 30, 2021

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
Products	$511.6	$447.7	$1,037.6	$1,092.7
Services	182.3	136.8	362.1	314.3
Total net sales	693.9	584.5	1,399.7	1,407.0
Cost of sales
Products	413.7	362.9	842.0	886.6
Services	140.5	98.0	272.0	222.0
Total cost of sales	554.2	460.9	1,114.0	1,108.6
Operating expenses
Selling, general and administrative expenses	80.1	63.3	160.6	162.9
Gain from sale and leaseback	(13.7)	—	(13.7)	—
Depreciation and amortization	38.7	46.7	80.6	94.1
Restructuring, impairment and transaction-related charges	(13.4)	16.4	(10.8)	39.2
Total operating expenses	645.9	587.3	1,330.7	1,404.8
Operating income (loss) from continuing operations	48.0	(2.8)	69.0	2.2
Interest expense	15.6	16.2	30.1	34.3
Net pension income	(3.5)	(2.6)	(7.6)	(5.3)
Loss on debt extinguishment	—	2.4	—	1.8
Earnings (loss) from continuing operations before income taxes and equity in loss of unconsolidated entity	35.9	(18.8)	46.5	(28.6)
Income tax expense (benefit)	1.3	(4.3)	1.8	(5.5)
Earnings (loss) from continuing operations before equity in loss of unconsolidated entity	34.6	(14.5)	44.7	(23.1)
Equity in loss of unconsolidated entity	0.2	0.5	0.1	0.5
Net earnings (loss) from continuing operations	34.4	(15.0)	44.6	(23.6)
Loss from discontinued operations, net of tax	—	(8.7)	—	(12.5)
Net earnings (loss)	34.4	(23.7)	44.6	(36.1)
Less: net loss attributable to noncontrolling interests	—	(0.2)	—	(0.2)
Net earnings (loss) attributable to Quad common shareholders	$34.4	$(23.5)	$44.6	$(35.9)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (loss) per share attributable to Quad common shareholders
Basic:
Continuing operations	$0.67	$(0.29)	$0.87	$(0.46)
Discontinued operations	—	(0.17)	—	(0.25)
Basic earnings (loss) per share attributable to Quad common shareholders	$0.67	$(0.46)	$0.87	$(0.71)

Diluted:
Continuing operations	$0.66	$(0.29)	$0.85	$(0.46)
Discontinued operations	—	(0.17)	—	(0.25)
Diluted earnings (loss) per share attributable to Quad common shareholders	$0.66	$(0.46)	$0.85	$(0.71)

Weighted average number of common shares outstanding
Basic	51.3	50.7	51.3	50.6
Diluted	52.5	50.7	52.7	50.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss)	$34.4	$(23.7)	$44.6	$(36.1)

Other comprehensive income (loss)
Translation adjustments	2.2	2.1	(3.8)	(13.2)
Interest rate swap adjustments	1.8	—	3.6	(11.1)
Pension benefit plan adjustments	0.7	—	0.7	—
Other comprehensive income (loss), before tax	4.7	2.1	0.5	(24.3)

Income tax impact related to items of other comprehensive income (loss)	—	—	—	2.8

Other comprehensive income (loss), net of tax	4.7	2.1	0.5	(21.5)

Total comprehensive income (loss)	39.1	(21.6)	45.1	(57.6)

Less: comprehensive income (loss) attributable to noncontrolling interests	—	(0.2)	—	(0.2)

Comprehensive income (loss) attributable to Quad common shareholders	$39.1	$(21.4)	$45.1	$(57.4)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$98.3	$55.2
Receivables, less allowance for credit losses of $31.1 million at June 30, 2021, and $33.8 million at December 31, 2020	323.8	399.1
Inventories	168.6	170.2
Prepaid expenses and other current assets	36.0	54.7
Total current assets	626.7	679.2
Property, plant and equipment—net	831.6	884.2
Operating lease right-of-use assets—net	80.1	81.0
Goodwill	86.4	103.0
Other intangible assets—net	88.9	104.3
Equity method investment in unconsolidated entity	2.6	2.6
Other long-term assets	72.8	73.4
Total assets	$1,789.1	$1,927.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$313.7	$320.0
Other current liabilities	226.0	310.8
Short-term debt and current portion of long-term debt	257.7	20.7
Current portion of finance lease obligations	2.7	2.8
Current portion of operating lease obligations	26.6	28.4
Total current liabilities	826.7	682.7
Long-term debt	589.0	902.7
Finance lease obligations	1.7	2.0
Operating lease obligations	55.5	54.5
Deferred income taxes	7.4	4.2
Other long-term liabilities	176.7	196.8
Total liabilities	1,657.0	1,842.9
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	836.4	833.1
Treasury stock, at cost	(13.6)	(13.1)
Accumulated deficit	(521.3)	(566.0)
Accumulated other comprehensive loss	(170.8)	(171.3)
Quad’s shareholders’ equity	132.1	84.1
Noncontrolling interests	—	0.7
Total shareholders’ equity and noncontrolling interests	132.1	84.8
Total liabilities and shareholders’ equity	$1,789.1	$1,927.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net earnings (loss)	$44.6	$(36.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	80.6	94.1
Impairment charges	1.7	15.5
Settlement loss on pension plans	0.6	—
Amortization of debt issuance costs and original issue discount	1.4	1.3
Loss on debt extinguishment	—	1.8
Stock-based compensation	4.7	5.6
Gain on the sale or disposal of property, plant and equipment	(23.3)	(0.9)
(Gain) loss on the sale of businesses	(20.9)	2.9
Deferred income taxes	2.1	6.8
Equity in loss of unconsolidated entity	0.1	0.5
Changes in operating assets and liabilities—net of acquisitions and divestitures	(2.7)	(24.3)
Net cash provided by operating activities	88.9	67.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(27.2)	(38.0)
Cost investment in unconsolidated entities	(0.7)	—
Proceeds from the sale of property, plant and equipment	35.0	4.0
Proceeds from the sale of businesses	39.0	40.1
Acquisition of businesses—net of cash acquired	—	(1.8)
Other investing activities	(0.2)	1.8
Net cash provided by investing activities	45.9	6.1

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	0.1
Payments of long-term debt	(83.0)	(56.3)
Payments of finance lease obligations	(1.6)	(5.1)
Borrowings on revolving credit facilities	120.1	311.7
Payments on revolving credit facilities	(114.5)	(312.4)
Payments of debt issuance costs and financing fees	—	(2.7)
Changes in ownership of noncontrolling interests	(1.9)	(6.4)
Equity awards redeemed to pay employees’ tax obligations	(1.1)	(1.0)
Payment of cash dividends	(1.4)	(9.5)
Other financing activities	(8.1)	0.1
Net cash used in financing activities	(91.5)	(81.5)

Effect of exchange rates on cash and cash equivalents	(0.2)	(0.3)
Net increase (decrease) in cash and cash equivalents	43.1	(8.5)
Cash and cash equivalents at beginning of period	55.2	78.7
Cash and cash equivalents at end of period	$98.3	$70.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTERESTS
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	54.4	$1.4	$833.1	(0.8)	$(13.1)	$(566.0)	$(171.3)	$84.1	$0.7
Net earnings	—	—	—	—	—	10.2	—	10.2	—
Foreign currency translation adjustments	—	—	—	—	—	—	(6.0)	(6.0)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.8	1.8	—
Stock-based compensation	—	—	3.0	—	—	—	—	3.0	—
Issuance of share-based awards, net of other activity	1.3	—	(0.6)	—	1.0	—	—	0.4	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.1)	—	—	(1.1)	—
Balance at March 31, 2021	55.7	$1.4	$835.5	(1.0)	$(13.2)	$(555.8)	$(175.5)	$92.4	$0.7
Net earnings	—	—	—	—	—	34.4	—	34.4	—
Change in ownership of noncontrolling interests	—	—	(1.1)	—	—	—	—	(1.1)	(0.7)
Foreign currency translation adjustments	—	—	—	—	—	—	2.2	2.2	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.8	1.8	—
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.7	0.7	—
Cash dividends declared	—	—	—	—	—	0.1	—	0.1	—
Stock-based compensation	—	—	1.6	—	—	—	—	1.6	—
Issuance of share-based awards, net of other activity	—	—	0.4	(0.1)	(0.4)	—	—	—	—
Balance at June 30, 2021	55.7	$1.4	$836.4	(1.1)	$(13.6)	$(521.3)	$(170.8)	$132.1	$—

Condensed Consolidated Statement of Shareholders’ Equity For the Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	54.3	$1.4	$847.4	(1.6)	$(31.5)	$(423.5)	$(167.2)	$226.6	$17.7
Accumulated deficit transition adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	—	(6.3)	—	(6.3)	—
Balance at January 1, 2020	54.3	$1.4	$847.4	(1.6)	$(31.5)	$(429.8)	$(167.2)	$220.3	$17.7
Net loss	—	—	—	—	—	(12.4)	—	(12.4)	—
Change in ownership of noncontrolling interests	—	—	—	—	—	—	—	—	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(15.3)	(15.3)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(8.3)	(8.3)	—
Cash dividends declared ($0.15 per common share)	—	—	—	—	—	(7.9)	—	(7.9)	—
Stock-based compensation	—	—	3.1	—	—	—	—	3.1	—
Issuance of share-based awards, net of other activity	0.1	—	(19.8)	1.1	19.8	—	—	—	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.0)	—	—	(1.0)	—
Balance at March 31, 2020	54.4	$1.4	$830.7	(0.7)	$(12.7)	$(450.1)	$(190.8)	$178.5	$17.8
Net loss	—	—	—	—	—	(23.5)	—	(23.5)	(0.2)
Change in ownership of noncontrolling interests	—	—	(5.4)	—	—	—	—	(5.4)	(16.9)
Foreign currency translation adjustments	—	—	—	—	—	—	2.1	2.1	—
Stock-based compensation	—	—	2.7	—	—	—	—	2.7	—
Issuance of share-based awards, net of other activity	—	—	—	—	(0.2)	—	—	(0.2)	—
Balance at June 30, 2020	54.4	$1.4	$828.0	(0.7)	$(12.9)	$(473.6)	$(188.7)	$154.2	$0.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and six months ended June 30, 2021 and 2020. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Discontinued Operations - The results of operations of the Company’s Book business are reported as discontinued operations for the three and six months ended June 30, 2020, in accordance with Accounting Standards Codification (“ASC”) 205-20 — Discontinued Operations. The sale of the Book business was completed during 2020. The financial information pertaining to discontinued operations has been excluded from all relevant notes to the consolidated financial statements, unless otherwise noted. See all required disclosures and further information in Note 4, “Discontinued Operations” for information about the Company’s sale of its Book business.

Coronavirus (“COVID-19”) Pandemic Impacts and Response - The COVID-19 pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations and supply chain, although the full extent is still uncertain. The Company implemented cost reduction and cash conservation initiatives in response to the impact of the COVID-19 pandemic on its business. The Company also amended its Senior Secured Credit Facility during the second quarter of 2020 to provide for certain financial covenant relief through the fiscal quarter ending September 30, 2021. The Company is continuing to evaluate its cost structure and may implement additional cost reduction measures as necessary. As the pandemic continues, and new variants emerge, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, all of which are still highly uncertain.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three and six months ended June 30, 2021 and 2020:

	United States Print and Related Services	International	Total
Three months ended June 30, 2021
Catalog, publications, retail inserts, and directories	$299.8	$59.0	$358.8
Direct mail and other printed products	131.4	19.0	150.4
Other	2.1	0.3	2.4
Total products	433.3	78.3	511.6
Logistics services	93.6	4.3	97.9
Imaging, marketing services and other services	84.0	0.4	84.4
Total services	177.6	4.7	182.3
Total net sales	$610.9	$83.0	$693.9

Three months ended June 30, 2020
Catalog, publications, retail inserts, and directories	$285.8	$44.2	$330.0
Direct mail and other printed products	106.5	10.3	116.8
Other	0.7	0.2	0.9
Total products	393.0	54.7	447.7
Logistics services	61.7	3.3	65.0
Imaging, marketing services and other services	71.8	—	71.8
Total services	133.5	3.3	136.8
Total net sales	$526.5	$58.0	$584.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)

	United States Print and Related Services	International	Total
Six months ended June 30, 2021
Catalog, publications, retail inserts, and directories	$629.5	$108.0	$737.5
Direct mail and other printed products	260.4	35.8	296.2
Other	3.3	0.6	3.9
Total products	893.2	144.4	1,037.6
Logistics services	186.3	9.4	195.7
Imaging, marketing services and other services	166.0	0.4	166.4
Total services	352.3	9.8	362.1
Total net sales	$1,245.5	$154.2	$1,399.7

Six months ended June 30, 2020
Catalog, publications, retail inserts, and directories	$697.9	$108.9	$806.8
Direct mail and other printed products	256.9	26.7	283.6
Other	1.8	0.5	2.3
Total products	956.6	136.1	1,092.7
Logistics services	151.7	7.7	159.4
Imaging, marketing services and other services	154.8	0.1	154.9
Total services	306.5	7.8	314.3
Total net sales	$1,263.1	$143.9	$1,407.0

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with ASC 606 — Revenue from Contracts with Customers, the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a client contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the six months ended June 30, 2021, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2020	$8.7
Costs to obtain contracts	—
Amortization of costs to obtain contracts	(1.7)
Balance at June 30, 2021	$7.0

Note 3. Strategic Investments

Changes of Ownership in Rise Interactive

On June 15, 2020, the Company purchased units of equity in Rise Interactive Media & Analytics, LLC (“Rise”) from a previous holder in the form of a $15.9 million note payable paid in full on October 1, 2020, and $1.0 million cash paid on June 15, 2020. In addition, on June 15, 2020, Rise purchased and retired units of equity from previous holders of Rise for $5.4 million in cash. These transactions resulted in the Company’s ownership interest to change from 57% to 99%. On April 30, 2021, Rise purchased and retired units of equity from previous holders of Rise for $1.9 million in cash. This transaction resulted in the Company’s ownership interest to change from 99% to 100%. The Company began consolidating the results of Rise in the Company’s condensed consolidated financial statements when its equity ownership increased to 57% on March 14, 2018. The portion of Rise’s operating results not owned by the Company of 43% through June 15, 2020 and of 1% from June 15, 2020 through April 30, 2021, was recorded as net earnings (loss) attributable to noncontrolling interests on the condensed consolidated statement of operations. The portion of net assets not owned by the Company was recorded as noncontrolling interests as of the December 31, 2020 condensed consolidated balance sheet.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
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

The following table summarizes the results of operations, which are included in the loss from discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total net sales	$21.3	$61.6
Total cost of sales, excluding depreciation and amortization	22.0	63.1
Selling, general and administrative expenses	1.1	3.0
Restructuring, impairment and transaction-related charges (1)	10.3	12.5
Other expenses, net	0.1	0.1
Loss from discontinued operations before income taxes	(12.2)	(17.1)
Income tax benefit	(3.5)	(4.6)
Loss from discontinued operations, net of tax	$(8.7)	$(12.5)
______________________________
(1)The Company recognized $10.0 million and $11.3 million of impairment charges for tangible property, plant and equipment during the three and six months ended June 30, 2020, respectively, to reduce the carrying value of the Book business to its fair value.

The condensed consolidated statement of cash flows for the six months ended June 30, 2020 has not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the discontinued Book business during the six months ended June 30, 2020, were as follows:

Six Months Ended June 30, 2020
Cash flows provided by operating activities	$0.4
Cash flows used in investing activities	(1.6)

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2021 and 2020, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee termination charges	$2.8	$9.5	$7.5	$22.1
Impairment charges	0.9	1.7	1.7	4.2
Transaction-related charges	0.2	0.3	0.4	0.8
Integration costs	—	0.4	—	1.1
Other restructuring charges (income)	(17.3)	4.5	(20.4)	11.0
Total	$(13.4)	$16.4	$(10.8)	$39.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 20, “Segment Information,” for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company began a restructuring program in 2010 related to eliminating excess manufacturing capacity and properly aligning its cost structure and has since announced a total of 50 plant closures through June 30, 2021. The Company classifies the following charges as restructuring:

•Employee termination charges are incurred when the Company reduces its workforce through separation programs and facility consolidations.

•Integration costs are incurred primarily for the integration of acquired companies (see Note 3, “Strategic Investments,” for descriptions of the Company’s recent acquisitions and strategic investments).

•Other restructuring charges (income) are presented net of the gains on the sale of facilities and a business, including a gain on the sale of the Riverside, California facility during the first quarter of 2021 and gains on the sale of other facilities during the second quarter of 2021. A gain on the sale of the Shakopee, Minnesota facility was recorded during the first quarter of 2020. The Company also recognized a $20.9 million gain on the sale of a business during the second quarter of 2021 and a $2.9 million loss on the sale of a business during the first quarter of 2020, which are included within other restructuring activities below. The components of other restructuring charges (income) consisted of the following during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Vacant facility carrying costs and lease exit charges	$6.3	$2.4	$10.2	$5.1
Equipment and infrastructure removal costs	0.2	0.4	1.0	1.0
Gains on the sale of facilities	(2.3)	—	(10.1)	(0.8)
Other restructuring activities	(21.5)	1.7	(21.5)	5.7
Other restructuring charges (income)	$(17.3)	$4.5	$(20.4)	$11.0

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $0.9 million and $1.7 million during the three and six months ended June 30, 2021, respectively, and $1.7 million and $4.2 million during the three and six months ended June 30, 2020, respectively. The impairment charges were primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.2 million and $0.4 million were recorded during the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.8 million were recorded during the three and six months ended June 30, 2020, respectively.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the six months ended June 30, 2021, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Other Restructuring Charges	Total
Balance at December 31, 2020	$14.6	$—	$0.5	$25.8	$40.9
Expense (income), net	7.5	1.7	0.4	(20.4)	(10.8)
Cash payments, net	(12.6)	—	(0.4)	(1.7)	(14.7)
Non-cash adjustments/reclassifications and translation	(0.6)	(1.7)	—	16.9	14.6
Balance at June 30, 2021	$8.9	$—	$0.5	$20.6	$30.0

The Company’s restructuring reserves at June 30, 2021, included a short-term and a long-term component. The short-term portion included $21.9 million in other current liabilities (see Note 14, “Other Current and Long-Term Liabilities”) and $1.2 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be paid within the next twelve months. The long-term portion of $6.9 million is included in other long-term liabilities (see Note 14, “Other Current and Long-Term Liabilities”) in the condensed consolidated balance sheets.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units and is tested annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Due to the Company’s decision to sell its third-party logistics business on June 30, 2021, an interim goodwill impairment test was required to be completed on the remaining goodwill in the Core Print and Related Services reporting unit.

Goodwill included in the carrying amount of the third-party logistics business sold of $16.6 million was based on the relative fair values of the third-party logistics business and the portion of the Core Print and Related Services reporting unit retained. In addition, when only a portion of goodwill is allocated to a business to be sold, the goodwill remaining in the portion of the reporting unit to be retained of $86.4 million must be tested for impairment.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)

No goodwill impairment was recorded related to the retained portion of the Core Print and Related Services reporting unit during the three months ended June 30, 2021. No indicators of impairment were identified in any of the Company’s other reporting units during the three and six months ended June 30, 2021.

The accumulated goodwill impairment losses and the carrying value of goodwill at June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021			December 31, 2020
	United States Print and Related Services	International	Total	United States Print and Related Services	International	Total
Goodwill	$864.7	$30.0	$894.7	$881.3	$30.0	$911.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)	(778.3)	(30.0)	(808.3)
Goodwill, net of accumulated goodwill impairment loss	$86.4	$—	$86.4	$103.0	$—	$103.0

Other Intangible Assets

The components of finite-lived intangible assets at June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021				December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	6	$69.0	$(48.0)	$21.0	6	$69.6	$(44.3)	25.3
Capitalized software	5	17.8	(13.0)	4.8	5	17.3	(11.7)	5.6
Acquired Technology	5	3.6	(0.8)	2.8	5	3.0	(0.5)	2.5
Customer relationships	6	561.0	(500.7)	60.3	6	561.9	(491.0)	70.9
Total		$651.4	$(562.5)	$88.9		$651.8	$(547.5)	$104.3

The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at June 30, 2021, and December 31, 2020, differs from the value originally recorded at acquisition due to impairment charges recorded in prior years and the effects of currency fluctuations since the purchase date.

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the three and six months ended June 30, 2021 and 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Amortization expense for other intangible assets was $7.5 million and $16.6 million for the three and six months ended June 30, 2021, respectively, and $9.9 million and $19.8 million for the three and six months ended June 30, 2020, respectively. The estimated future amortization expense related to other intangible assets as of June 30, 2021, was as follows:

Amortization Expense
Remainder of 2021	$15.4
2022	30.0
2023	25.8
2024	14.9
2025	2.5
2026	0.3
Total	$88.9

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

The Company has recorded credit loss expense of $0.2 million and $0.8 million during the three and six months ended June 30, 2021, respectively, and $1.0 million and $6.0 million during the three and six months ended June 30, 2020, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Activity impacting the allowance for credit losses for the six months ended June 30, 2021, was as follows:

Allowance for Credit Losses
Balance at December 31, 2020	$33.8
Provisions	0.8
Write-offs	(3.2)
Translation and other	(0.3)
Balance at June 30, 2021	$31.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Note 8. Inventories

The components of inventories at June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
Raw materials and manufacturing supplies	$103.7	$90.9
Work in process	26.8	33.4
Finished goods	38.1	45.9
Total	$168.6	$170.2

Note 9. Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
Land	$90.9	$97.6
Buildings	775.8	780.3
Machinery and equipment	3,086.1	3,094.1
Other(1)	186.8	183.2
Construction in progress	14.6	33.0
Property, plant and equipment—gross	$4,154.2	$4,188.2
Less: accumulated depreciation	(3,322.6)	(3,304.0)
Property, plant and equipment—net	$831.6	$884.2
______________________________
(1)Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

The Company recorded impairment charges of $0.9 million and $1.7 million during the three and six months ended June 30, 2021, respectively, and $1.7 million and $4.2 million during the three and six months ended June 30, 2020, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 5, “Restructuring, Impairment and Transaction-Related Charges,” for further discussion on impairment charges).

The Company recognized depreciation expense of $31.2 million and $64.0 million for the three and six months ended June 30, 2021, respectively, and $36.8 million and $74.3 million for the three and six months ended June 30, 2020, respectively.

Assets Held for Sale from Continuing Operations

The Company assessed whether certain closed facilities and facilities where the Company has received a signed letter of intent to purchase should be classified as held for sale on the condensed consolidated balance sheets. Assets held for sale are carried at the lesser of original cost or fair value, less the estimated costs to sell. There were no assets held for sale as of June 30, 2021, and assets held for sale were $4.9 million as of December 31, 2020. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs) and were estimated based on quoted market prices where available and independent appraisals, as appropriate. Assets held for sale were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Gain from Sale and Leaseback

On June 29, 2021, the Company executed a sale and leaseback of its Chalfont, Pennsylvania facility for net proceeds of $20.0 million, which resulted in a $13.7 million gain. The leaseback is for a term of seven years and was determined to be an operating lease. The leaseback resulted in a $10.1 million asset included in the operating lease right of use assets - net, current operating lease obligation of $1.0 million and operating lease obligation of $9.1 million in the condensed consolidated balance sheet as of June 30, 2021.

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

Note 11. Debt

The components of long-term debt as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
Master note and security agreement	$8.7	$15.6
Term Loan A	585.4	657.6
Revolving credit facility	—	—
Senior unsecured notes	238.7	238.7
International term loans	6.9	10.7
International revolving credit facilities	10.3	4.9
Other	2.2	2.8
Debt issuance costs	(5.5)	(6.9)
Total debt	$846.7	$923.4
Less: short-term debt and current portion of long-term debt	(257.7)	(20.7)
Long-term debt	$589.0	$902.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.8 billion and $0.9 billion at June 30, 2021 and December 31, 2020, respectively. The fair value determination of the Company’s total debt was categorized as Level 2 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs).

Debt Issuance Costs

Activity impacting the Company’s debt issuance costs for the six months ended June 30, 2021, was as follows:

Capitalized Debt Issuance Costs
Balance at December 31, 2020	$6.9
Amortization of debt issuance costs	(1.4)
Balance at June 30, 2021	$5.5

Loss on Debt Extinguishment

During the six months ended June 30, 2020, the Company completed the fourth amendment to the April 28, 2014 Senior Secured Credit Facility, which resulted in a loss on debt extinguishment recorded. The Senior Secured Credit Facility was amended to (a) provide for certain financial covenant relief through the fiscal quarter ending September 30, 2021 (the “Covenant Relief Period”); (b) reduce the aggregate amount of the existing revolving credit facility from $800.0 million to $500.0 million; (c) make certain adjustments to pricing such as the addition of a 0.75% London Interbank Offered Rate (“LIBOR”) floor; and (d) prohibit repurchases of capital stock and payments of cash dividends during the Covenant Relief Period. In addition, the Company redeemed $37.6 million of its senior notes under the Master Note and Security Agreement, at par, which resulted in a loss on debt extinguishment recorded. The Company also repurchased $4.7 million of its outstanding unsecured 7.0% senior notes due May 1, 2022 (the “Senior Unsecured Notes”) in the open market, which resulted in a gain on debt extinguishment recorded. The loss on debt extinguishment recorded during the six months ended June 30, 2020, was comprised of the following:

2020 Loss on Debt Extinguishment
Debt issuance costs from January 31, 2019 debt financing arrangement	$2.3
Debt issuance costs from June 29, 2020 debt financing arrangement	$0.1
Loss on debt extinguishment from Master Note and Security Tender	$0.2
Gain on debt extinguishment from Senior Unsecured Note Repurchases	(0.8)
Total	$1.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements, as amended to date). Among these covenants, the Company was required to maintain the following as of June 30, 2021:

•Maximum Total Net Leverage Ratio. On a rolling twelve-month basis, the Maximum Total Net Leverage Ratio, defined as consolidated total indebtedness, net of no more than $75.0 million of unrestricted cash, to consolidated EBITDA, shall not exceed (i) 4.50 to 1.00 for the quarter ended March 31, 2021, (ii) 4.25 to 1.00 for the quarter ended June 30, 2021, and (iii) 4.125 to 1.00 for the quarter ending September 30, 2021 (for the twelve months ended June 30, 2021, the Company’s Maximum Total Net Leverage Ratio was 3.03 to 1.00). In 2020, the Company amended its Senior Secured Credit Facility to provide for certain financial covenant relief during the Covenant Relief Period. After the Covenant Relief Period, the Company will be required to comply with the Total Leverage Ratio covenant, defined as consolidated total indebtedness to consolidated EBITDA which shall not exceed 3.75 to 1.00.

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling twelve-month basis, the Senior Secured Leverage Ratio, defined as consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2021, the Company’s Senior Secured Leverage Ratio was 2.04 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended June 30, 2021, the Company’s Interest Coverage Ratio was 4.97 to 1.00).

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. The following limitations utilize a Total Net Leverage Ratio calculation, which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA (for the twelve months ended June 30, 2021, the Company’s Total Net Leverage Ratio was 2.97 to 1.00).

•If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions, provided, however, that no such restricted payments shall be made during the Covenant Relief Period. As the Company’s Total Net Leverage Ratio as of June 30, 2021, was 2.97 to 1.00, and we are in the Covenant Relief Period, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 2.04 to 1.00 and the Total Net Leverage Ratio was 2.97 to 1.00, as of June 30, 2021.

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

The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of June 30, 2021, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of June 30, 2021, was $11.3 million, a decrease of $0.3 million from $11.6 million as of December 31, 2020. The Company anticipates a $0.1 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
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

Level 3:    Unobservable inputs for the asset or liability. There were no recurring Level 3 fair value measurements of assets or liabilities as of June 30, 2021.

Interest Rate Swaps

The Company currently holds two interest rate swap contracts. The purpose of entering into the contracts was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt. The interest rate swaps were previously designated as cash flow hedges as they effectively converted the notional value of the Company’s variable rate debt based on one-month LIBOR to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. However, the Company amended its Senior Secured Credit Facility during the second quarter of 2020, which added a 0.75% LIBOR floor to the Company’s variable rate debt, changing the critical terms of the hedged instrument. Due to this change in critical terms, the Company has elected to de-designate the swaps as cash flow hedges, resulting in future changes in fair value being recognized in interest expense. The balance of the accumulated other comprehensive loss attributable to the interest rate swaps as of June 30, 2020, will be amortized to interest expense on a straight-line basis over the remaining lives of the swap contracts. The Company expects to reclassify $5.7 million of this balance to interest expense over the next twelve months.

The key terms of the interest rate swaps are as follows:

	March 19, 2019 Interest Rate Swap	February 7, 2017 Interest Rate Swap
Effective date	March 29, 2019	February 28, 2017
Termination date	March 28, 2024	February 28, 2022
Term	5 years	5 years
Notional amount	$130.0	$250.0
Fixed swap rate	2.43%	1.89%

The Company classifies the interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swaps classified as Level 2 as of June 30, 2021, and December 31, 2020, were as follows:

	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swap liabilities	Other current liabilities	$(3.0)	$—
Interest rate swap liabilities	Other long-term liabilities	$(7.1)	$(14.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash Flow Impacts
Net interest paid	$1.9	$1.5	$3.7	$1.9

Impacts with Swaps as Hedging Instruments
Loss recognized in other comprehensive loss	—	—	—	11.1

Impacts with Swaps as Nonhedging Instruments
(Income) loss recognized in interest expense excluded from hedge effectiveness assessments	(1.7)	0.1	(4.4)	0.1
Amounts reclassified out of accumulated other comprehensive loss to interest expense	1.8	—	3.6	—
Net interest expense	1.9	1.5	3.7	1.9
Total impact of swaps to interest expense	$2.0	$1.6	$2.9	$2.0

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of June 30, 2021.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the three and six months ended June 30, 2021 and 2020, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 11, “Debt,” for the fair value of the Company’s debt as of June 30, 2021.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
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

Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of June 30, 2021, and December 31, 2020.

Note 14. Other Current and Long-Term Liabilities

The components of other current and long-term liabilities as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021			December 31, 2020
	Other Current Liabilities	Other Long-Term Liabilities	Total	Other Current Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$103.3	$64.3	$167.6	$130.2	$67.4	$197.6
Single employer pension plan obligations	1.7	45.5	47.2	1.7	54.9	56.6
Multiemployer pension plans – withdrawal liability	3.7	30.3	34.0	3.5	32.2	35.7
Deferred revenue	36.5	2.1	38.6	52.9	2.6	55.5
Tax-related liabilities	19.5	5.2	24.7	25.3	5.3	30.6
Restructuring liabilities	21.9	6.9	28.8	33.1	7.2	40.3
Interest and rent liabilities	3.7	—	3.7	3.6	—	3.6
Interest rate swap liabilities	3.0	7.1	10.1	—	14.4	14.4
Other	32.7	15.3	48.0	60.5	12.8	73.3
Total	$226.0	$176.7	$402.7	$310.8	$196.8	$507.6
______________________________
(1)Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers’ compensation.

Note 15. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Employee Stock Ownership Plan (“ESOP”) holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions during the three and six months ended June 30, 2021 and 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
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

The components of net pension income for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$(2.1)	$(3.4)	$(4.2)	$(6.8)
Expected return on plan assets	6.2	6.0	12.4	12.1
Net periodic pension income	4.1	2.6	8.2	5.3
Settlement charge	(0.6)	—	(0.6)	—
Net pension income	$3.5	$2.6	$7.6	$5.3

The Company made $0.4 million in benefit payments to its non-qualified defined benefit pension plans and made $0.8 million in contributions to its qualified defined benefit pension plans during the six months ended June 30, 2021.

The Company incurred a non-cash settlement charge of $0.6 million during the six months ended June 30, 2021 due to the significance of lump sum payments made in the current period. The non-cash settlement charge results in accelerated recognition of actuarial losses on the condensed consolidated statement of operations.

Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a withdrawal liability based on information provided by each plan’s trustee. The Company has reserved $34.0 million for the total MEPPs withdrawal liability as of June 30, 2021, of which $30.3 million was recorded in other long-term liabilities and $3.7 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU and GCC until April 2032 and February 2024, respectively. The Company made payments totaling $3.1 million and $6.8 million for the six months ended June 30, 2021 and 2020, respectively.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings from continuing operations, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 1.1 million and 1.0 million class A common shares for the three and six months ended June 30, 2021, respectively. Due to the net loss incurred during the three and six months ended June 30, 2020, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock, including the impact of discontinued operations, for the three and six months ended June 30, 2021 and 2020, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net earnings (loss) from continuing operations	$34.4	$(15.0)	$44.6	$(23.6)
Less: net earnings (loss) attributable to noncontrolling interests	—	(0.2)	—	(0.2)
Net earnings (loss) from continuing operations attributable to Quad common shareholders	34.4	(14.8)	44.6	(23.4)

Loss from discontinued operations, net of tax	—	(8.7)	—	(12.5)

Net earnings (loss) attributable to Quad common shareholders	$34.4	$(23.5)	$44.6	$(35.9)

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	51.3	50.7	51.3	50.6
Plus: effect of dilutive equity incentive instruments	1.2	—	1.4	—
Diluted weighted average number of common shares outstanding for all classes of common shares	52.5	50.7	52.7	50.6

Earnings (loss) per share attributable to Quad common shareholders
Basic:
Continuing operations	$0.67	$(0.29)	$0.87	$(0.46)
Discontinued operations	—	(0.17)	—	(0.25)
Basic earnings (loss) per share attributable to Quad common shareholders	$0.67	$(0.46)	$0.87	$(0.71)

Diluted:
Continuing operations	$0.66	$(0.29)	$0.85	$(0.46)
Discontinued operations	—	(0.17)	—	(0.25)
Diluted earnings (loss) per share attributable to Quad common shareholders	$0.66	$(0.46)	$0.85	$(0.71)

Cash dividends paid per common share for all classes of common shares	$—	$—	$—	$0.15

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Note 17. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”) at the Company’s annual meeting of shareholders held on May 18, 2020 for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees; and (2) to increase shareholder value. The Company’s previous plan, the Quad/Graphics, Inc. 2010 Omnibus Plan (the “2010 Plan”), was terminated on May 18, 2020, and no new awards will be granted under the 2010 Plan. All awards that were granted under the 2010 Plan that were outstanding as of May 18, 2020 will remain outstanding and will continue to be governed by the 2010 Plan.

The 2020 Plan provides for an aggregate 3,000,000 shares of class A common stock reserved for issuance, plus shares still available for issuance or re-credited under the 2010 Plan. Awards under the 2020 Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock (“RS”), restricted stock units (“RSU”), deferred stock units (“DSU”) or other stock-based awards as determined by the Company’s Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. There were 2,649,765 shares of class A common stock reserved for issuance under the 2020 Plan as of June 30, 2021. Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs. The Company plans to either use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

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

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations and includes expense (income) recognized for liability awards that are remeasured on a quarterly basis. The total compensation expense recognized related to all equity incentive programs for the three and six months ended June 30, 2021 and 2020, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RS and RSU equity awards expense	$1.6	$2.7	$3.8	$4.8
RSU liability awards expense (income)	0.1	0.1	0.1	(0.2)
DSU awards expense	—	—	0.8	1.0
Total equity incentive compensation expense	$1.7	$2.8	$4.7	$5.6

Total future compensation expense related to all equity incentive programs granted as of June 30, 2021, was estimated to be $8.7 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $3.6 million for the remainder of 2021, $3.4 million for 2022, $1.5 million for 2023 and $0.2 million for 2024.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
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

There were no stock options granted, and no compensation expense was recognized related to stock options for the three and six months ended June 30, 2021 and 2020. There is no future compensation expense for stock options as of June 30, 2021.

The following table is a summary of the stock option activity for the six months ended June 30, 2021:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2020	514,876	$27.49	0.5	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(264,291)	40.65
Outstanding and exercisable at June 30, 2021	250,585	$13.62	0.4	$—

The intrinsic value of options outstanding and exercisable at June 30, 2021, and December 31, 2020, was based on the fair value of the stock price. All outstanding options are vested as of June 30, 2021. There were no stock options exercised during the three and six months ended June 30, 2021 and 2020.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
The following table is a summary of RS and RSU award activity for the six months ended June 30, 2021:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2020	2,961,750	$11.55	1.3	249,538	$11.70	1.3
Granted	1,124,443	3.90		41,553	3.82
Vested	(576,524)	22.55		(18,586)	22.60
Forfeited	(177,529)	10.27		(26,842)	6.82
Nonvested at June 30, 2021	3,332,140	$7.13	1.6	245,663	$10.08	1.1

In the first quarter of 2019, the Company issued RSU awards in connection with the acquisition of Periscope that are accounted for as liability awards that will vest on March 1, 2022. The awards were recorded at fair value on the initial issuance date and are remeasured to fair value at each reporting period, with the change in fair value being recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2021, the fair value of the RSU awards classified as liabilities was $0.6 million and was included in other current liabilities on the condensed consolidated balance sheets.

Deferred Stock Units

Deferred stock units are awards of rights to shares of the Company’s class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the six months ended June 30, 2021:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	500,961	$10.69
Granted	221,616	3.82
Dividend equivalents granted	—	—
Settled	(35,186)	11.53
Outstanding at June 30, 2021	687,391	$8.36

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Note 18. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
June 30, 2021	105.0	41.1	0.6	41.7
December 31, 2020	105.0	40.2	0.2	40.4

Class B stock ($0.025 par value)
June 30, 2021	80.0	13.5	—	13.5
December 31, 2020	80.0	13.5	—	13.5

Class C stock ($0.025 par value)
June 30, 2021	20.0	—	0.5	0.5
December 31, 2020	20.0	—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at June 30, 2021, and December 31, 2020. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. There were no shares repurchased during the three and six months ended June 30, 2021, or during the three and six months ended June 30, 2020. As of June 30, 2021, there were $100.0 million of authorized repurchases remaining under the program. The Company is currently prohibited from repurchasing capital stock through the Covenant Relief Period, in accordance with the fourth amendment to the April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020 (see Note 11, “Debt,” for more details on the amendment and timing of the Covenant Relief Period).

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. Due to uncertainty in client demand as a result of the COVID-19 pandemic, the Company’s Board of Directors proactively suspended the Company’s quarterly dividends beginning in the second quarter of 2020, and the Company is currently prohibited from making dividend payments during the Covenant Relief Period. The dividend activity related to the then outstanding shares for the six months ended June 30, 2020 was as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2020
Q1 Dividend	February 18, 2020	February 28, 2020	March 9, 2020	0.15

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Note 19. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2021, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2020	$(130.8)	$(12.3)	$(28.2)	$(171.3)
Other comprehensive loss before reclassifications	(3.8)	—	0.1	(3.7)
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	3.6	0.6	4.2
Net other comprehensive income (loss)	(3.8)	3.6	0.7	0.5
Balance at June 30, 2021	$(134.6)	$(8.7)	$(27.5)	$(170.8)

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2020, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2019	$(131.0)	$(4.7)	$(31.5)	$(167.2)
Other comprehensive loss before reclassifications	(13.2)	(8.3)	—	(21.5)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	—	—	—
Net other comprehensive loss	(13.2)	(8.3)	—	(21.5)
Balance at June 30, 2020	$(144.2)	$(13.0)	$(31.5)	$(188.7)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
There were no reclassifications from accumulated other comprehensive loss to net loss for the three and six months ended June 30, 2020. The details about the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the three and six months ended June 30, 2021, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Consolidated Statements of Operations Presentation

Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges	$1.8	$3.6	Interest expense
Impact of income taxes	—	—	Income tax expense (benefit)
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges, net of tax	$1.8	$3.6

Non-cash settlement charge on pension benefit plan	$0.6	$0.6	Net pension income
Income tax expense (benefit)	—	—	Income tax expense (benefit)
Non-cash settlement charge on pension benefit plan, net of tax	$0.6	$0.6

Total reclassifications for the period	$2.4	$4.2
Impact of income taxes	—	—
Total reclassifications for the period, net of tax	$2.4	$4.2

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
International

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. As of June 30, 2021, the Company has no unrestricted subsidiaries as defined in the Company’s Senior Unsecured Notes indenture.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

The following is a summary of segment information for the three and six months ended June 30, 2021 and 2020:

	Net Sales		Operating Income (Loss) from Continuing Operations	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended June 30, 2021
United States Print and Related Services	$433.3	$177.6	$55.8	$(14.5)
International	78.3	4.7	3.0	0.9
Total operating segments	511.6	182.3	58.8	(13.6)
Corporate	—	—	(10.8)	0.2
Total	$511.6	$182.3	$48.0	$(13.4)

Three months ended June 30, 2020
United States Print and Related Services	$393.0	$133.5	$8.3	$13.4
International	54.7	3.3	(0.7)	2.8
Total operating segments	447.7	136.8	7.6	16.2
Corporate	—	—	(10.4)	0.2
Total	$447.7	$136.8	$(2.8)	$16.4

Six months ended June 30, 2021
United States Print and Related Services	$893.2	$352.3	$88.3	$(13.4)
International	144.4	9.8	4.5	1.7
Total operating segments	1,037.6	362.1	92.8	(11.7)
Corporate	—	—	(23.8)	0.9
Total	$1,037.6	$362.1	$69.0	$(10.8)

Six months ended June 30, 2020
United States Print and Related Services	$956.6	$306.5	$24.6	$34.2
International	136.1	7.8	(0.4)	4.1
Total operating segments	1,092.7	314.3	24.2	38.3
Corporate	—	—	(22.0)	0.9
Total	$1,092.7	$314.3	$2.2	$39.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(In millions, except share and per share data and unless otherwise indicated)
Restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2021 and 2020, are further described in Note 5, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) from continuing operations results by segment above.

A reconciliation of operating income (loss) from continuing operations to earnings (loss) from continuing operations before income taxes and equity in loss of unconsolidated entity as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating income (loss) from continuing operations	$48.0	$(2.8)	$69.0	$2.2
Less: interest expense	15.6	16.2	30.1	34.3
Less: net pension income	(3.5)	(2.6)	(7.6)	(5.3)
Less: loss on debt extinguishment	—	2.4	—	1.8
Earnings (loss) from continuing operations before income taxes and equity in loss of unconsolidated entity	$35.9	$(18.8)	$46.5	$(28.6)

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2020, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2021.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended June 30, 2021, to the three months ended June 30, 2020; and (2) the six months ended June 30, 2021, to the six months ended June 30, 2020. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Omaha, Nebraska packaging plant, which was sold on January 31, 2020, the additional investment in Rise in June 2020, and the gain on the sale of the Company’s third-party logistics business on June 30, 2021. The results of operations of the divestiture are included in the Company’s condensed consolidated results until the date of disposition, and the results of operations of the investment in Rise reflect the Company’s ownership interest from the respective dates of change in ownership. The results of the Company's United States Book business have been reported as discontinued operations for the period ended June 30, 2020.  Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with GAAP.

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

•The impact of fluctuations in costs (including labor and labor-related costs, energy costs, freight rates and raw materials, including paper) and the impact of fluctuations in the availability of raw materials, including paper;
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

•The impact of changes in postal rates, service levels or regulations, including delivery delays due to ongoing COVID-19 impacts on daily operational staffing at the United States Postal Service;

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

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. As a result of the decision to sell the Company’s United States Book business, all United States Print and Related Services segment amounts exclude the Book business discontinued operations for the three and six months ended June 30, 2020. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 88% and 89% of the Company’s consolidated net sales during the three and six months ended June 30, 2021, respectively.

•The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 12% and 11% of the Company’s consolidated net sales during the three and six months ended June 30, 2021, respectively.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations decreased by $77 million during the six months ended June 30, 2021, primarily due to the use of cash proceeds from the sale of the Company’s third-party logistics business, the sale of property, plant and equipment and the increase in cash provided by operating activities to reduce debt obligations. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and finance lease obligations by $888 million and has reduced the obligations for pension, postretirement and MEPPs by $481 million, for a total obligation reduction since July of 2010 of over $1.4 billion.

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

The Company leverages its data-driven print expertise as part of an integrated marketing platform that helps its clients not only plan and produce marketing programs, but also deploy, manage and measure them across all media channels. Competition in the printing industry remains highly fragmented and intense, and the Company believes that there are indicators of heightened competitive pressures. The industry has excess manufacturing capacity created by continued declines in industry volumes. The Company faces competition due to the increased accessibility and quality of digital alternatives to traditional delivery of printed documents through the online distribution and hosting of media content, and the digital distribution of documents and data. The Company faces competition from print management and marketing consulting firms that look to streamline processes and reduce the overall print spend of the Company’s clients.

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

The Company continues to make progress on integrating and streamlining all aspects of its business, thereby lowering its cost structure by consolidating its manufacturing platform into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes and eliminating redundancies in its administrative and corporate operations. The Company has continued to evolve its manufacturing platform, equipping facilities to be product line agnostic, which enables the Company to maximize equipment utilization. Quad believes that the large plant size of certain of its key printing facilities allows the Company to drive savings in certain product lines (such as publications and catalogs) due to economies of scale and from investments in automation and technology. The Company continues to focus on proactively aligning its cost structure to the realities of the top-line pressures it faces in the printing industry through Lean Manufacturing and sustainable continuous improvement programs. Restructuring actions initiated by the Company beginning in 2010 have resulted in the announcement of 50 plant closures through June 30, 2021.

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

Integrated distribution with the United States Postal Service (“USPS”) is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS continues to experience financial problems. Without increased revenues or action by Congress to reform the USPS’ cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. Additional price increases may result in clients reducing mail volumes and exploring the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet and other alternative media channels in order to ensure that they stay within their expected postage budgets. There are also delivery delays due to ongoing COVID-19 impacts on daily operational staffing at the USPS.

Federal statute requires the Postal Regulatory Commission (“PRC”) to conduct reviews of the rates and services of the USPS, and ensure the Postal Service meets all of its legal requirements. As a result of those reviews, the PRC has authorized a new five year rate-authority structure that would provide the USPS with additional pricing flexibility over the current Consumer Price Index cap, which may result in a substantially altered rate structure for mailers. The newly revised rate authority that is effective as a result of new rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. This may lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. The uncertainty as to the actual rate increases due to competing lawsuits from both industry and the USPS, as well as how much of the authority the USPS will use, also creates potential volume declines as rate predictability with respect to cost and timing is no longer known for mailers. The result may be reduced demand for printed products as clients may move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers.

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

The increasing cost and availability of raw materials, such as paper, ink, supplies and labor, have been and are expected to continue to adversely impact the Company’s results of operation. The Company is dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from existing clients. The nationwide shortage of available production personnel may put a strain on the Company’s ability to accept new work with an increasing inflow of client requests for future periods, including the Company’s seasonally higher third and fourth quarters. In addition, the Company has experienced and anticipates it will continue to experience certain distribution challenges, including, but not limited to, the above-noted delivery delays at the USPS and recent volume restrictions at the United Parcel Service, Federal Express and certain local couriers. As the supply chain, labor shortages, and distribution challenges continue to evolve, the Company is unable to predict the duration of the shortages and challenges and the extent of the impact on the Company’s business, financial condition, cash flows and results of operations.

Results of Operations for the Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020

Summary Results

The Company’s operating income (loss) from continuing operations, operating margin, net earnings (loss) attributable to Quad common shareholders (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share attributable to Quad common shareholders for the three months ended June 30, 2021, changed from the three months ended June 30, 2020, as follows (dollars in millions, except margin and per share data):

	Operating Income (Loss) from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad Common Shareholders	Diluted Earnings (Loss) Per Share Attributable to Quad Common Shareholders
For the Three Months Ended June 30, 2020	$(2.8)	(0.5)%	$(23.5)	$(0.46)
Gain from sale and leaseback (1)	13.7	2.0%	10.3	0.20
Restructuring, impairment and transaction-related charges (2)	29.8	4.7%	22.3	0.42
Interest expense (3)	N/A	N/A	0.4	0.02
Net pension income (4)	N/A	N/A	0.7	0.01
2020 loss on debt extinguishment (5)	N/A	N/A	1.8	0.04
Income taxes (6)	N/A	N/A	8.1	0.15
Loss from discontinued operations, net of tax (7)	N/A	N/A	8.7	0.17
Investments in unconsolidated entity and noncontrolling interests, net of tax (8)	N/A	N/A	0.1	0.01
Operating income from continuing operations (9)	7.3	0.7%	5.5	0.10
For the Three Months Ended June 30, 2021	$48.0	6.9%	$34.4	$0.66
______________________________
(1)The Company executed a sale and leaseback of its Chalfont, Pennsylvania facility resulting in a $13.7 million ($10.3 million, net of tax) gain during the three months ended June 30, 2021.

(2)Restructuring, impairment and transaction-related charges decreased $29.8 million ($22.3 million, net of tax), to $(13.4) million during the three months ended June 30, 2021, and included the following:

a.A $6.7 million decrease in employee termination charges from $9.5 million during the three months ended June 30, 2020, to $2.8 million during the three months ended June 30, 2021;

b.A $0.8 million decrease in impairment charges from $1.7 million during the three months ended June 30, 2020, to $0.9 million during the three months ended June 30, 2021;

c.A $0.1 million decrease in transaction-related charges from $0.3 million during the three months ended June 30, 2020, to $0.2 million during the three months ended June 30, 2021;

d.A $0.4 million decrease in integration costs from $0.4 million during the three months ended June 30, 2020, to zero for the three months ended June 30, 2021; and

e.A $21.8 million decrease in various other restructuring charges from $4.5 million of expense during the three months ended June 30, 2020, to $17.3 million of income during the three months ended June 30, 2021.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(3)Interest expense decreased $0.6 million ($0.4 million, net of tax) during the three months ended June 30, 2021, to $15.6 million. This change was due to lower average debt levels, partially offset by a $0.4 million increase in interest expense related to the interest rate swaps in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

(4)Net pension income increased $0.9 million ($0.7 million, net of tax) during the three months ended June 30, 2021, to $3.5 million. This was due to a $1.3 million decrease from interest cost on pension plan liabilities and a $0.2 million increase from the expected long-term return on pension plan assets, partially offset by a non-cash settlement charge of $0.6 million.

(5)A $2.4 million loss on debt extinguishment ($1.8 million, net of tax) was recognized during the three months ended June 30, 2020, primarily relating to the fourth amendment to the Company’s April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020.

(6)The $8.1 million increase in income tax benefit on continuing operations as calculated in the following table is primarily due to an $8.4 million increase from decreased valuation allowance reserves.

	Three Months Ended June 30,
	2021	2020	$ Change
Earnings (loss) from continuing operations before income taxes and equity in loss of unconsolidated entity	$35.9	$(18.8)	$54.7
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	9.0	(4.7)	13.7

Income tax expense (benefit) from the condensed consolidated statements of operations	1.3	(4.3)	5.6

Impact of income taxes	$7.7	$(0.4)	$8.1

(7)The loss from discontinued operations, net of tax, of $8.7 million was recognized during the three months ended June 30, 2020. The Company completed the sale of the Book business in 2020.

(8)The increase from investments in unconsolidated entity and noncontrolling interests, net of tax, of $0.1 million during the three months ended June 30, 2021, was primarily related to a $0.3 million decrease in the loss at the Company’s investment in Plural Industria Gráfica Ltda. (“Plural”), the Company’s Brazilian joint venture, partially offset by a $0.2 million decrease in the loss attributed to noncontrolling interests in the Company’s condensed consolidated statements of operations related to the Company’s majority ownership of Rise.

(9)Operating income from continuing operations, excluding the gain from sale and leaseback and restructuring, impairment and transaction-related charges, increased $7.3 million ($5.5 million, net of tax) primarily due to the following: (1) an increase in print volume and services net sales; (2) a $8.0 million decrease in depreciation and amortization expense; (3) a $3.6 million net benefit in 2021 in the cost of worker’s compensation claims from improved production safety procedures; (4) a $3.5 million increase in paper byproduct recoveries; and (5) savings from other cost reduction initiatives. These increases were partially offset by COVID-related temporary cost reduction from temporary salary reductions and furloughs in 2020.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended June 30,
	2021		2020
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$511.6	73.7%	$447.7	76.6%	$63.9	14.3%
Services	182.3	26.3%	136.8	23.4%	45.5	33.3%
Total net sales	693.9	100.0%	584.5	100.0%	109.4	18.7%
Cost of sales:
Products	413.7	59.6%	362.9	62.1%	50.8	14.0%
Services	140.5	20.2%	98.0	16.8%	42.5	43.4%
Total cost of sales	554.2	79.8%	460.9	78.9%	93.3	20.2%
Selling, general & administrative expenses	80.1	11.6%	63.3	10.8%	16.8	26.5%
Gain from sale and leaseback	(13.7)	(2.0)%	—	—%	(13.7)	(100.0)%
Depreciation and amortization	38.7	5.6%	46.7	8.0%	(8.0)	(17.1)%
Restructuring, impairment and transaction-related charges	(13.4)	(1.9)%	16.4	2.8%	(29.8)	(181.7)%
Total operating expenses	645.9	93.1%	587.3	100.5%	58.6	10.0%
Operating income (loss) from continuing operations	$48.0	6.9%	$(2.8)	(0.5)%	$50.8	N/A

Net Sales

Product sales increased $63.9 million, or 14.3%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following: (1) a $44.5 million increase in sales in the Company’s print product lines primarily due to organic growth compared to the COVID-19 pandemic impacted three months ended June 30, 2020; (2) a $17.0 million increase from pass-through paper sales; and (3) $2.4 million in favorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, increased $45.5 million, or 33.3%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to a $32.9 million increase in logistics sales and a $12.1 million increase in print imaging services and sales of marketing services.

Cost of Sales

Cost of product sales increased $50.8 million, or 14.0%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following: (1) higher print volume; (2) an increase in pass-through paper costs; and (3) the impact from the rising costs of materials and other costs of production. These increases were partially offset by the following: (1) a $3.6 million net benefit in 2021 in the cost of worker’s compensation claims from improved production safety procedures; (2) a $3.5 million increase in paper byproduct recoveries; and (3) other cost reduction initiatives.

Cost of service sales increased $42.5 million, or 43.4%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to higher logistics, print imaging and marketing service sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.8 million, or 26.5%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following: (1) a $12.3 million increase in employee-related costs, primarily related to COVID-related temporary cost reduction from salary reductions and furloughs in 2020; (2) a $2.3 million increase in foreign translation losses; and (3) the receipt of a $1.6 million COVID-19 related government subsidy in Poland in 2020 that did not repeat in 2021. Selling, general and administrative expenses as a percentage of net sales increased to 11.6% for the three months ended June 30, 2021, compared to 10.8% for the three months ended June 30, 2020.

Gain from sale and leaseback

The Company executed a sale and leaseback of its Chalfont, Pennsylvania facility resulting in a $13.7 million ($10.3 million, net of tax) gain during the three months ended June 30, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $8.0 million, or 17.1%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to a $5.6 million decrease in depreciation expense, primarily related to property, plant and equipment becoming fully depreciated over the past year, and a $2.4 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $29.8 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following:

	Three Months Ended June 30,
	2021	2020	$ Change
Employee termination charges	$2.8	$9.5	$(6.7)
Impairment charges (a)	0.9	1.7	(0.8)
Transaction-related charges	0.2	0.3	(0.1)
Integration costs	—	0.4	(0.4)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	6.3	2.4	3.9
Equipment and infrastructure removal costs	0.2	0.4	(0.2)
Gains on the sale of facilities (b)	(2.3)	—	(2.3)
Other restructuring activities (c)	(21.5)	1.7	(23.2)
Other restructuring charges (income)	(17.3)	4.5	(21.8)
Total restructuring, impairment and transaction-related charges	$(13.4)	$16.4	$(29.8)
______________________________
(a)Includes $0.9 million and $1.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the three months ended June 30, 2021 and 2020, respectively.
(b)Includes $2.1 million of gains on the sale of other facilities during the three months ended June 30, 2021.
(c)Includes a $20.9 million gain on the sale of a business during the three months ended June 30, 2021.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, were as follows:

	Three Months Ended June 30,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$90.0	13.0%	$35.1	6.0%

EBITDA increased $54.9 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following: (1) higher print volume and service sales; (2) $29.8 million of decreased restructuring, impairment and transaction-related charges; (3) a $13.7 million gain from sale and leaseback; (4) a $8.7 million decrease in loss from discontinued operations, net of tax; (5) a $3.6 million net benefit in 2021 in the cost of worker’s compensation claims from improved production safety procedures; (6) a $3.5 million increase in paper byproduct recoveries; and (7) savings from other cost reduction initiatives. The increase was partially offset by COVID-related temporary cost reductions primarily from temporary salary reduction and furloughs in 2020.

EBITDA is defined as net earnings (loss) attributable to Quad common shareholders, excluding (1) interest expense, (2) income tax expense (benefit), and (3) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad’s performance. Both are important measures by which Quad gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are non-GAAP financial measures and should not be considered alternatives to net earnings (loss) as a measure of operating performance, or to cash flows provided by operating activities as a measure of liquidity. Quad’s calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies, and therefore, comparability may be limited.

A reconciliation of EBITDA to net earnings (loss) attributable to Quad common shareholders for the three months ended June 30, 2021 and 2020, was as follows:

	Three Months Ended June 30,
	2021	2020
	(dollars in millions)
Net earnings (loss) attributable to Quad common shareholders (1)	$34.4	$(23.5)
Interest expense	15.6	16.2
Income tax expense (benefit)	1.3	(4.3)
Depreciation and amortization	38.7	46.7
EBITDA (non-GAAP)	$90.0	$35.1
______________________________
(1)Net earnings (loss) attributable to Quad common shareholders included the following:
a.Restructuring, impairment and transaction-related income of $13.4 million and charges of $16.4 million for the three months ended June 30, 2021 and 2020, respectively;
b.Gain from sale and leaseback of $13.7 million for the three months ended June 30, 2021;
c.Net pension income of $3.5 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively;
d.Loss on debt extinguishment of $2.4 million for the three months ended June 30, 2020;
e.Equity in loss of unconsolidated entity of $0.2 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively;
f.Loss from discontinued operations, net of tax, of $8.7 million for the three months ended June 30, 2020; and
g.Net loss attributable to noncontrolling interests of $0.2 million for the three months ended June 30, 2020.

United States Print and Related Services

The following table summarizes net sales, operating income from continuing operations, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended June 30,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$433.3	$393.0	$40.3	10.3%
Services	177.6	133.5	44.1	33.0%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	55.8	8.3	47.5	572.3%
Operating margin	9.1%	1.6%	N/A	N/A
Restructuring, impairment and transaction-related charges	$(14.5)	$13.4	$(27.9)	(208.2)%

Net Sales

Product sales for the United States Print and Related Services segment increased $40.3 million, or 10.3%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to a $32.5 million increase in sales in the Company’s print product lines due to organic growth compared to the COVID-19 pandemic impacted three months ended June 30, 2020 and a $7.8 million increase from pass-through paper sales.

Service sales for the United States Print and Related Services segment increased $44.1 million, or 33.0%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to a $31.9 million increase in logistics sales and a $11.7 million increase in print imaging services and sales of marketing services.

Operating Income from Continuing Operations

Operating income from continuing operations for the United States Print and Related Services segment increased $47.5 million, or 572.3%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following: (1) an increase in print volume and services net sales; (2) a $27.9 million decrease in restructuring, impairment and transaction-related charges; (3) a $13.7 million gain from sale and leaseback; (4) a $7.5 million decrease in depreciation and amortization expense; (5) a $3.6 million net benefit in 2021 in the cost of worker’s compensation claims from improved production safety procedures; (6) a $3.5 million increase in paper byproduct recoveries; and (7) savings from other cost reduction initiatives. These increases were partially offset by COVID-related temporary cost reductions primarily from temporary salary reductions and furloughs in 2020.

Operating margin for the United States Print and Related Services segment increased to 9.1% for the three months ended June 30, 2021, from 1.6% for the three months ended June 30, 2020, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment decreased $27.9 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following:

	Three Months Ended June 30,
	2021	2020	$ Change
Employee termination charges	$2.9	$8.3	$(5.4)
Impairment charges (a)	0.9	1.7	(0.8)
Transaction-related charges	—	0.1	(0.1)
Integration costs	—	0.4	(0.4)
Other restructuring charges (income) (b)	(18.3)	2.9	(21.2)
Total restructuring, impairment and transaction-related charges	$(14.5)	$13.4	$(27.9)
______________________________
(a)Includes $0.9 million and $1.7 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities during the three months ended June 30, 2021 and 2020, respectively.
(b)Includes a $20.9 million gain on the sale of a business during the three months ended June 30, 2021.

International

The following table summarizes net sales, operating income (loss) from continuing operations, operating margin, certain items impacting comparability and equity in loss of unconsolidated entity within the International segment:

	Three Months Ended June 30,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$78.3	$54.7	$23.6	43.1%
Services	4.7	3.3	1.4	42.4%
Operating income (loss) from continuing operations (including restructuring, impairment and transaction-related charges)	3.0	(0.7)	3.7	nm
Operating margin	3.6%	(1.2)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$0.9	$2.8	$(1.9)	(67.9)%
Equity in loss of unconsolidated entity	0.2	0.5	(0.3)	(60.0)%

Net Sales

Product sales for the International segment increased $23.6 million, or 43.1%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following: (1) a $12.4 million increase in volume, primarily in Europe, Mexico and Colombia; (2) an $8.8 million increase in pass-through paper sales; and (3) $2.4 million in favorable foreign exchange impacts, primarily in Europe and Mexico.

Service sales for the International segment increased $1.4 million, or 42.4%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to an increase in logistics sales and imaging services in Europe.

Operating Income (Loss) from Continuing Operations

Operating income from continuing operations for the International segment increased $3.7 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to a $3.4 million increase in operating income, primarily in Mexico, and a $1.9 million decrease in restructuring, impairment and transaction-related charges, partially offset by the receipt of a $1.6 million COVID-19 related government subsidy in Poland in 2020 that did not repeat in 2021.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment decreased $1.9 million, or 67.9%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following:

	Three Months Ended June 30,
	2021	2020	$ Change
Employee termination charges	$(0.1)	$1.2	$(1.3)
Other restructuring charges (a)	1.0	1.6	(0.6)
Total restructuring, impairment and transaction-related charges	$0.9	$2.8	$(1.9)
______________________________
(a)Includes $0.6 million and $1.0 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the three months ended June 30, 2021 and 2020, respectively. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

Equity in Loss of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in loss of unconsolidated entity in the International segment decreased $0.3 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to a decrease in loss at the Company’s investment in Plural.

Unrestricted Subsidiaries

As of June 30, 2021, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended June 30,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$10.8	$10.4	$0.4	3.8%
Restructuring, impairment and transaction-related charges	0.2	0.2	—	—%

Operating Expenses

Corporate operating expenses increased $0.4 million, or 3.8%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to a $0.5 million increase in employee-related costs.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges were $0.2 million for the three months ended June 30, 2021 and 2020.

Results of Operations for the Six Months Ended June 30, 2021, Compared to the Six Months Ended June 30, 2020

Summary Results

The Company’s operating income from continuing operations, operating margin, net earnings (loss) attributable to Quad common shareholders (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share attributable to Quad common shareholders for the six months ended June 30, 2021, changed from the six months ended June 30, 2020, as follows (dollars in millions, except margin and per share data):

	Operating Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad Common Shareholders	Diluted Earnings (Loss) Per Share Attributable to Quad Common Shareholders
For the six months ended June 30, 2020	$2.2	0.2%	$(35.9)	$(0.71)
Gain from sale and leaseback (1)	13.7	1.0%	10.3	0.20
Restructuring, impairment and transaction-related charges (2)	50.0	3.6%	37.5	0.73
Interest expense (3)	N/A	N/A	3.0	0.08
Net pension income (4)	N/A	N/A	1.7	0.03
2020 loss on debt extinguishment (5)	N/A	N/A	1.4	0.02
Income taxes (6)	N/A	N/A	11.5	0.22
Loss from discontinued operations, net of tax (7)	N/A	N/A	12.5	0.25
Investments in unconsolidated entity and noncontrolling interests, net of tax (8)	N/A	N/A	0.2	0.01
Operating income from continuing operations (9)	3.1	0.1%	2.4	0.02
For the six months ended June 30, 2021	$69.0	4.9%	$44.6	$0.85
______________________________
(1)The Company executed a sale and leaseback of its Chalfont, Pennsylvania facility resulting in a $13.7 million ($10.3 million, net of tax) gain during the six months ended June 30, 2021.

(2)Restructuring, impairment and transaction-related charges decreased $50.0 million ($37.5 million, net of tax), to $(10.8) million during the six months ended June 30, 2021, and included the following:

a.A $14.6 million decrease in employee termination charges from $22.1 million during the six months ended June 30, 2020, to $7.5 million during the six months ended June 30, 2021;

b.A $2.5 million decrease in impairment charges from $4.2 million during the six months ended June 30, 2020, to $1.7 million during the six months ended June 30, 2021;

c.A $0.4 million decrease in transaction-related charges from $0.8 million during the six months ended June 30, 2020, to $0.4 million during the six months ended June 30, 2021;

d.A $1.1 million decrease in integration costs from $1.1 million during the six months ended June 30, 2020, to zero for the six months ended June 30, 2021; and

e.A $31.4 million decrease in various other restructuring charges from $11.0 million of expense during the six months ended June 30, 2020, to $20.4 million of income during the six months ended June 30, 2021.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(3)Interest expense decreased $4.2 million ($3.0 million, net of tax) during the six months ended June 30, 2021, to $30.1 million. This change was due to lower average debt levels and a lower weighted average interest rate on borrowings, partially offset by a $0.9 million increase in interest expense related to the interest rate swaps in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

(4)Net pension income increased $2.3 million ($1.7 million, net of tax) during the six months ended June 30, 2021, to $7.6 million. This was due to a $2.6 million decrease from interest cost on pension plan liabilities and a $0.3 million increase from the expected long-term return on pension plan assets, partially offset by a non-cash settlement charge of $0.6 million.

(5)A $1.8 million loss on debt extinguishment ($1.4 million, net of tax) was recognized during the six months ended June 30, 2020, primarily relating to $2.4 million loss on debt extinguishment from the fourth amendment to the Company’s April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020, partially offset by a $0.6 million gain on debt extinguishment recorded during the first quarter of 2020, primarily related to the repurchase of the Company’s unsecured 7.0% senior notes due May 1, 2022.

(6)The $11.5 million increase in income tax benefit on continuing operations as calculated in the following table is primarily due to the following: (1) a $13.1 million increase from decreased valuation allowance reserves; (2) a $1.6 million increase from equity award activity; and (3) a $1.0 million increase from a reduction in the Company’s liability for unrecognized income tax benefits. These increases were partially offset by a $5.2 million income tax benefit related to the CARES Act net operating loss carry back provisions in 2020 that did not repeat in 2021.

	Six Months Ended June 30,
	2021	2020	$ Change
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated entity	$46.5	$(28.6)	$75.1
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	11.6	(7.2)	18.8

Income tax expense (benefit) from the condensed consolidated statements of operations	1.8	(5.5)	7.3

Impact of income taxes	$9.8	$(1.7)	$11.5

(7)The loss from discontinued operations, net of tax, of $12.5 million was recognized during the six months ended June 30, 2020. The Company completed the sale of the Book business in 2020.

(8)The increase in investments in unconsolidated entity and noncontrolling interests, net of tax, of $0.2 million during the six months ended June 30, 2021, was due to an increase in earnings at the Company’s investment in Plural Industria Grafica Ltda., the Company’s Brazilian joint venture, partially offset by a $0.2 million decrease in the loss attributed to noncontrolling interests in the Company’s condensed consolidated statements of operations related to the Company’s majority ownership of Rise.

(9)Operating income from continuing operations, excluding the gain from sale and leaseback and restructuring, impairment and transaction-related charges, increased $3.1 million ($2.4 million, net of tax impact) during the six months ended June 30, 2021, primarily due to the following: (1) a $13.5 million decrease in depreciation and amortization expense; (2) a $2.3 million decrease in selling, general and administrative expenses; (3) a $6.2 million increase in paper byproduct recoveries; and (4) savings from other cost reduction initiatives. These cost decreases were partially offset by COVID-related temporary cost reduction from temporary salary reductions and furloughs in 2020 and a $12.0 million benefit in 2020 from a change in the hourly production employee vacation policy.

Operating Results from Continuing Operations

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Six Months Ended June 30,
	2021		2020
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$1,037.6	74.1%	$1,092.7	77.7%	$(55.1)	(5.0)%
Services	362.1	25.9%	314.3	22.3%	47.8	15.2%
Total net sales	1,399.7	100.0%	1,407.0	100.0%	(7.3)	(0.5)%
Cost of sales:
Products	842.0	60.2%	886.6	63.0%	(44.6)	(5.0)%
Services	272.0	19.4%	222.0	15.8%	50.0	22.5%
Total cost of sales	1,114.0	79.6%	1,108.6	78.8%	5.4	0.5%
Selling, general & administrative expenses	160.6	11.5%	162.9	11.5%	(2.3)	(1.4)%
Gain from sale and leaseback	(13.7)	(1.0)%	—	—%	(13.7)	(100.0)%
Depreciation and amortization	80.6	5.8%	94.1	6.7%	(13.5)	(14.3)%
Restructuring, impairment and transaction-related charges	(10.8)	(0.8)%	39.2	2.8%	(50.0)	(127.6)%
Total operating expenses	1,330.7	95.1%	1,404.8	99.8%	(74.1)	(5.3)%
Operating income from continuing operations	$69.0	4.9%	$2.2	0.2%	$66.8	N/A

Net Sales

Product sales decreased $55.1 million, or 5.0%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following: (1) a $35.4 million decrease from pass-through paper sales; (2) a $15.0 million decrease in sales in the Company’s print product lines due to ongoing industry volume pressure, including the impacts from the COVID-19 pandemic; and (3) a $7.5 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant. These decreases were partially offset by $2.8 million in favorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, increased $47.8 million, or 15.2%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a $36.3 million increase in logistics sales and a $12.1 million increase in print imaging services and sales of marketing services.

Cost of Sales

Cost of product sales decreased $44.6 million, or 5.0%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following: (1) a decrease in pass-through paper costs; (2) lower print volume due to ongoing industry volume pressure, including the impacts from the COVID-19 pandemic; (3) the impact from the divestiture of the Omaha packaging plant; (4) a $6.2 million increase in paper byproduct recoveries; and (5) other cost reduction initiatives. These decreases were partially offset by (1) a $12.0 million benefit in 2020 from a change in the hourly production employee vacation policy; and (2) a $2.7 million net benefit in 2020 in the cost of worker’s compensation claims from improved production safety procedures.

Cost of service sales increased $50.0 million, or 22.5%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to increased freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.3 million, or 1.4%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a $5.2 million decrease in credit loss expense primarily due to specific client credit reviews and a $3.6 million decrease from foreign translations impacts, partially offset by a $5.2 million increase in employee-related costs. Selling, general and administrative expenses as a percentage of net sales was 11.5% for the six months ended June 30, 2021 and June 30, 2020.

Gain from sale and leaseback

The Company executed a sale and leaseback of its Chalfont, Pennsylvania facility resulting in a $13.7 million ($10.3 million, net of tax) gain during the six months ended June 30, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $13.5 million, or 14.3%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to a $10.3 million decrease in depreciation expense primarily from property, plant and equipment becoming fully depreciated over the past year and a decrease in purchases of property, plant and equipment, and a $3.2 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $50.0 million, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following:

	Six Months Ended June 30,
	2021	2020	$ Change
Employee termination charges	$7.5	$22.1	$(14.6)
Impairment charges (a)	1.7	4.2	(2.5)
Transaction-related charges	0.4	0.8	(0.4)
Integration costs	—	1.1	(1.1)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	10.2	5.1	5.1
Equipment and infrastructure removal costs	1.0	1.0	—
Gains on the sale of facilities (b)	(10.1)	(0.8)	(9.3)
Other restructuring activities (c)	(21.5)	5.7	(27.2)
Other restructuring charges (income)	(20.4)	11.0	(31.4)
Total restructuring, impairment and transaction-related charges	$(10.8)	$39.2	$(50.0)
______________________________
(a)Includes $1.7 million and $4.2 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities, during the six months ended June 30, 2021 and 2020, respectively.
(b)Includes $9.7 million of gains on the sale of the Riverside, California and other facilities during the six months ended June 30, 2021; and includes a $0.8 million gain on the sale of the Shakopee, Minnesota facility during the six months ended June 30, 2020.
(c)Includes a $20.9 million gain on the sale of a business and $2.9 million loss on the sale of a business during the six months ended June 30, 2021 and 2020, respectively.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, were as follows:

	Six Months Ended June 30,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$157.1	11.2%	$87.0	6.2%

EBITDA increased $70.1 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following: (1) $50.0 million of decreased restructuring, impairment and transaction-related charges; (2) a $13.7 million gain from sale and leaseback; (3) a $12.5 million decrease in loss from discontinued operations, net of tax; (4) a $2.3 million decrease in selling, general and administrative expenses; (5) a $6.2 million increase in paper byproduct recoveries; and (6) savings from other cost reduction initiatives. These increases were partially offset by the following: (1) COVID-related temporary cost reductions primarily from temporary salary reduction and furloughs in 2020; (2) lower print volume; and (3) a $12.0 million net benefit in 2020 from a change in the hourly production employee vacation policy.

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

A reconciliation of EBITDA to net earnings (loss) attributable to Quad common shareholders for the six months ended June 30, 2021 and 2020, was as follows:

	Six Months Ended June 30,
	2021	2020
	(dollars in millions)
Net earnings (loss) attributable to Quad common shareholders (1)	$44.6	$(35.9)
Interest expense	30.1	34.3
Income tax expense (benefit)	1.8	(5.5)
Depreciation and amortization	80.6	94.1
EBITDA (non-GAAP)	$157.1	$87.0
______________________________
(1)Net earnings (loss) attributable to Quad common shareholders included the following:
a.Restructuring, impairment and transaction-related income of $10.8 million and charges of $39.2 million for the six months ended June 30, 2021 and 2020, respectively;
b.Gain from sale and leaseback of $13.7 million for the six months ended June 30, 2021;
c.Net pension income of $7.6 million and $5.3 million for the six months ended June 30, 2021 and 2020, respectively;
d.Loss on debt extinguishment of $1.8 million for the six months ended June 30, 2020;
e.Equity in loss of unconsolidated entity of $0.1 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively; and
f.Loss from discontinued operations, net of tax, of $12.5 million for the six months ended June 30, 2020.

United States Print and Related Services

The following table summarizes net sales, operating income from continuing operations, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Six Months Ended June 30,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$893.2	$956.6	$(63.4)	(6.6)%
Services	352.3	306.5	45.8	14.9%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	88.3	24.6	63.7	258.9%
Operating margin	7.1%	1.9%	N/A	N/A
Restructuring, impairment and transaction-related charges	$(13.4)	$34.2	$(47.6)	(139.2)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $63.4 million, or 6.6%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following: (1) a $39.6 million decrease from pass-through paper sales; (2) a $16.3 million decrease in sales in the Company’s print product lines due to ongoing industry volume pressure, including the impacts from the COVID-19 pandemic; and (3) a $7.5 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant.

Service sales for the United States Print and Related Services segment increased $45.8 million, or 14.9%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a $34.6 million increase in logistics sales and a $11.8 million increase in print imaging services and sales of marketing services.
Operating Income from Continuing Operations

Operating income from continuing operations for the United States Print and Related Services segment increased $63.7 million, or 258.9%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following: (1) a $47.6 million decrease in restructuring, impairment and transaction-related charges; (2) a $13.7 million gain from sale and leaseback; (3) a $12.8 million decrease in depreciation and amortization expense; (4) an $8.9 million decrease in selling, general and administrative expenses; (5) a $6.2 million increase in paper byproduct recoveries; and (6) savings from other cost reduction initiatives. These increases were partially offset by the following: (1) lower print volume due to ongoing industry pressures, including the impacts from the COVID-19 pandemic; (2) a $12.0 million net benefit in 2020 from a change in the hourly production employee vacation policy; (3) a $2.7 million net benefit in 2020 in the cost of worker’s compensation claims from improved production safety procedures; and (4) COVID-related temporary cost reductions primarily from temporary salary reduction and furloughs in 2020.

Operating margin for the United States Print and Related Services segment increased to 7.1% for the six months ended June 30, 2021, compared to 1.9% for the six months ended June 30, 2020, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment decreased $47.6 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following:

	Six Months Ended June 30,
	2021	2020	$ Change
Employee termination charges	$6.6	$20.4	$(13.8)
Impairment charges (a)	1.7	4.2	(2.5)
Transaction-related charges	—	0.1	(0.1)
Integration costs	—	1.1	(1.1)
Other restructuring charges (income) (b)	(21.7)	8.4	(30.1)
Total restructuring, impairment and transaction-related charges	$(13.4)	$34.2	$(47.6)
______________________________
(a)Includes $1.7 million and $4.2 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction restructuring activities, during the six months ended June 30, 2021 and 2020, respectively.
(b)Includes a $20.9 million gain on the sale of a business and $9.7 million of gains on the sale of Riverside, California and other facilities during the six months ended June 30, 2021; and includes a $2.9 million loss on the sale of a business, net of a $0.8 million gain on the sale of the Shakopee, Minnesota facility during the six months ended June 30, 2020.

International

The following table summarizes net sales, operating income (loss) from continuing operations, operating margin, certain items impacting comparability and equity in loss of unconsolidated entity within the International segment:

	Six Months Ended June 30,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$144.4	$136.1	$8.3	6.1%
Services	9.8	7.8	2.0	25.6%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	4.5	(0.4)	4.9	nm
Operating margin	2.9%	(0.3)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$1.7	$4.1	$(2.4)	(58.5)%
Equity in loss of unconsolidated entity	0.1	0.5	0.4	80.0%

Net Sales

Product sales for the International segment increased $8.3 million, or 6.1%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following; (1) a $4.2 million increase in pass-through paper sales; (2) $2.8 million in favorable foreign exchange impacts, primarily in Europe and Mexico; and (3) a $1.3 million increase in volume, primarily in Europe and Mexico.

Service sales for the International segment increased $2.0 million, or 25.6%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a increase in logistics sales in Europe.

Operating Income from Continuing Operations

Operating income from continuing operations for the International segment increased $4.9 million, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a $2.5 million increase in operating income from cost saving initiatives and increased print volume and a $2.4 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment decreased $2.4 million, or 58.5%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following:

	Six Months Ended June 30,
	2021	2020	$ Change
Employee termination charges	$0.4	$1.5	$(1.1)
Other restructuring charges	1.3	2.6	(1.3)
Total restructuring, impairment and transaction-related charges	$1.7	$4.1	$(2.4)

Equity in Loss of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company holds a 49% ownership interest in Plural Industria Gráfica Ltda., a commercial printer based in São Paulo, Brazil. The equity in loss of unconsolidated entity in the International segment was $0.1 million for the six months ended June 30, 2021, compared to $0.5 million for the six months ended June 30, 2020.

Unrestricted Subsidiaries

As of June 30, 2021, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Six Months Ended June 30,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$23.8	$22.0	$1.8	8.2%
Restructuring, impairment and transaction-related charges	0.9	0.9	—	—%

Operating Expenses

Corporate operating expenses increased $1.8 million, or 8.2%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a $1.1 million increase in employee-related costs and a $1.0 million increase in professional fees.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges were $0.9 million for both the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020	$ Change
Employee termination charges	$0.5	$0.2	$0.3
Transaction-related charges	0.4	0.7	(0.3)
Other restructuring charges	—	—	—
Total restructuring, impairment and transaction-related charges	$0.9	$0.9	$—

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $561.4 million as of June 30, 2021, which consisted of up to $463.1 million of unused capacity under its revolving credit arrangement, net of $36.9 million of issued letters of credit, and cash and cash equivalents of $98.3 million. Total liquidity is reduced to $416.0 million under the Company’s most restrictive debt covenants, and consists of $317.7 million available under its revolving credit arrangement and $98.3 million in cash and cash equivalents. There were no borrowings under the $500.0 million revolving credit facility during the three and six months ended June 30, 2021.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements.

Net Cash Provided by Operating Activities

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Net cash provided by operating activities increased $21.7 million, from $67.2 million for the six months ended June 30, 2020, to $88.9 million for the six months ended June 30, 2021. This increase was due to a $21.6 million increase in cash flows provided by changes in operating assets and liabilities and a $0.1 million increase in cash from earnings.
Net Cash Provided by Investing Activities

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Net cash provided by investing activities increased $39.8 million, from $6.1 million for the six months ended June 30, 2020, to $45.9 million for the six months ended June 30, 2021. The increase was primarily due to the following: (1) a $31.0 million increase in proceeds from the sale of property, plant, and equipment; (2)  a $10.8 million decrease in purchases of property, plant and equipment; and (3) a $1.8 million decrease in cash used in the acquisition of businesses. These increases were partially offset by: (1) a $2.0 million increase in cash used in other investing activities; (2) a $1.1 million decrease in proceeds from the sale of businesses; and (3) a $0.7 million increase in cost investment in unconsolidated entities.

Net Cash Used in Financing Activities

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Net cash used in financing activities increased $10.0 million, from $81.5 million for the six months ended June 30, 2020, to $91.5 million for the six months ended June 30, 2021. The increase was primarily due to (1) a $17.0 million increase in net payments of debt and lease obligations in 2021 as compared to 2020; (2) an $8.2 million increase in cash used in other financing activities; and (3) a $0.1 million increase in equity awards redeemed to pay employees’ tax obligations. These increases were partially offset by (1) an $8.1 million decrease in payments of cash dividends; (2) a $4.5 million decrease in changes in ownership of noncontrolling interests; and (3) a $2.7 million decrease in payments of debt issuance costs and financing fees.

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

Free Cash Flow for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was as follows:

	Six Months Ended June 30,
	2021	2020
	(dollars in millions)
Net cash provided by operating activities	$88.9	$67.2

Less: purchases of property, plant and equipment	(27.2)	(38.0)

Free Cash Flow (Non-GAAP)	$61.7	$29.2

Free Cash Flow increased $32.5 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a $21.7 million increase in net cash provided by operating activities and a $10.8 million decrease in capital expenditures. See the “Net Cash Provided by Operating Activities” section above for further explanations of the change in operating cash flows and the “Net Cash Provided by Investing Activities” section above for further explanations of the changes in purchases of property, plant and equipment. The above calculation of Free Cash Flow includes the cash flows related to the Book business for the six months ended June 30, 2020.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and finance lease obligations less cash and cash equivalents (Net Debt) divided by the trailing twelve months Adjusted EBITDA, comprised of the sum of the following: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) attributable to Quad common shareholders to EBITDA in the “Results of Operations” section above); (2) restructuring, impairment and transaction-related charges; (3) earnings (loss) from discontinued operations, net of tax; (4) net pension income; (5) gain from sale and leaseback; (6) (gain) loss on debt extinguishment; (7) equity in (earnings) loss of unconsolidated entity; (8) Adjusted EBITDA for unconsolidated equity method investments (calculated in a consistent manner with the calculation for Quad); and (9) net earnings (loss) attributable to noncontrolling interests.

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

The Debt Leverage Ratio calculated below differs from the Total Leverage Ratio, the Total Net Leverage Ratio and the Senior Secured Leverage Ratio included in the Company’s debt covenant calculations (see Note 11, “Debt,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for further information on debt covenants). The Total Leverage Ratio included in the Company’s debt covenants includes interest rate swap liabilities, letters of credit and surety bonds as debt, excludes non-cash stock-based compensation expense from EBITDA and includes net earnings (loss) attributable to noncontrolling interests in EBITDA. The Total Net Leverage Ratio includes and excludes the same adjustments as the Total Leverage Ratio, in addition to netting domestic unrestricted cash with debt. Similarly, the Senior Secured Leverage Ratio includes and excludes the same adjustments as the Total Leverage Ratio, in addition to the exclusion of the outstanding balance of the Senior Unsecured Notes and surety bonds from debt and netting domestic unrestricted cash with debt.

The Debt Leverage Ratio at June 30, 2021, and December 31, 2020, was as follows:

	June 30, 2021		December 31, 2020
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$851.1		$928.2
Less: Cash and cash equivalents	98.3		55.2
Net Debt (non-GAAP)	$752.8		$873.0

Divided by: Adjusted EBITDA (Non-GAAP)	$250.6		$260.4

Debt Leverage Ratio—Debt (Non-GAAP)	3.00	x	3.35	x

The calculation of Adjusted EBITDA for the trailing twelve months ended June 30, 2021, and December 31, 2020, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Six Months Ended
	December 31, 2020 (1)	June 30, 2021	June 30, 2020	June 30, 2021
Net earnings (loss) attributable to Quad common shareholders	$(128.3)	$44.6	$(35.9)	$(47.8)
Interest expense	68.8	30.1	34.3	64.6
Income tax expense (benefit)	0.3	1.8	(5.5)	7.6
Depreciation and amortization	181.6	80.6	94.1	168.1
EBITDA (Non-GAAP)	$122.4	$157.1	$87.0	$192.5
Restructuring, impairment and transaction-related charges	124.1	(10.8)	39.2	74.1
Loss from discontinued operations, net of tax	21.9	—	12.5	9.4
Net pension income	(10.5)	(7.6)	(5.3)	(12.8)
Gain from sale and leaseback	—	(13.7)	—	(13.7)
Loss on debt extinguishment	1.8	—	1.8	—
Other (2)	0.7	0.5	0.1	1.1
Adjusted EBITDA (Non-GAAP)	$260.4	$125.5	$135.3	$250.6
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

The Debt Leverage Ratio at June 30, 2021, decreased 0.35x, compared to December 31, 2020, primarily due to a $120.2 million decrease in Net Debt, partially offset by a $9.8 million reduction in trailing twelve months Adjusted EBITDA. The Debt Leverage Ratio at June 30, 2021, is above management’s desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company expects to operate above the Debt Leverage Ratio target range due to the impacts from the COVID-19 pandemic. The Company will also operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Debt Obligations

As of June 30, 2021, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility (none outstanding as of June 30, 2021); and

◦Term Loan A ($585.4 million outstanding as of June 30, 2021);

•Senior Unsecured Notes ($238.7 million outstanding as of June 30, 2021); and

•Master Note and Security Agreement ($8.7 million outstanding as of June 30, 2021).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements, as amended to date). Among these covenants, the Company was required to maintain the following as of June 30, 2021:

•Maximum Total Net Leverage Ratio. On a rolling twelve-month basis, the Maximum Total Net Leverage Ratio, defined as consolidated total indebtedness, net of no more than $75.0 million of unrestricted cash, to consolidated EBITDA, shall not exceed (i) 4.50 to 1.00 for the quarter ended March 31, 2021, (ii) 4.25 to 1.00 for the quarter ended June 30, 2021, and (iii) 4.125 to 1.00 for the quarter ending September 30, 2021 (for the twelve months ended June 30, 2021, the Company’s Maximum Total Net Leverage Ratio was 3.03 to 1.00). After the Covenant Relief Period, the Company will be required to comply with the Total Leverage Ratio covenant, defined as consolidated total indebtedness to consolidated EBITDA which shall not exceed 3.75 to 1.00.

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling twelve-month basis, the Senior Secured Leverage Ratio, defined as consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2021, the Company’s Senior Secured Leverage Ratio was 2.04 to 1.00).

◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended June 30, 2021, the Company’s Interest Coverage Ratio was 4.97 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of June 30, 2021. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. The following limitations utilize a Total Net Leverage Ratio calculation, which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA (for the twelve months ended June 30, 2021, the Company’s Total Net Leverage Ratio was 2.97 to 1.00).

•If the Company’s Total Net Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of annual dividend payments, capital stock repurchases and certain other payments. If the Total Net Leverage Ratio is less than 2.75 to 1.00, there are no such restrictions, provided, however, that no such restricted payments shall be made during the Covenant Relief Period. As the Company’s Total Net Leverage Ratio as of June 30, 2021, was 2.97 to 1.00, and we are in the Covenant Relief Period, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 2.04 to 1.00 and Total Net Leverage Ratio was 2.97 to 1.00, as of June 30, 2021.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Quarterly Report on Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2021, the Company’s contractual obligations and off-balance sheet arrangements have not changed materially from that listed in the “Contractual Obligations and Other Commitments” table and related notes to the table listed in the Company’s Annual Report on Form 10-K filed on February 24, 2021.

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

	Six Months Ended	Year Ended
Statement of Operations Financial Information	June 30, 2021	December 31, 2020
Net sales	$1,265.3	$2,660.6
Cost of sales	1,005.8	2,114.4
Gross Profit	259.5	546.2

Net earnings (loss) from continuing operations	39.6	(106.5)
Loss from discontinued operations, net of tax	—	(21.9)
Net earnings (loss)	39.6	(128.4)
Less: net loss attributable to noncontrolling interests	—	(0.2)
Net earnings (loss) attributable to Quad common shareholders	$39.6	$(128.2)

Balance Sheet Financial Information	June 30, 2021	December 31, 2020
Total current assets	$539.1	$580.0
Total long-term assets	1,477.6	1,555.5
Total current liabilities	757.0	598.1
Total long-term liabilities	814.1	1,143.3
Noncontrolling interests	—	0.7

Included in long-term assets in the table above are $11.7 million and $11.6 million of current intercompany loan receivables due to Quad from the Non-Guarantor Subsidiaries as of June 30, 2021, and December 31, 2020, respectively. Also included in long-term assets are $428.9 million and $428.8 million of intercompany investments by Quad and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries. Included in current liabilities are $7.1 million and $2.9 million of current intercompany payables due to the Non-Guarantor Subsidiaries from Quad and the Guarantor Subsidiaries as of June 30, 2021, and December 31, 2020, respectively.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at June 30, 2021, was primarily comprised of $585.4 million outstanding on the Term Loan A. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into a $250.0 million interest rate swap in February 2017 and a $130.0 million interest rate swap in March 2019, and has classified $380.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $380.0 million interest rate swap of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $212.4 million at a current weighted average interest rate of 3.2% and fixed rate debt and finance leases outstanding of $638.7 million at a current weighted average interest rate of 5.5% as of June 30, 2021. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. A hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at June 30, 2021, by approximately $1 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company’s condensed consolidated balance sheets. As of June 30, 2021, the Company’s foreign subsidiaries (excluding Argentina due to the economy’s status as highly inflationary) had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $35.7 million. The potential decrease in net current assets as of June 30, 2021, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $3.6 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

The Company has considered the economy in Argentina to be highly inflationary, effective June 30, 2018. In accordance with ASC 830 — Foreign Currency Matters, a highly inflationary economy is one that has experienced cumulative inflation of approximately 100 percent or more over a three-year period. An entity is required to apply the revised accounting guidance in the reporting period following when the economy was deemed to be highly inflationary. As a result of this classification, the functional currency of the Company’s Argentina Subsidiaries was changed from the local currency to the United States Dollar, beginning July 1, 2018, and impacts from the change in the value of the local currency for monetary assets and liabilities is now reflected in the condensed consolidated statements of operations. The total impact from foreign currency losses was $0.6 million and $0.9 million during the three and six months ended June 30, 2021, respectively. The Company’s operations in Argentina represented less than 1.0% of total consolidated assets as of June 30, 2021, and less than 1.0% of total consolidated net sales for the three and six months ended June 30, 2021.

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $31.1 million as of June 30, 2021, and $33.8 million as of December 31, 2020.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three and six months ended June 30, 2021, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions, including the impacts from the COVID-19 pandemic, could result in significant future charges. The Company is continuing to actively monitor the situation and related risks around the COVID-19 pandemic.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. The Company is currently prohibited from repurchasing capital stock through the Covenant Relief Period, in accordance with the fourth amendment to the April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020 (see Note 11. “Debt,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for more details on the amendment and timing of the Covenant Relief Period). There were no shares repurchased during the three months ended June 30, 2021. As of June 30, 2021, there were $100.0 million of authorized repurchases remaining under the program.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(22)	Guarantor Subsidiaries of Quad/Graphics, Inc.’s Senior Unsecured Notes.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	August 4, 2021	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2021	By:	/s/ David J. Honan
David J. Honan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)