Form 10-K
period 2021-12-31
Quad/Graphics, Inc.
filed 2022-02-23
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the class A common stock (based on the closing price of $4.15 per share on the New York Stock Exchange) on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $146,450,960. The registrant’s class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of January 31, 2022
Class A Common Stock	42,416,771
Class B Common Stock	13,556,858
Class C Common Stock	—
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

[This page has been left blank intentionally.]

QUAD/GRAPHICS, INC.
FORM 10-K INDEX
For the Year Ended December 31, 2021

i

[This page has been left blank intentionally.]

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

•The negative impacts the COVID-19 pandemic has had and will continue to have on the Company’s business, financial condition, cash flows, results of operations and supply chain, including rising inflationary cost pressures on raw materials, distribution and labor, and future uncertain impacts;

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

•The impact of a data-breach of sensitive information, ransomware attack or other cyber incident on the Company;

•The impact negative publicity could have on our business;

•The impact of changing future economic conditions;

•The failure of clients to perform under contracts or to renew contracts with clients on favorable terms or at all;

•The fragility and decline in overall distribution channels;

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

•Significant investments may be needed to maintain the Company’s platforms, processes, systems, client and product technology and marketing and to remain technologically and economically competitive;

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

PART I

Item 1.    Business

Overview

As a worldwide marketing solutions partner, Quad leverages its more than 50-year heritage of platform excellence, innovation, strong culture and social purpose to create a better way for its clients, employees and communities. The Company’s integrated marketing platform removes friction throughout the marketing process thereby helping brands and marketers reduce complexity, increase efficiency and enhance marketing spend effectiveness. Quad provides its clients with a complete through-the-line marketing offering, providing unmatched scale for on-site services and expanded subject expertise in marketing strategy, creative solutions, media deployment and marketing management services. With a client-centric approach that drives the Company to continuously hone and evolve its offering, combined with leading-edge technology, advanced data and analytics and single-source simplicity, the Company has the resources and knowledge to help a wide variety of clients target, more deeply engage and grow audiences in multiple verticals, including those in established and emerging industries, such as retail, publishing, consumer technology, consumer packaged goods, financial services, insurance, healthcare and direct-to-consumer.

Quad was founded in Pewaukee, Wisconsin, as a Wisconsin corporation, in 1971 by the late Harry V. Quadracci. As of January 31, 2022, the Quadracci family, through the Quad/Graphics, Inc. Amended and Restated Voting Trust Agreement (“Quad Voting Trust”), has voting control of approximately 71%, which the Company believes provides it with continued stability and flexibility as Quad works to achieve its long-term strategic vision. As of December 31, 2021, the Company had approximately 15,100 full-time equivalent employees in North America (including Mexico and the Dominican Republic), South America, Europe and Asia, and served a diverse base of approximately 4,600 clients. Quad locations span 14 countries, including 45 manufacturing and distribution facilities and more than 90 client-based on-site locations, with additional investments in printing operations in India.

During Quad’s first 40 years, the Company grew rapidly through greenfield growth, built a premier manufacturing and distribution platform equipped with the latest technology, established its reputation as one of the printing industry’s foremost innovators and created a strong Company culture based on enduring values and commitment to social purpose that remains in place today.

Beginning in 2010, Quad strategically expanded its offerings to create enhanced value for its clients. Quad saw an opportunity to participate in industry consolidation in response to economic and industry pressures following the great recession of 2008 and 2009 that severely impacted print volumes and accelerated the impact of media disruption. Through a series of disciplined consolidating acquisitions that included World Color Press, Inc., Vertis Holdings Inc. and Brown Printing Company, the Company added experienced talent and enhanced and expanded its print-based product and service offerings while removing inefficient and underutilized capacity by transitioning work to more efficient facilities, and reducing costs. This period of consolidation created a disciplined cost reduction philosophy and advanced investment in the highly automated and efficient manufacturing and distribution capabilities the Company operates today.

Beginning in 2014, Quad focused on strategic investments in marketing services, talent and technology to accelerate its transformation as a marketing solutions partner. During this transformation period, known as Quad 3.0, Quad made several growth acquisitions including a premier marketing services provider specializing in customized marketing and business process outsourcing with unmatched scale for on-site marketing services; a top five independent creative agency offering world-class capabilities in strategy, including media buying and analytics, creative and account management, and packaging design and premedia services; and a leading performance marketing agency specializing in media, analytics and customer experience in digital channels. In addition, the Company hired business professionals with client-side marketing experience and consulting expertise to strategically expand its integrated marketing offering, enter new market verticals, and change product-centric conversations with clients to a solutions-based approach. To reflect its transformation to a marketing solutions partner with a strong foundation in print, the Company evolved its brand from Quad/Graphics to Quad in 2019.

Today, Quad provides brands and marketers with a more efficient and effective way to go to market and reach consumers. Through its integrated marketing platform, the Company creates greater value for clients by removing friction in the marketing process and speeding the overall marketing journey by delivering all the elements of a successful campaign under one roof. For Quad clients, this:

•Reduces the complexities of working with multiple agency partners and vendors.
•Increases process efficiencies through workflow re-engineering, content production and process optimization.
•Enhances marketing spend effectiveness through integrated solutions that help clients target, more deeply engage and grow audiences; plan and measure marketing; strategize, create and activate big ideas; produce content at scale; and connect with consumers in the most appropriate channels and with the right amplitude for eliciting maximum response.

As a good corporate citizen, Quad also creates societal value through a strong commitment to proactively addressing environmental, social and governance matters. This dedication to driving positive, sustainable change in its business and in the world aligns with Quad’s long-standing commitment to create a better way – a hallmark of the Company’s culture.

In 2021, the Company delivered strong financial results while navigating the COVID-19 pandemic, paper and supply chain disruptions, inflationary cost pressures and labor shortages. Despite these challenges, Quad worked thoughtfully and diligently to mitigate these impacts on the business and proactively manage client expectations. Quad continued to grow print segment share because of its dependable performance, operational and financial stability, and ongoing investments in its platform. It also continued to expand its marketing solutions with new and existing accounts, providing clients with the simplicity, efficiency and effectiveness of an integrated approach. Further, Quad shared how it is creating a better way to drive positive change in its business and the world through a comprehensive environmental, social and governance report featuring commitments in key areas integral to its business strategy as a marketing solutions partner. Quad believes it will be able to maintain its leading competitive position through its consistent business strategy, dedicated and passionate employees, and integrated marketing platform, providing stability and innovative solutions for clients into the future.

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

Industry and Competition

According to an October 2021 Dun & Bradstreet First Research report, the U.S. advertising and marketing services industry is forecast to grow at an annual compounded rate of 4% between 2021 and 2026, as compared to portions of the printing industry which are in secular decline. The secular decline of the printing industry has accelerated due to the COVID-19 pandemic and the further migration of advertising dollars from print to digital channels. These industry dynamics support Quad’s transformation as a marketing solutions partner.

The advertising and marketing services industry is highly fragmented. According to the October 2021 Dun & Bradstreet First Research report, the top 50 companies in the U.S. advertising and marketing services industry generate approximately 40% of industry revenue. Services in this industry include advertising for print, broadcast and online media (about 43% of industry sales); public relations (12%); and direct marketing (10%). Other services include display advertising, media buying (reselling advertising time or space), and media representation (selling advertising time or space on behalf of media outlet owners). The U.S. advertising and marketing services industry includes about 38,000 establishments (single-location companies and units of multi-location companies), with combined annual revenue of about $110 billion.

The commercial print industry is also highly fragmented. According to the October 2021 Printing in the U.S. IBISWorld industry report, the United States commercial printing industry, in the aggregate, generates an estimated $78 billion in annual revenue, employs approximately 350,000 people and is comprised of over 45,000 companies. The report also states that no printing company accounts for more than 5% of total commercial print industry annual revenue in the United States.

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

Competition in both the advertising and marketing services and print industries is affected by real gross domestic product growth, as economic activity and advertising spending are key drivers of consumer demand. In times of economic prosperity, advertisers may increase spending to build brand awareness and to drive sales. Conversely, in times of global economic uncertainty and budget pressures, advertisers may reduce spending or shift their spending to other forms of media, as demonstrated during the COVID-19 pandemic. For print specifically, magazine publishers that face diminished advertising pages reduce total page counts and frequency; catalog marketers reduce page counts, circulation or frequency of print campaigns; retailers curb investments in store inventory and cut back on retail insert newspaper circulation and advertising; and other advertisers reduce their direct mail volume. It is possible that these customers instead decide to move advertising spend to digital alternatives.

Marketing services providers face pressure to satisfy major clients’ needs, as the win or loss of a major client account can impact revenue significantly. Another challenge facing marketing service providers relates to public concern and general annoyance with advertising methods. For example, data collection of personal information for marketing purposes is an issue under scrutiny from federal and state legislation, and marketing service providers are facing future restrictions on certain types of data they collect. In Europe, the European Union enforces data protection through the General Data Protection Regulations.

The Company faces competition in the advertising and marketing services industry based on access to a skilled workforce, pricing, adapting quickly to new technology, creating unique and effective campaigns and offering superior customer service. Across Quad’s range of printed products, competition is based on total price of printing, materials and distribution; availability of materials; quality; distribution capabilities; customer service; access to a highly skilled workforce; availability of labor; availability to schedule work on appropriate equipment; on-time production and delivery; and state-of-the-art technology to meet a client’s business objectives, including the ability to adopt new technology quickly.

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

Seasonality

Quad is subject to seasonality in its quarterly results as net sales and operating income are higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased retail inserts and catalogs primarily due to back-to-school and holiday-related advertising and promotions. The Company expects this seasonality impact to continue in future years. Due to the continued uncertainty surrounding the continuing COVID-19 pandemic and supply chain shortages, the Company anticipates this seasonality may be further impacted in future periods, as the Company is heavily dependent on consumer demand.

Strategic Priorities

Quad’s overarching business strategy and singular vision as a marketing solutions partner is achieved through the execution of the following five consistent strategic priorities:

Walk in the Shoes of Clients

The Company encourages all employees, regardless of job title, to walk in the shoes of clients by putting a priority on listening to clients’ needs and challenges, doing what they can to make it easy to work with Quad, and making the client experience enjoyable and inclusive at every touchpoint. With a focus on solving problems and removing friction wherever a client experiences it in the marketing process, Quad seeks to become an invaluable strategic marketing partner for its clients, helping them successfully navigate today’s constantly evolving media landscape through innovative data-driven solutions, produced and deployed efficiently across multiple media channels. A key component of Quad’s client-facing strategy is to strengthen relationships at higher levels within a client’s organization so the Company can better understand, anticipate and satisfy the organization’s requirements, including their diversity, equity and inclusion goals, and broader environmental, social and governance objectives. The Company also believes its proactive thought leadership in the key issues facing its clients, including data-driven marketing, mar-tech and postal reform, will foster loyalty to the Quad brand.

Grow the Business Profitably

This strategic priority centers on Quad’s ability to defend against significant media disruption, deploy balanced use of capital, including disciplined and compelling investments, and grow the business as a marketing solutions partner. Key components of this priority are:

•Acquire new and expand existing account relationships by introducing clients to the Company’s complete through-the-line marketing offering – from strategy and creative through production, execution and analytics – that helps them market more efficiently and effectively. To this end, Quad is focused on ensuring it has the right talent in the right positions to facilitate strategic marketing conversations and tailored solutions based on a better understanding of their needs.

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

•Make disciplined and compelling investments that take many different forms. The Company intends to continue to pursue growth investments that help expand and strengthen its integrated marketing platform. In addition, the Company intends to continue making long-term investments in its talent, such as hiring business professionals with client-side marketing experience and consulting expertise to enhance its position as a marketing solutions partner, as well as investments to attract new employees and increase existing employee engagement, retention and productivity.

Bolster Platform Strength

The Company operates what it believes to be a superior and unparalleled integrated marketing platform, which it has consciously built to remove friction in the marketing process and speed the overall marketing journey through reduced complexity, increased efficiencies and enhanced marketing spend effectiveness across channels. Through this unique platform, the Company offers a complete through-the-line marketing offering featuring agency, consulting and implementation solutions encompassing marketing strategy, including consumer insights and data analytics; creative solutions for producing quality content at scale; and media deployment and optimization for all channels, including print, broadcast, digital, in-store, out-of-home and packaging supported by 24/7 global production, including industry-leading print manufacturing and mail-distribution capabilities. Quad uses a disciplined return on capital framework to make regular, strategic investments in this platform, resulting in what it believes is the most integrated, automated, efficient, innovative and modern marketing platform of its kind. The Company’s long-standing, disciplined culture of holistic Continuous Improvement and commitment to Lean Enterprise methodologies, along with ongoing, strategic investments in talent, technology, products and services to accelerate its position as a marketing solutions partner.

To strengthen its offering, the Company continually seeks to enhance its product portfolio, especially in the direct marketing, in-store and packaging spaces, with innovations that support clients’ ability to stand out in a consumer’s mailbox or front doorstep, or on the store shelf. These innovations include proprietary solutions unavailable anywhere else in the marketing, communications or printing industries.

Additionally, Quad has chosen to strategically divest of those businesses that cannot be easily leveraged as part of its greater integrated marketing platform, such as the QuadExpress third-party logistics business Quad sold in 2021. Through these types of optimization efforts, Quad maintains a superior, unparalleled platform that delivers value to clients and, ultimately, their customers.

Empower Employees

Quad’s strategic priority to empower employees throughout their career journey builds on the key aspects of the Company’s distinct corporate culture, which the Company views as a competitive advantage. These aspects include the Company’s enduring values, which are centered on trust, innovation, growth, believing in people and doing the right thing. The Company understands that its employees perform better at work when they can simply be themselves – confident in their abilities, comfortable sharing their ideas, opinions and beliefs, and able to bring their truest and best selves to the workplace – all of which leads to a more inclusive environment and better engagement, decision-making and business outcomes. The Company embraces forward-thinking workplace practices, such as flexible work models for the long-term future of work; implements innovative talent acquisition strategies to meet its labor and business needs; and provides training and reward programs to engage, develop and retain its employees. Employees are encouraged to take advantage of the Company’s continuous growth environment, which not only teaches critical on-the-job and leadership skills, but also helps them respond to rapid change, cultivate effective networks, and create high-quality relationships necessary for personal, professional and company growth. The Company believes its approach to continuous growth for each employee is advantageously distinct from other employers. With the Company’s encouragement to do things differently, to be something greater and to create a better way, employees are more fully engaged in their day-to-day activities, producing better results for clients and advancing the Company’s strategic priorities. Additionally, the Company engages employees and fosters corporate pride by supporting community activities, initiatives and organizations that improve the quality of life near Quad’s operations.

Enhance Financial Strength and Create Shareholder Value

Quad follows a disciplined approach to maintaining and enhancing financial strength to create shareholder value, which is essential given ongoing media disruption, including printing industry challenges. This strategy is centered on the Company’s ability to drive profitable growth, and maximize net earnings, Free Cash Flow and operating margins; maintain consistent financial policies to ensure a strong balance sheet, liquidity level and access to capital; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. The priorities for capital allocation and deployment are balanced according to prevailing circumstances and what the Company thinks is best for shareholder value creation at any particular point in time. Those priorities currently include: deleveraging the Company’s balance sheet through debt and pension liability reductions; making compelling investments that drive profitable organic growth and productivity in the Company’s print manufacturing and distribution operations, as well as expansion into higher-growth marketing services; and paying dividends and stock buybacks over the long term.

To provide ongoing improvement in manufacturing productivity and, ultimately, maximize operating margins, the Company applies holistic Continuous Improvement and Lean Enterprise methodologies to simplify and streamline processes. These same methodologies are applied to its selling, general and administrative functions to create a truly Lean Enterprise. The Company continually works to lower its cost structure by consolidating its manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be the high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt and pension liability reduction. The Company’s disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk, with the nearest significant debt maturity of $211.5 million occurring in May 2022 and of which the Company is well-positioned to address at or before maturity due to its liquidity. The Company had total liquidity of $576.6 million as of December 31, 2021, which consisted of up to $396.7 million of unused capacity under its revolving credit arrangement, which was net of $35.8 million of issued letters of credit, and cash and cash equivalents of $179.9 million. In addition, the Company completed the amendment of its $1 billion bank debt agreement, extending the maturity to November 2026. Quad is proud of its strong and trusted banking relationships, which provide the Company with increased financial flexibility to continue to pay down debt and to make strategic investments to accelerate its position as a marketing solutions partner.

Competitive Advantages

Quad’s strategic priorities are powered by three key competitive advantages that the Company believes distinguish it from its competitors: a commitment to integrated marketing platform excellence, a commitment to ongoing innovation, and a commitment to its culture and social purpose.

Commitment to Integrated Marketing Platform Excellence

Through a 24/7 “always on” global platform featuring strategic consulting, creative talent, and production and implementation resources across North America, South America, Europe and Asia, Quad provides a better way to solve clients’ marketing and process challenges. The Company’s data-driven integrated marketing platform enables clients to strategically plan, produce, deploy, manage and measure their content across multiple media channels – rapidly, at scale and without handoffs that compromise quality, consistency and timeliness. Through this platform, Quad gives brands and marketers a more efficient, effective and frictionless way to go to market and reach consumers using its unmatched scale in client on-site services and expanded subject matter expertise in:

•Marketing Strategy, including customer insights and analytics, campaign planning and media services, to understand and connect with a target audience;

•Creative Solutions, including campaign development, photo and video production, adaptive design and cross-media production to produce quality content quickly and at scale;

•Media Deployment, including print, broadcast, all forms of digital, in-store, out-of-home and packaging, to reach multi-channel consumers while maximizing budgets; and

•Marketing Management Services, including dedicated marketing services teams, sourcing and procurement, and print and paper management, to remove friction in the process so clients can focus on other critical aspects of their business.

A key aspect of Quad’s integrated marketing platform is dedicated client on-site and near-site teams, including a network of photography and video production studios. These teams serve as a natural extension of a client’s internal marketing department, fulfilling traditional agency executional roles while also providing production efficiencies at scale for content creation, creative production and marketing execution. These teams also offer seamless access to the Company’s other integrated services and subject matter experts, removing friction in the marketing process. The Company believes this model increases process efficiencies and enables clients to focus on what they do best: sell more products, services and content. Quad has more than 500 professionals embedded at more than 90 on-site locations covering grocery, sporting goods, mass merchandisers and publishers.

Over its more than 50 year heritage, the Company also has led the industry in its printing and print distribution capabilities – the most capital intensive part of Quad’s integrated marketing platform, but also a key point of differentiation with traditional creative agencies and agency holding companies. Unlike traditional agencies or agency holding companies that develop creative and then outsource production, or traditional consulting firms that provide strategy and then outsource implementation, Quad provides all campaign elements for seamless, expedited execution. As far as printing, Quad continually invests in its equipment, automation and leading-edge technology to enhance print product features, including personalization, while maximizing labor productivity, increasing throughput and reducing labor costs. For example, through ongoing investments in digital press technology, the Company provides marketers and publishers a full range of options to produce and deliver more relevant content faster, in smaller print-run quantities, and more cost-effectively versus conventional web offset press technology. Recent investments in digital press technology also have enabled Quad to enter markets in which it previously was not as competitive. These ongoing investments, along with innovative front-end toolsets and data workflows, and industry-best, back-end logistics and postal optimization, have enabled Quad to better serve the needs of today’s leading marketers who prize direct access to consumers’ home mailboxes. Quad carries over this commitment to print media to other forms of media, including all forms of digital, broadcast, in-store and out-of-home.

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

•Reconfiguring and re-equipping manufacturing facilities for growth segments, such as direct mail, in-store and packaging. This includes recent investments in advanced digital sheetfed press technology that is new to the North America continent.

Postal rates are a significant component of many clients’ cost structures, and Quad believes that postal costs influence the number of pieces that its clients print and mail. Therefore, the Company has invested significantly in its mailing and distribution platform to mitigate increasing postage costs, and to help clients successfully navigate the ever-changing postal environment. One of Quad’s postal optimization programs is co-mailing, which involves the sorting and bundling of multiple printed products to be mailed to consumers in order to facilitate better integration with the United States Postal Service (“USPS”). In return, the USPS offers significant work-sharing discounts for this sorting, bundling and drop-shipping. Quad’s co-mail program is the largest in the print industry (based on information published or otherwise made available from competitors). Due to the continuously increasing costs of utilizing the USPS and to help control costs for its clients, Quad continues to expand its alternate delivery service for clients that altogether bypasses the USPS to deliver products to consumers’ doorsteps.

Commitment to Ongoing Innovation

At the forefront of innovation for more than 50 years, Quad believes its commitment to ongoing innovation drives its purpose to create a better way, which benefits all stakeholders.

Marketing Solutions

When it comes to marketing solutions, Quad takes a disciplined approach to (1) expand its existing product offerings; (2) develop and commercialize new products offerings; and (3) deliver integrated solutions that solve clients’ marketing and process challenges in the areas of Marketing Strategy, Creative Solutions, Media Deployment and Marketing Management.

The Company has hired talent with client-side marketing experience and consulting expertise to help advance conversations with clients to be more solutions-based. Quad’s Sales team is focused on understanding client pain points, and aims to expand relationships with higher-level executives responsible for corporate strategy, including Chief Executive Officers and Chief Marketing Officers, to create and implement solutions that incorporate a broad range of Quad’s products and services. Through these relationships, the Company is able to gain insights into additional client marketing needs, and then uses a disciplined process to develop and commercialize those solutions to expand and deepen Quad’s relationships. These solutions include media products, and innovative solutions for cost-effective mailing and distribution, as well as online and cloud-based solutions for effectively integrating multichannel campaigns.

Marketing Strategy: The Company has made recent investments in its data and analytics capabilities, including campaign planning and media services, to improve marketing execution and drive stronger results for clients and advertisers. The Company’s data-driven customer insights and analytics services not only help clients identify their optimal target audience based on behaviors and demographics, but also the best content and mix of channels to reach and engage that audience at the moment they are most receptive across all paid, owned and earned touchpoints. Proprietary and highly valuable household-level data and insights are derived from Quad’s unique data set, Profile Collective – a database of in-home resident media and mobile engagements, including QR code scans, that only Quad can compile. This unique information is augmented with existing third-party data and clients’ first-party information to create an unparalleled audience and household targeting tool.

Accordingly, the Company is able to outline the ideas, places, spaces and experiences that can deliver a communications strategy for maximizing end-customer value and behavior change (i.e., response). As far as measurement, the Company can provide a unified view of campaign, channel and individual tactic performance. Complementing these services are advanced testing capabilities, including a proprietary online testing platform that allows clients to rapidly test print alternatives to identify precisely what combination of format, offer, messaging and imagery will be most successful. The Company has innovated media buying by providing in-house media services for all channels, creating a single point of accountability for streamlined planning, execution, measurement and testing of all marketing efforts while reducing cycle time, leading to more opportunities to iterate, adjust and optimize spend across all channels and segments.

Creative Solutions: With its premier marketing, advertising and creative talent, Quad creates world-class campaigns that attract attention and activate audiences, and then implements those campaigns using processes that save money and time to get in market faster. Technology plays a key role in Quad’s Creative Solutions which include content workflow solutions that simplify and optimize the creative process, from concept through production; content production services that enable clients to generate high-volume, high-quality content with a noncompetitive, complementary partner; creative services that seamlessly connect strategy, concept and design; and mar-tech solutions centered on solving client challenges in the areas of marketing operations, content accessibility, content production (including but not limited to copywriting, videography and photography), content workflows, asset management, content deployment and data optimization. Clients credit the Company’s creative solutions for providing a more integrated, channel agnostic, content-first approach.

Media Deployment: Unlike traditional creative agencies or agency holding companies, Quad has the ability to seamlessly activate through-the-line media – both online and offline – and create value by understanding how every touchpoint in a client’s marketing and media mix is performing at a particular moment in time and then guiding how to optimize that investment to provide the greatest return. The Company manages hundreds of millions of dollars of gross media billings annually on behalf of its clients. As the number of marketing channels expands, each with its own return-on-investment measurement, the Company continues to innovate mar-tech solutions that help marketers know where to allocate their marketing budget to achieve their business goals. For example, through Connex, its proprietary cross-channel media optimization platform, Quad helps digital marketers eliminate the noise of disparate data sets and helps marketers identify the specific value-driving actions they need to take in real time to drive revenue and grow their business.

Quad’s maintains its leadership in print by leveraging its expertise in every facet of print production and deployment. Quad’s own Smartools® proprietary enterprise resource planning system provides seamless, real-time information flow across print sales and estimating, production planning, scheduling, manufacturing, warehousing, logistics, invoicing, reporting and customer service. Quad also has applied robotic process automation to streamline data processing and report generation. Where appropriate, Quad also leverages artificial intelligence in areas such as labor management, scheduling and predictive machine maintenance.

Quad continues to make investments in the most advanced and efficient print manufacturing and distribution capabilities in the industry, averaging 2% of its annual net sales for capital expenditures over the past five years. These investments, which include automated guided vehicles, robotic palletizers and efficient digital and wide-web offset presses, have resulted in what the Company believes is the most advanced and efficient print manufacturing and distribution capabilities in the industry and have allowed the Company to reduce the amount invested in recent years without impacting its leading technological excellence. These investments also have enabled it to remain the print industry’s high-quality, low-cost producer.

Marketing Management: Quad leverages its deep expertise and expansive network to help clients manage their operations the way it runs its own – with diligence toward efficiency and cost-savings. Through this innovative approach, Quad removes friction in the process, offering clients its network of in-house experts and capabilities for marketing and production outsourcing; sourcing and procurement of goods and services; and print and paper management. As a result, clients can focus on other critical aspects of business while leveraging Quad’s expertise and purchasing power.

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

The Company created a health and wellness subsidiary, QuadMed, LLC (“QuadMed”) in 1990 to address its own employees’ needs for quality, cost-effective health care. Today, QuadMed provides worksite health care solutions nationally for approximately 60 employers of all sizes and across all industries, including private and public sector employers. These solutions include onsite, near-site and virtual health delivery of comprehensive primary and preventive care, condition management, wellness programs and coaching, physical therapy, behavioral health, pharmacy services, occupational health and more. During the COVID-19 pandemic, Quad, its employees and their dependents have benefited from guidance and best practices provided by QuadMed, which maintains relationships with leading health care organizations and research organizations across the country.

Commitment to Culture and Social Purpose

Quad believes its ability to create value is not limited to generating economic value, but also social and environmental value, and that the Company can do good in the world while doing well as a business. Quad’s long-standing focus on “creating a better way” – a hallmark of the Company’s culture for more than 50 years – has inspired creativity in how it addresses environmental, social and business challenges and contributed to good corporate citizenship. Further, the Company believes that its distinct corporate culture, which evolved from a core set of values conceived by the Company’s late founder Harry V. Quadracci, drives thoughtful decision-making, especially with regard to its disciplined approach to managing operations, innovating solutions for clients, and better positioning the Company to prevail in a dynamic marketplace.

In this Annual Report on Form 10-K, the Company reports on its commitment to culture and social purpose through achievements in environmental, social (Human Capital Management) and governance matters as outlined below.

Environmental

Quad believes that doing what is good for the environment is good for business, and seeks to operate in an environmentally responsible manner by challenging itself to find new and better ways to conduct business that better serves the environment and reflect the values of its clients and their customers. This approach focuses on conserving raw materials, minimizing waste, recycling and reusing products and materials, and reducing environmental impacts wherever possible across Quad’s integrated marketing platform. Examples of Quad’s commitment to environmental responsibility and sustainability include:

•Aligning the Company’s efforts and initiatives with environmentally focused United Nations Sustainable Development Goals (SDG) such as SDG 12: Responsible Consumption and Production and SDG 15: Life on Land.
•Partnering with federal, state and local regulatory agencies; educational institutions; industry trade groups; and non-profit organizations to share information, best-management practices, development of new tools and metrics, and innovative technology that lead to the reduction or elimination of environmental impacts.
•Benchmarking environmental performance to evaluate the effectiveness of current environmental management programs and to identify program areas that need improvement or need to be developed.
•Reclaiming materials and diverting them from the landfill through industrial and office recycling programs.
•Becoming a founding member of Forests in Focus, a sustainability verification tool that offers the first landscape-level assessment of U.S. timberlands, giving brands reliable data on sustainability risks that may be present in the forest where they source wood fiber, the raw material used to make paper and packaging.
•Maintaining chain-of-custody certifications for sourcing materials from responsibly managed forests (Forest Stewardship Council®, Sustainable Forest Initiative, and Program for the Endorsement of Forest Certification).
•Formulating its own brand of Envirotech™ inks that contain a high percentage of renewable resource (i.e., vegetable) content.
•Developing a co-mailing program - now believed to be the largest in the printing industry - that helps consolidate loads of mail and, thereby, reduce greenhouse gas emissions impact by putting fewer trucks on the road.
•Equipping the Company’s web offset presses with dryers that can collect volatile organic compounds and use them as a supplementary fuel source to natural gas.
•Becoming a founding partner of the U.S. Department of Energy’s Better Plants Program, a voluntary program to save energy and money, and reduce the Company’s environmental footprint.

•Being an active participant in the State of Wisconsin’s Focus on Energy program, an energy efficiency and renewable resource program through which the Company has implemented multiple energy-saving upgrades to its facilities and operations.
•Becoming ISO 50001 Ready through the U.S. Department of Energy in the Company’s Hartford and West Allis, Wis., facilities, recognizing that these plants have created sound energy policies, established objectives and built structured improvements to generate deep, sustained energy savings.
•Helping clients meet their sustainability goals through sourcing sustainable materials and reporting how the Company’s performance affects their carbon footprint.
•Putting the Company’s 300-acre plus “Camp Quad” recreational center into conservancy through non-profit Tall Pines Conservancy, ensuring the land will remain undeveloped and will always be managed as a private preserve for plant life and wildlife.
•Proactively managing water consumption through a combination of best practices, capital investments, efficient platform and efforts.
•Continually educating clients, employees and communities on environmental sustainability matters. These include providing access to internal experts for consultations; hosting symposiums and other educational events at which the clients, suppliers and employees learn about the latest challenges and trends in sustainability; and advancing community education initiatives through non-profits such as Pine View Wildlife Rehabilitation and Education Center in southeastern Wisconsin which creates awareness of sustainability’s importance in daily life.

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

Attracting, Developing and Retaining Highly Qualified Talent

Quad relies on highly qualified, skilled and knowledgeable talent to advance its strategic priorities and maintain its competitive advantage. Accordingly, the Company heavily invests in efforts to attract, develop and retain employees, and in tools, technologies, processes, training and education to increase engagement, productivity and efficiency.

As of December 31, 2021, the Company had approximately 15,100 full-time equivalent (“FTE”) employees in the following geographies:

Geographic Region	Number of FTE Employees
North America (Includes Mexico, Central America and the Caribbean)	12,700
Europe, Middle East and Africa	1,500
South America	800
Asia	100

The ways in which Quad attracts, develops and retains highly qualified talent include, among others, the following:

•Providing and maintaining a world-class culture and environment for health and safety. The Company strives for zero workplace injuries and illnesses through its Safety Accountability for All Employees (SAFE) policy which states that no department is considered properly managed – regardless of proficiency in other managerial areas – unless it maintains an acceptable level of safety performance. All employees, from entry-level through senior management, are held accountable for adhering to the Company’s safety policies. In 2020, the Company also implemented a Safe at Work program in response to the COVID-19 pandemic, which prioritizes the health and safety of employees through a variety of initiatives. (For additional information on this program, see “COVID-19” below).
•Creating jobs with competitive pay and innovative benefits that support families, strengthen communities and provide long-term career growth opportunities. The Company regularly evaluates its pay practices and structures, including implementing a new wage structure over the past few years for hourly manufacturing employees in its most competitive labor markets.
•Offering career development through a variety of programs, including Accelerated Career Training, which provides a fast-track for career advancement in manufacturing positions; People Leading People that focuses on best-in-class manager behaviors; Corporate Trainee Program, which develops skills and leadership abilities through a series of agency and corporate rotations; and hands-on, mentor-led manufacturing apprenticeship programs, including registered apprenticeships and youth apprenticeships.
•Listening to employees through annual engagement surveys and open forums at department and company-wide meetings to help better understand what employees like about working for the Company, what it can improve, and what could drive greater job satisfaction, and acting on that employee feedback.
•Fostering pride through employee recognition programs, including a new engagement and retention award for manufacturing locations that work to create an engaging workplace; employee and family events; and community outreach activities.
•Offering a new flexible work model (aka The Future of Work @ Quad) for office-based employees who have been working remotely during the pandemic that provides benefits to both employees and the business by emphasizing flexibility based on roles, technology requirements and responsibilities.

Compensation and Benefits

The Company invests in its workforce by offering market competitive compensation, regularly conducting total compensation benchmarking as part of its basic operations, as well as offering a comprehensive benefits package as part of its Total Rewards program. Features of this program include:

•Comprehensive medical, prescription, dental and vision coverage to employees, including access to 24/7 telemedicine and virtual care being piloted in certain regions.
•On-site and near-site primary and specialty healthcare, pharmacy, dental, vision and physical therapy services and fitness centers at several large-scale employee locations, owned and operated by the Company’s health and wellness subsidiary, QuadMed.
•Robust holistic wellness programming for physical, emotional, financial and social well-being through the company’s QLife Wellness Program.
•401(k) retirement savings program with annual discretionary Company match as well as retirement planning and financial wellness resources and webinars.
•Paid vacation time and holidays.
•Short- and long-term disability insurance, and employer-paid life insurance.

•On-site affordable childcare and summer camps for school-aged children at some of the Company’s largest manufacturing locations.

Diversity, Equity and Inclusion

Diversity, Equity and Inclusion (DEI) is part of Quad’s overall business strategy and a key driver behind specific business outcomes, including attracting and retaining talent, strengthening and protecting its brand reputation, increasing employee productivity, and competing in growth verticals. Quad’s DEI strategy is focused on (1) achieving a workforce that reflects the communities where employees live and work, as well as the clients who trust Quad with their business; (2) ensuring that procedures, processes and distribution of resources create equal opportunities and fair and just outcomes; and (3) creating a safe and open environment where all Quad employees can bring their truest and best selves to work every day, consistent with the Company’s long-standing values.

The Company is focused on the following areas to ensure it achieves its stated DEI goals:

•Launching a DEI task force to build and execute a more comprehensive and sustainable strategy that supports learning and development, intercultural awareness and growth, removes inhibitors to true inclusion in areas such as workforce policies and procedures, procurement and how the Company serves its clients, creates a consistent and common language throughout the organization to increase understanding, and establishes metric reporting.
•Strengthening Quad’s commitment to DEI through partnerships with nationally recognized DEI experts, consultants and researchers that include tailored learning and development programs for employees.
•Supporting employee-led Business Resource Groups (BRGs), which are designed to cultivate an open company culture for employees who share common interests and can easily and regularly connect to encourage the growth and development of each other. The Company currently has six BRGs supporting women, military veterans and their families, the LGBTQIA+ community, Black employees, Hispanic / Latinx employees and working parents.
•Investing in programs to support underserved communities, such as Milwaukee-based Running Rebels’ Pipeline2Promise workforce development program where Quad connects people to jobs, and provides the tools, training and transportation to set them up for success.
•Engaging employees in DEI-related topics through I am. We Are., an internal education and communication platform.
•Supporting the education and advancement of talent from underrepresented communities in the creative industry through scholarships at institutions committed to diversifying the talent pipeline and talent development programs, such as The Brandlab, a non-profit that introduces young people who are racially or ethnically diverse or from lower-income households to viable creative careers.
•Growing a more inclusive supplier base by developing mutually beneficial relationships with suppliers representing women-, minority-, LGBTQIA+, veteran- and disability-owned businesses.

Building Strong Communities

The Company continuously seeks to build strong relationships with the communities where employees live and work through volunteerism, outreach, philanthropy, pro bono and in-kind services, and charitable giving. Through its efforts, the Company has made a meaningful difference through support of:

•Important community pillars, such as firefighters, schools, libraries and military veterans groups;
•Organizations that help underserved communities, such as non-profits dedicated to improving educational or employment opportunities for individuals who are racially or ethnically diverse or from lower-income households; and

•Employees who are involved in local volunteer efforts and charitable events, from stocking food pantries to assembling care packages for military service members to participating in fundraisers and holiday toy and clothing drives.

Communication

The Company believes that timely, transparent communication with all employees is an important engagement tool, and uses a variety of channels to inform and educate employees about business operations and matters of personal importance (e.g., benefits). These channels include InsideQuad, the employee intranet; executive blogs and video logs (vlogs); executive town halls; department meetings; email; text messaging; in-plant electronic and print signage; and in-home mailings. Quad’s CEO hosts regular town halls for all employees, accessible online and also posts video and written messages.

Corporate Governance

Effective corporate governance has been a part of Quad since its founding and is informed by the Company’s values, especially Do the Right Thing, which strengthens partnerships, reduces risk and creates sustainable value for the long term. Key aspects of Quad’s approach to strong governance practices include:

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
•Retaining an experienced management team with a proven track record that is committed to preserving the Company’s values-based culture. The senior management team includes entrepreneurially minded leaders with a long tenure at Quad combined with strategic new hires or leaders from recent acquisitions, further supplemented by managers and employees committed to advancing the Company as a marketing solutions partner. The Company believes the experience and stability of senior management, paired with next-generation talent, will contribute to its long-term success.
•Sustaining a disciplined approach to managing operations and commitment to innovating solutions to drive growth for clients and the Company.
•Reducing risk to the business and to clients through a formal enterprise risk management program that is guided by a team that takes a strategic role in risk identification and response planning, and is managed by an executive risk steering committee with overall program responsibility.
•Maintaining a high standard for corporate compliance and ethical business practices to keep the business healthy and protect the Company and its stakeholders from risk. The Company’s values, especially Do the Right Thing, serve as the foundation for Quad’s ethical approach to decision-making and business practices. The Company’s Code of Conduct appears on the employee intranet and corporate website, and explicitly states that Quad is committed to a workplace where every employee, regardless of job title or position, is responsible for doing the right thing.
•Training all employees annually on a suite of ethics and compliance topics, including Code of Conduct, anti-harassment, conflict of interest, C-TPAT, data privacy, HIPAA, information security and physical security, acceptable use policy for technology assets, and, where relevant, fraud, waste and abuse training, and anti-bribery and anti-corruption training.
•Making it safe and easy for employees to report violations of the Code of Conduct through multiple channels, including a 24/7 Ethics and Compliance Hotline or web-based reporting tool with guidance in multiple languages.
•Continually updating and strengthening the Company’s information and data security program to address the fast-changing threat landscape and ensure oversight. The program includes ongoing employee education to ensure physical and digital workspaces remain secure, valuable data remains private, spot potential phishing and malware threats, and avoid risky behaviors.
•Creating a Supplier Code of Conduct to ensure suppliers, vendors, contractors, consultants, agents and other providers of goods and services follow the Company’s policies related to business integrity, ethical labor and human rights practices, associate health and safety, and environmental management. This Code also includes anti-corruption and anti-bribery policies.

COVID-19

Throughout the ongoing COVID-19 pandemic, Quad has prioritized protecting employees’ health and well-being while also protecting the financial health and long-term viability of the Company. The Company’s COVID-19 response is led by an internal Crisis Management Team consisting of leaders from Risk Management, Human Resources, Legal, Manufacturing, Agency Solutions and Communications, as well as medical professionals from QuadMed, the Company’s health and wellness subsidiary. The Company’s response is informed by guidance from the public health professionals, including the Centers for Disease Control and Prevention, local health authorities, and direction from federal and state governments, along with best practices and recommendations from QuadMed, which maintains relationships with leading health care organizations and research universities across the country.

Quad’s Safe at Work program, updated throughout the pandemic, provides for the health and safety of employees while we continue to meet the needs of clients. This program:

•Strongly encourages all employees and family members to get the COVID-19 vaccine and booster, making it as easy as possible to do so through the Company’s own QuadMed health clinics and on-site vaccination events. Quad also offered incentives and a competition between manufacturing facilities to achieve higher vaccination rates.
•Details policies and procedures for mask wearing, social distancing, good hygiene, daily disinfecting and more to protect against COVID-19.
•Features an internal Rapid Response Team of HR and other professionals to assess each potential COVID-19 case, perform contact tracing, and support and track employees through their return to work at the appropriate time.
•Includes a branded communication strategy built on transparent, frequent and consistent communication across multiple channels and regularly featuring QuadMed healthcare professionals.
•Equips any employee able to perform their duties remotely to work from home to prevent the spread of the virus, especially during times of high transmission rates.

Clients

Quad enjoys long-standing relationships with a diverse base of clients, which includes both national and regional corporations in North America, South America, Europe and Asia. The Company’s clients include industry-leading blue chip companies that operate in a wide range of industries and serve both businesses and consumers, including retailers, publishers and direct marketers. The Company’s relationships with its largest clients average over 17 years in duration.

In 2021, Quad served approximately 4,600 clients, and its ten largest clients accounted for approximately 16% of consolidated sales, with none representing more than 5% individually. The Company believes that its large and diverse client base, broad geographic coverage and extensive range of marketing capabilities are competitive strengths.

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

Approximately half of the paper used in the printing process is supplied directly by the Company’s clients. For those clients that do not directly supply their own paper, the Company makes use of its purchasing efficiencies to supply paper by negotiating with leading paper vendors, uses a wide variety of paper grades, weights and sizes, and does not rely on any one vendor. In addition, the Company generally includes price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate paper price risk, higher paper prices and tight paper supplies, as well as changes in the United States import or trade regulations, may have an impact on client demand for printed products. The Company’s working capital requirements, including the impact of seasonality, are partially mitigated through the direct purchasing of paper by its clients.

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

Strategic Investments

On June 15, 2020, the Company purchased units of equity in Rise Interactive Media & Analytics, LLC (“Rise”) from a previous holder in the form of a $15.9 million note payable paid in full on October 1, 2020, and $1.0 million cash paid on June 15, 2020. In addition, on June 15, 2020, Rise purchased and retired units of equity from previous holders of Rise for $5.4 million in cash. These transactions resulted in the Company’s ownership interest changing from 57% to 99%. On April 30, 2021, Rise purchased and retired units of equity from previous holders of Rise for $1.9 million in cash. This transaction resulted in the Company’s ownership interest changing from 99% to 100%. The Company began consolidating the results of Rise in the Company’s consolidated financial statements when its equity ownership increased to 57% on March 14, 2018. The portion of Rise’s operating results not owned by the Company of 43% through June 15, 2020 and of 1% from June 15, 2020 through April 30, 2021, was recorded as net earnings (loss) attributable to noncontrolling interests on the consolidated statement of operations. The portion of net assets not owned by the Company was recorded as noncontrolling interests as of the December 31, 2020 consolidated balance sheet.

For additional information related to the Company’s strategic investment activity, see Note 3, “Strategic Investments,” to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Information About Our Executive Officers

The following table sets forth the names, ages (as of January 31, 2022) and positions of Quad’s executive officers.

Name	Age	Position
J. Joel Quadracci	53	Chairman, President and Chief Executive Officer
Eric N. Ashworth	56	Executive Vice President of Product and Market Strategy, and President of Quad Agency Solutions
Julie A. Currie	59	Executive Vice President and Chief Revenue Officer
Joshua J. Golden	50	Chief Marketing Officer
David J. Honan	53	Executive Vice President and Chief Operating Officer
Jennifer J. Kent	50	Executive Vice President and Chief People & Legal Officer
Donald M. McKenna	49	Executive Vice President and Chief Administrative Officer
Anthony C. Staniak	49	Chief Financial Officer
Kelly A. Vanderboom	47	Executive Vice President, President of Logistics and Treasurer
Anne M. Bauer	57	Vice President and Chief Accounting Officer
Steven D. Jaeger	57	Vice President and Chief Information Officer

Mr. Quadracci has been a director of Quad since 2003, its President since January 2005, its President and Chief Executive Officer since July 2006 and its Chairman, President and Chief Executive Officer since January 2010. Mr. Quadracci joined Quad in 1991 and, prior to becoming President and Chief Executive Officer, served in various capacities, including Sales Manager, Regional Sales Strategy Director, Vice President of Print Sales, Senior Vice President of Sales and Administration, and President and Chief Operating Officer. He serves on the board of directors for Plexus Corp., Pixability, Inc., Road America, Inc., Children’s Hospital of Wisconsin, the National Association of Manufacturers, and the Metropolitan Milwaukee Association of Commerce. He also serves on the board of trustees for the Milwaukee Art Museum and on the advisory council of the Smithsonian National Postal Museum and is a member of the Greater Milwaukee Committee. Mr. Quadracci received a Bachelor of Arts in Philosophy from Skidmore College in 1991. Mr. Quadracci is the brother of Kathryn Quadracci Flores, M.D., a director of Quad, and the brother-in-law of Christopher B. Harned, a director of Quad. Quad believes that Mr. Quadracci’s experience in the printing industry and in leadership positions within Quad qualify him for service as a director of Quad.

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

Mr. Golden has served as Chief Marketing Officer since joining Quad in July 2021. Prior to joining Quad, Mr. Golden was the President & Publisher of Ad Age from 2016 to 2021. Prior thereto, Mr. Golden served as VP, Global Digital Marketing & Communications of Xerox from March 2015 to June 2016; as Chief Marketing Officer of Story Worldwide from September 2011 to March 2015; as Chief Digital Officer of Grey Worldwide from September 2010 to September 2011; as Managing Director, Digital of Euro RSCG Worldwide from December 2007 to September 2010; as Group Director of Digital Marketing of NBC Universal from January 2006 to December 2007; and as Integrated Account Director, AT&T and Xerox at Young & Rubicam from November 2000 to January 2006.

Mr. Honan has served as Executive Vice President and Chief Operating Officer since January 2022. He previously served as Executive Vice President and Chief Financial Officer from January 2015 to December 2021; Vice President and Chief Financial Officer from March 2014 to January 2015; Vice President and Chief Accounting Officer from July 2010 to March 2014; Vice President and Corporate Controller from December 2009 to July 2010; and Corporate Controller from when he joined Quad in May 2009 until December 2009. Currently, he serves on the Advisory board of FM Global. Prior to joining Quad, Mr. Honan served as Vice President, General Manager and Chief Financial Officer of Journal Community Publishing Group, a subsidiary of media conglomerate Journal Communications Inc., for five years. Before joining Journal Community Publishing Group, Mr. Honan worked in executive-level roles in investor relations and corporate development at Newell Rubbermaid, a global marketer of consumer and commercial products. Prior thereto, Mr. Honan worked at the accounting firm Arthur Andersen LLP for 11 years.

Ms. Kent has served as Executive Vice President and Chief People & Legal Officer since January 2022 and has served in this role since June 2015 under its previous title of Executive Vice President of Administration and General Counsel. She previously served as Vice President and General Counsel from December 2013 to June 2015, and as Quad’s Assistant General Counsel from when she joined Quad in August 2010 until December 2013. Ms. Kent serves on the board of directors of Mayville Engineering Company, Inc. (NYSE: MEC), a manufacturer of tooling, production fabrication, coating, assembly and aftermarket components, and Building Brave, a non-profit virtual community for professional women. Prior to joining Quad, Ms. Kent held various positions in the legal department at Harley-Davidson Motor Company from March 2003 to July 2010. Prior thereto, Ms. Kent served as an Assistant United States Attorney for the Eastern District of Wisconsin and practiced law at Foley & Lardner LLP, a Milwaukee-based law firm.

Mr. McKenna has served as Executive Vice President and Chief Administrative Officer of Quad since January 2022, and Senior Vice President of Sales Administration of Quad since August 2018. He previously served as Vice President of Sales Administration from June 2013 to August 2018, and Product Planning Manager from March 2010 to June 2013. Prior to joining Quad, Mr. McKenna worked at J.S. Eliezer Associates, a print consulting firm in Stamford, Conn., beginning in 1998 and was named President of the firm in 2004.

Mr. Staniak has served as Chief Financial Officer of Quad since January 2022. Previously, he served as Vice President of Finance from March 2017 until January 2022. Joining the company in 2009 as Director of External Reporting, Mr. Staniak was subsequently named Director of Internal Audit in 2011; Executive Director – Financial

Controller in 2013; Chief Accounting Officer in 2014; and Vice President and Chief Accounting Officer in 2015. Prior to joining Quad, Mr. Staniak was CFO of data consulting firm Sagence, Inc. He began his career at the accounting firm Arthur Andersen in 1995. Mr. Staniak is a member of the Wisconsin Institute of Certified Public Accountants and the Board of Directors for the Zoological Society of Milwaukee.

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

Ms. Bauer has served as Vice President since January 2022 and Chief Accounting Officer since March 2017. She previously served as Director - Corporate Controller of Quad from May 2016 until March 2017 and then as Executive Director and Chief Accounting Officer until January 2022. She joined Quad in September 2011, serving as Director of Corporate Accounting until May 2016. Prior to joining Quad, Ms. Bauer held various accounting positions at Journal Communications, Inc. during her 18 years there, including Vice President and Controller from June 2000 until September 2011.

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

Risks Relating to Quad’s Business, Operations and Industry

The Company may be adversely affected by increases in its operating costs, including the cost and availability of paper, ink components and other raw materials, labor-related costs, fuel and other energy costs and freight rates.

The primary raw materials that the Company uses in its print business are paper, ink and energy. The price of such raw materials has fluctuated over time and has caused fluctuations in the Company’s net sales and cost of sales. This volatility may continue and the Company may experience increases in the costs of its raw materials in the future as prices in the overall paper, ink and energy markets are expected to remain beyond its control. The price and availability of paper may also be adversely affected by paper mills’ permanent or temporary closures, and mills’ access to raw materials, conversion to produce other types of paper, and ability to transport paper produced. The price and availability of ink and ink components may be adversely affected by the availability of component raw materials, labor and transportation, all of which have been negatively impacted by the continuing COVID-19 pandemic.

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

Although historically the Company generally has not experienced significant difficulty in obtaining adequate quantities of paper, continued decline in suppliers, changes in United States import or trade regulations, or other developments in the overall paper markets (such as the continuing COVID-19 pandemic) could result in a decrease in the supply of paper and could adversely affect the Company’s revenues or profits. In addition, the Company may not be able to resell waste paper and other by-products or the prices received for their sale may decline substantially.

The Company is dependent upon the vendors within the Company’s supply chain to maintain a steady supply of inventory, parts and materials. Many of the Company’s products are dependent upon a limited number of vendors, and significant disruptions could adversely affect operations (including as a result of the continuing COVID-19 pandemic). Under current market conditions, and in light of the COVID-19 pandemic, it is possible that one or more of the Company’s vendors will be unable to fulfill their operating obligations due to financial hardships, liquidity issues or other reasons.

The Company generally cannot pass on to clients the impact of higher electric and natural gas energy prices on its manufacturing costs, and increases in energy prices result in higher manufacturing costs for certain of its operations.

Labor represents a significant component of the cost structure of the Company. Increases in wages, salaries and the cost of medical, dental, pension and other post-retirement benefits, including increases from the continuing COVID-19 pandemic, may impact the Company’s financial performance. Changes in interest rates, investment returns or the regulatory environment may impact the amounts the Company will be required to contribute to the pension plans that it sponsors and may affect the solvency of these pension plans. The Company may be unable to achieve labor productivity targets, to retain employees or labor may not be adequately available in locations in which the Company operates, which could negatively impact the Company’s financial performance.

Freight rates and fuel costs also represent a significant component of the Company’s cost structure and the COVID-19 pandemic has resulted in upward price pressure on freight, as the number of available drivers have been reduced. In general, the Company has been able to pass along increases in the cost of freight and fuel to many of its clients. If the Company is not able to pass along a substantial portion of increases in freight rates or in the price of fuel, future increases in these items would adversely impact the Company’s margin and profits. If the Company passes along increases in the cost of freight and fuel and the price of the Company’s products and services increases as a result, client demand could be adversely affected, and thereby, negatively impact the Company’s financial performance.

Decreasing demand for printing services caused by factors outside of the Company’s control, including the substitution of printed products with digital content, the continuing COVID-19 pandemic and prior recessions, as well as significant downward pricing pressure, may continue to adversely affect the Company.

The Company and the overall printing industry continues to experience a reduction in demand for printed materials and overcapacity due to various factors including the sustained and increasing shift of digital substitution by marketers and advertisers (to both replace and augment campaigns that were historically focused on print), as well as the continuing COVID-19 pandemic and prior recessions (which have severely impacted print volumes and further accelerated the impact of media disruption). The impacts of overcapacity, as well as intense competition, have led to the Company experiencing significant downward pricing pressures for printing services in recent years and such pricing may continue to decline from current levels. Any future increases in the supply of printing services or decreases in demand could cause prices to continue to decline, and prolonged periods of low prices, weak demand and/or excess supply could have a material adverse effect on the Company’s business growth, results of operations and liquidity.

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

The COVID-19 pandemic resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures, some of which are continuing or being re-implemented in light of new variants of the virus, have impacted and may further impact the Company’s workforce and operations, the operations of its clients, and those of its suppliers. Quad has significant operations in the United States and printing operations or investments in printing operations in England, France, Germany, Poland, Argentina, Colombia, Mexico, Peru, Brazil and India, and each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of the Company’s printing facilities and support operations. There is still uncertainty regarding the full impact and duration of such measures and potential future measures, and restrictions on the Company’s access to its facilities or on its support operations or workforce, or similar limitations for Quad’s suppliers.

The COVID-19 pandemic has weakened demand for the Company’s products and services, which has resulted in a decline in sales, and it remains uncertain what impact this weakened demand will have on future sales once conditions continue to further improve. The pandemic has also disrupted the Company’s supply chain and resulted in rising inflationary cost pressures within the Company’s raw materials, distribution and labor.

The COVID-19 pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations, supply chain and raw materials availability, although the full extent is still uncertain. As the pandemic continues to evolve and new variants continue to emerge, the extent of the impact on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including, but not limited to, the continued duration of the pandemic, government actions to contain the virus and/or treat its impact, restrictions on travel, the duration, timing and severity of the impact on client spending and consumer demand, and how quickly and to what extent normal economic and operating conditions can resume, all of which are still uncertain and cannot be predicted.

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

The Company continues to be substantially dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from the Company’s existing clients. The Company believes that there is significant competition for production personnel with the skills and technical knowledge that the Company requires, especially in light of the labor shortages resulting from the COVID-19 pandemic. The Company’s ability to continue efficient operations, reduce production costs, and consolidate operations will depend, in large part, on the Company’s success in recruiting, training, integrating and retaining sufficient numbers of production personnel to support the Company’s production, cost savings and consolidation targets. New hires require extensive training and it may take significant time before they achieve full productivity. In addition, an increase in the wages paid by competing employers, including as a result of the COVID-19 pandemic, could result in an increase in the wage rates that the Company must pay. As a result, the Company may incur additional costs to attract, train and retain employees, including expenditures related to salaries and benefits, and the Company may lose new, as well as existing, employees to competitors or other companies before the Company realizes the benefit of its investment in recruiting and training them. If the Company is unable to hire and train sufficient numbers of personnel, the Company’s business would be adversely affected.

The Company’s future success also depends on its continuing ability to identify, hire, develop, and retain its executive management team, including its Chief Executive Officer, and other personnel for all areas of the organization.

Approximately 1,300 of the Company’s United States and international employees are covered by an industry wide agreement, a collective bargaining agreement or through a works council or similar arrangement. While the Company believes its employee relations are good and that the Company maintains an employee-centric culture, and there has not been any material disruption in operations resulting from labor disputes, a strike or other forms of labor protest affecting the Company’s United States or international plants, distribution centers or other facilities in the future could materially disrupt the Company’s operations and result in an adverse impact on its financial condition, results of operations and cash flows, which could force the Company to reassess its strategic alternatives involving certain of its operations.

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

Integrated distribution with the USPS is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS continues to experience financial problems. Without decreased operational costs structures, increased efficiencies, increased revenues or action by Congress to reform the USPS’ cost structure, these losses will continue into the future. As a result of these financial difficulties, the USPS has come under increased pressure to adjust its postal rates and service levels. Additional price increases may result in clients reducing mail volumes and exploring the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet and other alternative media channels in order to ensure that they stay within their expected postage budgets. There are also continued risks of delivery delays due to ongoing COVID-19 impacts on daily operational staffing at the USPS.

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

Federal statute requires the Postal Regulatory Commission (“PRC”) to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC authorized a five year rate-making structure that provides the USPS with additional pricing flexibility over the Consumer Price Index cap, which may result in a substantially altered rate structure for mailers. The revised rate authority that is effective as a result of the rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. This may lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. The uncertainty as to how much of the authority the USPS will use also creates potential volume declines as rate predictability with respect to cost is no longer known for mailers. The result may be reduced demand for printed products as clients may move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers.

The Company may suffer a data-breach of sensitive information, ransomware attack or other cyber incident. If the Company’s efforts to protect the security of information or systems are unsuccessful, any such failure may result in costly government enforcement actions and/or private litigation, and the Company’s business and reputation could suffer.

The Company and its clients are subject to various United States and foreign cyber-security laws, which require the Company to maintain adequate protections for electronically held information. The Company may not be able to anticipate techniques used to gain access to the Company’s systems or facilities, the systems of the Company’s clients or vendors, or implement adequate prevention measures. Moreover, unauthorized parties may attempt to access the Company’s systems or facilities, or the systems of the Company’s clients or vendors, through fraud or deception. In the event and to the extent that a data breach, ransomware attack or other cyber incident occurs, such breach could have an adverse effect on the Company’s business and results of operations. Complying with these various laws could cause the Company to incur substantial costs or require changes to the Company’s business practices in a manner adverse to the Company’s business.

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

In general, demand for the Company’s products and services is highly related to general economic conditions in the markets the Company’s clients serve. Declines in economic conditions in the United States or in other countries in which the Company operates, including as a result of the continuing COVID-19 pandemic, may adversely impact the Company’s financial results, and these impacts may be material. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity has resulted, and may continue to result, in declines in prices for the Company’s products and services. In addition, a prolonged decline in the global economy and an uncertain economic outlook, including as a result of the COVID-19 pandemic, has and could further reduce the demand in the printing industry. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. The Company has experienced, and expects to experience in the future, excess capacity and lower demand due to economic factors affecting consumers’ and businesses’ spending behavior, including as a result of the continuing COVID-19 pandemic. Uncertainty about future economic conditions makes it difficult for the Company to predict results of operations, financial position and cash flows and to make strategic decisions regarding the allocation and deployment of capital.

The Company’s business depends substantially on client contract renewals and/or client retention. Any contract non-renewals, renewals on different terms and conditions or decline in the Company’s client retention or expansion could materially adversely affect the Company’s results of operations, financial condition and cash flows.

The Company has historically derived a significant portion of its revenue from long-term contracts with significant clients. If the Company loses significant clients (including as a result of reduced demand for a client’s products or services), is unable to renew such contracts on similar terms and conditions, or at all, or is not awarded new long-term contracts with important clients in the future, its results of operations, financial condition and cash flows may be adversely affected.

The Company is exposed to risks of loss in the event of nonperformance by its clients. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses and loss of future business if its clients become bankrupt, insolvent or otherwise are unable to pay the Company for its work performed, including as a result of the continuing COVID-19 pandemic. Any increase in the nonpayment or nonperformance by clients could adversely affect the Company’s results of operations and financial condition.

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

Net sales from the Company’s wholly-owned subsidiaries outside of the United States accounted for approximately 11% and 10% of its consolidated net sales for the years ended December 31, 2021 and 2020, respectively.

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

Financial Risks

The Company may be required to make investments, including capital expenditures and in the development and implementation of new systems, client technology, product technology and marketing to sustain and grow its platforms and processes, in part to keep pace with industry developments and client expectations, and to remain technologically and economically competitive, which may increase its costs, reduce its profits, disrupt its operations or adversely affect its ability to implement its business strategy.

The printing and marketing services industries are experiencing rapid change as new digital technologies are developed that offer clients an array of choices for their marketing and publication needs. In order to remain competitive, the Company will need to adapt to future changes, especially with regard to technology, to enhance the Company’s existing offerings and introduce new offerings to address the changing demands of clients. In order to remain technologically and economically competitive, the Company may need to make significant capital expenditures and other investments as it develops and continues to maintain its platforms and processes, and to develop and integrate new technologies. In order to accomplish this effectively, the Company will need to deploy its resources efficiently, maintain effective cost controls and bear potentially significant market and raw material risks. If the Company’s revenues decline, it may impact the Company’s ability to expend the capital necessary to develop and implement new technology and be economically competitive. Debt or equity financing, or cash generated from operations, may not be available or sufficient for these requirements or for other corporate purposes or, if debt or equity financing is available, it may not be on terms favorable to the Company. In addition, even if capital is available to the Company, there is risk that the Company’s vendors will have discontinued the production of parts needed for repairs, replacements or improvements to the Company’s existing platforms, leading the Company to expend more capital than expected to perform such repairs, replacements or improvements. The Company’s business and operating results may be adversely affected if the Company is unable to keep pace with relevant technological and industry changes or if the technologies or business strategies that the Company adopts or services it promotes do not receive widespread market acceptance.

If the Company is unable to make the capital expenditures and other investments necessary to adapt to industry and technological developments, the Company may experience a decline in demand for its services, be unable to implement its business strategy and its business operating results may be adversely affected. Additionally, if the Company is unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, the Company could lose clients to competitors. In general, the development of new communication channels inside and outside the printing and media solutions industry requires the Company to anticipate and respond to the varied and continually changing demands of clients. The Company may not be able to accurately predict technological trends or the success of new services in the market.

The Company’s debt facilities include various covenants imposing restrictions that may affect the Company’s ability to operate its business.

On September 1, 1995, and as last amended on November 24, 2014, the Company entered into a senior secured note agreement (the “Master Note and Security Agreement”) pursuant to which the Company has issued over time senior notes in an aggregate principal amount of $1.1 billion in various tranches. As of December 31, 2021, the borrowings outstanding under the Master Note and Security Agreement were $7.2 million. On April 28, 2014, and as last amended on November 2, 2021, the Company entered into a senior secured credit facility (the “Senior Secured Credit Facility,”) which includes two different loan facilities: a $825.0 million Term Loan A and a $432.5 million revolving credit facility. As a result of the November 2, 2021 amendment to the Senior Secured Credit Facility, the Term Loan A and revolving credit facility were both broken into two separate maturity dates. Borrowing from lenders who elected to not extend the maturity date will mature on January 31, 2024, whereas borrowing from lenders who elected to extend the maturity date will now mature on November 2, 2026. As of December 31, 2021, the borrowings outstanding under the Senior Secured Credit Facility were $575.4 million. On April 28, 2014, the Company issued $300.0 million aggregate principal amount of its unsecured 7.0% senior notes due May 1, 2022 (“Senior Unsecured Notes,”), of which $211.5 million remained outstanding as of December 31, 2021.

The Company’s various lending arrangements include certain financial covenants. In addition to the financial covenants, the debt facilities also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. As of December 31, 2021, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

The Company may be adversely affected by interest rates, particularly floating interest rates, and foreign exchange rates.

As of December 31, 2021, 24% of the Company’s borrowings were subject to variable interest rates. As a result, the Company is exposed to market risks associated with fluctuations in interest rates, and increases in interest rates could adversely affect the Company.

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

The Company has a material amount of property, plant, equipment, goodwill and other intangible assets on its balance sheet, due in part to acquisitions. As of December 31, 2021, the Company had the following long-lived assets on its consolidated balance sheet included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K: (a) property, plant and equipment of $727.0 million; (b) goodwill of $86.4 million; and (c) other intangible assets, primarily representing the value of customer relationships acquired, of $75.3 million.

As of December 31, 2021, these assets represented approximately 47% of the Company’s total assets. The Company assesses impairment of property, plant and equipment, goodwill and other intangible assets based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. A decline in expected profitability, significant negative industry or economic trends (including the negative impacts of the continuing COVID-19 pandemic), inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, divestitures and discontinued operations may adversely impact the assumptions used in the valuations. As a result, the recoverability of these assets could be called into question, and the Company could be required to write down or write off these assets. Such an occurrence could have a material adverse effect on the Company’s results of operations and financial position.

The Company has significant liabilities with respect to defined benefit pension plans that could cause the Company to incur additional costs.

As a result of the 2010 acquisition of World Color Press, the Company assumed frozen single employer defined benefit pension plans for certain of its employees in the United States. The majority of the plans’ assets are held in North American and global equity securities and debt securities. The asset allocation as of December 31, 2021, was approximately 26% equity securities and 74% debt securities.

As of December 31, 2021, the Company had underfunded pension liabilities of $19.2 million for single employer defined benefit plans in the United States. Under current United States pension law, pension funding deficits are generally required to be funded over a seven-year period. These pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan investment performance, pension legislation and other factors. Declines in global debt and equity markets would increase the Company’s potential pension funding obligations. Any significant increase in the Company’s required contributions could have a material adverse impact on its business, financial condition, results of operations and cash flows.

In addition to the single employer defined benefit plans described above, the Company has previously participated in multiemployer pension plans (“MEPPs”) in the United States, including the Graphic Communications International Union - Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”). Prior to the acquisition of World Color Press by the Company, World Color Press received notice that certain plans in which it participated were in critical status, as defined in Section 432 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a result, the Company could have been subject to increased contribution rates associated with these plans or other MEPPs suffering from declines in their funding levels. Due to the significantly underfunded status of the United States multiemployer plans and the potential increased contribution rates, the Company withdrew from participation in these multiemployer plans and has replaced these pension benefits with a Company-sponsored “pay as you go” defined contribution plan, which is historically the form of retirement benefit provided to the Company’s employees. As of December 31, 2021, the Company estimates and has recorded in its financial statements a pre-tax withdrawal liability for all United States MEPPs of $32.2 million in the aggregate. The Company is scheduled to make payments to the GCIU and GCC until April 2032 and February 2024, respectively.

The Company may not be able to utilize deferred tax assets to offset future taxable income.

As of December 31, 2021, the Company had deferred tax assets, net of valuation allowances, of $105.0 million. The Company expects to utilize the deferred tax assets to reduce consolidated income tax liabilities in future taxable years. However, the Company may not be able to fully utilize the deferred tax assets if its future taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, the Company may be required to record a valuation allowance against the deferred tax assets if the Company believes it is unable to utilize them, which would have an adverse effect on the Company’s results of operations and financial position.

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

The Company’s financial condition may be affected by the outcome of pending and future litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties. Defending against any such claims, or any legal proceedings to which the Company is subject, can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition and/or cause significant reputational harm to the Company’s business.

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

The Company’s outstanding stock is divided into two classes of common stock: class A common stock (“class A stock”) and class B common stock (“class B stock”). The class B stock has ten votes per share on all matters and the class A stock is entitled to one vote per share. As of January 31, 2022, the class B stock constitutes approximately 76% of the Company’s total voting power. As a result, holders of class B stock are able to exercise a controlling influence over the Company’s business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions. All of the class B stock is owned by certain members of the Quadracci family or trusts for their benefit, whose interests may differ from the interests of the holders of class A stock.

As of January 31, 2022, approximately 93% of the outstanding class B stock was held of record by the Quad Voting Trust, and that constitutes approximately 71% of the Company’s total voting power. The trustees of the Quad Voting Trust have the authority to vote the stock held by the Quad Voting Trust. Accordingly, the trustees of the Quad Voting Trust are able to exercise a controlling influence over the Company’s business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions.

Furthermore, in response to recent public focus on dual class capital structures, certain stock index providers are implementing limitations on the inclusion of dual class share structures in their indices and certain institutional shareholder advisory firms are updating their voting guidelines to generally withhold support for directors of companies with dual class voting rights. If these restrictions increase or these guidelines are followed, they may impact who buys and holds the Company’s stock.

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

The Company’s class A stock has been traded on the NYSE under the symbol “QUAD” since July 6, 2010. However, there is currently a limited active market for the class A common shares. The Company cannot predict the extent to which investor interest in the Company will lead to the development of a more active trading market for its class A common stock on the NYSE or how liquid that market will become. If a more active trading market does not develop, shareholders may have difficulty selling any class A stock without negatively affecting the stock price, and thereby, losing a significant portion of their investment.

Item 1B.    Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to this item.

Item 2.    Properties

Quad’s corporate office is located in Sussex, Wisconsin. The Company owned or leased 110 facilities located in 14 countries including manufacturing operations, warehouses and office space totaling approximately 19,320,000 square feet, of which approximately 13,419,000 is owned space and approximately 5,901,000 is leased space as of December 31, 2021. In addition to these owned and leased facilities, the Company has more than 90 client-based marketing on-site locations, as well as investments in printing operations located in India and Brazil.

Within the United States Print and Related Services segment, the Company operated 37 owned or leased manufacturing facilities, encompassing approximately 15,241,000 square feet as of December 31, 2021. Within the International segment, the Company operated 8 owned or leased manufacturing facilities, encompassing approximately 1,829,000 square feet as of December 31, 2021. The following table lists the Company’s operating locations with manufacturing facilities totaling over 500,000 square feet as of December 31, 2021:

Locations	Square Feet	Property Type	Segment
Lomira, Wisconsin, United States	2,174,000	Owned	United States Print and Related Services
Sussex, Wisconsin, United States	1,971,000	Owned	United States Print and Related Services
Martinsburg, West Virginia, United States	1,740,000	Owned	United States Print and Related Services
Hartford, Wisconsin, United States	1,682,000	Owned	United States Print and Related Services
Saratoga Springs, New York, United States	1,034,000	Owned	United States Print and Related Services
West Allis, Wisconsin, United States	913,000	Leased	United States Print and Related Services
The Rock, Georgia, United States	797,000	Owned	United States Print and Related Services
Wyszkow, Poland	709,000	Owned	International
Effingham, Illinois, United States	564,000	Owned	United States Print and Related Services
Merced, California, United States	539,000	Owned	United States Print and Related Services

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock and Dividends

Quad’s authorized capital stock consists of 105.0 million shares of class A stock, 80.0 million shares of class B stock, 20.0 million shares of class C common stock and 0.5 million shares of preferred stock. The Company’s outstanding capital stock as of December 31, 2021, consisted of 40.8 million shares of class A stock, 13.5 million shares of class B stock and no shares of class C common stock or preferred stock. As of January 31, 2022, there were 2,226 record holders of the class A stock and 21 record holders of the class B stock.

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

The Company paid a dividend for each class of common stock then outstanding during the first quarter of 2020. Due to uncertainty in client demand as a result of the COVID-19 pandemic, the Company’s Board of Directors proactively suspended the Company’s quarterly dividends beginning in the second quarter of 2020. However, the Company remains committed to paying a dividend over the long term and will seek to resume a dividend following the stabilization of its operating environment.

Pursuant to the Company’s Articles of Incorporation, each outstanding class of common stock has equal rights with respect to cash dividends. Pursuant to the Company’s debt facilities, the Company is subject to limitations on dividends and repurchases of capital stock. If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, as defined in the Company’s Senior Secured Credit Facility, last amended on November 2, 2021, (see Note 12. “Debt,” for more details on the amendment), the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00, but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases, and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions.

Securities Authorized For Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Information about the Company’s repurchases of its class A common stock during the three months ended December 31, 2021, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2021 to October 31, 2021	—	—	—	$100,000,000
November 1, 2021 to November 30, 2021	—	—	—	100,000,000
December 1, 2021 to December 31, 2021	—	—	—	100,000,000
Total	—		—
______________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no shares of the Company’s class A stock repurchased during the years December 31, 2021 and 2020. As of December 31, 2021, there were $100.0 million of authorized repurchases remaining under the program.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following discussion of the financial condition and results of operations of Quad should be read together with Quad’s audited consolidated financial statements for each of the three years in the period ended December 31, 2021, including the notes thereto, included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Forward-Looking Statements” and Part I, Item 1A, “Risk Factors,” included earlier within this Annual Report on Form 10-K.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for the year ended December 31, 2021, to the year ended December 31, 2020. The comparability of the Company’s results of operations between periods was impacted by acquisitions, strategic investments and divestitures, including the divestiture of the Omaha, Nebraska packaging plant, which was sold on January 31, 2020, the additional investment in Rise in June 2020, and the divestiture of Company’s third-party logistics business on June 30, 2021. The results of operations of the packaging plant and the third-party logistics divestitures are included in the Company’s consolidated results until the date of disposition, and the results of operations of the investment in Rise reflect the Company’s ownership interest from the respective dates of change in ownership. The results of the Company’s United States Book business (“Book business”) have been reported as discontinued operations for the year ended December 31, 2020.  Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Overview

Business Overview

As a worldwide marketing solutions partner, Quad leverages its more than 50-year heritage of platform excellence, innovation, strong culture and social purpose to create a better way for its clients, employees and communities. The Company’s integrated marketing platform removes friction throughout the marketing process thereby helping brands and marketers reduce complexity, increase efficiency and enhance marketing spend effectiveness. Quad provides its clients with a complete through-the-line marketing offering, providing unmatched scale for on-site services and expanded subject expertise in marketing strategy, creative solutions, media deployment and marketing management services. With a client-centric approach that drives the Company to continuously hone and evolve its offering, combined with leading-edge technology, advanced data and analytics and single-source simplicity, the Company has the resources and knowledge to help a wide variety of clients target, more deeply engage and grow audiences in multiple verticals, including those in established and emerging industries, such as retail, publishing, consumer technology, consumer packaged goods, financial services, insurance, healthcare and direct-to-consumer.

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

The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 89% and 90% of the Company’s consolidated net sales during the years ended December 31, 2021 and 2020, respectively.

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 11% and 10% of the Company’s consolidated net sales during the years ended December 31, 2021 and 2020, respectively.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations decreased by $125 million during the year ended December 31, 2021, primarily due to the use of cash provided by operating activities, cash proceeds from the sale of property, plant and equipment, and the sale of the Company’s third-party logistics business. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and finance lease obligations by $936 million and has reduced the obligations for pension, postretirement and MEPPs by $511 million, for a total obligation reduction since July 2010 of approximately $1.4 billion.

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

The Company believes that a disciplined approach for capital management and a strong balance sheet are critical to be able to invest in profitable growth opportunities and technological advances, thereby providing the highest return for shareholders. Management balances the use of cash between deleveraging the Company’s balance sheet (through reduction in debt and pension obligations), compelling investment opportunities (through capital expenditures, acquisitions and strategic investments) and returns to shareholders (through dividends and share repurchases).

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

Federal statute requires the PRC to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC authorized a five year rate-making structure that provides the USPS with additional pricing flexibility over the Consumer Price Index cap, which may result in a substantially altered rate structure for mailers. The revised rate authority that is effective as a result of the rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. This may lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. The uncertainty as to how much of the authority the USPS will use also creates potential volume declines as rate predictability with respect to cost is no longer known for mailers. The result may be reduced demand for printed products as clients may move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers.

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

The Company’s results of operations have been adversely impacted as a result of the COVID-19 pandemic and the emergence of new variants. Through the Company’s Crisis Management Team, including executive and operations leadership, the Company has been executing business continuity plans focused on protecting the health and well-being of our employees, while also continuing to service clients, and protect the long-term financial health of the Company as the COVID-19 pandemic continues. With ongoing advancements against the COVID-19 pandemic, the effects on the Company have lessened from previous periods, particularly from the heavily impacted second and third quarters of 2020. The Company is continuing to evaluate the impact and may implement additional cost reduction measures as necessary. The ultimate impact of COVID-19 on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including the duration of the pandemic and the related length of its impact on the global economy, all of which are still uncertain.

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

The Company has also experienced and anticipates it will continue to experience certain distribution challenges, including, but not limited to, the above-noted delivery delays at the USPS and recent volume restrictions at the United Parcel Service, Federal Express and certain local couriers. As the labor shortages, supply chain and distribution challenges continue to evolve, the Company is unable to predict the duration of the shortages and challenges and the extent of the impact on the Company’s business, financial condition, cash flows and results of operations. As a result of the rising inflationary cost pressures within our raw materials, distribution and labor, the Company has and will continue to pass along price increases to our clients. The Company expects inflationary cost pressures and supply chain shortages to potentially continue through fiscal year 2022. The Company is unable to predict the future impact of the labor and supply chain shortages as well as cost inflation, and the resulting impact on the Company’s business, financial condition, cash flows and results of operations.

Results of Operations for the Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020

Summary Results

The Company’s operating income (loss) from continuing operations, operating margin, net earnings (loss) attributable to Quad common shareholders (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share attributable to Quad common shareholders for the year ended December 31, 2021, changed from the year ended December 31, 2020, as follows (dollars in millions, except per share data):

	Operating Income (Loss) from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to Quad Common Shareholders	Diluted Earnings (Loss) Per Share Attributable to Quad Common Shareholders
For the year ended December 31, 2020	$(46.0)	(1.6)%	$(128.3)	$(2.53)
Gains from sale and leaseback (1)	24.5	0.8%	18.4	0.35
Restructuring, impairment and transaction-related charges (2)	105.2	3.6%	78.9	1.58
Interest expense (3)	N/A	N/A	6.9	0.18
Net pension income (4)	N/A	N/A	3.0	0.05
Loss on debt extinguishment (5)	N/A	N/A	0.8	0.02
Income taxes (6)	N/A	N/A	29.1	0.55
Loss from discontinued operations, net of tax (7)	N/A	N/A	21.9	0.43
Investments in unconsolidated entity and noncontrolling interests, net of tax (8)	N/A	N/A	0.3	0.01
Operating income (loss) from continuing operations (9)	9.1	0.3%	6.8	0.07
For the year ended December 31, 2021	$92.8	3.1%	$37.8	$0.71
______________________________
(1)The Company executed sale and leaseback transactions of its Chalfont, Pennsylvania and West Allis, Wisconsin facilities resulting in $24.5 million ($18.4 million, net of tax) in gains during the year ended December 31, 2021.
(2)Restructuring, impairment and transaction-related charges decreased $105.2 million ($78.9 million, net of tax), to $18.9 million during the year ended December 31, 2021, and included the following:

a.A $24.8 million decrease in employee termination charges from $34.7 million during the year ended December 31, 2020, to $9.9 million during the year ended December 31, 2021;

b.A $29.2 million decrease in impairment charges from $64.1 million during the year ended December 31, 2020, to $34.9 million during the year ended December 31, 2021;

c.A $0.8 million decrease in transaction-related charges from $1.4 million during the year ended December 31, 2020, to $0.6 million during the year ended December 31, 2021;

d.A $1.9 million decrease in integration-related charges from $1.9 million during the year ended December 31, 2020, to zero during the year ended December 31, 2021; and

e.A $48.5 million decrease in various other restructuring charges from $22.0 million of expense during the year ended December 31, 2020, to $26.5 million of income during the year ended December 31, 2021.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(3)Interest expense decreased $9.2 million ($6.9 million, net of tax) during the year ended December 31, 2021, to $59.6 million. This change was due to lower average debt levels and a $0.7 million decrease in interest expense related to the interest rate swaps during the year ended December 31, 2021, as compared to the year ended December 31, 2020.

(4)Net pension income increased $4.0 million ($3.0 million, net of tax) during the year ended December 31, 2021, to $14.5 million. This was due to a $4.8 million decrease from interest cost on pension plan liabilities, partially offset by an increase in non-cash settlement charges of $0.8 million.

(5)Loss on debt extinguishment decreased $1.1 million ($0.8 million, net of tax) from $1.8 million during the year ended December 31, 2020, to $0.7 million during the year ended December 31, 2021. The $0.7 million loss on debt extinguishment recorded during the year ended December 31, 2021, relates to a $0.5 million loss on debt extinguishment recorded during the fourth quarter of 2021, primarily related to the repurchase of the Company’s unsecured 7.0% senior notes due May 1, 2022 and a $0.2 million loss on debt extinguishment from the fifth amendment to the Company’s April 28, 2014 Senior Secured Credit Facility, completed on November 2, 2021. The $1.8 million loss on debt extinguishment recognized during the year ended December 31, 2020, relates to a $2.4 million loss on debt extinguishment from the fourth amendment to the Company’s April 28, 2014 Senior Secured Credit Facility, completed on June 29, 2020, partially offset by a $0.6 million gain on debt extinguishment recorded during the first quarter of 2020, primarily related to the repurchase of the Company’s unsecured 7.0% senior notes due May 1, 2022.

(6)The $29.1 million increase in income tax benefit as calculated in the following table is primarily due to a $54.1 million increase from decreased valuation allowance reserves, partially offset by the following: (1) a $14.3 million income tax benefit related to the Coronavirus Aid, Relief, and Economic Security Act net operating loss carry back provisions in 2020 that did not repeat in 2021; (2) a $6.2 million decrease from impairment charges related to foreign investments in 2021; and (3) a $2.4 million decrease from income in foreign branches.

	Year Ended December 31,
	2021	2020	$ Change
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated entity	$47.0	$(106.1)	$153.1
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	11.7	(26.6)	38.3

Less: Income tax expense (benefit) from the consolidated statements of operations	9.5	0.3	9.2

Impact of income taxes	$2.2	$(26.9)	$29.1

(7)The loss from discontinued operations, net of tax, of $21.9 million was recognized during the year ended December 31, 2020. The Company completed the sale of the Book business in 2020.

(8)The increase from investments in unconsolidated entity and noncontrolling interests, net of tax, of $0.3 million during the year ended December 31, 2021, was primarily due to a $0.5 million increase in earnings at the Company’s investment in Plural Industria Gráfica Ltda. (“Plural”), the Company’s Brazilian joint venture, partially offset by a $0.2 million decrease in loss attributed to noncontrolling interests in the Company’s consolidated statements of operations related to the Company’s majority ownership of Rise.

(9)Operating income from continuing operations, excluding the gains from sale and leaseback and restructuring, impairment and transaction-related charges, increased $9.1 million ($6.8 million, net of tax) primarily due to the following: (1) a $24.3 million decrease in depreciation and amortization expense; (2) a $22.2 million increase in paper byproduct recoveries; (3) an $8.7 million net benefit in 2021 of gains from property insurance claims; (4) higher print volume and pricing; and (5) savings from other cost reduction initiatives. These cost decreases were partially offset by the following: (1) $38.5 million in COVID-related temporary cost reductions primarily from temporary salary reduction and furloughs in 2020; (2) net cost increases from labor, freight and materials inflationary cost impacts; and (3) a $12.0 million benefit in 2020 from a change in the hourly production employee vacation policy.

Operating Results From Continuing Operations

The following table sets forth certain information from the Company’s consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2021		2020
	(dollars in millions)
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales:
Products	$2,247.1	75.9%	$2,228.7	76.1%	$18.4	0.8%
Services	713.3	24.1%	700.9	23.9%	12.4	1.8%
Total net sales	2,960.4	100.0%	2,929.6	100.0%	30.8	1.1%
Cost of sales:
Products	1,861.0	62.9%	1,831.5	62.5%	29.5	1.6%
Services	528.9	17.9%	503.3	17.2%	25.6	5.1%
Total cost of sales	2,389.9	80.8%	2,334.8	79.7%	55.1	2.4%
Selling, general & administrative expenses	326.0	11.0%	335.1	11.4%	(9.1)	(2.7)%
Gains from sale and leaseback	(24.5)	(0.8)%	—	—%	(24.5)	(100.0)%
Depreciation and amortization	157.3	5.3%	181.6	6.2%	(24.3)	(13.4)%
Restructuring, impairment and transaction-related charges	18.9	0.6%	124.1	4.2%	(105.2)	(84.8)%
Total operating expenses	2,867.6	96.9%	2,975.6	101.5%	(108.0)	(3.6)%
Operating income (loss) from continuing operations	$92.8	3.1%	$(46.0)	(1.6)%	$138.8	nm

Net Sales

Product sales increased $18.4 million, or 0.8%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the following: (1) a $19.4 million increase in sales in the Company’s print product lines, primarily due to increased print volume and pricing; (2) a $6.8 million increase from pass-through paper sales, partially offset by a $7.5 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant and $0.3 million in unfavorable foreign exchange impacts

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, increased $12.4 million, or 1.8%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a $44.3 million increase in logistics sales and a $21.5 million increase in print imaging services and sales of marketing services, partially offset by a $53.4 million decrease in sales due to the divestiture of the Company’s third-party logistics business.

Cost of Sales

Cost of product sales increased $29.5 million, or 1.6%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the following: (1) higher print volume compared to the COVID-19 pandemic impacted 2020; (2) a $12.0 million benefit in 2020 from a change in the hourly production employee vacation policy; (3) an increase in pass-through paper costs; (4) the impacts from rising costs of labor, materials and other costs of production. These increases were partially offset by a $22.2 million increase in paper byproduct recoveries and the impact from the divestiture of the Omaha packaging plant.

Cost of service sales increased $25.6 million, or 5.1%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increased freight costs, partially offset by the impact from the divestiture of the Company’s third-party logistics business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $9.1 million, or 2.7%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an $8.7 million net benefit in 2021 of gains from property insurance claims, a $7.8 million decrease in credit loss expense mainly due to specific client credit reviews and savings from other cost reduction initiatives, partially offset by a $14.3 million increase in employee-related costs. Selling, general and administrative expenses as a percentage of net sales decreased from 11.4% for the year ended December 31, 2020, to 11.0% for the year ended December 31, 2021.

Gains from sale and leaseback

The Company executed sale and leaseback transactions of its Chalfont, Pennsylvania and West Allis, Wisconsin facilities resulting in $24.5 million ($18.4 million, net of tax) in gains during the year ended December 31, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $24.3 million, or 13.4%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due to a $16.7 million decrease in depreciation expense, primarily from property, plant and equipment becoming fully depreciated over the past year and a decrease in purchases of property, plant and equipment and a $7.6 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $105.2 million, or 84.8%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the following:

	Year Ended December 31,
	2021	2020	$ Change
Employee termination charges	$9.9	$34.7	$(24.8)
Impairment charges (a)	34.9	64.1	(29.2)
Transaction-related charges	0.6	1.4	(0.8)
Integration costs	—	1.9	(1.9)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	19.8	11.5	8.3
Equipment and infrastructure removal costs	1.6	1.1	0.5
Gains on the sale of facilities (b)	(24.8)	(1.6)	(23.2)
Other restructuring activities (c)	(23.1)	11.0	(34.1)
Other restructuring charges (income)	(26.5)	22.0	(48.5)
Total restructuring, impairment and transaction-related charges	$18.9	$124.1	$(105.2)
______________________________
(a)Includes $2.8 million and $22.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities during the years ended December 31, 2021 and 2020, respectively; and $42.0 million of land and building impairment charges during the year ended December 31, 2020. $56.6 million of the impairment charges recorded during the year ended December 31, 2020 were related to property, plant and equipment for the Oklahoma City, Oklahoma facility. $32.1 million of the impairment charges recorded during the year ended December 31, 2021 were related to the Company’s decision to sell the investment in Plural.
(b)Includes a $13.8 million gain on the sale of the Oklahoma City, Oklahoma facility, a $7.6 million gain on the sale of the Riverside, California facility, a $1.0 million gain on the sale of the Fernley, Nevada facility and a $2.4 million gain on the sale of other facilities during the year ended December 31, 2021; and a $0.8 million gain on the sale of the Shakopee, Minnesota facility and a $0.8 million gain on the sale of the Midland, Michigan facility during the year ended December 31, 2020.
(c)Includes a $20.9 million gain on the sale of a business and a $2.7 million gain from the reclassification of foreign currency translation adjustments during the year ended December 31, 2021; and a $2.9 million loss on the sale of a business during the year ended December 31, 2020.

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

EBITDA and EBITDA margin for the year ended December 31, 2021, compared to the year ended December 31, 2020, were as follows:

	Year Ended December 31,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$264.2	8.9%	$122.4	4.2%

EBITDA increased $141.8 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the following: (1) $105.2 million of decreased restructuring, impairment and transaction-related charges; (2) $24.5 million in gains from sale and leaseback transactions; (3) a $22.2 million increase in paper byproduct recoveries; (4) a $21.9 million decrease in loss from discontinued operations, net of tax; and (5) an $8.7 million net benefit in 2021 of gains from property insurance claims. These increases were partially offset by the following: (1) $38.5 million in COVID-related temporary cost reductions primarily from temporary salary reduction and furloughs in 2020; (2) net cost increases from labor, freight and materials inflationary cost impacts; and (3) a $12.0 million benefit in 2020 from a change in the hourly production employee vacation policy.

A reconciliation of EBITDA to net earnings (loss) attributable to Quad common shareholders for the years ended December 31, 2021 and 2020, was as follows:

	Year Ended December 31,
	2021	2020
	(dollars in millions)
Net earnings (loss) attributable to Quad common shareholders(1)	$37.8	$(128.3)
Interest expense	59.6	68.8
Income tax expense	9.5	0.3
Depreciation and amortization	157.3	181.6
EBITDA (non-GAAP)	$264.2	$122.4
______________________________
(1)Net earnings (loss) attributable to Quad common shareholders included the following:
a.Restructuring, impairment and transaction-related charges of $18.9 million and $124.1 million for the years ended December 31, 2021 and 2020, respectively;
b.Gains from sale and leaseback of $24.5 million for the year ended December 31, 2021;
c.Net pension income of $14.5 million and $10.5 million for the years ended December 31, 2021 and 2020, respectively;
d.Loss on debt extinguishment of $0.7 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively;
e.Equity in earnings of unconsolidated entity of $0.3 million for the year ended December 31, 2021 and equity in loss of unconsolidated entity of $0.2 million for the yeas ended December 31, 2020;
f.Loss from discontinued operations, net of tax, of $21.9 million for the year ended December 31, 2020; and
g.Net loss attributable to noncontrolling interests of $0.2 million for the year ended December 31, 2020.

United States Print and Related Services

The following table summarizes net sales, operating income from continuing operations, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Year Ended December 31,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$1,935.8	$1,944.0	$(8.2)	(0.4)%
Services	692.8	683.6	9.2	1.3%
Operating income from continuing operations (including restructuring, impairment and transaction-related charges)	163.1	1.7	161.4	nm
Operating margin	6.2%	0.1%	N/A	N/A
Restructuring, impairment and transaction-related charges	$(14.5)	$110.1	$(124.6)	(113.2)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $8.2 million, or 0.4%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a $8.8 million decrease from pass-through paper sales and a $7.5 million decrease in sales due to the divestiture of the Company’s Omaha packaging plant, partially offset by a $8.1 million increase in sales in the Company’s print product lines, primarily due to increased print volume and pricing.

Service sales for the United States Print and Related Services segment increased $9.2 million, or 1.3%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to to a $42.0 million increase in logistics sales and a $20.6 million increase in print imaging services and sales of marketing services, partially offset by a $53.4 million decrease in sales due to the divestiture of the Company’s third-party logistics business.

Operating Income from Continuing Operations

Operating income from continuing operations for the United States Print and Related Services segment increased $161.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the following: (1) a $124.6 million decrease in restructuring, impairment and transaction-related charges; (2) $24.5 million in gains from sale and leaseback transactions; (3) a $22.2 million increase in paper byproduct recoveries; (4) a $22.0 million decrease in depreciation and amortization expense; (5) a $8.7 million net benefit in 2021 in gains from property insurance claims; and (6) savings from other cost reduction initiatives. These increases were partially offset by the following: (1) $38.5 million in COVID-related temporary cost reductions primarily from temporary salary reduction and furloughs in 2020; (2) net inflationary cost increases from labor, freight and materials; and (3) a $12.0 million benefit in 2020 from a change in the hourly production employee vacation policy.

The operating margin for the United States Print and Related Services segment increased to 6.2% for the year ended December 31, 2021, from 0.1% for the year ended December 31, 2020, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment decreased $124.6 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the following:

	Year Ended December 31,
	2021	2020	$ Change
Employee termination charges	$8.2	$30.0	$(21.8)
Impairment charges (a)	2.8	64.0	(61.2)
Transaction-related charges	—	0.1	(0.1)
Integration costs	—	1.9	(1.9)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	19.8	11.5	8.3
Equipment and infrastructure removal costs	1.6	1.1	0.5
Gains on the sale of facilities (b)	(24.8)	(1.6)	(23.2)
Other restructuring activities (c)	(22.1)	3.1	(25.2)
Other restructuring charges (income)	(25.5)	14.1	(39.6)
Total restructuring, impairment and transaction-related charges	$(14.5)	$110.1	$(124.6)
______________________________
(a)Includes $2.8 million and $22.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities during the years ended December 31, 2021 and 2020, respectively; and $42.0 million of land and building impairment charges during the year ended December 31, 2020. $56.6 million of the impairment charges recorded during the year ended December 31, 2020 were related to property, plant and equipment for the Oklahoma City, Oklahoma facility.
(b)Includes a $13.8 million gain on the sale of the Oklahoma City, Oklahoma facility, a $7.6 million gain on the sale of the Riverside, California facility, a $1.0 million gain on the sale of the Fernley, Nevada facility and a $2.4 million gain on the sale of other facilities during the year ended December 31, 2021; and a $0.8 million gain on the sale of the Shakopee, Minnesota facility and a $0.8 million gain on the sale of the Midland, Michigan facility during the year ended December 31, 2020.

(c)Includes a $20.9 million gain on the sale of a business and a $2.9 million loss on the sale of a business during the years ended December 31, 2021 and 2020, respectively.

International

The following table summarizes net sales, operating income from continuing operations, operating margin, certain items impacting comparability and equity in loss of unconsolidated entities within the International segment:

	Year Ended December 31,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$311.3	$284.7	$26.6	9.3%
Services	20.5	17.3	3.2	18.5%
Operating loss from continuing operations (including restructuring, impairment and transaction-related charges)	(16.1)	(0.8)	(15.3)	nm
Operating margin	(4.9)%	(0.3)%	N/A	N/A
Restructuring, impairment and transaction-related charges	$31.3	$12.2	$19.1	156.6%
Equity in (earnings) loss of unconsolidated entity	(0.3)	0.2	(0.5)	250.0%

Net Sales

Product sales for the International segment increased $26.6 million, or 9.3%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a $15.6 million increase in pass-through paper sales and a $11.3 million increase in volume, primarily in Mexico and Europe, partially offset by $0.3 million in unfavorable foreign exchange impacts, primarily in Argentina.

Service sales for the International segment increased $3.2 million, or 18.5%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a increase in logistics sales and imaging services in Europe.

Operating Loss from Continuing Operations

Operating loss from continuing operations for the International segment increased $15.3 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due a $19.1 million increase in restructuring, impairment and transaction-related charges and the receipt of a $2.2 million COVID-19 related government subsidy in Poland in 2020 that did not repeat in 2021, partially offset by a $6.0 million increase in operating income from cost saving initiatives and increased print volume.
Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment increased $19.1 million, or 156.6%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the following:

	Year Ended December 31,
	2021	2020	$ Change
Employee termination charges	$1.2	$4.5	$(3.3)
Impairment charges (a)	32.1	0.1	32.0
Other restructuring charges (income) (b)	(2.0)	7.6	(9.6)
Total restructuring, impairment and transaction-related charges	$31.3	$12.2	$19.1
______________________________
(a)Includes $32.1 million of impairment charges related to the Company’s decision to sell the investment in Plural during the year ended December 31, 2021; and $0.1 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities during the year ended December 31, 2020.
(b)Includes a $2.7 million gain from the reclassification of foreign currency translation adjustments during the year ended December 31, 2021; and $0.6 million and $5.9 million in charges from foreign currency losses as result of the economy in Argentina being classified as highly inflationary during the years ended December 31, 2021 and 2020, respectively.

Equity in (Earnings) Loss of Unconsolidated Entities

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. At December 31, 2021, the Company held a 49% ownership interest in Plural, a commercial printer based in São Paulo, Brazil. The equity in earnings of unconsolidated entity in the International segment was $0.3 million for the year ended December 31, 2021, compared to equity in loss of unconsolidated entity of $0.2 million for the year ended December 31, 2020, due to an increase in earnings at the Company’s investment in Plural. In January 2022, the Company sold its investment in Plural. As a result of the planned sale, the Company recorded a $32.1 million impairment charge during the year ended December 31, 2021.

Unrestricted Subsidiaries

As of December 31, 2021, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2021	2020
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$54.2	$46.9	$7.3	15.6%
Restructuring, impairment and transaction-related charges	2.1	1.8	0.3	16.7%

Operating Expenses

Corporate operating expenses increased $7.3 million, or 15.6%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a $6.6 million increase in employee-related costs and a $0.3 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges increased $0.3 million, or 16.7%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the following:

	Year Ended December 31,
	2021	2020	$ Change
Employee termination charges	$0.5	$0.2	$0.3
Transaction-related charges	0.6	1.3	(0.7)
Other restructuring charges	1.0	0.3	0.7
Total restructuring, impairment and transaction-related charges	$2.1	$1.8	$0.3

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $576.6 million as of December 31, 2021, which consisted of up to $396.7 million of unused capacity under its revolving credit arrangement, which was net of $35.8 million of issued letters of credit, and cash and cash equivalents of $179.9 million. Total liquidity is reduced to $314.6 million under the Company’s most restrictive debt covenants, and consists of $179.9 million in cash and cash equivalents and $134.7 million available under its revolving credit arrangement. There were no borrowings under the $432.5 million revolving credit facility as of December 31, 2021, and peak borrowings were $59.7 million during the year ended December 31, 2021.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements for both the next 12 months and beyond.

Net Cash Provided by Operating Activities

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

Net cash provided by operating activities was $136.5 million for the year ended December 31, 2021, compared to $190.2 million for the year ended December 31, 2020, resulting in a $53.7 million decrease in cash provided by operating activities. The decrease was primarily due to a $29.6 million decrease in cash from earnings and a $24.1 million decrease in cash flows provided by changes in operating assets and liabilities, primarily due to the strategic decision to carry higher inventory levels to serve clients.

Net Cash Provided by Investing Activities

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

Net cash provided by investing activities was $129.4 million for the year ended December 31, 2021, compared to $9.7 million for the year ended December 31, 2020, resulting in a $119.7 million increase in cash provided by investing activities. The increase was primarily due to the following: (1) a $118.9 million increase in proceeds from the sale of property, plant and equipment; (2) a $11.0 million decrease in purchases of property, plant and equipment; (3) a $10.2 million increase in the proceeds from property insurance claims; and (4) a $2.2 million decrease in cash used in the acquisition of business. These increases were partially offset by a $21.6 million decrease in the proceeds from the sale of businesses and a $0.9 million increase in cost investment in unconsolidated entities.

Net Cash Used in Financing Activities

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

Net cash used in financing activities was $140.9 million for the year ended December 31, 2021, compared to $223.6 million for the year ended December 31, 2020, resulting in a $82.7 million decrease in cash used in financing activities. The decrease was primarily due to a (1) a $63.4 million decrease in net payments of debt and lease obligations in 2021 compared to 2020; (2) a $20.5 million decrease in cash used in changes in ownership of noncontrolling interests; and (3) a $8.1 million decrease in cash used in the payment of dividends. These decreases were partially offset by a $6.0 million increase in other financing activities and a $3.2 million increase in payments of debt issuance costs and financing fees.

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

Free Cash Flow for the years ended December 31, 2021 and 2020, was as follows:

	Year Ended December 31,
	2021	2020
	(dollars in millions)
Net cash provided by operating activities	$136.5	$190.2

Less: purchases of property, plant and equipment	(50.0)	(61.0)

Free Cash Flow (non-GAAP)	$86.5	$129.2

Free Cash Flow decreased $42.7 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a $53.7 million decrease in net cash provided by operating activities, partially offset by an $11.0 million decrease in capital expenditures. See the “Net Cash Provided by Operating Activities” section above for further explanations of the change in operating cash flows and the “Net Cash Provided by Investing Activities” section above for further explanations of the changes in purchases of property, plant and equipment. The above calculation of Free Cash Flow includes the cash flows related to the Book business for the year ended December 31, 2020.

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

The Debt Leverage Ratio as of December 31, 2021 and 2020, was as follows:

	December 31, 2021		December 31, 2020
	(dollars in millions)
Total debt and finance lease obligations on the consolidated balance sheets	$803.7		$928.2
Less: Cash and cash equivalents	179.9		55.2
Net Debt (non-GAAP)	$623.8		$873.0

Divided by: Adjusted EBITDA for the year ended (non-GAAP)	$246.0		$260.4

Debt Leverage Ratio (non-GAAP)	2.54	x	3.35	x

The calculation of Adjusted EBITDA for the years ended December 31, 2021 and 2020, was as follows:

	Year Ended December 31,
	2021	2020
	(dollars in millions)
Net earnings (loss) attributable to Quad common shareholders	$37.8	$(128.3)
Interest expense	59.6	68.8
Income tax expense	9.5	0.3
Depreciation and amortization	157.3	181.6
EBITDA (non-GAAP)	$264.2	$122.4
Restructuring, impairment and transaction-related charges	18.9	124.1
Loss from discontinued operations, net of tax	—	21.9
Net pension income	(14.5)	(10.5)
Gains from sale and leaseback	(24.5)	—
Loss on debt extinguishment	0.7	1.8
Other (1)	1.2	0.7
Adjusted EBITDA (non-GAAP)	$246.0	$260.4
______________________________
(1)Other is comprised of equity in loss of unconsolidated entity, Adjusted EBITDA for unconsolidated equity method investments and net earnings (loss) attributable to noncontrolling interests.

The Debt Leverage Ratio, at December 31, 2021, decreased 0.81x to 2.54x compared to December 31, 2020, primarily due to a $249.2 million decrease in debt and finance lease obligations, partially offset by a $14.4 million decrease in Adjusted EBITDA. The Debt Leverage Ratio, at December 31, 2021, is above management’s desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company expects to operate above the Debt Leverage Ratio target range due to the ongoing supply chain shortages. The Company will also operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Description of Significant Outstanding Debt Obligations as of December 31, 2021

As of December 31, 2021, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦$432.5 million revolving credit facility (no outstanding balance as of December 31, 2021); and

◦$825.0 million Term Loan A ($575.4 million outstanding as of December 31, 2021);

•Senior Unsecured Notes ($211.5 million outstanding as of December 31, 2021); and

•Master Note and Security Agreement ($7.2 million outstanding as of December 31, 2021).

Senior Secured Credit Facility

On April 28, 2014, the Company entered into its Senior Secured Credit Facility, which included a revolving credit facility, Term Loan A and Term Loan B. The Company completed the fourth amendment to the Senior Secured Credit Facility on June 29, 2020. The Senior Secured Credit Facility was amended to (a) provide for certain financial covenant relief through the fiscal quarter ended September 30, 2021 (the Covenant Relief Period); (b) reduce the aggregate amount of the existing revolving credit facility from $800.0 million to $500.0 million; (c) make certain adjustments to pricing such as the addition of a 0.75% LIBOR floor; and (d) prohibit repurchases of capital stock and payments of cash dividends during the Covenant Relief Period. Certain amendments were also made to the quarterly financial covenants to which the Company is subject.

The Company completed the fifth amendment to the Senior Secured Credit Facility on November 2, 2021. The Senior Secured Credit Facility was amended to (a) reduce the aggregate amount of the existing revolving credit facility from $500.0 million to $432.5 million, and extend the maturity of a portion of the revolving credit facility such that $90.0 million under the revolving credit facility is due on the existing maturity date of January 31, 2024 (the “Existing Maturity Date”) and $342.5 million under the revolving credit facility is due on November 2, 2026 (the “Extended Maturity Date”); (b) extend the maturity of a portion of the existing term loan facility such that $91.5 million of such term loan facility is due on the Existing Maturity Date and $483.9 million is due on the Extended Maturity Date; (c) make certain adjustments to pricing, including an increase of 0.50% to the interest rate margin applicable to the loans maturing on the Extended Maturity Date; (d) modify certain financial and operational covenants; and (e) modify the interest rate provisions relating to the phase-out of LIBOR as a reference rate.

Borrowings under the revolving credit facility and Term Loan A made under the Senior Secured Credit Facility bear interest at 2.75% in excess of reserve adjusted LIBOR, or 1.75% in excess of an alternate base rate with a LIBOR floor of 0.75% for the extended tranche and bear interest at 2.50% in excess of reserve adjusted LIBOR, or 1.50% in excess of an alternate base rate with a LIBOR floor of 0.75% for the non-extending tranche.

At December 31, 2021, the Company had no outstanding borrowings on the revolving credit facility, and had $35.8 million of issued letters of credit, leaving up to $396.7 million available for future borrowings. The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

Senior Unsecured Notes

The Company issued $300.0 million aggregate principal amount of its Senior Unsecured Notes due May 1, 2022, on April 28, 2014, of which $211.5 million is outstanding as of December 31, 2021. The Senior Unsecured Notes bear interest at 7.0%, and interest is payable semi-annually. The Company received $294.8 million in net proceeds from the sale of the Senior Unsecured Notes, after deducting the initial purchasers’ discounts and commissions.

During the year ended December 31, 2021, the Company repurchased $27.2 million of its outstanding Senior Unsecured Notes in the open market, resulting in a net loss on debt extinguishment of $0.5 million. During the year ended December 31, 2020, the Company repurchased $4.7 million of its outstanding Senior Unsecured Notes in the open market, resulting in a net gain on debt extinguishment of $0.8 million. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were completed primarily to reduce interest expense.

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

Master Note and Security Agreement

On September 1, 1995, and as last amended on November 24, 2014, the Company entered into its Master Note and Security Agreement pursuant to which the Company issued over time senior notes in an aggregate principal amount of $1.1 billion in various tranches, of which $7.2 million was outstanding as of December 31, 2021. The senior notes under the Master Note and Security Agreement had a weighted average interest rate of 7.81% at December 31, 2021, which is fixed to maturity, with interest payable semiannually. Principal payments commenced September 1997 and extend through April 2026 in various tranches. The notes are collateralized by certain United States press equipment under the terms of the Master Note and Security Agreement.

The Company redeemed $37.6 million of its senior notes under the Master Note and Security Agreement, at par (the outstanding principal balance as of the date of payment), during the year ended December 31, 2020. There was no direct gain or loss recognized as a result of the tender as all notes were redeemed at par; however, $0.2 million of unamortized debt issuance costs related to the tendered notes were recognized as a loss on debt extinguishment during the year ended December 31, 2020. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on the then current LIBOR rates.

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2021:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended December 31, 2021, the Company’s Total Leverage Ratio was 3.22 to 1.00).

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

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:

◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed (a) 3.50 to 1.00 for any fiscal quarter ending prior to December 31, 2023, and (b) 3.25 to 1.00 for any fiscal quarter ending on or after December 31, 2023 (other than, in the case of this clause (b), any fiscal quarter ending September 30 of any year, each of which shall be subject to a maximum Senior Secured Leverage Ratio not to exceed 3.50 to 1.00) (for the twelve months ended December 31, 2021, the Company’s Senior Secured Leverage Ratio was 1.68 to 1.00).

•Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2021, the Company’s Interest Coverage Ratio was 5.35 to 1.00).

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

The Company was in compliance with all financial covenants in its debt agreements as of December 31, 2021. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of December 31, 2021, was 3.22 to 1.00, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 1.68 to 1.00 and Total Net Leverage Ratio was 2.53 to 1.00, as of December 31, 2021.

Net Pension Obligations

The net underfunded pension and MEPPs obligations decreased by $40.9 million during the year ended December 31, 2021, from $92.3 million at December 31, 2020, to $51.4 million at December 31, 2021. This decrease in overall pension obligations was primarily due to a 40 basis point increase in the pension discount rate from 2.37% at December 31, 2020 to 2.77% at December 31, 2021, payments totaling $6.2 million made to the MEPPs and $1.6 million in employer pension contributions during the year ended December 31, 2021. The decrease was partially offset by an actual return on pension plan assets of 5.11% during the year ended December 31, 2021, which was below the expected return on plan assets assumption of 5.50%.

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

There were no shares of the Company’s class A stock repurchased during the years December 31, 2021 and 2020. As of December 31, 2021, there were $100.0 million of authorized repurchases remaining under the program.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Annual Report on Form 10-K.

Contractual Obligations and Other Commitments

The Company’s contractual cash obligations at December 31, 2021, were as follows (in millions):

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Debt obligations(1)	$907.0	$277.4	$73.4	$164.2	$85.3	$306.7	$—
Operating lease obligations(2)	148.2	34.4	29.5	21.9	17.8	14.5	30.1
MEPPs withdrawal obligations(3)	45.0	6.1	6.1	4.1	3.9	3.9	20.9
Pension benefit obligations(4)	4.2	1.7	0.7	0.6	0.6	0.6	—
Finance lease obligations(5)	3.4	1.9	0.8	0.4	0.3	—	—
Purchase obligations(6)	21.4	14.9	2.9	2.1	1.3	0.2	—
Total(7)(8)	$1,129.2	$336.4	$113.4	$193.3	$109.2	$325.9	$51.0
______________________________
(1)Debt obligations include $97.4 million for anticipated future interest payments, including $5.2 million of estimated interest payments from the interest rate swaps, and excludes $9.1 million for future amortization of debt issuance costs. During 2021, the Company paid in advance $35.7 million on its Term Loan A for the year ended December 31, 2022. The Company also paid in advance $62.4 million of required amortization payments on its Term Loan A for the year ended December 31, 2023.

(2)Operating lease obligations include $20.3 million for anticipated future interest payments.

(3)MEPPs withdrawal obligations include $12.8 million for anticipated future interest payments. See Note 16, “Employee Retirement Plans,” to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of the MEPPs withdrawal liability.

(4)For the pension benefit obligations, contributions and benefit payments to be funded from Company assets included in the table have been actuarially estimated over a five year period. While benefit payments under these benefit plans are expected to continue beyond 2026, the Company believes that an estimate beyond this period is unreasonable.

(5)Finance lease obligations include $0.2 million for anticipated future interest payments.

(6)Purchase obligations consist primarily of $10.0 million in firm commitments to purchase press and finishing equipment and $11.4 million of other purchase obligations.

(7)The contractual obligations table above does not include reserves for uncertain tax positions recorded in accordance with the accounting guidance on uncertainties in income taxes. The Company has taken tax positions for which the ultimate amount and the year(s) any necessary payments will be made that pertain to those tax positions is uncertain. The reserve for uncertain tax positions prior to interest and penalties was $11.7 million as of December 31, 2021, of which $6.5 million was included in deferred income taxes and $5.2 million was included in other long-term liabilities.

(8)The contractual obligations table above does not include the share repurchase program as no repurchases are required under the program. See the “Share Repurchase Program” section above for further discussion, including the maximum potential cash payments under the program.

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

Based on the assessments completed during the years ended December 31, 2021, and 2020, the Company recognized property, plant and equipment impairment charges from continuing operations of $2.8 million and $64.1 million, respectively, primarily related to facility consolidations, as well as other capacity reduction and strategic divestiture activities. There were no finite-lived intangible asset impairment charges recorded during the years ended December 31, 2021 and 2020.

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

	Year Ended
Statement of Operations Financial Information	December 31, 2021	December 31, 2020
Net sales	$2,673.0	$2,660.6
Cost of sales	2,156.2	2,114.4
Gross Profit	516.8	546.2

Net earnings (loss) from continuing operations	54.5	(106.5)
Loss from discontinued operations, net of tax	—	(21.9)
Net earnings (loss)	54.5	(128.4)
Less: net earnings (loss) attributable to noncontrolling interests	—	(0.2)
Net earnings (loss) attributable to Quad common shareholders	$54.5	$(128.2)

Balance Sheet Financial Information	December 31, 2021	December 31, 2020
Total current assets	$703.1	$580.0
Total long-term assets	1,402.4	1,555.5
Total current liabilities	843.6	598.1
Total long-term liabilities	783.1	1,143.3
Noncontrolling interests	—	0.7

Included in long-term assets in the table above are $0.9 million and $11.6 million of current intercompany loan receivables due to Quad from the Non-Guarantor Subsidiaries as of December 31, 2021 and 2020, respectively. Also included in long-term assets are $435.1 million and $428.8 million of intercompany investments by Quad and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries. Included in current liabilities are $3.3 million and $2.9 million of current intercompany payables due to the Non-Guarantor Subsidiaries from Quad and the Guarantor Subsidiaries as of December 31, 2021 and 2020, respectively.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at December 31, 2021, was primarily comprised of $575.4 million outstanding on the Term Loan A. As of December 31, 2021, there was no outstanding balance on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into a $250.0 million interest rate swap in February 2017 and a $130.0 million interest rate swap in March 2019, and has classified $380.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $380.0 million interest rate swap of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $196.5 million at a current weighted average interest rate of 3.2% and fixed rate debt and finance leases outstanding of $607.2 million at a current weighted average interest rate of 5.4% as of December 31, 2021. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. In addition, a hypothetical 10% change in market interest rates would not have a material impact on the fair value of fixed rate debt at December 31, 2021.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s consolidated balance sheets. As of December 31, 2021, the Company’s foreign subsidiaries (excluding Argentina due to the economy’s status as highly inflationary) had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $34.6 million. The potential decrease in net current assets as of December 31, 2021, from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $3.5 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

The Company has considered the economy in Argentina to be highly inflationary, effective June 30, 2018. In accordance with Accounting Standards Codification 830 - Foreign Currency Matters, a highly inflationary economy is one that has experienced cumulative inflation of approximately 100 percent or more over a three-year period. An entity is required to apply the revised accounting guidance in the reporting period following when the economy was deemed to be highly inflationary. As a result of this classification, the functional currency of the Company's Argentina subsidiaries was changed from the local currency to the U.S. Dollar, beginning July 1, 2018, and impacts from the change in the value of the local currency for monetary assets and liabilities is now reflected in the consolidated statements of operations. Due to the Argentina economy classification as highly inflationary, the impact from foreign currency losses was $0.6 million and $5.9 million during the years ended December 31, 2021 and 2020, respectively, and was recorded in restructuring, impairment and transaction-related charges in the consolidated statements of operations. The Company’s operations in Argentina represented less than 1.0% of total consolidated assets as of December 31, 2021, and less than 1.0% of total consolidated net sales for the year ended December 31, 2021.

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $28.2 million as of December 31, 2021.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the year ended December 31, 2021, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions, including the impacts from the COVID-19 pandemic, could result in significant future charges. The Company is continuing to actively monitor the situation and related risks around the COVID-19 pandemic.

Commodity Risk

The primary raw materials that the Company uses in its print business are paper, ink and energy. At this time, the Company’s supply of raw materials are available from numerous vendors; however, based on market conditions, the current supply is under pressure due to supply chain shortages and higher than expected inflation. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the procurement process. The price of such raw materials has fluctuated over time and has caused fluctuations in the Company’s net sales and cost of sales. This volatility may continue and the Company may experience increases in the costs of its raw materials in the future as prices in the overall paper, ink and energy markets are expected to remain beyond its control. The price and availability of paper may also be adversely affected by paper mills’ permanent or temporary closures, and mills’ access to raw materials, conversion to produce other types of paper, and ability to transport paper produced.

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

The Company produces the majority of ink used in its print production, allowing it to control the quality, cost and supply of key inputs. Raw materials for the ink manufacturing process are purchased externally from a variety of vendors. The price and availability of ink and ink components may be adversely affected by the availability of component raw materials, labor and transportation.

The Company generally cannot pass on to clients the impact of higher electric and natural gas energy prices on its manufacturing costs, and increases in energy prices result in higher manufacturing costs for certain of its operations. The Company mitigates its risk through natural gas hedges when appropriate. In its logistics operations, however, the Company is able to pass a substantial portion of any increase in fuel prices directly to its clients.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quad/Graphics, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company has various products and service lines which have differing levels of involvement of management judgment and timing of revenue recognition.
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
February 23, 2022

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Quad/Graphics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Quad/Graphics, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 23, 2022

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2021	2020
Net sales
Products	$2,247.1	$2,228.7
Services	713.3	700.9
Total net sales	2,960.4	2,929.6
Cost of sales
Products	1,861.0	1,831.5
Services	528.9	503.3
Total cost of sales	2,389.9	2,334.8
Operating expenses
Selling, general and administrative expenses	326.0	335.1
Gains from sale and leaseback	(24.5)	—
Depreciation and amortization	157.3	181.6
Restructuring, impairment and transaction-related charges	18.9	124.1
Total operating expenses	2,867.6	2,975.6
Operating income (loss) from continuing operations	92.8	(46.0)
Interest expense	59.6	68.8
Net pension income	(14.5)	(10.5)
Loss on debt extinguishment	0.7	1.8
Earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of unconsolidated entity	47.0	(106.1)
Income tax expense	9.5	0.3
Earnings (loss) from continuing operations before equity in (earnings) loss of unconsolidated entity	37.5	(106.4)
Equity in (earnings) loss of unconsolidated entity	(0.3)	0.2
Net earnings (loss) from continuing operations	37.8	(106.6)
Loss from discontinued operations, net of tax	—	(21.9)
Net earnings (loss)	37.8	(128.5)
Less: net loss attributable to noncontrolling interests	—	(0.2)
Net earnings (loss) attributable to Quad common shareholders	$37.8	$(128.3)

Earnings (loss) per share attributable to Quad common shareholders
Basic:
Continuing operations	$0.74	$(2.10)
Discontinued operations	—	(0.43)
Basic earnings (loss) per share attributable to Quad common shareholders	$0.74	$(2.53)

Diluted:
Continuing operations	$0.71	$(2.10)
Discontinued operations	—	(0.43)
Diluted earnings (loss) per share attributable to Quad common shareholders	$0.71	$(2.53)

Weighted average number of common shares outstanding
Basic	51.3	50.6
Diluted	53.0	50.6
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2021	2020
Net earnings (loss)	$37.8	$(128.5)

Other comprehensive income (loss)
Translation adjustments
Foreign currency translation adjustments	(8.2)	0.9
Translation of long-term loans to foreign subsidiaries	(1.1)	(0.7)
Total translation adjustments	(9.3)	0.2

Reclassification of foreign currency translation adjustments	(2.7)	—

Interest rate swap adjustments	7.1	(7.5)

Pension benefit plan adjustments
Net gain arising during period	20.4	3.2
Settlement charge on pension benefit plans included in net earnings (loss)	0.9	0.1
Total pension benefit plan adjustments	21.3	3.3

Other comprehensive income (loss), before tax	16.4	(4.0)

Income tax impact related to items of other comprehensive income (loss)	(6.3)	(0.1)

Other comprehensive income (loss), net of tax	10.1	(4.1)

Total comprehensive income (loss)	47.9	(132.6)

Less: comprehensive loss attributable to noncontrolling interests	—	(0.2)

Comprehensive income (loss) attributable to Quad common shareholders	$47.9	$(132.4)
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$179.9	$55.2
Receivables, less allowances for credit losses of $28.2 million at December 31, 2021, and $33.8 million at December 31, 2020	362.0	399.1
Inventories	226.2	170.2
Prepaid expenses and other current assets	41.0	54.7
Total current assets	809.1	679.2
Property, plant and equipment—net	727.0	884.2
Operating lease right-of-use assets—net	125.7	81.0
Goodwill	86.4	103.0
Other intangible assets—net	75.3	104.3
Equity method investment in unconsolidated entity	—	2.6
Other long-term assets	66.5	73.4
Total assets	$1,890.0	$1,927.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$367.3	$320.0
Other current liabilities	314.3	310.8
Short-term debt and current portion of long-term debt	245.6	20.7
Current portion of finance lease obligations	1.8	2.8
Current portion of operating lease obligations	28.1	28.4
Total current liabilities	957.1	682.7
Long-term debt	554.9	902.7
Finance lease obligations	1.4	2.0
Operating lease obligations	99.8	54.5
Deferred income taxes	11.9	4.2
Other long-term liabilities	128.1	196.8
Total liabilities	1,753.2	1,842.9
Commitments and contingencies (Note 11)
Shareholders’ equity (Note 19)
Preferred stock, $0.01 par value; Authorized: 0.5 million shares; Issued: None	—	—
Common stock, Class A, $0.025 par value; Authorized: 105.0 million shares; Issued: 41.7 million shares at December 31, 2021, and 40.4 million shares at December 31, 2020	1.0	1.0
Common stock, Class B, $0.025 par value; Authorized: 80.0 million shares; Issued: 13.5 million shares at December 31, 2021 and 2020	0.4	0.4
Common stock, Class C, $0.025 par value; Authorized: 20.0 million shares; Issued: 0.5 million shares at December 31, 2021 and 2020	—	—
Additional paid-in capital	839.3	833.1
Treasury stock, at cost, 1.4 million shares at December 31, 2021, and 0.8 million shares at December 31, 2020	(14.9)	(13.1)
Accumulated deficit	(527.8)	(566.0)
Accumulated other comprehensive loss	(161.2)	(171.3)
Quad’s shareholders’ equity	136.8	84.1
Noncontrolling interests	—	0.7
Total shareholders’ equity and noncontrolling interests	136.8	84.8
Total liabilities and shareholders’ equity	$1,890.0	$1,927.7
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net earnings (loss)	$37.8	$(128.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	157.3	181.6
Impairment charges	34.9	75.6
Reclassification of foreign currency translation adjustments	(2.7)	—
Settlement charges on pension plans	0.9	—
Amortization of debt issuance costs and original issue discount	3.0	2.6
Loss on debt extinguishment	0.7	1.8
Stock-based compensation	6.2	10.6
Gain on the sale or disposal of property, plant and equipment	(49.0)	(1.8)
(Gain) loss on the sale of businesses	(20.9)	3.5
Gain from property insurance claims	(13.4)	(4.7)
Deferred income taxes	5.3	48.5
Equity in (earnings) loss of unconsolidated entity	(0.3)	0.2
Changes in operating assets and liabilities—net of acquisitions and divestitures:
Receivables	12.7	72.8
Inventories	(58.3)	45.8
Prepaid expenses and other current assets	8.1	0.2
Accounts payable and other current liabilities	49.0	(90.5)
Other	(34.8)	(27.5)
Net cash provided by operating activities	136.5	190.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(50.0)	(61.0)
Cost investment in unconsolidated entities	(1.4)	(0.5)
Proceeds from the sale of property, plant and equipment	126.3	7.4
Proceeds from the sale of businesses	39.7	61.3
Proceeds from property insurance claims	15.0	4.8
Acquisition of businesses—net of cash acquired	—	(2.2)
Other investing activities	(0.2)	(0.1)
Net cash provided by investing activities	129.4	9.7

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	15.9	1.0
Payments of long-term debt	(139.5)	(177.9)
Payments of finance lease obligations	(3.0)	(7.4)
Borrowings on revolving credit facilities	445.1	350.6
Payments on revolving credit facilities	(440.5)	(351.7)
Payments of debt issuance costs and financing fees	(5.9)	(2.7)
Change in ownership of noncontrolling interests	(1.9)	(22.4)
Equity awards redeemed to pay employees’ tax obligations	(1.1)	(1.0)
Payment of cash dividends	(1.4)	(9.5)
Other financing activities	(8.6)	(2.6)
Net cash used in financing activities	(140.9)	(223.6)
Effect of exchange rates on cash and cash equivalents	(0.3)	0.2
Net increase (decrease) in cash and cash equivalents	124.7	(23.5)
Cash and cash equivalents at beginning of year	55.2	78.7
Cash and cash equivalents at end of year	$179.9	$55.2
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at January 1, 2020	54.3	$1.4	$847.4	(1.6)	$(31.5)	$(429.8)	$(167.2)	$220.3	$17.7
Net loss	—	—	—	—	—	(128.3)	—	(128.3)	(0.2)
Change in ownership of noncontrolling interests	—	—	(5.4)	—	—	—	—	(5.4)	(16.8)
Foreign currency translation adjustments	—	—	—	—	—	—	0.2	0.2	—
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	3.3	3.3	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	(7.6)	(7.6)	—
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(7.9)	—	(7.9)	—
Stock-based compensation	—	—	10.7	—	—	—	—	10.7	—
Issuance of share-based awards, net of other activity	0.1	—	(19.6)	1.0	19.4	—	—	(0.2)	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.0)	—	—	(1.0)	—
Balance at December 31, 2020	54.4	$1.4	$833.1	(0.8)	$(13.1)	$(566.0)	$(171.3)	$84.1	$0.7
Net earnings	—	—	—	—	—	37.8	—	37.8	—
Change in ownership of noncontrolling interests	—	—	(0.9)	—	—	—	—	(0.9)	(0.7)
Foreign currency translation adjustments	—	—	—	—	—	—	(9.6)	(9.6)	—
Reclassification of foreign currency translation adjustments	—	—	—	—	—	—	(2.7)	(2.7)	—
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	16.8	16.8	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	5.6	5.6	—
Accrual reversal for cash dividends declared	—	—	—	—	—	0.4	—	0.4	—
Stock-based compensation	—	—	6.2	—	—	—	—	6.2	—
Issuance of share-based awards, net of other activity	1.3	—	0.9	(0.4)	(0.7)	—	—	0.2	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.1)	—	—	(1.1)	—
Balance at December 31, 2021	55.7	$1.4	$839.3	(1.4)	$(14.9)	$(527.8)	$(161.2)	$136.8	$—
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—As a worldwide marketing solutions partner, Quad leverages its more than 50-year heritage of platform excellence, innovation, strong culture and social purpose to create a better way for its clients, employees and communities. The Company’s integrated marketing platform removes friction throughout the marketing process thereby helping brands and marketers reduce complexity, increase efficiency and enhance marketing spend effectiveness. Quad provides its clients with a complete through-the-line marketing offering, providing unmatched scale for on-site services and expanded subject expertise in marketing strategy, creative solutions, media deployment and marketing management services. With a client-centric approach that drives the Company to continuously hone and evolve its offering, combined with leading-edge technology, advanced data and analytics and single-source simplicity, the Company has the resources and knowledge to help a wide variety of clients target, more deeply engage and grow audiences in multiple verticals, including those in established and emerging industries, such as retail, publishing, consumer technology, consumer packaged goods, financial services, insurance, healthcare and direct-to-consumer.

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

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries and have been prepared in accordance with GAAP. The results of operations and accounts of businesses acquired are included in the consolidated financial statements from the dates of acquisition (see Note 3, “Strategic Investments”).

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

Discontinued Operations—The results of operations of the Company’s Book business have been reported as discontinued operations for the year ended December 31, 2020, in accordance with Accounting Standards Codification (“ASC”) 205-20 — Discontinued Operations. The sale of the Book business was completed during 2020. The financial information pertaining to discontinued operations has been excluded from all relevant notes to the consolidated financial statements, unless otherwise noted. See all required disclosures and further information in Note 4, “Discontinued Operations” for information about the Company’s sale of its Book business.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into United States dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of shareholders’ equity, while transaction gains and losses are recorded in selling, general and administrative expenses on the consolidated statements of operations. Foreign exchange transactions resulted in losses of $2.9 million during the year ended December 31, 2021 and losses of $2.0 million during the year ended December 31, 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company had a 49% interest in Plural, a commercial printer based in São Paulo, Brazil, as of December 31, 2021. The Company accounts for this entity using the equity method of accounting. The Company’s equity in the (earnings) loss of Plural’s operations was recorded in equity in (earnings) loss of unconsolidated entity in the Company’s consolidated statements of operations, and was included within the International segment. Distributions received from equity method investees follow the nature of the distribution approach, where each distribution is evaluated on the basis of the source of the payment and is classified as either operating cash inflows or investing cash inflows. In January 2022, the Company sold its investment in Plural. As a result of the planned sale, the Company recorded a $32.1 million impairment charge during the year ended December 31, 2021. Quad had no other significant unconsolidated entities as of December 31, 2021.

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

Research and Development—Research and development costs related to the development of new products or the adaptation of existing products are expensed as incurred, included in cost of sales and totaled $3.1 million and $3.0 million during the years ended December 31, 2021 and 2020, respectively.

Cash and Cash Equivalents and Restricted Cash—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Receivables—Receivables are stated net of allowances for credit losses. No single customer comprised more than 5% of the Company’s consolidated net sales in 2021 or 2020, or 5% of the Company’s consolidated receivables as of December 31, 2021 or 2020. On January 1, 2020, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. This new impairment model, also known as the current expected credit loss (“CECL”) model, is based on expected losses rather than incurred losses. Under ASC 326—Financial Instruments—Credit Losses (“ASC 326”), the Company is required to measure expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts. See Note 7, “Receivables,” for further discussion on the transactions affecting the allowances for doubtful accounts.

Inventories—Inventories include material, labor, and plant overhead and are stated at the lower of cost or net realizable value. At December 31, 2021 and 2020, all inventories were valued using the first-in, first-out method. See Note 8, “Inventories,” for the components of the Company’s inventories.

Leases—Leases are accounted for under the right-of-use model, which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. See Note 13, “Leases,” for additional accounting policies.

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

The Company has previously participated in MEPPs as a result of the acquisition of World Color Press. Due to the significant underfunded status of the MEPPs, the Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan, which is the form of retirement benefit provided to Quad’s employees. As a result of the decision to withdraw, the Company recorded a withdrawal liability for the MEPPs as part of the World Color Press

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
purchase price allocation process based on information received from the MEPPs’ trustees. See Note 16, “Employee Retirement Plans,” for further discussion.

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

COVID-19 Pandemic Impacts and Response - The COVID-19 pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations, supply chain and raw materials availability, although the full extent is still uncertain. Throughout the pandemic, the Company implemented cost reduction and cash conservation initiatives in response to the pandemic’s impact on its business. The Company also amended its Senior Secured Credit Facility during the second quarter of 2020 to provide for certain financial covenant relief through the fiscal quarter ended September 30, 2021. With ongoing advancements against the COVID-19 pandemic, the effects on the Company have lessened from previous periods, particularly from the heavily impacted second and third quarters of 2020. The Company continues to evaluate the impact and may implement additional cost reduction measures as necessary. The COVID-19 pandemic has weakened demand for the Company’s products and services, which has resulted in a decline in sales, and it remains uncertain what impact this weakened demand will have on future sales once conditions continue to further improve. The pandemic has also disrupted the Company’s supply chain and resulted in rising inflationary cost pressures within the Company’s raw materials, distribution and labor. The ultimate impact of COVID-19 on the Company’s business, financial condition, cash flows, results of operations, supply chain and raw materials availability, will depend on future developments, including the duration of the pandemic and the related length of its impact on the global economy, all of which are still uncertain.

Supplemental Cash Flow Information—The following table summarizes certain supplemental cash flow information for the years ended December 31, 2021 and 2020:

	2021	2020
Interest paid, net of amounts capitalized	$41.8	$52.3
Income taxes paid	4.3	2.7
Non-cash finance lease additions	1.4	1.4
Non-cash operating lease additions	74.6	15.0
Acquisitions of businesses:
Fair value of assets acquired, net of cash	—	5.0
Liabilities assumed	—	(2.8)
Acquisition of businesses—net of cash acquired	$—	$2.2

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the years ended December 31, 2021 and 2020:

	United States Print and Related Services	International	Total
Year ended December 31, 2021
Catalog, publications, retail inserts and directories	$1,368.6	$231.5	$1,600.1
Direct mail and other printed products	558.9	78.8	637.7
Other	8.3	1.0	9.3
Total Products	1,935.8	311.3	2,247.1
Logistics services	345.8	19.5	365.3
Imaging, marketing services and other services	347.0	1.0	348.0
Total Services	692.8	20.5	713.3
Total Net Sales	$2,628.6	$331.8	$2,960.4

Year ended December 31, 2020
Catalog, publications, retail inserts and directories	$1,402.0	$230.0	$1,632.0
Direct mail and other printed products	538.3	53.3	591.6
Other	3.7	1.4	5.1
Total Products	1,944.0	284.7	2,228.7
Logistics services	357.2	17.2	374.4
Imaging, marketing services and other services	326.4	0.1	326.5
Total Services	683.6	17.3	700.9
Total Net Sales	$2,627.6	$302.0	$2,929.6

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

The Company recognizes its Print revenues upon transfer of title and the passage of risk of loss, which is point-in-time upon shipment to the customer, and when there is a reasonable assurance as to collectability. Revenues related to the Company’s logistics operations, which includes the delivery of printed material, are included in the Print performance obligation and are also recognized at point-in-time as services are completed. Under agreements with certain customers, products may be stored by the Company for future delivery. In these situations, the Company may receive warehouse management fees for the services it provides. Revenue from warehouse management fees was immaterial for the years ended December 31, 2021 and 2020.

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

Costs to Obtain Contracts

In accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”), the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a customer contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the customer at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the year ended December 31, 2021, was as follows:

Costs to Obtain Contracts
Balance at January 1, 2021	$8.7
Costs to obtain contracts	0.2
Amortization of costs to obtain contracts	(3.8)
Balance at December 31, 2021	$5.1

Practical Expedients

The Company has elected to apply the following practical expedients allowed under ASC 606:
•For certain performance obligations related to print contracts, the Company has elected not to disclose the value of unsatisfied performance obligations for the following: (1) contracts that have an original expected length of one year or less; (2) contracts where revenue is recognized as invoiced; or (3) contracts with variable consideration related to unsatisfied performance obligations. The Company had no volume commitments in contracts that extend beyond one year as of December 31, 2021.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 3. Strategic Investments

Changes of Ownership in Rise Interactive

On June 15, 2020, the Company purchased units of equity in Rise from a previous holder in the form of a $15.9 million note payable paid in full on October 1, 2020, and $1.0 million cash paid on June 15, 2020. In addition, on June 15, 2020, Rise purchased and retired units of equity from previous holders of Rise for $5.4 million in cash. These transactions resulted in the Company’s ownership interest changing from 57% to 99%. On April 30, 2021, Rise purchased and retired units of equity from previous holders of Rise for $1.9 million in cash. This transaction resulted in the Company’s ownership interest changing from 99% to 100%. The Company began consolidating the results of Rise in the Company’s consolidated financial statements when its equity ownership increased to 57% on March 14, 2018. The portion of Rise’s operating results not owned by the Company of 43% through June 15, 2020 and of 1% from June 15, 2020 through April 30, 2021, was recorded as net earnings (loss) attributable to noncontrolling interests on the consolidated statement of operations. The portion of net assets not owned by the Company was recorded as noncontrolling interests as of the December 31, 2020 consolidated balance sheet.

Note 4. Discontinued Operations

During the third quarter of 2019, the Company made a decision to sell its United States Book business as a part of an ongoing process to review its business portfolio and divest assets not core to the Company’s transformation strategy. Accordingly, the Company has classified the Book business as a discontinued operation, as required by ASC 205-20 — Discontinued Operations. The Book business primarily consisted of three facilities: Versailles, Kentucky; Fairfield, Pennsylvania; and Martinsburg, West Virginia. The Company’s Book business has historically been included within the United States Print and Related Services segment and the Core Print and Related Services reporting unit.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following table summarizes the results of operations of the Company’s Book business, which is included in the loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2020.

For The Year Ended December 31, 2020
Total net sales	$79.4
Total cost of sales, excluding depreciation and amortization	80.4
Selling, general and administrative expenses	4.2
Depreciation and amortization	—
Restructuring, impairment and transaction-related charges (1)	16.4
Goodwill impairment	—
Other expenses, net	0.3
Loss from discontinued operations before income taxes	(21.9)
Income tax benefit	—
Loss from discontinued operations, net of tax	$(21.9)
______________________________
(1)The Company recognized $11.5 million of impairment charges for tangible property, plant and equipment during the year ended December 31, 2020, to reduce the carrying value of the Book business to its fair value, and recognized $2.2 million in employee termination charges and $2.7 million in other restructuring charges during the year ended December 31, 2020.

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the Book business during the the year ended December 31, 2020 was as follows:

For The Year Ended December 31, 2020
Cash flows used in operating activities	$(3.9)
Cash flows provided by investing activities	19.6

Note 5. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the years ended December 31, 2021 and 2020, as follows:

	2021	2020
Employee termination charges	$9.9	$34.7
Impairment charges	34.9	64.1
Transaction-related charges	0.6	1.4
Integration costs	—	1.9
Other restructuring charges	(26.5)	22.0
Total	$18.9	$124.1

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

•Integration costs are incurred primarily for the integration of acquired companies.

•Other restructuring charges (income) are comprised of the following components and are presented net of any gains on the sale of facilities and businesses. During the year ended December 31, 2021, the Company recognized gains from the sale of the facilities located in Riverside, California, Oklahoma City, Oklahoma, and Fernley, Nevada. During the year ended December 31, 2020, the Company recognized gains from the sale of the facilities located in Midland, Michigan and Shakopee, Minnesota. The Company also recognized a $20.9 million gain on the sale of a business and a $2.7 million gain from the reclassification of foreign currency translation adjustments during the year ended December 31, 2021, and a $2.9 million loss on the sale of a business during the year ended December 31, 2020, which are included within other restructuring activities below. The components of other restructuring charges (income) consisted of the following during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Vacant facility carrying costs and lease exit charges	$19.8	$11.5
Equipment and infrastructure removal costs	1.6	1.1
Gains on the sale of facilities	(24.8)	(1.6)
Other restructuring activities	(23.1)	11.0
Other restructuring charges (income)	$(26.5)	$22.0

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $34.9 million during the year ended December 31, 2021, which consisted of $2.8 million, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities, including $32.1 million of impairment charges related to the Company’s investment in Plural.

The Company recognized impairment charges of $64.1 million during the year ended December 31, 2020, which consisted of $22.1 million of impairment charges primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities; and $42.0 million of land and building impairment charges.

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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. The Company recognized transaction-related charges of $0.6 million and $1.4 million during the years ended December 31, 2021 and 2020, respectively.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the years ended December 31, 2021 and 2020, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges (Income)	Integration Costs	Other Restructuring Charges	Total
Balance at January 1, 2020	$9.9	$—	$0.8	$0.2	$13.6	$24.5
Expense, net	34.7	64.1	1.4	1.9	22.0	124.1
Cash payments, net	(29.7)	—	(1.7)	(2.1)	(10.5)	(44.0)
Non-cash adjustments/reclassifications	(0.3)	(64.1)	—	—	0.7	(63.7)
Balance at December 31, 2020	$14.6	$—	$0.5	$—	$25.8	$40.9
Expense (income), net	9.9	34.9	0.6	—	(26.5)	18.9
Cash payments, net	(19.0)	—	(0.7)	—	(13.3)	(33.0)
Non-cash adjustments/reclassifications	(0.8)	(34.9)	—	—	64.2	28.5
Balance at December 31, 2021	$4.7	$—	$0.4	$—	$50.2	$55.3

The Company’s restructuring reserves at December 31, 2021, included a short-term and a long-term component. The short-term portion included $47.5 million in other current liabilities (see Note 10, “Other Current and Long-Term Liabilities”) and $1.7 million in accounts payable in the consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $6.1 million was included in other long-term liabilities (see Note 10, “Other Current and Long-Term Liabilities”) in the consolidated balance sheets.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Due to the Company’s decision to sell its third-party logistics business on June 30, 2021, goodwill included in the carrying amount of the third-party logistics business sold of $16.6 million was determined based on the relative fair value of the third-party logistics business and the portion of the Core Print and Related Services reporting unit retained. When only a portion of goodwill is allocated to a business to be sold, an interim goodwill impairment test was completed on the remaining $86.4 million of goodwill in the Core Print and Related Services reporting unit. No impairment was recorded as a result of the interim impairment test.

The Company completed its annual impairment test as of October 31, 2021, and identified no indicators of impairment in any of the Company's reporting units during the year ended December 31, 2021. Fair value was determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 15, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs).

No goodwill impairment charges were recorded related to the Company’s continuing operations during the years ended December 31, 2021 or 2020. The accumulated goodwill impairment losses and the carrying value of goodwill from continuing operations at December 31, 2021 and 2020, were as follows:

	December 31, 2021			December 31, 2020
	United States Print and Related Services	International	Total	United States Print and Related Services	International	Total
Goodwill	$864.7	$30.0	$894.7	$881.3	$30.0	$911.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)	(778.3)	(30.0)	(808.3)
Goodwill, net of accumulated goodwill impairment loss	$86.4	$—	$86.4	$103.0	$—	$103.0

Activity impacting goodwill for the year ended December 31, 2021, was as follows:

	United States Print and Related Services	International	Total
Balance at January 1, 2021	$103.0	$—	$103.0
Sale of third-party logistics business	(16.6)	—	(16.6)
Balance at December 31, 2021	$86.4	$—	$86.4

There was no activity impacting goodwill for the year ended December 31, 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Other Intangible Assets

The components of other intangible assets at December 31, 2021 and 2020, were as follows:

		December 31, 2021			December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	6	$68.1	$(50.7)	$17.4	$69.6	$(44.3)	$25.3
Capitalized software	5	19.2	(14.3)	4.9	17.3	(11.7)	5.6
Acquired technology	5	3.6	(1.2)	2.4	3.0	(0.5)	2.5
Customer relationships	6	560.1	(509.5)	50.6	561.9	(491.0)	70.9
Total finite-lived intangible assets		$651.0	$(575.7)	$75.3	$651.8	$(547.5)	$104.3

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the years ended December 31, 2021 and 2020.

Amortization expense for other intangible assets was $31.5 million and $39.1 million for the years ended December 31, 2021 and 2020, respectively. The following table outlines the estimated future amortization expense related to other intangible assets as of December 31, 2021:

Amortization Expense
2022	$30.4
2023	26.2
2024	15.1
2025	2.7
2026	0.9
Total	$75.3

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

The Company has recorded a credit loss expense of $1.3 million and $9.1 million during the years ended December 31, 2021 and 2020, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

Receivables are stated net of allowances for credit losses in the consolidated balance sheets. Based on the clients’ account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $28.2 million as of December 31, 2021, and $33.8 million as of December 31, 2020.

	2021	2020
Balance at beginning of year	$33.8	$25.0
Transition adjustment for adoption of ASU 2016-13	—	8.4
Balance at beginning of year, including transition adjustment	33.8	33.4
Provisions	1.3	9.1
Write-offs	(6.9)	(8.8)
Translation and other	—	0.1
Balance at end of year	$28.2	$33.8

Note 8. Inventories

The components of inventories at December 31, 2021 and 2020, were as follows:

	2021	2020
Raw materials and manufacturing supplies	$148.6	$90.9
Work in process	31.6	33.4
Finished goods	46.0	45.9
Total	$226.2	$170.2

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 9. Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2021 and 2020, were as follows:

	2021	2020
Land	$73.6	$97.6
Buildings	658.4	780.3
Machinery and equipment	2,883.7	3,094.1
Other(1)	181.9	183.2
Construction in progress	25.1	33.0
Property, plant and equipment—gross	3,822.7	4,188.2
Less: accumulated depreciation	(3,095.7)	(3,304.0)
Property, plant and equipment—net	$727.0	$884.2
______________________________
(1)Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

The Company recorded impairment charges of $2.8 million and $64.1 million during the years ended December 31, 2021 and 2020, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production, or due to other capacity reduction and strategic divestiture activities, to fair value (see Note 5, “Restructuring, Impairment and Transaction-Related Charges,” for further discussion on impairment charges).

The Company recognized depreciation expense for continuing operations of $125.8 million and $142.5 million for the years ended December 31, 2021 and 2020, respectively.

Assets Held for Sale from Continuing Operations

The Company considered certain closed facilities for held for sale classification in the consolidated balance sheets. Assets held for sale are carried at the lesser of original cost or fair value, less the estimated costs to sell. There were no assets held for sale as of December 31, 2021, and assets held for sale were $4.9 million as of December 31, 2020. The fair values were determined by the Company to be Level 3 under the fair value hierarchy (see Note 15, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs) and were estimated based on quoted market prices where available and independent appraisals, as appropriate. Assets held for sale were included in prepaid expenses and other current assets in the consolidated balance sheets.

Gains from Sale and Leaseback

On June 29, 2021, the Company executed a sale and leaseback of its Chalfont, Pennsylvania facility for net proceeds of $20.0 million, which resulted in a $13.7 million gain. The leaseback is for a term of seven years and was determined to be an operating lease. The leaseback resulted in a $9.4 million asset included in the operating lease right of use assets - net, current operating lease obligation of $1.1 million and operating lease obligation of $8.3 million in the consolidated balance sheet as of December 31, 2021.

On September 28, 2021, the Company executed a sale and leaseback of its West Allis, Wisconsin facility for net proceeds of $31.9 million, which resulted in a $10.8 million gain. The leaseback is for a term of ten years and was determined to be an operating lease. The leaseback resulted in a $22.7 million asset included in the operating lease right of use assets - net, current operating lease obligation of $1.6 million and operating lease obligation of $21.1 million in the consolidated balance sheet as of December 31, 2021.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 10. Other Current and Long-Term Liabilities

The components of other current and long-term liabilities at December 31, 2021 and 2020, were as follows:

	December 31, 2021			December 31, 2020
	Other Current Liabilities	Other Long-Term Liabilities	Total	Other Current Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities(1)	$128.8	$52.8	$181.6	$130.2	$69.1	$199.3
Single employer pension plan obligations	1.6	17.6	19.2	1.7	54.9	56.6
Multiemployer pension plans – withdrawal liability	3.8	28.4	32.2	3.5	32.2	35.7
Deferred Revenue	66.4	2.1	68.5	52.9	2.6	55.5
Tax-related liabilities	20.0	5.3	25.3	25.3	5.3	30.6
Restructuring liabilities	47.5	6.1	53.6	33.1	7.2	40.3
Interest and rent liabilities	2.8	—	2.8	3.6	—	3.6
Interest rate swap liabilities	0.7	4.4	5.1	—	14.4	14.4
Other	42.7	11.4	54.1	60.5	11.1	71.6
Total	$314.3	$128.1	$442.4	$310.8	$196.8	$507.6
______________________________
(1)Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers’ compensation.

Note 11. Commitments and Contingencies

Commitments

The Company had firm commitments of $10.0 million as of December 31, 2021, to purchase press and finishing equipment.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 12. Debt

The components of long-term debt at December 31, 2021 and 2020, were as follows:

	Weighted Average Interest Rate	2021	2020
Master note and security agreement	7.81%	$7.2	$15.6
Term loan A	3.29%	575.4	657.6
Revolving credit facility	3.34%	—	—
Senior unsecured notes	7.00%	211.5	238.7
International term loans	1.94%	5.3	10.7
International revolving credit facilities	1.68%	8.8	4.9
Other	5.95%	1.4	2.8
Debt issuance costs		(9.1)	(6.9)
Total debt		$800.5	$923.4
Less: short-term debt and current portion of long-term debt		(245.6)	(20.7)
Long-term debt		$554.9	$902.7

Description of Debt Obligations

Master Note and Security Agreement

On September 1, 1995, and as last amended on November 24, 2014, the Company entered into its Master Note and Security Agreement. As of December 31, 2021, the borrowings outstanding under the Master Note and Security Agreement were $7.2 million. The senior notes under the Master Note and Security Agreement had a weighted average interest rate of 7.81% at December 31, 2021, which is fixed to maturity, with interest payable semiannually. Principal payments commenced September 1997 and extend through April 2026 in various tranches. The notes are collateralized by certain United States press equipment under the terms of the Master Note and Security Agreement.

The Company redeemed $37.6 million of its senior notes under the Master Note and Security Agreement, at par (the outstanding principal balance as of the date of payment), during the year ended December 31, 2020. There was no direct gain or loss recognized as a result of the tender as all notes were redeemed at par; however, $0.2 million of unamortized debt issuance costs related to the tendered notes were recognized as a loss on debt extinguishment during the year ended December 31, 2020. All tendered senior notes under the Master Note and Security Agreement were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the tender. The tender was primarily completed to reallocate debt to the lower interest rate revolving credit facility and thereby reduce interest expense based on the then current LIBOR rates.

Senior Secured Credit Facility

On April 28, 2014, the Company entered into its Senior Secured Credit Facility, which included a revolving credit facility, Term Loan A and Term Loan B. The Company completed the fourth amendment to the Senior Secured Credit Facility on June 29, 2020. The Senior Secured Credit Facility was amended to (a) provide for certain financial covenant relief through the fiscal quarter ended September 30, 2021 (the Covenant Relief Period); (b) reduce the aggregate amount of the existing revolving credit facility from $800.0 million to $500.0 million; (c) make certain adjustments to pricing such as the addition of a 0.75% LIBOR floor; and (d) prohibit repurchases of capital stock and

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
payments of cash dividends during the Covenant Relief Period. Certain amendments were also made to the quarterly financial covenants to which the Company is subject.

The Company completed the fifth amendment to the Senior Secured Credit Facility on November 2, 2021. The Senior Secured Credit Facility was amended to (a) reduce the aggregate amount of the existing revolving credit facility from $500.0 million to $432.5 million, and extend the maturity of a portion of the revolving credit facility such that $90.0 million under the revolving credit facility is due on the existing maturity date of January 31, 2024 (the “Existing Maturity Date”) and $342.5 million under the revolving credit facility is due on November 2, 2026 (the “Extended Maturity Date”); (b) extend the maturity of a portion of the existing term loan facility such that $91.5 million of such term loan facility is due on the Existing Maturity Date and $483.9 million is due on the Extended Maturity Date; (c) make certain adjustments to pricing, including an increase of 0.50% to the interest rate margin applicable to the loans maturing on the Extended Maturity Date; (d) modify certain financial and operational covenants; and (e) modify the interest rate provisions relating to the phase-out of LIBOR as a reference rate.

Borrowings under the revolving credit facility and Term Loan A made under the Senior Secured Credit Facility bear interest at 2.75% in excess of reserve adjusted LIBOR, or 1.75% in excess of an alternate base rate with a LIBOR floor of 0.75% for the extended tranche and bear interest at 2.50% in excess of reserve adjusted LIBOR, or 1.50% in excess of an alternate base rate with a LIBOR floor of 0.75% for the non-extending tranche.

At December 31, 2021, the Company had no outstanding borrowings on the revolving credit facility, and had $35.8 million of issued letters of credit, leaving up to $396.7 million available for future borrowings. The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

Senior Unsecured Notes

The Company issued $300.0 million aggregate principal amount of its Senior Unsecured Notes due May 1, 2022, on April 28, 2014, of which $211.5 million is outstanding as of December 31, 2021. The Senior Unsecured Notes bear interest at 7.0%, and interest is payable semi-annually. The Company received $294.8 million in net proceeds from the sale of the Senior Unsecured Notes, after deducting the initial purchasers’ discounts and commissions.

During the year ended December 31, 2021, the Company repurchased $27.2 million of its outstanding Senior Unsecured Notes in the open market, resulting in a net loss on debt extinguishment of $0.5 million. During the year ended December 31, 2020, the Company repurchased $4.7 million of its outstanding Senior Unsecured Notes in the open market, resulting in a net gain on debt extinguishment of $0.8 million. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities and borrowings under its revolving credit facility to fund the repurchases. These repurchases were completed primarily to reduce interest expense.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
International Debt Obligations

The Company has two fixed rate, Euro denominated, international term loans for purposes of financing certain capital expenditures and general business needs. The first international term loan in the amount of $21.7 million was entered into on December 28, 2015, was fully funded during 2016 with a term of six years, and matured on December 28, 2021. The second international term loan in the amount of $12.8 million was entered into on December 21, 2018, bears interest at 1.96% and has a term of five years, maturing on December 31, 2023. As of December 31, 2021, $5.3 million remained outstanding on the second international term loan.

The Company has two multicurrency international revolving credit facilities that are used for financing working capital and general business needs. The Company had $8.8 million of borrowings outstanding at a weighted average interest rate of 1.68% on the international revolving credit facilities as of December 31, 2021, leaving $7.3 million available for future borrowing. The terms of the international revolving credit facilities includes certain financial covenants, a guarantee of the international revolving credit facilities by the Company and a security agreement that includes collateralizing substantially all of the Quad Europe Sp. z.o.o. assets. The first multicurrency international revolving credit facility expires on October 29, 2022, and bears interest at the aggregate of the Warsaw Interbank Offered Rate (“WIBOR”) plus 1.40% for any Polish Zloty denominated borrowings, the aggregate of Euro Interbank Offered Rate (“EURIBOR”) plus 1.45% for any Euro denominated borrowings or the aggregate of British pound sterling LIBOR plus 1.45% for any British pound sterling denominate borrowings. The second multicurrency international revolving credit facility expires on December 16, 2022, and bears interest at the aggregate of WIBOR plus 1.00% for any Polish Zloty denominated borrowings or the aggregate of EURIBOR plus 1.00% for any Euro denominated borrowings.

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.8 billion and $0.9 billion at December 31, 2021 and 2020, respectively. The fair value determination of the Company’s total debt was categorized as Level 2 in the fair value hierarchy (see Note 15, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs). As of December 31, 2021, approximately $1.6 billion of the Company’s assets were pledged as security under various loans and other agreements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Debt Issuance Costs

The debt issuance costs are amortized on a straight-line basis over the lives of the related debt instruments. Activity impacting the Company’s capitalized debt issuance costs for the years ended December 31, 2021 and 2020, was as follows:

Capitalized Debt Issuance Costs
Balance at January 1, 2020	$9.3
Debt issuance costs from June 29, 2020 debt financing arrangement	2.6
Loss on debt extinguishment from January 31, 2019 debt financing arrangement	(2.3)
Loss on debt extinguishment from Master Note and Security Tender	(0.2)
Amortization expense	(2.5)
Balance at December 31, 2020	6.9
Debt issuance costs from November 2, 2021 debt financing arrangement	5.2
Write off of debt issuance costs from Term Loan A pre-payments	(0.4)
Amortization expense	(2.6)
Balance at December 31, 2021	$9.1

Loss on Debt Extinguishment

2021 Loss on Debt Extinguishment

The loss on debt extinguishment recorded during the year ended December 31, 2021, was comprised of the following:

2021 Loss on Debt Extinguishment
Debt issuance costs from November 2, 2021 debt financing arrangement	$0.2
Loss on debt extinguishment from Senior Unsecured Note Repurchases	0.5
Total	$0.7

2020 Loss on Debt Extinguishment

The loss on debt extinguishment recorded during the year ended December 31, 2020, was comprised of the following:

2020 Loss on Debt Extinguishment
Debt issuance costs from January 31, 2019 debt financing arrangement	$2.3
Debt issuance costs from June 29, 2020 debt financing arrangement	0.1
Loss on debt extinguishment from Master Note and Security Tender	0.2
Gain on debt extinguishment from Senior Unsecured Note Repurchases	(0.8)
Total	$1.8

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2021:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended December 31, 2021, the Company’s Total Leverage Ratio was 3.22 to 1.00).

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

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:

◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed (a) 3.50 to 1.00 for any fiscal quarter ending prior to December 31, 2023, and (b) 3.25 to 1.00 for any fiscal quarter ending on or after December 31, 2023 (other than, in the case of this clause (b), any fiscal quarter ending September 30 of any year, each of which shall be subject to a maximum Senior Secured Leverage Ratio not to exceed 3.50 to 1.00) (for the twelve months ended December 31, 2021, the Company’s Senior Secured Leverage Ratio was 1.68 to 1.00).

•Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2021, the Company’s Interest Coverage Ratio was 5.35 to 1.00).

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

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of December 31, 2021, was 3.22 to 1.00, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 1.68 to 1.00 and Total Net Leverage Ratio was 2.53 to 1.00, as of December 31, 2021.

Estimated Principal Payments

The approximate annual principal amounts due on long-term debt, excluding $9.1 million for future amortization of debt issuance costs, at December 31, 2021, were as follows:

Principal Payments
2022	$245.8
2023	50.2
2024	146.2
2025	70.5
2026	296.9
Total	$809.6

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following summarizes certain lease information for the years ended December 31, 2021 and 2020:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$2.9	$3.6
Interest on lease liabilities	0.2	0.4
Operating lease cost	28.4	32.6
Short-term lease cost	—	0.3
Sublease income	(2.0)	(2.5)
Total lease cost	$29.5	$34.4

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$—
Operating cash flows from operating leases	27.9	33.4
Financing cash flows from finance leases	3.0	6.6
Right-of-use assets obtained in exchange for new finance lease liabilities	1.4	1.4
Right-of-use assets obtained in exchange for new operating lease liabilities	74.6	15.0
Weighted-average remaining lease term — finance leases	2.3 years	2.0 years
Weighted-average remaining lease term — operating leases	5.7 years	4.0 years
Weighted-average discount rate — finance leases	4.5%	5.0%
Weighted-average discount rate — operating leases	5.4%	6.3%

The components of finance lease assets at December 31, 2021 and 2020, were as follows:

	2021	2020
Leased equipment—gross	$23.8	$26.1
Less: accumulated depreciation	(20.7)	(20.5)
Leased equipment—net	$3.1	$5.6

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Future maturities of lease liabilities at December 31, 2021, were as follows:

	Future Maturities of Operating Leases	Future Maturities of Finance Leases
2022	$34.4	$1.9
2023	29.5	0.8
2024	21.9	0.4
2025	17.8	0.3
2026	14.5	—
2027 and thereafter	30.1	—
Total minimum payments	148.2	3.4
Less: present value discount	(20.3)	(0.2)
Present value of minimum payments	127.9	3.2
Less: current portion	(28.1)	(1.8)
Long-term lease liability	$99.8	$1.4

Note 14. Income Taxes

Income taxes from continuing operations have been based on the following components of earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of unconsolidated entity for the years ended December 31, 2021 and 2020:

	2021	2020
United States	$52.4	$(108.8)
Foreign	(5.4)	2.7
Total	$47.0	$(106.1)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2021, and 2020, were as follows:

	2021	2020
Federal:
Current	$0.9	$(47.3)
Deferred	3.2	32.3
State:
Current	—	(1.5)
Deferred	—	17.0
Foreign:
Current	3.3	0.6
Deferred	2.1	(0.8)
Total income tax expense	$9.5	$0.3

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, 2021 and 2020:

	2021	2020
Federal statutory rate	$9.9	$(22.3)
Adjustment to valuation allowances	(17.1)	13.1
Impairment on investment in Plural	6.2	—
Impact from foreign branches	4.5	2.1
Adjustment of deferred tax liabilities	3.5	2.0
Foreign rate differential	(1.9)	(1.3)
Adjustment of uncertain tax positions	0.2	0.8
State taxes, net of federal benefit	(0.1)	15.4
Benefit of Net Operating Loss Carryback	—	(14.3)
Other	4.3	4.8
Income tax expense (benefit)	$9.5	$0.3

The $17.1 million adjustment to valuation allowance in 2021 primarily relates to releasing reserves related to deferred tax assets for net operating losses and interest limitation. The $13.1 million adjustment to valuation allowance in 2020 primarily relates to establishing reserves related to deferred tax assets for net operating losses, credits and interest limitation that were not expected to be realized in the future for federal income tax purposes. The $0.1 million effective rate reconciling item for State taxes, net of federal benefit, in 2021 includes a $4.8 million adjustment for partial release of valuation allowance reserves. The $15.4 million effective rate reconciling item for State taxes, net of federal benefit, in 2020 includes a $19.1 million adjustment to valuation allowance primarily related to net operating losses and credits that are not expected to be realized in the future for state income tax purposes.

On March 27, 2020, the United States government passed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”). This legislation included significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic. The $14.3 million rate reconciling item for Benefit of Net Operating Loss Carryback in 2020, primarily relates to the provision from the CARES act allowing a net operating loss (“NOL”) generated in 2019 and 2020 to be carried back five years to years when the federal statutory tax rate was 35%. The amount of NOL available to be carried back was increased by other provisions in the CARES act that temporarily increased the amount of interest expense businesses were allowed to deduct in 2019 and 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Deferred Income Taxes

The significant deferred tax assets and liabilities as of December 31, 2021 and 2020, were as follows:

	2021	2020
Deferred tax assets:
Net operating loss and other tax carryforwards	$125.2	$145.9
Goodwill and intangible assets	24.4	19.0
Pension and workers compensation benefits	21.9	33.2
Accrued liabilities	12.9	20.5
Interest limitation	11.5	18.2
Accrued compensation	8.1	10.1
Allowance for doubtful accounts	6.5	7.2
Other	10.8	9.8
Total deferred tax assets	221.3	263.9
Valuation allowance	(116.3)	(143.9)

Net deferred tax assets	$105.0	$120.0

Deferred tax liabilities:
Property, plant and equipment	$(99.2)	$(103.8)
Other	(5.9)	(4.2)
Total deferred tax liabilities	(105.1)	(108.0)

Net deferred tax assets (liabilities)	$(0.1)	$12.0

The Company has recorded deferred income tax liabilities of $11.9 million and $4.2 million as of December 31, 2021 and 2020, respectively, which were included in deferred income taxes in the consolidated balance sheets. The Company has also recorded deferred income tax assets of $11.8 million and $16.2 million as of December 31, 2021 and 2020, respectively, which were included in other long-term assets in the consolidated balance sheets.

At December 31, 2021, the Company had the following gross amounts of tax-related carryforwards:

•Net operating loss carryforwards of $46.5 million, $42.6 million and $612.1 million for federal, foreign and state, respectively. The federal net operating loss carryforward was generated in 2020 and is available without expiration. Of the foreign net operating loss carryforwards, $11.8 million is available without expiration, while the remainder expires through 2041. The state net operating loss carryforwards expire in varying amounts through 2041.

•Various credit carryforwards of $9.0 million, $26.5 million and $35.8 million for federal, foreign and state, respectively. The federal carryforward expires in 2040, the foreign credit carryforward expires in 2026, and the state credit carryforwards include $25.4 million that is available without expiration, while the remainder expires through 2041.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
As of December 31, 2021, the Company has recorded a valuation allowance of $116.3 million on its consolidated balance sheet primarily related to the tax-affected amounts of the above carryforwards. The valuation allowance includes $6.4 million, $39.3 million and $70.6 million of federal, foreign and state deferred tax assets, respectively, that are not expected to be realized.

Uncertain Tax Positions

The following table summarizes the activity of the Company’s liability for unrecognized tax benefits at December 31, 2021 and 2020:

	2021	2020
Balance at beginning of period	$11.6	$17.8
Additions for tax positions of prior years	0.5	0.9
Reductions for tax positions of prior years	(0.3)	(6.1)
Lapses of applicable statutes of limitations	(0.1)	(1.0)
Balance at end of period	$11.7	$11.6

As of December 31, 2021, $5.2 million of unrecognized tax benefits would impact the Company’s effective tax rate, if recognized. Of that amount, it is reasonably possible that $0.5 million of the total amount of unrecognized tax benefits will decrease within the next twelve months due to resolution of income tax audits or statute expirations.

The Company classified interest income and any related refunds related to income tax uncertainties as a component of income tax expense. The following table summarizes the Company’s interest income related to tax uncertainties and refunds recognized during the years ended December 31, 2021 and 2020:

	2021	2020
Interest income	$(0.5)	$(0.3)
Refunds	(0.1)	—

Accrued interest and penalties related to income tax uncertainties are reported as components of other current liabilities and other long-term liabilities in the consolidated balance sheets. The following table summarizes the Company’s liabilities for accrued interest and penalties related to income tax uncertainties at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Accrued interest	Accrued penalties	Accrued interest	Accrued penalties
Other current liabilities	$—	$—	$0.5	$0.1
Other long-term liabilities	0.2	—	0.1	—
Total liabilities	$0.2	$—	$0.6	$0.1

The Company has tax years from 2013 through 2021 that remain open and subject to examination by the Internal Revenue Service. Tax years from 2013 through 2021 remain open and subject to examination in the Company’s various major state jurisdictions within the United States.

The Company’s practice and intention is to reinvest certain earnings of its non-U.S. subsidiaries in those operations. The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation of earnings, and has determined not to change its permanent reinvestment assertion. The Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
December 31, 2021, and the Company does not provide for, nor expect to incur, any significant, additional taxes which could become payable upon repatriation of such amounts.

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

Level 3:    Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of December 31, 2021.

Interest Rate Swaps

The Company currently holds two interest rate swap contracts. The purpose of entering into the contracts was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt. The interest rate swaps were previously designated as cash flow hedges as they effectively converted the notional value of the Company’s variable rate debt based on one-month LIBOR to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. However, the Company amended its Senior Secured Credit Facility during the second quarter of 2020, which added a 0.75% LIBOR floor to the Company’s variable rate debt, changing the critical terms of the hedged instrument. Due to this change in critical terms, the Company has elected to de-designate the swaps as cash flow hedges, resulting in future changes in fair value being recognized in interest expense. The balance of the accumulated other comprehensive loss attributable to the interest rate swaps as of June 30, 2020, will be amortized to interest expense on a straight-line basis over the remaining lives of the swap contracts. The Company expects to reclassify $3.4 million of this balance to interest expense over the next twelve months.

	March 19, 2019 Interest Rate Swap	February 7, 2017 Interest Rate Swap
Effective date	March 29, 2019	February 28, 2017
Termination date	March 28, 2024	February 28, 2022
Term	5 years	5 years
Notional amount	$130.0	$250.0
Fixed swap rate	2.43%	1.89%

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company classifies the interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair values of the interest rate swaps classified as Level 2 as of December 31, 2021 and 2020, were as follows:

	Balance Sheet Location	December 31, 2021	December 31, 2020
Interest rate swap liabilities	Other current liabilities	$(0.7)	$—
Interest rate swap liabilities	Other long-term liabilities	(4.4)	(14.4)

Prior to the Company’s de-designation of the interest rate swaps as cash flow hedges, the interest rate swaps were considered highly effective, with no amount of ineffectiveness recorded into earnings. The changes in the fair value of the interest rate swaps have been included in other comprehensive loss in the consolidated statements of comprehensive income (loss) through the first quarter of 2020, and have been recorded as an adjustment to interest expense in the consolidated statements of operations in the periods thereafter. The cash flows associated with the interest rate swaps have been recognized as an adjustment to interest expense in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020
Cash Flow Impacts
Net interest paid	$7.6	$5.6

Impacts with Swaps as Hedging Instruments
Loss recognized in other comprehensive loss	$—	$11.1

Impacts with Swaps as Nonhedging Instruments
Income recognized in interest expense excluded from hedge effectiveness assessments	$(9.3)	$(3.1)
Amounts reclassified out of accumulated other comprehensive loss to interest expense	7.1	3.6
Net interest expense	7.6	5.6
Total impact of swaps to interest expense	$5.4	$6.1

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of December 31, 2021.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the years ended December 31, 2021 and 2020, as the Company takes delivery in the normal course of business.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 12, “Debt,” for the fair value of the Company’s debt as of December 31, 2021.

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

Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of December 31, 2021 and 2020. See Note 16, “Employee Retirement Plans,” for the details of Level 1 and Level 2 inputs related to employee retirement plans.

Note 16. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Diversified Plan is comprised of participant-directed 401(k) contributions, Company match and profit sharing contributions, with total participant assets of $2.3 billion as of December 31, 2021. Company 401(k) matching contributions were $13.2 million and $11.7 million for the years ended December 31, 2021 and 2020, respectively. The Company’s ESOP holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions for the years ended December 31, 2021 and 2020.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The components of net pension income for the years ended December 31, 2021 and 2020, were as follows:

	Pension Benefits
	2021	2020
Interest cost	$(8.8)	$(13.6)
Expected return on plan assets	24.2	24.2
Net periodic benefit income	15.4	10.6
Settlement charge	(0.9)	(0.1)
Net pension income	$14.5	$10.5

The Company made $0.8 million in benefit payments to its non-qualified defined benefit pension plans and made $0.8 million in contributions to its qualified defined benefit pension plans during the year ended December 31, 2021.
The Company incurred non-cash settlement charges of $0.9 million during the year ended December 31, 2021 due to the significance of lump sum payments made in the current year. The non-cash settlement charges result in accelerated recognition of actuarial losses on the consolidated statement of operations.

The underfunded pension obligations are calculated using generally accepted actuarial methods and are measured annually as of December 31. The following table provides a reconciliation of the projected benefit obligation, fair value of plan assets and the funded status of the pension plans as of December 31, 2021 and 2020:

	Pension Benefits
	2021	2020
Changes in benefit obligation
Projected benefit obligation, beginning of year	$(525.6)	$(515.7)
Interest cost	(8.8)	(13.6)
Actuarial gain (loss)	23.1	(40.5)
Benefits paid	47.5	43.6
Liability benefit from settlement	1.1	0.6
Projected benefit obligation, end of year	(462.7)	(525.6)

Changes in plan assets
Fair value of plan assets, beginning of year	469.0	436.8
Actual return on plan assets	20.4	68.0
Employer contributions	1.6	7.8
Benefits paid	(47.5)	(43.6)
Fair value of plan assets, end of year	443.5	469.0

Funded status	$(19.2)	$(56.6)

The net underfunded defined benefit plan obligations decreased by $37.4 million during the year ended December 31, 2021. This decrease was primarily due to a 40 basis point increase in the pension discount rate from 2.37% at December 31, 2020, to 2.77% at December 31, 2021 and $1.6 million of employer contributions. The asset increase was partially offset by an actual return on pension plan assets of 5.11% during the year ended December 31, 2021, which was below the expected return on plan assets assumption of 5.50%.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Amounts recognized on the consolidated balance sheets as of December 31, 2021 and 2020, were as follows:

	Pension Benefits
	2021	2020
Current liabilities	$(1.6)	$(1.7)
Noncurrent liabilities	(17.6)	(54.9)
Total amount recognized	$(19.2)	$(56.6)

The following table provides a reconciliation of the Company’s accumulated other comprehensive loss prior to any deferred tax effects at December 31, 2021 and 2020:

Actuarial Gain / (Loss), net
Balance at January 1, 2020	$(41.4)
Amount arising during the period	3.2
Impact of pension plan settlement charge included in net loss	0.1
Balance at December 31, 2020	(38.1)
Amount arising during the period	20.3
Impact of pension plan settlement charge included in net earnings	0.9
Balance at December 31, 2021	$(16.9)

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

The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2021 and 2020, were as follows:

	Pension Benefits
	2021	2020
Discount rate	2.37%	3.20%
Expected long-term return on plan assets	5.50%	5.75%

The weighted average assumptions used to determine pension benefit obligations at December 31, 2021 and 2020, were as follows:

	Pension Benefits
	2021	2020
Discount rate (end of year rate)	2.77%	2.37%

The Company determines its assumed discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Estimated Company Contributions and Benefit Payments

In 2022, the Company does not expect to make any cash contributions to its qualified defined benefit pension plans and expects to make estimated benefit payments of $1.6 million to its non-qualified defined benefit pension plans. The actual pension contributions may differ based on the funding calculations, and the Company may choose to make additional discretionary contributions. The estimated benefit payments may differ based on actual experience.

Estimated Future Benefit Payments by the Plans to or on Behalf of Plan Participants

An estimate of the Plans’ present value of future benefit payments to be made from funded qualified plans and unfunded non-qualified plans to plan participants at December 31, 2021, were as follows:

Future Pension Benefit Payments
2022	$37.0
2023	34.9
2024	33.9
2025	33.1
2026	32.0
2027 - 2031	141.0
Thereafter	150.8
Total	$462.7

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

The current target allocations for plan assets on a weighted average basis are 25% equity securities and 75% debt securities, including cash and cash equivalents. The actual asset allocation as of December 31, 2021, and as of December 31, 2020, was approximately 26% equity securities and 74% debt securities. Equity investments are diversified by country, issuer and industry sector. Debt securities primarily consist of government bonds and corporate bonds from diversified industries.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The fair values of the Company’s pension plan assets at December 31, 2021 and 2020, by asset category were as follows:

	December 31, 2021				December 31, 2020
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.2	$3.2	$—	$—	$5.3	$5.3	$—	$—
Debt securities	120.6	—	120.6	—	125.7	—	125.7	—
Equity securities	22.2	—	22.2	—	28.9	—	28.9	—
Total pension plan assets, excluding those measured at net asset value (“NAV”)	146.0	$3.2	$142.8	$—	159.9	$5.3	$154.6	$—
Investments measured at NAV (1)	297.5				309.1
Total pension plan assets	$443.5				$469.0
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

There were no Level 3 assets as of December 31, 2021 and 2020. See Note 15, “ Financial Instruments and Fair Value Measurements,” for definitions of fair value levels.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2021:

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The fair value measurements in common/collective trusts, calculated using a NAV and their redemption restrictions, for the years ended December 31, 2021 and 2020, are as follows:

	Fair Value		Redemption Frequency (If Currently Eligible)	Redemption Notice Period
	2021	2020
JP Morgan Chase Bank Strategic Property Fund	$12.8	$12.8	Quarterly	30 days
Pyramis Long Corporate A or Better	55.4	98.5	Daily	15 days
Pyramis Long Duration	46.9	98.8	Daily	15 days
Pyramis 810 Corporate	101.3	—	Daily	15 days
Russell 3000 Index NL	81.1	99.0	Daily	1 day
Total value of investments measured at NAV	$297.5	$309.1

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

The GCIU Plan is a defined benefit plan that provides retirement benefits, total and permanent disability benefits, and pre-retirement death benefits for the participating union employees of the Company. The funded status of the GCIU Plan is classified as critical and declining based on the GCIU Plan’s 2021 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65%, and the plan is projected to become insolvent in 2031. As a result, the GCIU Plan implemented a rehabilitation plan to improve the plan’s funded status. In 2019, the Company and the GCIU reached a settlement agreement for all claims, with scheduled payments until April 2032.

The GCC Plan is a defined benefit plan that provides retirement benefits, disability benefits, and early retirement benefits for the participating union employees of the Company. The funded status of the GCC Plan is classified as critical and declining based on the GCC Plan’s 2021 certification to the United States Department of Labor, as the funded percentage for the plan is less than 65%, and the plan is projected to become insolvent by 2023. As a result, the GCC Plan implemented a rehabilitation plan to improve the plan’s funded status. In 2016, the Company and the GCC reached a settlement agreement for all claims, with scheduled payments until February 2024.

The Company made payments totaling $6.2 million and $11.4 million for the years ended December 31, 2021 and 2020, respectively. The Company has reserved $32.2 million as the total MEPPs withdrawal liability as of December 31, 2021, of which $28.4 million was recorded in other long-term liabilities and $3.8 million was recorded in other current liabilities in the consolidated balance sheets.

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per shares were 0.4 million class A common shares for the year ended December 31, 2021. Due to the net loss incurred during the year ended December 31, 2020, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the years ended December 31, 2021 and 2020, are summarized as follows:

	2021	2020
Numerator:
Net earnings (loss) from continuing operations	$37.8	$(106.6)
Less: net loss attributable to noncontrolling interests	—	(0.2)
Net earnings (loss) from continuing operations attributable to Quad common shareholders	37.8	(106.4)

Loss from discontinued operations, net of tax	—	(21.9)

Net earnings (loss) attributable to Quad common shareholders	$37.8	$(128.3)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common stock	51.3	50.6
Plus: effect of dilutive equity incentive instruments	1.7	—
Diluted weighted average number of common shares outstanding for all classes of common shares	53.0	50.6

Earnings (loss) per share attributable to Quad common shareholders:
Basic:
Continuing operations	$0.74	$(2.10)
Discontinued operations	—	(0.43)
Basic earnings (loss) per share attributable to Quad common shareholders	$0.74	$(2.53)

Diluted:
Continuing operations	$0.71	$(2.10)
Discontinued operations	—	(0.43)
Diluted earnings (loss) per share attributable to Quad common shareholders	$0.71	$(2.53)

Cash dividends paid per common share for all classes of common shares	$—	$0.15

Note 18. Equity Incentive Programs

The shareholders of the Company approved the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”) at the Company’s annual meeting of shareholders held on May 18, 2020, for two complementary purposes: (1) to attract and retain outstanding individuals to serve as directors, officers and employees; and (2) to increase shareholder value. The Company’s previous plan, the Quad/Graphics, Inc. 2010 Omnibus Plan (the “2010 Plan”), was terminated on the date of approval of the 2020 Plan, and no new awards will be granted under the 2010 Plan. All awards that were granted under the 2010 Plan that were outstanding as of May 18, 2020, will remain outstanding and will continue to be governed by the 2010 Plan.

The 2020 Plan provides for an aggregate 3,000,000 shares of class A common stock reserved for issuance, plus shares still available for issuance or re-credited under the 2010 Plan. Awards under the 2020 Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock (“RS”), restricted stock units (“RSU”), deferred stock units (“DSU”) or other stock-based awards as determined by the Company’s Board of Directors. Each stock option granted has an exercise price of no less

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
than 100% of the fair market value of the class A common stock on the date of grant. There were 2,946,300 shares of class A common stock reserved for issuance under the 2020 Plan as of December 31, 2021. Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs. The Company plans to either use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

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

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the consolidated statements of operations and includes expense (income) recognized for liability awards that are remeasured on a quarterly basis. The total compensation expense recognized related to all equity incentive programs for the years ended December 31, 2021 and 2020, was as follows:

	Year ended December 31,
	2021	2020
RS and RSU equity awards expense	$5.4	$9.7
RSU liability awards income	—	(0.1)
DSU awards expense	0.8	1.0
Total equity incentive compensation expense	$6.2	$10.6

Total future compensation expense related to all equity incentive programs granted as of December 31, 2021, is estimated to be $4.9 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $3.2 million for 2022, $1.5 million for 2023 and $0.2 million for 2024.

Stock Options

Options vested over four years, with no vesting in the first year and one-third vesting upon the second, third and fourth anniversary dates. Options expire no later than the tenth anniversary of the grant date and are not credited with dividend declarations. Stock options were only to be granted to employees.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
There were no stock options granted, and no compensation expense was recognized related to stock options during the years ended December 31, 2021 and 2020. There is no future compensation expense for stock options granted as of December 31, 2021. The following table is a summary of the stock option activity for the year ended December 31, 2021:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding and exercisable at December 31, 2020	514,876	$27.49	0.5	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(458,842)	29.12
Outstanding and exercisable at December 31, 2021 (1)	56,034	$14.14	0.0	$—
______________________________
(1)All stock options outstanding as of December 31, 2021 expire on January 1, 2022.

The intrinsic value of options outstanding and exercisable as of December 31, 2021 and 2020, was based on the fair value of the stock price. All outstanding options are vested as of December 31, 2021. There were no stock options exercised for the years ended December 31, 2021 and 2020.

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

The following table is a summary of RS and RSU award activity for the year ended December 31, 2021:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2020	2,961,750	$11.55	1.3	249,538	$11.70	1.3
Granted	1,233,610	3.88		44,016	3.80
Vested	(576,524)	22.55		(24,742)	17.93
Forfeited	(565,817)	8.26		(46,719)	7.11
Nonvested at December 31, 2021	3,053,019	$6.99	1.2	222,093	$10.41	0.5

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
In the first quarter of 2019, the Company issued RSU awards in connection with the acquisition of Periscope, Inc. that are accounted for as liability awards that will vest on March 1, 2022. The awards were recorded at fair value on the initial issuance date and are remeasured to fair value at each reporting period, with the change in fair value being recorded in selling, general and administrative expense in the consolidated statements of operations. The change in fair value of the awards classified as liabilities resulted in no income or expense for the year ended December 31, 2021. As of December 31, 2021, the fair value of the RSU awards classified as liabilities was $0.5 million and was included in other current liabilities on the consolidated balance sheets.

In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs classified as equity was $5.4 million and $9.7 million for the years ended December 31, 2021 and 2020, respectively.

Deferred Stock Units

Deferred stock units are awards of rights to shares of the Company’s class A stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the year ended December 31, 2021:

	Deferred Stock Units
	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	500,961	$10.69
Granted	221,616	3.82
Dividend equivalents granted	—	—
Settled	(35,186)	11.53
Outstanding at December 31, 2021	687,391	$8.26

Each DSU award entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A stock. Compensation expense recognized for DSUs was $0.8 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 19. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)	105.0
December 31, 2021		40.8	0.9	41.7
December 31, 2020		40.2	0.2	40.4

Class B stock ($0.025 par value)	80.0
December 31, 2021		13.5	—	13.5
December 31, 2020		13.5	—	13.5

Class C stock ($0.025 par value)	20.0
December 31, 2021		—	0.5	0.5
December 31, 2020		—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at December 31, 2021 and 2020. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no shares of the Company’s class A stock repurchased during the years ended December 31, 2021 and 2020. As of December 31, 2021, there were $100.0 million of authorized repurchases remaining under the program.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. Due to uncertainty in client demand as a result of the COVID-19 pandemic, the Company’s Board of Directors proactively suspended the Company’s quarterly dividends beginning in the second quarter of 2020. The following table details the dividend activity related to the then outstanding shares of common stock for the year ended December 31, 2020:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2020
Q1 Dividend	February 18, 2020	February 28, 2020	March 9, 2020	0.15

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 20. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2021 and 2020, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at January 1, 2020	$(131.0)	$(4.7)	$(31.5)	$(167.2)
Other comprehensive income (loss) before reclassifications	0.2	(11.2)	3.2	(7.8)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	3.6	0.1	3.7
Net other comprehensive loss	0.2	(7.6)	3.3	(4.1)
Balance at December 31, 2020	(130.8)	(12.3)	(28.2)	(171.3)
Other comprehensive income (loss) before reclassifications	(9.6)	—	16.1	6.5
Amounts reclassified from accumulated other comprehensive loss to net earnings	(2.7)	5.6	0.7	3.6
Net other comprehensive income (loss)	(12.3)	5.6	16.8	10.1
Balance at December 31, 2021	$(143.1)	$(6.7)	$(11.4)	$(161.2)

The details about the reclassifications from accumulated other comprehensive loss to net loss for the years ended December 31, 2021 and 2020, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31,		Consolidated Statements of Operations Presentation
	2021	2020
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges	$7.1	$3.6	Interest expense
Impact of income taxes	(1.5)	—	Income tax expense
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges, net of tax	5.6	3.6

Reclassification of foreign currency translation adjustments	(2.7)	—	Restructuring, impairment and transaction-related charges
Impact of income taxes	—	—	Income tax expense
Reclassification of foreign currency translation adjustments, net of tax	(2.7)	—

Plan settlements on pension benefit plans	0.9	0.1	Pension income
Impact of income taxes	(0.2)	—	Income tax expense
Plan settlements on pension benefit plans, net of tax	0.7	0.1

Total reclassifications for the period, net of tax	$3.6	$3.7

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 21. Segment Information

As a worldwide marketing solutions partner, Quad leverages its more than 50-year heritage of platform excellence, innovation, strong culture and social purpose to create a better way for its clients, employees and communities. The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category are as follows:

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

International

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in Brazil and India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. As of December 31, 2021, the Company has no unrestricted subsidiaries as defined in the Company’s Senior Unsecured Notes indenture.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following is a summary of segment information for the years ended December 31, 2021 and 2020:

			Operating Income (Loss) from Continuing Operations			Restructuring, Impairment and Transaction-Related Charges
	Net Sales			Depreciation and Amortization	Capital Expenditures
	Products	Services
Year ended December 31, 2021
United States Print and Related Services	$1,935.8	$692.8	$163.1	$138.7	$46.4	$(14.5)
International	311.3	20.5	(16.1)	17.5	3.6	31.3
Total operating segments	2,247.1	713.3	147.0	156.2	50.0	16.8
Corporate	—	—	(54.2)	1.1	—	2.1
Total	$2,247.1	$713.3	$92.8	$157.3	$50.0	$18.9

Year ended December 31, 2020
United States Print and Related Services	$1,944.0	$683.6	$1.7	$160.8	$58.8	$110.1
International	284.7	17.3	(0.8)	18.9	2.1	12.2
Total operating segments	2,228.7	700.9	0.9	179.7	60.9	122.3
Corporate	—	—	(46.9)	1.9	0.1	1.8
Total	$2,228.7	$700.9	$(46.0)	$181.6	$61.0	$124.1

Capital expenditures shown in the above table includes capital expenditures from discontinued operations for the year ended December 31, 2020. Restructuring, impairment and transaction-related charges for the years ended December 31, 2021 and 2020, are further described in Note 5, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) results by segment above.

A reconciliation of operating income from continuing operations to loss from continuing operations before income taxes and equity in loss of unconsolidated entity as reported in the consolidated statements of operations for the years ended December 31, 2021 and 2020, was as follows:

	2021	2020
Operating income (loss) from continuing operations	$92.8	$(46.0)
Less: interest expense	59.6	68.8
Less: net pension income	(14.5)	(10.5)
Less: loss on debt extinguishment	0.7	1.8
Earnings (loss) from continuing operations before income taxes and equity in (earnings) loss of unconsolidated entity	$47.0	$(106.1)

Total assets by segment at December 31, 2021 and 2020, are shown in the following table.

	2021	2020
United States Print and Related Services	$1,459.7	$1,612.3
International	252.7	265.7
Total operating segments	1,712.4	1,878.0
Corporate	177.6	49.7
Total	$1,890.0	$1,927.7

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 22. Geographic Area Information

The table below presents the Company’s net sales and long-lived assets as of and for the years ended December 31, 2021 and 2020, by geographic region. The amounts in this table differ from the segment data presented in Note 21, “Segment Information,” because each operating segment includes operations in multiple geographic regions, based on the Company’s management reporting structure.

	United States	Europe	Latin America	Other	Combined
2021
Net sales
Products	$1,892.0	$161.3	$183.0	$10.8	$2,247.1
Services	692.8	20.5	—	—	713.3
Property, plant and equipment—net	616.8	60.4	41.6	8.2	727.0
Operating lease right-of-use assets—net	118.9	3.3	0.7	2.8	125.7
Other intangible assets—net	71.9	1.4	2.0	—	75.3
Other long-term assets	53.1	6.0	6.9	0.5	66.5

2020
Net sales
Products	$1,908.2	$156.0	$154.7	$9.8	$2,228.7
Services	683.6	17.3	—	—	700.9
Property, plant and equipment—net	756.9	71.6	49.8	5.9	884.2
Operating lease right-of-use assets—net	74.7	2.1	2.0	2.2	81.0
Other intangible assets—net	99.2	3.0	2.1	—	104.3
Other long-term assets	55.4	7.4	10.2	0.4	73.4

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP (PCAOB ID No. 34) the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included herein.

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

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Miscellaneous—Delinquent Section 16(a) Reports,” respectively, in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, Item 1, “Business,” of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance—Board Committees—Audit Committee” in the Proxy Statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item is included under the captions “Compensation of Executive Officers,” “2021 Summary Compensation Table,” “Grants of Plan Based Awards in 2021,” “Outstanding Equity Awards at December 31, 2021,” “Option Exercises and Stock Vested in 2021,” “2021 Pension Benefits,” “2021 Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Corporate Governance—Board Committees—Compensation Committee Interlocks and Insider Participation,” and “Miscellaneous—Assessment of Compensation-Related Risk,” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Stock Ownership of Management and Others” in the Proxy Statement and is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2021. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 18, “Equity Incentive Programs,” to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	4,018,537	$14.14	2,946,300
Equity compensation plans not approved by security holders	—	—	—
Total	4,018,537	$14.14	2,946,300
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

(4.6)
Amendment No. 5, dated as of November 2, 2021, to Second Amended and Restated Credit Agreement, dated as of April 28, 2014, by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8‑K dated November 2, 2021 and filed on November 3, 2021).

(4.7)
Indenture, dated as of April 28, 2014, among Quad/Graphics, Inc., the subsidiary guarantors of Quad/Graphics, Inc. set forth therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8‑K dated April 28, 2014 and filed on May 2, 2014).

Exhibit Number	Exhibit Description
(4.8)
Quad/Graphics, Inc.’s Description of Securities (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed on February 24, 2021).

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

Exhibit Number	Exhibit Description
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

(10.16)++
Quad/Graphics, Inc. Executive Severance Plan, effective as of September 15, 2016 [participants are David Honan, Jennifer Kent, Eric Ashworth, Kelly Vanderboom, and Julie Currie] (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

(10.17)++
Form of 2020 Cash Long-Term Incentive Plan Net Leverage Ratio Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed on February 24, 2021).

(10.18)++
Form of 2020 Cash Long-Term Incentive Plan Net Sales Wins Award Agreement under the Quad/Graphics, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed on February 24, 2021).

(10.19)++	Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2020).

(10.20)++
Form of Deferred Stock Unit Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed on February 24, 2021).

(10.21)++
Form of Restricted Stock Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed on February 24, 2021).

Exhibit Number	Exhibit Description
(10.22)++
Form of Restricted Stock Unit Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed on February 24, 2021).

(10.23)++
Form of 2021 Cash Long-Term Incentive Plan Net Leverage Ratio Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed on February 24, 2021).

(10.24)++
Form of 2021 Cash Long-Term Incentive Plan Net Sales Wins Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed on February 24, 2021).

(10.25)++
Alternative Form of 2021 Cash Long-Term Incentive Plan Net Leverage Ratio Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and filed on May 5, 2021).

(10.26)++	Quad/Graphics, Inc. Retirement and Release Agreement, effective December 31, 2021, by and between Quad/Graphics, Inc. and Thomas J. Frankowski.

(21)	Subsidiaries of Quad/Graphics, Inc.

(22)	Guarantor Subsidiaries of Quad/Graphics, Inc.’s Senior Unsecured Notes.

(23)	Consent of Deloitte & Touche, LLP.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99)	Proxy Statement for the 2022 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2021; except to the extent specifically incorporated by reference, the Proxy Statement for the 2022 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K.]

(101)	Financial statements from the Annual Report on Form 10-K of Quad/Graphics, Inc. for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

Exhibit Number	Exhibit Description

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
______________________________
++    A management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February 2022.

QUAD/GRAPHICS, INC.

By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Joel Quadracci	Chairman, President and Chief Executive Officer	February 23, 2022
J. Joel Quadracci	(Principal Executive Officer)

/s/ Anthony C. Staniak	Chief Financial Officer	February 23, 2022
Anthony C. Staniak	(Principal Financial Officer)

/s/ Anne M. Bauer	Vice President and Chief Accounting Officer	February 23, 2022
Anne M. Bauer	(Principal Accounting Officer)

/s/ Mark A. Angelson	Director	February 23, 2022
Mark A. Angelson

/s/ Douglas P. Buth	Director	February 23, 2022
Douglas P. Buth

/s/ Kathryn Quadracci Flores	Director	February 23, 2022
Kathryn Quadracci Flores

/s/ John C. Fowler	Director	February 23, 2022
John C. Fowler

/s/ Stephen M. Fuller	Director	February 23, 2022
Stephen M. Fuller

/s/ Christopher B. Harned	Director	February 23, 2022
Christopher B. Harned

/s/ Jay O. Rothman	Director	February 23, 2022
Jay O. Rothman

/s/ John S. Shiely	Director	February 23, 2022
John S. Shiely