Form 10-Q
period 2022-03-31
Quad/Graphics, Inc.
filed 2022-05-04
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of April 29, 2022
Class A Common Stock	42,023,525
Class B Common Stock	13,556,858
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2022

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net sales
Products	$580.9	$526.0
Services	163.3	179.8
Total net sales	744.2	705.8
Cost of sales
Products	503.1	428.3
Services	116.5	131.5
Total cost of sales	619.6	559.8
Operating expenses
Selling, general and administrative expenses	79.1	80.5
Depreciation and amortization	36.5	41.9
Restructuring, impairment and transaction-related charges	3.6	2.6
Total operating expenses	738.8	684.8
Operating income	5.4	21.0
Interest expense	9.3	14.5
Net pension income	(3.2)	(4.1)
Earnings (loss) before income taxes and equity in earnings of unconsolidated entity	(0.7)	10.6
Income tax expense	0.3	0.5
Earnings (loss) before equity in earnings of unconsolidated entity	(1.0)	10.1
Equity in earnings of unconsolidated entity	—	(0.1)
Net earnings (loss)	$(1.0)	$10.2

Earnings (loss) per share
Basic	$(0.02)	$0.20
Diluted	$(0.02)	$0.19

Weighted average number of common shares outstanding
Basic	51.5	51.4
Diluted	51.5	52.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net earnings (loss)	$(1.0)	$10.2

Other comprehensive income (loss)
Translation adjustments	0.8	(6.0)
Interest rate swap adjustments	1.4	1.8
Other comprehensive income (loss), before tax	2.2	(4.2)

Income tax impact related to items of other comprehensive income (loss)	(0.3)	—

Other comprehensive income (loss), net of tax	1.9	(4.2)

Comprehensive income	$0.9	$6.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(UNAUDITED) March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$138.3	$179.9
Receivables, less allowance for credit losses of $28.4 million at March 31, 2022, and $28.2 million at December 31, 2021	341.7	362.0
Inventories	249.1	226.2
Prepaid expenses and other current assets	45.1	41.0
Total current assets	774.2	809.1
Property, plant and equipment—net	716.3	727.0
Operating lease right-of-use assets—net	119.2	125.7
Goodwill	86.4	86.4
Other intangible assets—net	68.2	75.3
Other long-term assets	73.9	66.5
Total assets	$1,838.2	$1,890.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$396.3	$367.3
Other current liabilities	248.2	314.3
Short-term debt and current portion of long-term debt	251.5	245.6
Current portion of finance lease obligations	1.4	1.8
Current portion of operating lease obligations	28.6	28.1
Total current liabilities	926.0	957.1
Long-term debt	547.9	554.9
Finance lease obligations	1.4	1.4
Operating lease obligations	93.3	99.8
Deferred income taxes	12.8	11.9
Other long-term liabilities	119.5	128.1
Total liabilities	1,700.9	1,753.2
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	838.6	839.3
Treasury stock, at cost	(14.6)	(14.9)
Accumulated deficit	(528.8)	(527.8)
Accumulated other comprehensive loss	(159.3)	(161.2)
Total shareholders’ equity	137.3	136.8
Total liabilities and shareholders’ equity	$1,838.2	$1,890.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net earnings (loss)	$(1.0)	$10.2
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36.5	41.9
Impairment charges	0.1	0.8
Amortization of debt issuance costs and original issue discount	0.7	0.6
Stock-based compensation	1.9	3.0
Gain on the sale or disposal of property, plant and equipment	(0.4)	(7.0)
Deferred income taxes	0.3	0.1
Equity in earnings of unconsolidated entity	—	(0.1)
Changes in operating assets and liabilities—net of acquisitions and divestitures	(55.0)	23.4
Net cash provided by (used in) operating activities	(16.9)	72.9

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19.1)	(16.9)
Cost investment in unconsolidated entities	(1.9)	(0.3)
Proceeds from the sale of property, plant and equipment	0.5	11.4
Other investing activities	1.8	(0.2)
Net cash used in investing activities	(18.7)	(6.0)

FINANCING ACTIVITIES
Payments of long-term debt	(3.7)	(33.9)
Payments of finance lease obligations	(0.8)	(0.8)
Borrowings on revolving credit facilities	25.5	4.4
Payments on revolving credit facilities	(23.1)	(5.7)
Equity awards redeemed to pay employees’ tax obligations	(2.5)	(1.1)
Payment of cash dividends	(1.4)	(1.4)
Other financing activities	(0.1)	(2.9)
Net cash used in financing activities	(6.1)	(41.4)

Effect of exchange rates on cash and cash equivalents	0.1	(0.1)
Net increase (decrease) in cash and cash equivalents	(41.6)	25.4
Cash and cash equivalents at beginning of period	179.9	55.2
Cash and cash equivalents at end of period	$138.3	$80.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTERESTS
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	55.7	$1.4	$839.3	(1.4)	$(14.9)	$(527.8)	$(161.2)	$136.8	$—
Net earnings	—	—	—	—	—	(1.0)	—	(1.0)	—
Foreign currency translation adjustments	—	—	—	—	—	—	0.8	0.8	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.1	1.1	—
Stock-based compensation	—	—	1.7	—	—	—	—	1.7	—
Issuance of share-based awards, net of other activity	0.9	—	(2.4)	0.8	2.8	—	—	0.4	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.4)	(2.5)	—	—	(2.5)	—
Balance at March 31, 2022	56.6	$1.4	$838.6	(1.0)	$(14.6)	$(528.8)	$(159.3)	$137.3	$—

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	54.4	$1.4	$833.1	(0.8)	$(13.1)	$(566.0)	$(171.3)	$84.1	$0.7
Net earnings	—	—	—	—	—	10.2	—	10.2	—
Foreign currency translation adjustments	—	—	—	—	—	—	(6.0)	(6.0)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.8	1.8	—
Stock-based compensation	—	—	3.0	—	—	—	—	3.0	—
Issuance of share-based awards, net of other activity	1.3	—	(0.6)	—	1.0	—	—	0.4	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.1)	—	—	(1.1)	—
Balance at March 31, 2021	55.7	$1.4	$835.5	(1.0)	$(13.2)	$(555.8)	$(175.5)	$92.4	$0.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the “Company” or “Quad”) have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2021, and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 23, 2022.

The Company is subject to seasonality in its quarterly results as net sales and operating income are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows provided by operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased retail inserts and catalogs primarily due to back-to-school and holiday-related advertising and promotions. Due to the impacts from supply chain disruptions in 2022, the Company expects to reach higher than typical levels of working capital requirements during the first and second quarters. The Company expects seasonality impacts to continue in future years.

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three months ended March 31, 2022 and 2021. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

COVID-19 Pandemic Impacts and Response - The COVID-19 pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows, results of operations, supply chain and raw materials availability, although the full extent is still uncertain. Throughout the pandemic, the Company implemented cost reduction and cash conservation initiatives in response to the pandemic’s impact on its business. With ongoing advancements against the COVID-19 pandemic, the effects on the Company have lessened from previous periods. The Company continues to evaluate the impact and may implement additional cost reduction measures as necessary. The pandemic has also disrupted the Company’s supply chain and contributed to rising inflationary cost pressures within the Company’s raw materials, distribution and labor. The ultimate impact of COVID-19 on the Company’s business, financial condition, cash flows, results of operations, supply chain and raw materials availability, will depend on future developments, including the continuing duration of the pandemic and the related length of its impact on the global economy, all of which are still uncertain.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three months ended March 31, 2022 and 2021:

	United States Print and Related Services	International	Total
Three months ended March 31, 2022
Catalog, publications, retail inserts, and directories	$341.7	$60.5	$402.2
Direct mail and other printed products	149.2	26.9	176.1
Other	2.4	0.2	2.6
Total products	493.3	87.6	580.9
Logistics services	71.0	5.3	76.3
Marketing services and medical services	86.8	0.2	87.0
Total services	157.8	5.5	163.3
Total net sales	$651.1	$93.1	$744.2

Three months ended March 31, 2021
Catalog, publications, retail inserts, and directories	$329.7	$49.0	$378.7
Direct mail and other printed products	129.0	16.8	145.8
Other	1.2	0.3	1.5
Total products	459.9	66.1	526.0
Logistics services	92.7	5.1	97.8
Marketing services and medical services	82.0	—	82.0
Total services	174.7	5.1	179.8
Total net sales	$634.6	$71.2	$705.8

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
The Company considers its logistic operations as services, which include the delivery of printed material. The services offering also includes revenues related to the Company’s marketing services operations, which include digital content management, photography, color services, page production, marketing strategy, creative solutions, media planning and placement and facilities management, as well as medical services.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with Accounting Standards Codification 606 — Revenue from Contracts with Customers, the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a client contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the three months ended March 31, 2022, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2021	$5.1
Costs to obtain contracts	—
Amortization of costs to obtain contracts	(0.5)
Balance at March 31, 2022	$4.6

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2022 and 2021, as follows:

	Three Months Ended March 31,
	2022	2021
Employee termination charges	$1.1	$4.7
Impairment charges	0.1	0.8
Transaction-related charges	0.2	0.2
Other restructuring charges (income)	2.2	(3.1)
Total	$3.6	$2.6

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 18, “Segment Information,” for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company has a restructuring program related to eliminating excess manufacturing capacity and properly aligning its cost structure. The Company classifies the following charges as restructuring:

•Employee termination charges are incurred when the Company reduces its workforce through facility consolidations and separation programs.

•Other restructuring charges (income) are presented net of the gains on the sale of facilities, including a gain on the sale of the Riverside, California facility during the three months ended March 31, 2021. The components of other restructuring charges (income) consisted of the following during the three months ended March 31, 2022 and 2021:

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)

	Three Months Ended March 31,
	2022	2021
Vacant facility carrying costs and lease exit charges	$1.0	$3.9
Equipment and infrastructure removal costs	—	0.8
Gains on the sale of facilities	—	(7.8)
Other restructuring activities	1.2	—
Other restructuring charges (income)	$2.2	$(3.1)

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $0.1 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively. The impairment charges were primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities.

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 11, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs) and were estimated based on broker quotes, internal expertise related to current marketplace conditions and estimated future discounted cash flows. These assets were adjusted to their estimated fair values at the time of impairment. If estimated fair values subsequently decline, the carrying values of the assets are adjusted accordingly.

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.2 million were recorded during the three months ended March 31, 2022 and 2021.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the three months ended March 31, 2022, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Other Restructuring Charges	Total
Balance at December 31, 2021	$4.7	$—	$0.4	$50.2	$55.3
Expense, net	1.1	0.1	0.2	2.2	3.6
Cash payments, net	(1.7)	—	(0.1)	(3.4)	(5.2)
Non-cash adjustments/reclassifications and translation	(0.2)	(0.1)	—	0.5	0.2
Balance at March 31, 2022	$3.9	$—	$0.5	$49.5	$53.9

The Company’s restructuring reserves at March 31, 2022, included a short-term and a long-term component. The short-term portion included $46.7 million in other current liabilities (see Note 12, “Other Current and Long-Term Liabilities”) and $0.7 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $6.5 million is included in other long-term liabilities (see Note 12, “Other Current and Long-Term Liabilities”) in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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

No indicators of impairment were identified in any of the Company’s reporting units during the three months ended March 31, 2022.

The accumulated goodwill impairment losses and the carrying value of goodwill at March 31, 2022, and December 31, 2021, were as follows:

	United States Print and Related Services	International	Total
Goodwill	$864.7	$30.0	$894.7
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)
Goodwill, net of accumulated goodwill impairment loss	$86.4	$—	$86.4

Other Intangible Assets

The components of finite-lived intangible assets at March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022				December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, patents, licenses and agreements	6	$67.7	$(52.1)	$15.6	6	$68.1	$(50.7)	17.4
Capitalized software	5	19.6	(14.9)	4.7	5	19.2	(14.3)	4.9
Acquired Technology	5	3.6	(1.4)	2.2	5	3.6	(1.2)	2.4
Customer relationships	6	560.7	(515.0)	45.7	6	560.1	(509.5)	50.6
Total		$651.6	$(583.4)	$68.2		$651.0	$(575.7)	$75.3

The gross carrying amount and accumulated amortization within other intangible assets—net in the condensed consolidated balance sheets at March 31, 2022, and December 31, 2021, differs from the value originally recorded at acquisition due to impairment charges recorded in prior years and the effects of currency fluctuations since the purchase date.

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the three months ended March 31, 2022 and 2021.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Amortization expense for other intangible assets was $7.6 million and $9.1 million for the three months ended March 31, 2022 and 2021, respectively. The estimated future amortization expense related to other intangible assets as of March 31, 2022, was as follows:

Amortization Expense
Remainder of 2022	$23.1
2023	26.6
2024	15.4
2025	2.7
2026	0.4
2027	—
Total	$68.2

Note 5. Receivables

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

The Company has recorded credit loss expense of $0.7 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Activity impacting the allowance for credit losses for the three months ended March 31, 2022, was as follows:

Allowance for Credit Losses
Balance at December 31, 2021	$28.2
Provisions	0.7
Write-offs	(0.4)
Translation and other	(0.1)
Balance at March 31, 2022	$28.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Note 6. Inventories

The components of inventories at March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Raw materials and manufacturing supplies	$166.1	$148.6
Work in process	38.5	31.6
Finished goods	44.5	46.0
Total	$249.1	$226.2

Note 7. Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Land	$74.1	$73.6
Buildings	658.0	658.4
Machinery and equipment	2,881.2	2,883.7
Other(1)	177.5	181.9
Construction in progress	32.1	25.1
Property, plant and equipment—gross	$3,822.9	$3,822.7
Less: accumulated depreciation	(3,106.6)	(3,095.7)
Property, plant and equipment—net	$716.3	$727.0
______________________________
(1)Other consists of computer equipment, vehicles, furniture and fixtures, leasehold improvements and communication-related equipment.

The Company recorded impairment charges of $0.1 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production to fair value (see Note 3, “Restructuring, Impairment and Transaction-Related Charges,” for further discussion on impairment charges).

The Company recognized depreciation expense of $28.9 million and $32.8 million for the three months ended March 31, 2022 and 2021, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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

Note 9. Debt

The components of long-term debt as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Master note and security agreement	$6.2	$7.2
Term Loan A	575.4	575.4
Revolving credit facility	—	—
Senior unsecured notes	209.1	211.5
International term loans	5.2	5.3
International revolving credit facilities	10.8	8.8
Other	1.1	1.4
Debt issuance costs	(8.4)	(9.1)
Total debt	$799.4	$800.5
Less: short-term debt and current portion of long-term debt	(251.5)	(245.6)
Long-term debt	$547.9	$554.9

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.8 billion at March 31, 2022 and at December 31, 2021. The fair value determination of the Company’s total debt was categorized as Level 2 in the fair value hierarchy (see Note 11, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Senior Unsecured Notes

During the three months ended March 31, 2022, the Company repurchased $2.4 million of its outstanding unsecured 7.0% senior notes due May 1, 2022 (the “Senior Unsecured Notes”) in the open market. All repurchased Senior Unsecured Notes were canceled. The Company used cash flows from operating activities to fund the repurchases. These repurchases were completed primarily to reduce interest expense.

On May 2, 2022, the Company used liquidity available under its revolving credit facility and available cash on hand to fund the repayment on maturity of all $209.1 million aggregate principal amount of its Senior Unsecured Notes.

Debt Issuance Costs

Activity impacting the Company’s debt issuance costs for the three months ended March 31, 2022, was as follows:

Capitalized Debt Issuance Costs
Balance at December 31, 2021	$9.1
Amortization of debt issuance costs	(0.7)
Balance at March 31, 2022	$8.4

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements, as amended to date). The Company was in compliance with all covenants in its debt agreements as of March 31, 2022. Among these covenants, the Company was required to maintain the following as of March 31, 2022:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2022, the Company’s Total Leverage Ratio was 3.30 to 1.00).

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

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed (a) 3.50 to 1.00 for any fiscal quarter ending prior to December 31, 2023, and (b) 3.25 to 1.00 for any fiscal quarter ending on or after December 31, 2023 (other than, in the case of this clause (b), any fiscal quarter ending September 30 of any year, each of which shall be subject to a maximum Senior Secured Leverage Ratio not to exceed 3.50 to 1.00) (for the twelve months ended March 31, 2022, the Company’s Senior Secured Leverage Ratio was 1.89 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2022, the Company’s Interest Coverage Ratio was 5.18 to 1.00).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of March 31, 2022, was 3.30 to 1.00, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 1.89 to 1.00 and the Total Net Leverage Ratio was 2.75 to 1.00, as of March 31, 2022.

Note 10. Income Taxes

The Company records income tax expense on an interim basis. The estimated effective income tax rate is adjusted quarterly, and items discrete to a specific quarter and adjustments to valuation allowances that could result in a reduction to tax expense or benefit are reflected in income tax expense for that interim period.

The effective income tax rate for the interim period can differ from the statutory tax rate, as it reflects discrete items, such as changes in the liability for unrecognized tax benefits related to the establishment and settlement of income tax exposures and expenses related to share-based compensation.

The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of March 31, 2022, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits was $11.7 million as of March 31, 2022 and December 31, 2021. The Company anticipates a $0.5 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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

Level 3:    Unobservable inputs for the asset or liability. There were no recurring Level 3 fair value measurements of assets or liabilities as of March 31, 2022.

Interest Rate Swaps

The Company currently holds one active interest rate swap contract. Another previously held interest rate swap, effective on February 28, 2017, terminated on February 28, 2022. The purpose of entering into the contracts was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt. The interest rate swap was previously designated as cash flow hedges as they effectively converted the notional value of the Company’s variable rate debt based on one-month London Interbank Offered Rate (“LIBOR”) to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. However, the Company amended its Senior Secured Credit Facility during the second quarter of 2020, which added a 0.75% LIBOR floor to the Company’s variable rate debt, changing the critical terms of the hedged instrument. Due to this change in critical terms, the Company has elected to de-designate the swaps as cash flow hedges, resulting in future changes in fair value being recognized in interest expense. The balance of the accumulated other comprehensive loss attributable to the interest rate swaps as of June 30, 2020, will be amortized to interest expense on a straight-line basis over the remaining life of the swap contract. The Company expects to reclassify $2.7 million of this balance to interest expense over the next twelve months.

The key terms of the active interest rate swap is as follows:

March 19, 2019 Interest Rate Swap
Effective date	March 29, 2019
Termination date	March 28, 2024
Term	5 years
Notional amount	$130.0
Fixed swap rate	2.43%

The Company classifies the interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swaps classified as Level 2 as of March 31, 2022, and December 31, 2021, were as follows:

	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swap liabilities	Other current liabilities	$—	$(0.7)
Interest rate swap liabilities	Other long-term liabilities	$(0.2)	$(4.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Prior to the Company’s de-designation of the interest rate swap as a cash flow hedge, the interest rate swap was considered highly effective, with no amount of ineffectiveness recorded into earnings. The change in the fair value of the interest rate swap is recorded as an adjustment to interest expense in the condensed consolidated statements of operations. The cash flows associated with the interest rate swap have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Cash Flow Impacts
Net interest paid	$1.5	$1.8

Impacts with Swaps as Nonhedging Instruments
Income recognized in interest expense excluded from hedge effectiveness assessments	(5.0)	(2.7)
Amounts reclassified out of accumulated other comprehensive loss to interest expense	1.4	1.8
Net interest expense	1.5	1.8
Total impact of swaps to interest expense	$(2.1)	$0.9

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. There were no open foreign currency exchange contracts as of March 31, 2022.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the three months ended March 31, 2022 and 2021, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 9, “Debt,” for the fair value of the Company’s debt as of March 31, 2022.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges, which are categorized as Level 3. See Note 3, “Restructuring, Impairment and Transaction-Related Charges” and Note 7, “Property, Plant and Equipment” for further discussion on impairment charges recorded as a result of the remeasurement of certain long-lived assets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of March 31, 2022, and December 31, 2021.

Note 12. Other Current and Long-Term Liabilities

The components of other current and long-term liabilities as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022			December 31, 2021
	Other Current Liabilities	Other Long-Term Liabilities	Total	Other Current Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$82.4	$46.6	$129.0	$128.8	$52.8	$181.6
Single employer pension plan obligations	1.6	14.3	15.9	1.6	17.6	19.2
Multiemployer pension plans – withdrawal liability	3.9	27.4	31.3	3.8	28.4	32.2
Deferred revenue	51.5	1.8	53.3	66.4	2.1	68.5
Tax-related liabilities	19.1	5.3	24.4	20.0	5.3	25.3
Restructuring liabilities	46.7	6.5	53.2	47.5	6.1	53.6
Interest and rent liabilities	6.6	—	6.6	2.8	—	2.8
Interest rate swap liabilities	—	0.2	0.2	0.7	4.4	5.1
Other	36.4	17.4	53.8	42.7	11.4	54.1
Total	$248.2	$119.5	$367.7	$314.3	$128.1	$442.4
______________________________
(1)Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers’ compensation.

Note 13. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Employee Stock Ownership Plan (“ESOP”) holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions during the three months ended March 31, 2022 and 2021.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
The components of net pension income for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
Interest cost	$(2.4)	$(2.1)
Expected return on plan assets	5.6	6.2
Net pension income	$3.2	$4.1

The Company made $0.2 million in benefit payments to its non-qualified defined benefit pension plans during the three months ended March 31, 2022. There were no contributions to its qualified defined benefit pension plans during the three months ended March 31, 2022.

Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a withdrawal liability based on information provided by each plan’s trustee. The Company has reserved $31.3 million for the total MEPPs withdrawal liability as of March 31, 2022, of which $27.4 million was recorded in other long-term liabilities and $3.9 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU and GCC until April 2032 and February 2024, respectively. The Company made payments totaling $1.5 million for the three months ended March 31, 2022 and 2021.

Note 14. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the basic weighted average common shares outstanding. The calculation of diluted earnings (loss) per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the three months ended March 31, 2022, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 0.9 million class A common shares for the three months ended March 31, 2021.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the three months ended March 31, 2022 and 2021, are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Numerator
Net earnings (loss)	$(1.0)	$10.2

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	51.5	51.4
Plus: effect of dilutive equity incentive instruments	—	1.4
Diluted weighted average number of common shares outstanding for all classes of common shares	51.5	52.8

Earnings (loss) per share
Basic	$(0.02)	$0.20
Diluted	$(0.02)	$0.19

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

The 2020 Plan provides for an aggregate 3,000,000 shares of class A common stock reserved for issuance, plus shares still available for issuance or re-credited under the 2010 Plan. Awards under the 2020 Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock (“RS”), restricted stock units (“RSU”), deferred stock units (“DSU”) or other stock-based awards as determined by the Company’s Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. There were 1,331,509 shares of class A common stock reserved for issuance under the 2020 Plan as of March 31, 2022. Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs. The Company plans to either use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and non-employee directors, including stock options, performance shares, performance share units, RS awards, RSU awards and DSU awards. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite three year service period of the awards, except deferred stock units, which are fully vested and expensed on the grant date. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations and includes expense recognized for liability awards that are remeasured on a quarterly basis. The total compensation expense recognized related to all equity incentive programs for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
	2022	2021
RS and RSU equity awards expense	$1.7	$2.2
RSU liability awards expense	0.2	—
DSU awards expense	—	0.8
Total equity incentive compensation expense	$1.9	$3.0

Total future compensation expense related to all equity incentive programs granted as of March 31, 2022, was estimated to be $9.4 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $3.5 million for the remainder of 2022, $3.4 million for 2023, $2.2 million for 2024 and $0.3 million for 2025.

Stock Options

There were no stock options granted, and no compensation expense was recognized related to stock options for the three months ended March 31, 2022 and 2021. There is no future compensation expense for stock options as of March 31, 2022. The following table is a summary of the stock option activity for the three months ended March 31, 2022:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2021	56,034	$14.14	0.0	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(56,034)	14.14
Outstanding and exercisable at March 31, 2022	—	$—	0.0	$—

The intrinsic value of options outstanding and exercisable at December 31, 2021 was based on the fair value of the stock price. There were no stock options exercised during the three months ended March 31, 2022 and 2021.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
The following table is a summary of RS and RSU award activity for the three months ended March 31, 2022:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2021	3,053,019	$6.99	1.2	222,093	$10.41	0.5
Granted	1,654,473	4.00		54,014	4.00
Vested	(1,039,567)	12.31		(169,489)	12.33
Forfeited	(37,656)	4.37		(6)	12.33
Nonvested at March 31, 2022	3,630,269	$4.13	2.1	106,612	$4.11	2.2

In the first quarter of 2019, the Company issued RSU awards in connection with the acquisition of Periscope, Inc. that were accounted for as liability awards and vested on March 1, 2022. The awards were recorded at fair value on the initial issuance date and were remeasured to fair value at each reporting period, with the change in fair value being recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

Deferred Stock Units

Deferred stock units are awards of rights to shares of the Company’s class A common stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the three months ended March 31, 2022:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	687,391	$8.26
Granted	—	—
Dividend equivalents granted	—	—
Settled	(79,908)	4.62
Outstanding at March 31, 2022	607,483	$8.74

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
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Note 16. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
March 31, 2022	105.0	42.1	0.5	42.6
December 31, 2021	105.0	40.8	0.9	41.7

Class B stock ($0.025 par value)
March 31, 2022	80.0	13.5	—	13.5
December 31, 2021	80.0	13.5	—	13.5

Class C stock ($0.025 par value)
March 31, 2022	20.0	—	0.5	0.5
December 31, 2021	20.0	—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2022, and December 31, 2021. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. There were no shares repurchased during the three months ended March 31, 2022, or during the three months ended March 31, 2021. As of March 31, 2022, there were $100.0 million of authorized repurchases remaining under the program.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
Note 17. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2022, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2021	$(143.1)	$(6.7)	$(11.4)	$(161.2)
Other comprehensive income before reclassifications	0.8	—	—	0.8
Amounts reclassified from accumulated other comprehensive loss to net earnings (loss)	—	1.1	—	1.1
Net other comprehensive income	0.8	1.1	—	1.9
Balance at March 31, 2022	$(142.3)	$(5.6)	$(11.4)	$(159.3)

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2021, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2020	$(130.8)	$(12.3)	$(28.2)	$(171.3)
Other comprehensive loss before reclassifications	(6.0)	—	—	(6.0)
Amounts reclassified from accumulated other comprehensive loss to net income	—	1.8	—	1.8
Net other comprehensive income (loss)	(6.0)	1.8	—	(4.2)
Balance at March 31, 2021	$(136.8)	$(10.5)	$(28.2)	$(175.5)

The details of the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the three months ended March 31, 2022 and 2021, were as follows:

Details of Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Condensed Consolidated Statements of Operations Presentation
	2022	2021
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges	$1.4	$1.8	Interest expense
Impact of income taxes	(0.3)	—	Income tax expense
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges, net of tax	$1.1	$1.8

Note 18. Segment Information

As a global marketing experience company, Quad leverages its more than 50-year heritage of platform excellence, innovation, strong culture and social purpose to create a better way for its clients, employees and communities. The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category are as follows:

•United States Print and Related Services
•International
•Corporate

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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

International

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. As of March 31, 2022, the Company has no unrestricted subsidiaries as defined in the Company’s Senior Unsecured Notes indenture.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

The following is a summary of segment information for the three months ended March 31, 2022 and 2021:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended March 31, 2022
United States Print and Related Services	$493.3	$157.8	$11.8	$1.7
International	87.6	5.5	3.7	1.6
Total operating segments	580.9	163.3	15.5	3.3
Corporate	—	—	(10.1)	0.3
Total	$580.9	$163.3	$5.4	$3.6

Three months ended March 31, 2021
United States Print and Related Services	$459.9	$174.7	$32.5	$1.1
International	66.1	5.1	1.5	0.8
Total operating segments	526.0	179.8	34.0	1.9
Corporate	—	—	(13.0)	0.7
Total	$526.0	$179.8	$21.0	$2.6

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2022 and 2021, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(In millions, except share and per share data and unless otherwise indicated)
A reconciliation of operating income to earnings (loss) before income taxes and equity in earnings of unconsolidated entity as reported in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
	2022	2021
Operating income	$5.4	$21.0
Less: interest expense	9.3	14.5
Less: net pension income	(3.2)	(4.1)
Earnings (loss) before income taxes and equity in earnings of unconsolidated entity	$(0.7)	$10.6

Note 19. New Accounting Pronouncements

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2021, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2022.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended March 31, 2022, to the three months ended March 31, 2021. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Company’s third-party logistics business on June 30, 2021. The results of operations of the divestiture are included in the Company’s condensed consolidated results until the date of disposition. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with GAAP.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad are those described in Part I, Item 1A, “Risk Factors,” of the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on February 23, 2022, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

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

•The impact of increased business complexity as a result of the Company’s transformation to a marketing experience company;

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

•The impact of risks associated with the operations outside of the United States (“U.S.”), including costs incurred or reputational damage suffered due to improper conduct of its employees, contractors or agents, and geopolitical events like war and terrorism;

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

Overview

Business Overview

Quad is a global marketing experience company that helps brands reimagine their marketing to be more streamlined, impactful, flexible and frictionless. Quad’s strategic priorities are powered by three key competitive advantages that include integrated marketing platform excellence, innovation, and culture and social purpose. The Company’s integrated marketing platform is powered by a set of core specialties including business strategy, insights and analytics, technology solutions, managed services, agency and studio solutions, media, print, in-store and packaging. Serving over 4,600 clients, Quad has more than 15,000 people working in 14 countries around the world.

Quad’s overarching business strategy and singular vision as a global marketing experience company is achieved through the execution of the following five consistent strategic priorities:

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

Grow the Business Profitably

This strategic priority centers on Quad’s ability to defend against significant media disruption, deploy balanced use of capital, including disciplined and compelling investments, and grow the business as a marketing experience company. Key components of this priority are:

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

•Make disciplined and compelling investments that take many different forms. The Company intends to continue to pursue growth investments that help expand and strengthen its integrated marketing platform. In addition, the Company intends to continue making long-term investments in its talent, such as hiring business professionals with client-side marketing experience and consulting expertise to enhance its position as a marketing experience company, as well as investments to attract new employees and increase existing employee engagement, retention and productivity.

Bolster Platform Strength

The Company operates what it believes to be a superior and unparalleled integrated marketing platform, which it has consciously built to remove friction in the marketing process and speed the overall marketing journey through reduced complexity, increased efficiencies and enhanced marketing spend effectiveness across channels. Through this unique platform, the Company offers a complete through-the-line marketing offering featuring agency, consulting and implementation solutions encompassing marketing strategy, including consumer insights and data analytics; creative solutions for producing quality content at scale; and media deployment and optimization for all channels, including print, broadcast, digital, in-store, out-of-home and packaging supported by 24/7 global production, including industry-leading print manufacturing and mail-distribution capabilities. Quad uses a disciplined return on capital framework to make regular, strategic investments in this platform, resulting in what it believes is the most integrated, automated, efficient, innovative and modern marketing platform of its kind. The Company’s long-standing, disciplined culture of holistic Continuous Improvement and commitment to Lean Enterprise methodologies, along with ongoing, strategic investments in talent, technology, products and services to accelerate its position as a marketing experience company.

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

To provide ongoing improvement in manufacturing productivity and, ultimately, maximize operating margins, the Company applies holistic Continuous Improvement and Lean Enterprise methodologies to simplify and streamline processes. These same methodologies are applied to its selling, general and administrative functions to create a truly Lean Enterprise. The Company continually works to lower its cost structure by consolidating its manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be the high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt and pension liability reduction. The Company’s disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk, with the nearest significant debt maturity of $91.5 million occurring in January 2024. The Company had total liquidity of $535.0 million as of March 31, 2022, which consisted of up to $396.7 million of unused capacity under its revolving credit arrangement, net of $35.8 million of issued letters of credit, and cash and cash equivalents of $138.3 million. On May 2, 2022, the Company used liquidity available under its revolving credit facility and available cash on hand to fund the repayment on maturity of all $209.1 million aggregate principal amount of its Senior Unsecured Notes. In addition, the Company completed the amendment of its $1 billion bank debt agreement during the fourth quarter of 2021, extending the maturity to November 2026. Quad is proud of its strong and trusted banking relationships, which provide the Company with increased financial flexibility to continue to pay down debt and to make strategic investments to accelerate its position as a marketing experience company.

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 87% of the Company’s consolidated net sales during the three months ended March 31, 2022.

•The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 13% of the Company’s consolidated net sales during the three months ended March 31, 2022.

•Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

Key Performance Metrics Overview

The Company’s management believes the ability to generate net sales growth, profit increases and positive cash flow, while maintaining the appropriate level of debt, are key indicators of the successful execution of the Company’s business strategy and will increase shareholder value. The Company uses period-over-period net sales growth, EBITDA, EBITDA margin, net cash provided by (used in) operating activities, Free Cash Flow and Debt Leverage Ratio as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin, Free Cash Flow and Debt Leverage Ratio are non-GAAP financial measures (see the definitions of EBITDA, EBITDA margin and the reconciliation of net earnings (loss) to EBITDA in the “Results of Operations” section below, and see the definitions of Free Cash Flow and Debt Leverage Ratio, the reconciliation of net cash provided by (used in) operating activities to Free Cash Flow, and the calculation of Debt Leverage Ratio in the “Liquidity and Capital Resources” section below).

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

Net cash provided by (used in) operating activities. The Company uses net cash provided by (used in) operating activities as a metric to assess liquidity. The Company’s management assesses net cash provided by (used in) operating activities based on the ability to meet recurring cash obligations while increasing available cash to fund debt service requirements, capital expenditures, acquisitions and other investments in future growth, cash restructuring requirements related to cost reduction activities, shareholder dividends and share repurchases. Net cash provided by (used in) operating activities can be significantly impacted by the timing of non-recurring or infrequent receipts or expenditures.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations decreased by $2 million during the three months ended March 31, 2022. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and finance lease obligations by $937 million and has reduced the obligations for pension, postretirement and MEPPs by $515 million, for a total obligation reduction since July of 2010 of $1.4 billion.

The Company is subject to seasonality in its quarterly results as net sales and operating income are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows provided by operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased retail inserts and catalogs primarily due to back-to-school and holiday-related advertising and promotions. Due to the impacts from supply chain disruptions in 2022, the Company expects to reach higher than typical levels of working capital requirements during the first and second quarters. The Company expects seasonality impacts to continue in future years.

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

Integrated distribution with the United States Postal Service (“USPS”) is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS continues to experience financial problems. The passing of the Postal Service Reform Act of 2022, signed in April 2022, gives the USPS considerable financial relief as well as significant cost relief over the next ten years. While the legislative postal reform helps considerably, without decreased operational cost structures, increased efficiencies or increased volumes and revenues, these losses will potentially continue into the future. As a result of these financial difficulties, the USPS has continued to adjust its postal rates and service levels. Additional price increases may result in clients reducing mail volumes and exploring the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet and other alternative media channels in order to ensure that they stay within their expected postage budgets.

Federal statute requires the Postal Regulatory Commission (“PRC”) to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC authorized a five year rate-making structure that provides the USPS with additional pricing flexibility over the Consumer Price Index cap, which may result in a substantially altered rate structure for mailers. The revised rate authority that is effective as a result of the rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. This has led to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. The uncertainty as to how much of the authority the USPS will use also creates potential volume declines as rate predictability with respect to cost is no longer known for mailers. The result may be reduced demand for printed products as clients may move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers.

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

The Company’s results of operations have been adversely impacted as a result of the COVID-19 pandemic and the emergence of new variants. Through the Company’s Crisis Management Team, including executive and operations leadership, the Company has been executing business continuity plans focused on protecting the health and well-being of our employees, while also continuing to service clients, and protect the long-term financial health of the Company as the COVID-19 pandemic continues. With ongoing advancements against the COVID-19 pandemic, the effects on the Company have lessened from previous periods. The Company is continuing to evaluate the impact and may implement additional cost reduction measures as necessary. The ultimate impact of COVID-19 on the Company’s business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including the continuing duration of the pandemic and the related length of its impact on the global economy, all of which are still uncertain.

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

Results of Operations for the Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2021

Summary Results

The Company’s operating income, operating margin, net earnings (loss) (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the three months ended March 31, 2022, changed from the three months ended March 31, 2021, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the three months ended March 31, 2021	$21.0	3.0%	$10.2	$0.19
Restructuring, impairment and transaction-related charges (1)	(1.0)	(0.1)%	(0.8)	(0.01)
Other operating income elements (2)	(14.6)	(2.2)%	(10.8)	(0.21)
Operating Income	5.4	0.7%	(1.4)	(0.03)
Interest expense (3)	N/A	N/A	3.9	0.07
Net pension income (4)	N/A	N/A	(0.7)	(0.01)
Income taxes (5)	N/A	N/A	(2.7)	(0.05)
Investments in unconsolidated entity, net of tax (6)	N/A	N/A	(0.1)	—
For the three months ended March 31, 2022	$5.4	0.7%	$(1.0)	$(0.02)
______________________________
(1)Restructuring, impairment and transaction-related charges increased $1.0 million ($0.8 million, net of tax), to $3.6 million during the three months ended March 31, 2022, and included the following:

a.A $3.6 million decrease in employee termination charges from $4.7 million during the three months ended March 31, 2021, to $1.1 million during the three months ended March 31, 2022;

b.A $0.7 million decrease in impairment charges from $0.8 million during the three months ended March 31, 2021, to $0.1 million during the three months ended March 31, 2022;

c.Transaction-related charges of $0.2 million for both of the three months ended March 31, 2022 and 2021; and

d.A $5.3 million increase in various other restructuring charges from $3.1 million of income during the three months ended March 31, 2021, to $2.2 million of expense during the three months ended March 31, 2022.

The Company expects to incur additional restructuring costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements decreased $14.6 million ($10.8 million, net of tax impact) during the three months ended March 31, 2022, primarily due to net cost increases from supply chain disruptions, cost inflation in materials and freight and labor shortages. These cost increases were partially offset by the following: (1) an $8.5 million increase in paper byproduct recoveries; (2) a $5.4 million decrease in depreciation and amortization expense; and (3) savings from other cost reduction initiatives.

(3)Interest expense decreased $5.2 million ($3.9 million, net of tax) during the three months ended March 31, 2022, to $9.3 million. This change was due to a $3.0 million decrease in interest expense related to the interest rate swaps and lower average debt levels in the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

(4)Net pension income decreased $0.9 million ($0.7 million, net of tax) during the three months ended March 31, 2022, to $3.2 million. This was due to a $0.6 million decrease from the expected long-term return on pension plan assets and a $0.3 million increase from interest cost on pension plan liabilities.

(5)The $2.7 million decrease in income tax benefit as calculated in the following table is primarily due to a $2.8 million decrease in valuation allowance reserves.

	Three Months Ended March 31,
	2022	2021	$ Change
Earnings (loss) before income taxes and equity in earnings of unconsolidated entity	$(0.7)	$10.6	$(11.3)
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	(0.2)	2.7	(2.9)

Income tax expense from the condensed consolidated statements of operations	0.3	0.5	(0.2)

Impact of income taxes	$(0.5)	$2.2	$(2.7)

(6)The decrease in investments in unconsolidated entity, net of tax, of $0.1 million during the three months ended March 31, 2022, was due to a $0.1 million decrease in earnings at the Company’s investment in Plural Industria Grafica Ltda., the Company’s Brazilian joint venture. In January 2022, the Company sold its investment in Plural.

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2022		2021
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$580.9	78.1%	$526.0	74.5%	$54.9	10.4%
Services	163.3	21.9%	179.8	25.5%	(16.5)	(9.2)%
Total net sales	744.2	100.0%	705.8	100.0%	38.4	5.4%
Cost of sales:
Products	503.1	67.6%	428.3	60.7%	74.8	17.5%
Services	116.5	15.7%	131.5	18.6%	(15.0)	(11.4)%
Total cost of sales	619.6	83.3%	559.8	79.3%	59.8	10.7%
Selling, general & administrative expenses	79.1	10.6%	80.5	11.4%	(1.4)	(1.7)%
Depreciation and amortization	36.5	4.9%	41.9	5.9%	(5.4)	(12.9)%
Restructuring, impairment and transaction-related charges	3.6	0.5%	2.6	0.4%	1.0	38.5%
Total operating expenses	738.8	99.3%	684.8	97.0%	54.0	7.9%
Operating income	$5.4	0.7%	$21.0	3.0%	$(15.6)	(74.3)%

Net Sales

Product sales increased $54.9 million, or 10.4%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $47.5 million increase from pass-through paper sales and a $10.6 million increase in sales in the Company’s print product lines, primarily due to increased print volume. These decreases were partially offset by $3.2 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $16.5 million, or 9.2%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $28.1 million decrease in sales due to the divestiture of the Company’s third-party logistics business, partially offset by a $6.6 million increase in logistics sales and a $5.0 million increase in marketing services and medical services.

Cost of Sales

Cost of product sales increased $74.8 million, or 17.5%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the following: (1) a increase in pass-through paper costs; (2) the impacts from rising costs of materials, labor and other costs of production; and (3) higher print volumes.  These increases were partially offset by an $8.5 million increase in paper byproduct recoveries and other cost reduction initiatives.

Cost of service sales decreased $15.0 million, or 11.4%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the impact from the divestiture of the Company’s third-party logistics business, partially offset by increased freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.4 million, or 1.7%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $2.0 million decrease from foreign translations impacts. Selling, general and administrative expenses as a percentage of net sales decreased to 10.6% for the three months ended March 31, 2022, compared to 11.4% for the three months ended March 31, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $5.4 million, or 12.9%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to a $3.9 million decrease in depreciation expense, primarily from property, plant and equipment becoming fully depreciated over the past year and a decrease in purchases of property, plant and equipment, and a $1.5 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $1.0 million, or 38.5%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the following:

	Three Months Ended March 31,
	2022	2021	$ Change
Employee termination charges	$1.1	$4.7	$(3.6)
Impairment charges (a)	0.1	0.8	(0.7)
Transaction-related charges	0.2	0.2	—
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	1.0	3.9	(2.9)
Equipment and infrastructure removal costs	—	0.8	(0.8)
Gains on the sale of facilities (b)	—	(7.8)	7.8
Other restructuring activities (c)	1.2	—	1.2
Other restructuring charges (income)	2.2	(3.1)	5.3
Total restructuring, impairment and transaction-related charges	$3.6	$2.6	$1.0
______________________________
(a)Includes $0.1 million and $0.8 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities, during the three months ended March 31, 2022 and 2021, respectively.
(b)Includes a $7.6 million gain on the sale of the Riverside, California facility during the three months ended March 31, 2021.
(c)Includes $0.8 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the three months ended March 31, 2022. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, were as follows:

	Three Months Ended March 31,
	2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$45.1	6.1%	$67.1	9.5%

EBITDA decreased $22.0 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to net cost increases from supply chain disruptions, cost inflation in materials and freight and labor shortages and $1.0 million of increased restructuring, impairment and transaction-related charges. These cost increases were partially offset by an $8.5 million increase in paper byproduct recoveries and savings from other cost reduction initiatives.

EBITDA is defined as net earnings (loss), excluding (1) interest expense, (2) income tax expense and (3) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad’s performance. Both are important measures by which Quad gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are non-GAAP financial measures and should not be considered alternatives to net earnings (loss) as a measure of operating performance, or to cash flows provided by (used in) operating activities as a measure of liquidity. Quad’s calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies, and therefore, comparability may be limited.

A reconciliation of EBITDA to net earnings (loss) for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Net earnings (loss) (1)	$(1.0)	$10.2
Interest expense	9.3	14.5
Income tax expense	0.3	0.5
Depreciation and amortization	36.5	41.9
EBITDA (non-GAAP)	$45.1	$67.1
______________________________
(1)Net earnings (loss) included the following:
a.Restructuring, impairment and transaction-related charges of $3.6 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively;
b.Net pension income of $3.2 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively;
c.Equity in earnings of unconsolidated entity of $0.1 million for the three months ended March 31, 2021.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$493.3	$459.9	$33.4	7.3%
Services	157.8	174.7	(16.9)	(9.7)%
Operating income (including restructuring, impairment and transaction-related charges)	11.8	32.5	(20.7)	(63.7)%
Operating margin	1.8%	5.1%	N/A	N/A
Restructuring, impairment and transaction-related charges	$1.7	$1.1	$0.6	54.5%

Net Sales

Product sales for the United States Print and Related Services segment increased $33.4 million, or 7.3%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $34.0 million increase from pass-through paper sales, partially offset by a $0.6 million decrease in sales in the Company’s print product lines, primarily due to decreased print volume.

Service sales for the United States Print and Related Services segment decreased $16.9 million, or 9.7%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $28.1 million decrease in sales due to the divestiture of the Company’s third-party logistics business, partially offset by a $6.4 million increase in logistics sales and a $4.8 million increase in marketing services and medical services.
Operating Income

Operating income for the United States Print and Related Services segment decreased $20.7 million, or 63.7%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to net cost increases from supply chain disruptions, cost inflation in materials and freight and labor shortages and a $0.6 million increase in restructuring, impairment and transaction-related charges. These cost increases were partially offset by the following: (1) a $8.5 million increase in paper byproduct recoveries; (2) a $4.7 million decrease in depreciation and amortization expense; and (3) savings from other cost reduction initiatives.

Operating margin for the United States Print and Related Services segment decreased to 1.8% for the three months ended March 31, 2022, compared to 5.1% for the three months ended March 31, 2021, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment increased $0.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the following:

	Three Months Ended March 31,
	2022	2021	$ Change
Employee termination charges	$0.5	$3.7	$(3.2)
Impairment charges (a)	0.1	0.8	(0.7)
Other restructuring charges (income) (b)	1.1	(3.4)	4.5
Total restructuring, impairment and transaction-related charges	$1.7	$1.1	$0.6
______________________________
(a)Includes $0.1 million and $0.8 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities, during the three months ended March 31, 2022 and 2021, respectively.
(b)Includes a $7.6 million gain on the sale of the Riverside, California facility during the three months ended March 31, 2021.

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entity within the International segment:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$87.6	$66.1	$21.5	32.5%
Services	5.5	5.1	0.4	7.8%
Operating income (including restructuring, impairment and transaction-related charges)	3.7	1.5	2.2	146.7%
Operating margin	4.0%	2.1%	N/A	N/A
Restructuring, impairment and transaction-related charges	$1.6	$0.8	$0.8	100.0%
Equity in earnings of unconsolidated entity	—	(0.1)	(0.1)	nm

Net Sales

Product sales for the International segment increased $21.5 million, or 32.5%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to a $13.5 million increase in pass-through paper sales and a $11.2 million increase in print volume, primarily in Mexico and Europe, partially offset by $3.2 million in unfavorable foreign exchange impacts, primarily in Europe and Argentina.

Service sales for the International segment increased $0.4 million, or 7.8%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to an increase in logistics sales and marketing services in Europe.

Operating Income

Operating income for the International segment increased $2.2 million, or 146.7%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $3.0 million increase in operating income from increased print volume and cost saving initiatives, partially offset by a $0.8 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment increased $0.8 million, or 100.0%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the following:

	Three Months Ended March 31,
	2022	2021	$ Change
Employee termination charges	$0.6	$0.5	$0.1
Other restructuring charges (a)	1.0	0.3	0.7
Total restructuring, impairment and transaction-related charges	$1.6	$0.8	$0.8
______________________________
(a)Includes $0.8 million and $0.3 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the three months ended March 31, 2022 and 2021, respectively. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

Equity in Earnings of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company held a 49% ownership interest in Plural Industria Gráfica Ltda., a commercial printer based in São Paulo, Brazil until the investment was sold in January 2022. The equity in earnings of unconsolidated entity in the International segment was $0.1 million for the three months ended March 31, 2021.

Unrestricted Subsidiaries

As of March 31, 2022, the Company has no unrestricted subsidiaries as defined in the Senior Unsecured Notes indenture.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$10.1	$13.0	$(2.9)	(22.3)%
Restructuring, impairment and transaction-related charges	0.3	0.7	(0.4)	(57.1)%

Operating Expenses

Corporate operating expenses decreased $2.9 million, or 22.3%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $1.8 million decrease in employee-related costs and a $0.4 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges were $0.3 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021	$ Change
Employee termination charges	$—	$0.5	$(0.5)
Transaction-related charges	0.2	0.2	—
Other restructuring charges	0.1	—	0.1
Total restructuring, impairment and transaction-related charges	$0.3	$0.7	$(0.4)

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $535.0 million as of March 31, 2022, which consisted of up to $396.7 million of unused capacity under its revolving credit arrangement, net of $35.8 million of issued letters of credit, and cash and cash equivalents of $138.3 million. Total liquidity is reduced to $230.8 million under the Company’s most restrictive debt covenants, and consists of $138.3 million in cash and cash equivalents and $92.5 million available under its revolving credit arrangement. There were no borrowings under the $432.5 million revolving credit facility as of March 31, 2022.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements.

Net Cash Provided by (Used in) Operating Activities

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Net cash used in operating activities increased $89.8 million, from $72.9 million provided by operating activities for the three months ended March 31, 2021, to $16.9 million used in operating activities for the three months ended March 31, 2022. This increase was due to a $78.4 million increase in cash flows used in changes in operating assets and liabilities, primarily due to the payment of other current liabilities and the strategic decision to carry higher inventory levels to serve clients, and a $11.4 million decrease in cash from earnings.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Net cash used in investing activities increased $12.7 million, from $6.0 million for the three months ended March 31, 2021, to $18.7 million for the three months ended March 31, 2022. The increase was primarily due to the following: (1) a $10.9 million decrease in proceeds from the sale of property, plant, and equipment; (2) a $2.2 million increase in purchases of property, plant and equipment; and (3) a $1.6 million increase in cost investment in unconsolidated entities. These increases were partially offset by a $2.0 million increase in cash provided by other investing activities.

Net Cash Used in Financing Activities

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Net cash used in financing activities decreased $35.3 million, from $41.4 million for the three months ended March 31, 2021, to $6.1 million for the three months ended March 31, 2022. The decrease was primarily due to a $33.9 million decrease in net payments of debt and lease obligations and a $2.8 million decrease in cash used in other financing activities. These decreases were partially offset by a $1.4 million increase in equity awards redeemed to pay employees’ tax obligations.

Free Cash Flow

Free Cash Flow is defined as net cash provided by (used in) operating activities less purchases of property, plant and equipment.

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

Free Cash Flow is a non-GAAP financial measure and should not be considered an alternative to cash flows provided by (used in) operating activities as a measure of liquidity. Quad’s calculation of Free Cash Flow may be different from similar calculations used by other companies, and therefore, comparability may be limited.

Free Cash Flow for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Net cash provided by (used in) operating activities	$(16.9)	$72.9

Less: purchases of property, plant and equipment	(19.1)	(16.9)

Free Cash Flow (Non-GAAP)	$(36.0)	$56.0

Free Cash Flow decreased $92.0 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $89.8 million increase in net cash used in operating activities and a $2.2 million increase in capital expenditures. See the “Net Cash Provided by (Used in) Operating Activities” section above for further explanations of the change in operating cash flows and the “Net Cash Used in Investing Activities” section above for further explanations of the changes in purchases of property, plant and equipment.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and finance lease obligations less cash and cash equivalents (Net Debt) divided by the trailing twelve months Adjusted EBITDA, comprised of the sum of the following: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) to EBITDA in the “Results of Operations” section above); (2) restructuring, impairment and transaction-related charges; (3) gains from sale and leaseback; (4) loss on debt extinguishment; (5) equity in earnings of unconsolidated entity; and (6) Adjusted EBITDA for unconsolidated equity method investments (calculated in a consistent manner with the calculation for Quad).

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

The Debt Leverage Ratio is a non-GAAP measure and should not be considered an alternative to cash flows provided by (used in) operating activities as a measure of liquidity. Quad’s calculation of the Debt Leverage Ratio may be different from similar calculations used by other companies and, therefore, comparability may be limited.

The Debt Leverage Ratio calculated below differs from the Total Leverage Ratio, the Total Net Leverage Ratio and the Senior Secured Leverage Ratio included in the Company’s debt covenant calculations (see Note 9, “Debt,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for further information on debt covenants). The Total Leverage Ratio included in the Company’s debt covenants includes interest rate swap liabilities, letters of credit and surety bonds as debt and excludes non-cash stock-based compensation expense from EBITDA. The Total Net Leverage Ratio includes and excludes the same adjustments as the Total Leverage Ratio, in addition to netting domestic unrestricted cash with debt. Similarly, the Senior Secured Leverage Ratio includes and excludes the same adjustments as the Total Leverage Ratio, in addition to the exclusion of the outstanding balance of the Senior Unsecured Notes and surety bonds from debt and netting domestic unrestricted cash with debt.

The Debt Leverage Ratio at March 31, 2022, and December 31, 2021, was as follows:

	March 31, 2022		December 31, 2021
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$802.2		$803.7
Less: Cash and cash equivalents	138.3		179.9
Net Debt (non-GAAP)	$663.9		$623.8

Divided by: Adjusted EBITDA (Non-GAAP)	$239.3		$260.5

Debt Leverage Ratio—Debt (Non-GAAP)	2.77	x	2.39	x

The calculation of Adjusted EBITDA for the trailing twelve months ended March 31, 2022, and December 31, 2021, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Three Months Ended
	December 31, 2021 (1)	March 31, 2022	March 31, 2021	March 31, 2022
Net earnings (loss)	$37.8	$(1.0)	$10.2	$26.6
Interest expense	59.6	9.3	14.5	54.4
Income tax expense	9.5	0.3	0.5	9.3
Depreciation and amortization	157.3	36.5	41.9	151.9
EBITDA (Non-GAAP)	$264.2	$45.1	$67.1	$242.2
Restructuring, impairment and transaction-related charges	18.9	3.6	2.6	19.9
Gains from sale and leaseback	(24.5)	—	—	(24.5)
Loss on debt extinguishment	0.7	—	—	0.7
Other (2)	1.2	—	0.2	1.0
Adjusted EBITDA (Non-GAAP) (3)	$260.5	$48.7	$69.9	$239.3
______________________________
(1)Financial information for the year ended December 31, 2021, is included as reported in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 23, 2022.
(2)Other is comprised of equity in earnings of unconsolidated entity and Adjusted EBITDA for unconsolidated equity method investments.
(3)The Company made a change in its definition of Adjusted EBITDA to include net pension income. This change is reflected in both periods presented.

The Debt Leverage Ratio at March 31, 2022, increased 0.38x, compared to December 31, 2021, primarily due to a $40.1 million increase in Net Debt and a $21.2 million reduction in trailing twelve months Adjusted EBITDA. The Debt Leverage Ratio at March 31, 2022, is above management’s desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company expects to operate above the Debt Leverage Ratio target range due to the impacts from supply chain disruptions, cost inflation and labor shortages. The Company will also operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Debt Obligations

As of March 31, 2022, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility (no outstanding balance as of March 31, 2022); and

◦Term Loan A ($575.4 million outstanding as of March 31, 2022);

•Senior Unsecured Notes ($209.1 million outstanding as of March 31, 2022); and

•Master Note and Security Agreement ($6.2 million outstanding as of March 31, 2022).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements, as amended to date). Among these covenants, the Company was required to maintain the following as of March 31, 2022:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2022, the Company’s Total Leverage Ratio was 3.30 to 1.00).

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

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed (a) 3.50 to 1.00 for any fiscal quarter ending prior to December 31, 2023, and (b) 3.25 to 1.00 for any fiscal quarter ending on or after December 31, 2023 (other than, in the case of this clause (b), any fiscal quarter ending September 30 of any year, each of which shall be subject to a maximum Senior Secured Leverage Ratio not to exceed 3.50 to 1.00) (for the twelve months ended March 31, 2022, the Company’s Senior Secured Leverage Ratio was 1.89 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2022, the Company’s Interest Coverage Ratio was 5.18 to 1.00).

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

The Company was in compliance with all covenants in its debt agreements as of March 31, 2022. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of March 31, 2022, was 3.30 to 1.00, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any of the Senior Unsecured Notes and from voluntarily prepaying any other unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on the Senior Unsecured Notes or any other unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 1.89 to 1.00 and the Total Net Leverage Ratio was 2.75 to 1.00, as of March 31, 2022.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Quarterly Report on Form 10-Q.

Contractual Obligations

As of March 31, 2022, the Company’s contractual obligations have not changed materially from that listed in the “Contractual Obligations and Other Commitments” table and related notes to the table listed in the Company’s Annual Report on Form 10-K filed on February 23, 2022.

New Accounting Pronouncements

See Note 19, “New Accounting Pronouncements,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q.

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

	Three Months Ended	Year Ended
Statement of Operations Financial Information	March 31, 2022	December 31, 2021
Net sales	$667.4	$2,673.0
Cost of sales	557.0	2,156.2
Gross Profit	110.4	516.8

Net earnings (loss)	$(4.4)	$54.5

Balance Sheet Financial Information	March 31, 2022	December 31, 2021
Total current assets	$658.3	$703.1
Total long-term assets	1,386.3	1,402.4
Total current liabilities	807.3	843.6
Total long-term liabilities	761.7	783.1

Included in current assets are $0.7 million of current intercompany receivables due to Quad and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of March 31, 2022. Included in long-term assets in the table above are $0.8 million and $0.9 million of current intercompany loan receivables due to Quad from the Non-Guarantor Subsidiaries as of March 31, 2022, and December 31, 2021, respectively. Also included in long-term assets are $435.1 million of intercompany investments by Quad and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries as of March 31, 2022, and December 31, 2021. Included in current liabilities are $3.3 million of current intercompany payables due to the Non-Guarantor Subsidiaries from Quad and the Guarantor Subsidiaries as of December 31, 2021.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at March 31, 2022, was primarily comprised of $575.4 million outstanding on the Term Loan A. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into a $250.0 million interest rate swap in February 2017 (which terminated on February 28, 2022) and a $130.0 million interest rate swap in March 2019 and has classified $130.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $130.0 million interest rate swap of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $448.8 million at a current weighted average interest rate of 3.4% and fixed rate debt and finance leases outstanding of $353.4 million at a current weighted average interest rate of 6.2% as of March 31, 2022. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2022, by approximately $0.2 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company’s condensed consolidated balance sheets. As of March 31, 2022, the Company’s foreign subsidiaries (excluding Argentina due to the economy’s status as highly inflationary) had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $47.5 million. The potential decrease in net current assets as of March 31, 2022, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $4.8 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

The Company has considered the economy in Argentina to be highly inflationary, effective June 30, 2018. In accordance with Accounting Standards Codification 830 — Foreign Currency Matters, a highly inflationary economy is one that has experienced cumulative inflation of approximately 100 percent or more over a three-year period. An entity is required to apply the revised accounting guidance in the reporting period following when the economy was deemed to be highly inflationary. As a result of this classification, the functional currency of the Company’s Argentina subsidiaries was changed from the local currency to the United States Dollar, beginning July 1, 2018, and impacts from the change in the value of the local currency for monetary assets and liabilities is now reflected in the condensed consolidated statements of operations. The total impact from foreign currency losses was $0.8 million during the three months ended March 31, 2022. The Company’s operations in Argentina represented less than 1.0% of total consolidated assets as of March 31, 2022, and less than 1.0% of total consolidated net sales for the three months ended March 31, 2022.

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $28.4 million as of March 31, 2022, and $28.2 million as of December 31, 2021.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three months ended March 31, 2022, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions, including the impacts from the supply chain shortages, higher than expected inflation, the COVID-19 pandemic, and direct and indirect impacts from the war in Ukraine could result in significant future charges. The Company is continuing to actively monitor these situation and related risks.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 23, 2022.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended March 31, 2022, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2022 to January 31, 2022	—		—	—	$100,000,000
February 1, 2022 to February 28, 2022	—		—	—	100,000,000
March 1, 2022 to March 31, 2022	449,970	(3)	—	—	100,000,000
Total	449,970			—
_____________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no shares repurchased during the three months ended March 31, 2022. As of March 31, 2022, there were $100.0 million of authorized repurchases remaining under the program.
(3)Represents 449,970 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock under the Company’s Omnibus Incentive Plans during the month of March 2022.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(22)	Guarantor Subsidiaries of Quad/Graphics, Inc.’s Senior Unsecured Notes.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	May 4, 2022	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2022	By:	/s/ Anthony C. Staniak
Anthony C. Staniak
Chief Financial Officer
(Principal Financial Officer)