Form 10-Q
period 2022-09-30
Quad/Graphics, Inc.
filed 2022-11-02
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of October 28, 2022
Class A Common Stock	39,130,025
Class B Common Stock	13,556,858
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended September 30, 2022

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
Products	$652.0	$540.6	$1,826.8	$1,578.2
Services	177.9	165.5	505.0	527.6
Total net sales	829.9	706.1	2,331.8	2,105.8
Cost of sales
Products	556.5	453.3	1,563.4	1,295.3
Services	117.0	120.8	347.8	392.8
Total cost of sales	673.5	574.1	1,911.2	1,688.1
Operating expenses
Selling, general and administrative expenses	90.8	68.7	256.8	229.3
Gains from sale and leaseback	—	(10.8)	—	(24.5)
Depreciation and amortization	34.8	38.7	106.6	119.3
Restructuring, impairment and transaction-related charges	5.6	7.4	12.4	(3.4)
Total operating expenses	804.7	678.1	2,287.0	2,008.8
Operating income	25.2	28.0	44.8	97.0
Interest expense	12.1	15.0	32.3	45.1
Net pension income	(3.2)	(3.4)	(9.5)	(11.0)
Earnings before income taxes and equity in earnings of unconsolidated entity	16.3	16.4	22.0	62.9
Income tax expense	2.6	2.3	4.0	4.1
Earnings before equity in earnings of unconsolidated entity	13.7	14.1	18.0	58.8
Equity in earnings of unconsolidated entity	—	(0.2)	—	(0.1)
Net earnings	$13.7	$14.3	$18.0	$58.9

Earnings per share
Basic	$0.27	$0.28	$0.35	$1.15
Diluted	$0.27	$0.27	$0.34	$1.12

Weighted average number of common shares outstanding
Basic	50.1	51.3	51.2	51.3
Diluted	51.6	53.1	53.0	52.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$13.7	$14.3	$18.0	$58.9

Other comprehensive loss
Translation adjustments	(7.0)	(5.3)	(12.2)	(9.1)
Interest rate swap adjustments	0.7	1.7	2.8	5.3
Pension benefit plan adjustments	—	0.2	—	0.9
Other comprehensive loss, before tax	(6.3)	(3.4)	(9.4)	(2.9)

Income tax impact related to items of other comprehensive loss	(0.1)	—	(0.5)	—

Other comprehensive loss, net of tax	(6.4)	(3.4)	(9.9)	(2.9)

Comprehensive income	$7.3	$10.9	$8.1	$56.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(UNAUDITED) September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$14.0	$179.9
Receivables, less allowance for credit losses of $28.6 million at September 30, 2022, and $28.2 million at December 31, 2021	399.2	362.0
Inventories	323.2	226.2
Prepaid expenses and other current assets	42.4	41.0
Total current assets	778.8	809.1
Property, plant and equipment—net	681.8	727.0
Operating lease right-of-use assets—net	118.5	125.7
Goodwill	86.4	86.4
Other intangible assets—net	54.0	75.3
Other long-term assets	74.2	66.5
Total assets	$1,793.7	$1,890.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$446.5	$367.3
Other current liabilities	237.8	314.3
Short-term debt and current portion of long-term debt	52.7	245.6
Current portion of finance lease obligations	0.9	1.8
Current portion of operating lease obligations	28.7	28.1
Total current liabilities	766.6	957.1
Long-term debt	674.6	554.9
Finance lease obligations	1.1	1.4
Operating lease obligations	93.3	99.8
Deferred income taxes	15.8	11.9
Other long-term liabilities	104.6	128.1
Total liabilities	1,656.0	1,753.2
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	840.6	839.3
Treasury stock, at cost	(23.4)	(14.9)
Accumulated deficit	(509.8)	(527.8)
Accumulated other comprehensive loss	(171.1)	(161.2)
Total shareholders’ equity	137.7	136.8
Total liabilities and shareholders’ equity	$1,793.7	$1,890.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net earnings	$18.0	$58.9
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	106.6	119.3
Impairment charges	0.6	2.0
Settlement charges on pension plans	—	0.8
Amortization of debt issuance costs and original issue discount	1.7	2.3
Stock-based compensation	4.9	6.6
Gain from a property insurance claim	—	(13.3)
Gain on the sale of a business	—	(20.9)
Gain on the sale or disposal of property, plant and equipment	(1.7)	(34.4)
Deferred income taxes	3.2	3.9
Equity in earnings of unconsolidated entity	—	(0.1)
Changes in operating assets and liabilities—net of acquisitions and divestitures	(163.6)	(103.0)
Net cash provided by (used in) operating activities	(30.3)	22.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(49.5)	(41.6)
Cost investment in unconsolidated entities	(2.9)	(0.9)
Proceeds from the sale of property, plant and equipment	4.0	67.1
Proceeds from the sale of a business	—	39.0
Proceeds from a property insurance claim	—	4.0
Other investing activities	1.8	(0.2)
Net cash provided by (used in) investing activities	(46.6)	67.4

FINANCING ACTIVITIES
Payments of current and long-term debt	(228.1)	(109.1)
Payments of finance lease obligations	(1.8)	(2.4)
Borrowings on revolving credit facilities	669.7	214.1
Payments on revolving credit facilities	(516.1)	(207.2)
Proceeds from issuance of debt	2.1	—
Changes in ownership of noncontrolling interests	—	(1.9)
Purchases of treasury stock	(10.0)	—
Equity awards redeemed to pay employees’ tax obligations	(2.5)	(1.1)
Payment of cash dividends	(1.4)	(1.4)
Other financing activities	(0.5)	(8.1)
Net cash used in financing activities	(88.6)	(117.1)

Effect of exchange rates on cash and cash equivalents	(0.4)	(0.2)
Net decrease in cash and cash equivalents	(165.9)	(27.8)
Cash and cash equivalents at beginning of period	179.9	55.2
Cash and cash equivalents at end of period	$14.0	$27.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTERESTS
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	55.7	$1.4	$839.3	(1.4)	$(14.9)	$(527.8)	$(161.2)	$136.8	$—
Net loss	—	—	—	—	—	(1.0)	—	(1.0)	—
Foreign currency translation adjustments	—	—	—	—	—	—	0.8	0.8	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.1	1.1	—
Stock-based compensation	—	—	1.7	—	—	—	—	1.7	—
Issuance of share-based awards, net of other activity	0.9	—	(2.4)	0.8	2.8	—	—	0.4	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.4)	(2.5)	—	—	(2.5)	—
Balance at March 31, 2022	56.6	$1.4	$838.6	(1.0)	$(14.6)	$(528.8)	$(159.3)	$137.3	$—
Net earnings	—	—	—	—	—	5.3	—	5.3	—
Foreign currency translation adjustments	—	—	—	—	—	—	(6.0)	(6.0)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	0.6	0.6	—
Stock-based compensation	—	—	1.9	—	—	—	—	1.9	—
Purchases of treasury stock	—	—	—	(0.3)	(0.9)	—	—	(0.9)	—
Issuance of share-based awards, net of other activity	—	—	(0.9)	0.2	1.0	—	—	0.1	—
Balance at June 30, 2022	56.6	$1.4	$839.6	(1.1)	$(14.5)	$(523.5)	$(164.7)	$138.3	$—
Net earnings	—	—	—	—	—	13.7	—	13.7	—
Foreign currency translation adjustments	—	—	—	—	—	—	(7.0)	(7.0)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	0.6	0.6	—
Stock-based compensation	—	—	1.1	—	—	—	—	1.1	—
Purchases of treasury stock	—	—	—	(2.8)	(9.1)	—	—	(9.1)	—
Issuance of share-based awards, net of other activity	—	—	(0.1)	—	0.2	—	—	0.1	—
Balance at September 30, 2022	56.6	$1.4	$840.6	(3.9)	$(23.4)	$(509.8)	$(171.1)	$137.7	$—

Condensed Consolidated Statement of Shareholders’ Equity For the Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	54.4	$1.4	$833.1	(0.8)	$(13.1)	$(566.0)	$(171.3)	$84.1	$0.7
Net earnings	—	—	—	—	—	10.2	—	10.2	—
Foreign currency translation adjustments	—	—	—	—	—	—	(6.0)	(6.0)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.8	1.8	—
Stock-based compensation	—	—	3.0	—	—	—	—	3.0	—
Issuance of share-based awards, net of other activity	1.3	—	(0.6)	—	1.0	—	—	0.4	—
Awards redeemed to pay employees’ tax obligations	—	—	—	(0.2)	(1.1)	—	—	(1.1)	—
Balance at March 31, 2021	55.7	$1.4	$835.5	(1.0)	$(13.2)	$(555.8)	$(175.5)	$92.4	$0.7
Net earnings	—	—	—	—	—	34.4	—	34.4	—
Change in ownership of noncontrolling interests	—	—	(1.1)	—	—	—	—	(1.1)	(0.7)
Foreign currency translation adjustments	—	—	—	—	—	—	2.2	2.2	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.8	1.8	—
Pension benefit plan adjustments, net of tax	—	—	—	—	—	—	0.7	0.7	—
Cash dividends declared	—	—	—	—	—	0.1	—	0.1	—
Stock-based compensation	—	—	1.6	—	—	—	—	1.6	—
Issuance of share-based awards, net of other activity	—	—	0.4	(0.1)	(0.4)	—	—	—	—
Balance at June 30, 2021	55.7	$1.4	$836.4	(1.1)	$(13.6)	$(521.3)	$(170.8)	$132.1	$—
Net earnings	—	—	—	—	—	14.3	—	14.3	—
Foreign currency translation adjustments	—	—	—	—	—	—	(5.3)	(5.3)	—
Interest rate swap adjustments, net of tax	—	—	—	—	—	—	1.7	1.7	—
Pension benefit plan adjustments, net of tax	—	—	—	—	—	—	0.2	0.2	—
Stock-based compensation	—	—	2.0	—	—	—	—	2.0	—
Issuance of share-based awards, net of other activity	—	—	(0.3)	—	—	—	—	(0.3)	—
Balance at September 30, 2021	55.7	$1.4	$838.1	(1.1)	$(13.6)	$(507.0)	$(174.2)	$144.7	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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

The Company is subject to seasonality in its quarterly results as net sales and operating income are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows provided by operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased retail inserts and catalogs primarily due to back-to-school and holiday-related advertising and promotions. Due to the impacts from supply chain disruptions in 2022, the Company expects to reach higher than typical levels of working capital requirements during the first three quarters. The Company expects seasonality impacts to continue in future years.

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and nine months ended September 30, 2022 and 2021. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following tables provide information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three and nine months ended September 30, 2022 and 2021:

	United States Print and Related Services	International	Total
Three months ended September 30, 2022
Catalog, publications, retail inserts, and directories	$375.5	$77.3	$452.8
Direct mail and other printed products	161.9	34.5	196.4
Other	2.6	0.2	2.8
Total products	540.0	112.0	652.0
Logistics services	81.3	4.6	85.9
Marketing services and medical services	91.8	0.2	92.0
Total services	173.1	4.8	177.9
Total net sales	$713.1	$116.8	$829.9

Three months ended September 30, 2021
Catalog, publications, retail inserts, and directories	$321.3	$58.2	$379.5
Direct mail and other printed products	140.8	18.3	159.1
Other	1.8	0.2	2.0
Total products	463.9	76.7	540.6
Logistics services	71.4	4.9	76.3
Marketing services and medical services	89.0	0.2	89.2
Total services	160.4	5.1	165.5
Total net sales	$624.3	$81.8	$706.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)

	United States Print and Related Services	International	Total
Nine months ended September 30, 2022
Catalog, publications, retail inserts, and directories	$1,049.0	$205.5	$1,254.5
Direct mail and other printed products	467.6	96.7	564.3
Other	7.3	0.7	8.0
Total products	1,523.9	302.9	1,826.8
Logistics services	224.2	14.7	238.9
Marketing services and medical services	265.5	0.6	266.1
Total services	489.7	15.3	505.0
Total net sales	$2,013.6	$318.2	$2,331.8

Nine months ended September 30, 2021
Catalog, publications, retail inserts, and directories	$950.8	$166.2	$1,117.0
Direct mail and other printed products	401.2	54.1	455.3
Other	5.1	0.8	5.9
Total products	1,357.1	221.1	1,578.2
Logistics services	257.7	14.3	272.0
Marketing services and medical services	255.0	0.6	255.6
Total services	512.7	14.9	527.6
Total net sales	$1,869.8	$236.0	$2,105.8

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with Accounting Standards Codification 606 — Revenue from Contracts with Customers, the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a client contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the nine months ended September 30, 2022, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2021	$5.1
Costs to obtain contracts	0.3
Amortization of costs to obtain contracts	(1.6)
Balance at September 30, 2022	$3.8

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2022 and 2021, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee termination charges	$1.2	$1.0	$2.8	$8.5
Impairment charges	0.5	0.3	0.6	2.0
Transaction-related charges	0.3	—	0.8	0.4
Integration costs	0.4	—	0.4	—
Other restructuring charges (income)	3.2	6.1	7.8	(14.3)
Total	$5.6	$7.4	$12.4	$(3.4)

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
•Other restructuring charges (income) are presented net of the gains on the sale of facilities and businesses, including a gain on the sale of the Riverside, California facility during the first quarter of 2021 and gains on the sale of other facilities during the second quarter of 2021. The Company also recognized a $20.9 million gain on the sale of a business during the second quarter of 2021, which is included within other restructuring activities below. The components of other restructuring charges (income) consisted of the following during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Vacant facility carrying costs and lease exit charges	$2.0	$4.9	$4.1	$15.1
Equipment and infrastructure removal costs	0.1	0.5	0.1	1.5
Gains on the sale of facilities	—	—	—	(10.1)
Other restructuring activities	1.1	0.7	3.6	(20.8)
Other restructuring charges (income)	$3.2	$6.1	$7.8	$(14.3)

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $0.5 million and $0.6 million during the three and nine months ended September 30, 2022, and $0.3 million and $2.0 million during the three and nine months ended September 30, 2021, respectively. The impairment charges were primarily for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities.

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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.3 million and $0.8 million were recorded during the three and nine months ended September 30, 2022, respectively, and $0.4 million were recorded during the nine months ended September 30, 2021. There were no transaction-related charges recognized during the three months ended September 30, 2021.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the nine months ended September 30, 2022, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2021	$4.7	$—	$0.4	$—	$50.2	$55.3
Expense, net	2.8	0.6	0.8	0.4	7.8	12.4
Cash payments, net	(3.4)	—	(0.6)	(0.4)	(14.0)	(18.4)
Non-cash adjustments/reclassifications and translation	(1.0)	(0.6)	—	—	(0.4)	(2.0)
Balance at September 30, 2022	$3.1	$—	$0.6	$—	$43.6	$47.3

The Company’s restructuring reserves at September 30, 2022, included a short-term and a long-term component. The short-term portion included $42.7 million in other current liabilities and $0.7 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $3.9 million is included in other long-term liabilities in the condensed consolidated balance sheets.

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

The Company has recorded credit loss expense of $0.8 million and $2.3 million during the three and nine months ended September 30, 2022, respectively, and $0.2 million and $1.0 million during the three and nine months ended September 30, 2021, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Activity impacting the allowance for credit losses for the nine months ended September 30, 2022, was as follows:

Allowance for Credit Losses
Balance at December 31, 2021	$28.2
Provisions	2.3
Write-offs	(1.5)
Translation	(0.4)
Balance at September 30, 2022	$28.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
Note 5. Inventories

The components of inventories at September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Raw materials and manufacturing supplies	$218.1	$148.6
Work in process	41.8	31.6
Finished goods	63.3	46.0
Total	$323.2	$226.2

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

Note 8. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly. For the nine months ended September 30, 2022 and 2021, the estimated annual effective income tax rate differs from the statutory tax rate primarily from decreases in valuation allowance reserves. The effective income tax rate for the interim period differs further from the statutory tax rate due to items discrete to the interim period, including changes in the liability for unrecognized tax benefits related to the establishment and settlement of income tax exposures and expenses related to share-based compensation.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of September 30, 2022, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of September 30, 2022 was $11.6 million, a decrease of $0.1 million from $11.7 million as of December 31, 2021. The Company anticipates a $0.6 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations.

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

Level 3:    Unobservable inputs for the asset or liability. There were no recurring Level 3 fair value measurements of assets or liabilities as of September 30, 2022.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
The Company classifies interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swaps classified as Level 2 as of September 30, 2022, and December 31, 2021, were as follows:

	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate swap assets	Prepaid expenses and other current assets	$3.6	$—
Interest rate swap liabilities	Other current liabilities	$—	$(0.7)
Interest rate swap liabilities	Other long-term liabilities	$—	$(4.4)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash Flow Impacts
Net interest paid	$0.1	$1.9	$2.1	$5.6

Impacts with Swaps as Nonhedging Instruments
Income recognized in interest expense excluded from hedge effectiveness assessments	(2.1)	(1.8)	(8.8)	(6.2)
Amounts reclassified out of accumulated other comprehensive loss to interest expense	0.7	1.7	2.8	5.3
Net interest expense	0.1	1.9	2.1	5.6
Total impact of swaps to interest expense	$(1.3)	$1.8	$(3.9)	$4.7

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. As of September 30, 2022, there were six open foreign currency exchange contracts designated as cash flow hedges, with a total notional value of $7.6 million.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the nine months ended September 30, 2022 and 2021, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.7 billion and $0.8 billion at September 30, 2022 and December 31, 2021, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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

Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of September 30, 2022, and December 31, 2021.

Note 10. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Employee Stock Ownership Plan (“ESOP”) holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions during the nine months ended September 30, 2022 and 2021.

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

The components of net pension income for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$(2.4)	$(2.3)	$(7.2)	$(6.5)
Expected return on plan assets	5.6	5.9	16.7	18.3
Net periodic pension income	3.2	3.6	9.5	11.8
Settlement charge	—	(0.2)	—	(0.8)
Net pension income	$3.2	$3.4	$9.5	$11.0

The Company made $0.5 million in benefit payments to its non-qualified defined benefit pension plans during the nine months ended September 30, 2022. There were no contributions to its qualified defined benefit pension plans during the nine months ended September 30, 2022.

The Company incurred non-cash settlement charges of $0.2 million and $0.8 million during the three and nine months ended September 30, 2021, respectively, due to the significance of lump sum payments made in that period. The non-cash settlement charge resulted in accelerated recognition of actuarial losses on the condensed consolidated statement of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a withdrawal liability based on information provided by each plan’s trustee. The Company has reserved $29.4 million for the total MEPPs withdrawal liability as of September 30, 2022, of which $25.3 million was recorded in other long-term liabilities and $4.1 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU and GCC until April 2032 and February 2024, respectively. The Company made payments totaling $4.6 million for the nine months ended September 30, 2022 and 2021.

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 0.3 million for the nine months ended September 30, 2022 and 0.3 million and 0.8 million class A common shares for the three and nine months ended September 30, 2021, respectively. There were no anti-dilutive equity instruments excluded from the computation of diluted net earnings per share for the three months ended September 30, 2022.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the three and nine months ended September 30, 2022 and 2021, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net earnings	$13.7	$14.3	$18.0	$58.9

Denominator
Basic weighted average number of common shares outstanding for all classes of common shares	50.1	51.3	51.2	51.3
Plus: effect of dilutive equity incentive instruments	1.5	1.8	1.8	1.5
Diluted weighted average number of common shares outstanding for all classes of common shares	51.6	53.1	53.0	52.8

Earnings per share
Basic	$0.27	$0.28	$0.35	$1.15
Diluted	$0.27	$0.27	$0.34	$1.12

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
Note 12. Equity Incentive Programs

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations and includes expense recognized for liability awards that are remeasured on a quarterly basis. The total compensation expense recognized related to all equity incentive programs for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted Stock (“RS”) and Restricted Stock Units (“RSU”) equity awards expense	$1.1	$2.0	$4.0	$5.7
RSU liability awards expense	—	—	0.2	0.1
Deferred Stock Units (“DSU”) awards expense	—	—	0.7	0.8
Total equity incentive compensation expense	$1.1	$2.0	$4.9	$6.6

Total future compensation expense related to all equity incentive programs granted as of September 30, 2022, was estimated to be $7.2 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $1.2 million for the remainder of 2022, $3.5 million for 2023, $2.2 million for 2024 and $0.3 million for 2025.

Restricted Stock and Restricted Stock Units

The following table is a summary of RS and RSU award activity for the nine months ended September 30, 2022:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2021	3,053,019	$6.99	1.2	222,093	$10.41	0.5
Granted	1,693,743	3.97		54,014	4.00
Vested	(1,039,567)	12.31		(169,489)	12.33
Forfeited	(68,580)	4.24		(6)	12.33
Nonvested at September 30, 2022	3,638,615	$4.11	1.6	106,612	$4.11	1.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
Deferred Stock Units

The following table is a summary of DSU award activity for the nine months ended September 30, 2022:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	687,391	$8.26
Granted	187,632	3.89
Dividend equivalents granted	—	—
Settled	(101,829)	7.90
Outstanding at September 30, 2022	773,194	$7.25

Note 13. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
September 30, 2022	105.0	39.2	3.4	42.6
December 31, 2021	105.0	40.8	0.9	41.7

Class B stock ($0.025 par value)
September 30, 2022	80.0	13.5	—	13.5
December 31, 2021	80.0	13.5	—	13.5

Class C stock ($0.025 par value)
September 30, 2022	20.0	—	0.5	0.5
December 31, 2021	20.0	—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at September 30, 2022, and December 31, 2021. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. During the three months ended September 30, 2022, the Company repurchased 2,803,539 shares of its Class A common stock at a weighted average price of $3.23 per share for a total purchase price of $9.1 million. During the nine months ended September 30, 2022, the Company repurchased 3,093,662 shares of its Class A common stock at a weighted average price of $3.21 per share for a total purchase price of $10.0 million. There were no shares repurchased during the three and nine months ended September 30, 2021. As of September 30, 2022, there were $90.1 million of authorized repurchases remaining under the program.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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

Note 14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2022, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2021	$(143.1)	$(6.7)	$(11.4)	$(161.2)
Other comprehensive income (loss) before reclassifications	(12.2)	—	—	(12.2)
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	2.3	—	2.3
Net other comprehensive income (loss)	(12.2)	2.3	—	(9.9)
Balance at September 30, 2022	$(155.3)	$(4.4)	$(11.4)	$(171.1)

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2021, were as follows:

	Translation Adjustments	Interest Rate Swap Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2020	$(130.8)	$(12.3)	$(28.2)	$(171.3)
Other comprehensive income (loss) before reclassifications	(9.1)	—	0.1	(9.0)
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	5.3	0.8	6.1
Net other comprehensive income (loss)	(9.1)	5.3	0.9	(2.9)
Balance at September 30, 2021	$(139.9)	$(7.0)	$(27.3)	$(174.2)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
The details of the reclassifications from accumulated other comprehensive loss to net earnings for the three and nine months ended September 30, 2022 and 2021, were as follows:

Details of Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statements of Operations Presentation
	2022	2021	2022	2021
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges	$0.7	$1.7	$2.8	$5.3	Interest expense
Impact of income taxes	(0.1)	—	(0.5)	—	Income tax expense
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges, net of tax	$0.6	$1.7	$2.3	$5.3

Non-cash settlement charge on pension benefit plan	$—	$0.2	$—	$0.8	Net pension income
Impact of income taxes	—	—	—	—	Income tax expense
Non-cash settlement charge on pension benefit plan, net of tax	$—	$0.2	$—	$0.8

Total reclassifications for the period	$0.7	$1.9	$2.8	$6.1
Impact of income taxes	(0.1)	—	(0.5)	—
Total reclassifications for the period, net of tax	$0.6	$1.9	$2.3	$6.1

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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

The following is a summary of segment information for the three and nine months ended September 30, 2022 and 2021:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended September 30, 2022
United States Print and Related Services	$540.0	$173.1	$33.3	$3.8
International	112.0	4.8	5.6	1.6
Total operating segments	652.0	177.9	38.9	5.4
Corporate	—	—	(13.7)	0.2
Total	$652.0	$177.9	$25.2	$5.6

Three months ended September 30, 2021
United States Print and Related Services	$463.9	$160.4	$36.1	$7.3
International	76.7	5.1	3.6	0.1
Total operating segments	540.6	165.5	39.7	7.4
Corporate	—	—	(11.7)	—
Total	$540.6	$165.5	$28.0	$7.4

Nine months ended September 30, 2022
United States Print and Related Services	$1,523.9	$489.7	$65.0	$7.1
International	302.9	15.3	15.5	4.5
Total operating segments	1,826.8	505.0	80.5	11.6
Corporate	—	—	(35.7)	0.8
Total	$1,826.8	$505.0	$44.8	$12.4

Nine months ended September 30, 2021
United States Print and Related Services	$1,357.1	$512.7	$124.4	$(6.1)
International	221.1	14.9	8.1	1.8
Total operating segments	1,578.2	527.6	132.5	(4.3)
Corporate	—	—	(35.5)	0.9
Total	$1,578.2	$527.6	$97.0	$(3.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In millions, except share and per share data and unless otherwise indicated)
Restructuring, impairment and transaction-related charges for the three and nine months ended September 30, 2022 and 2021, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) results by segment above.

A reconciliation of operating income to earnings before income taxes and equity in earnings of unconsolidated entity as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income	$25.2	$28.0	$44.8	$97.0
Less: interest expense	12.1	15.0	32.3	45.1
Less: net pension income	(3.2)	(3.4)	(9.5)	(11.0)
Earnings before income taxes and equity in earnings of unconsolidated entity	$16.3	$16.4	$22.0	$62.9

Note 16. New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. Additionally, ASU 2020-04 permits entities to apply certain expedients and exceptions for contracts, hedging relationships, and other transactions impacted by the anticipated transition away from the use of LIBOR or other interbank offered rates to alternative reference rates. ASU 2020-04 was further updated by Accounting Standards Update 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) which further clarified the scope of Topic 848. This optional guidance is effective as of March 12, 2020, through December 31, 2022. The Company expects to elect the practical expedient outlined in ASU 2020-04 and ASU 2021-01 which allows the Company to prospectively adjust the effective interest rate after a reference rate change. The Company expects that reference rate reform will not have a material impact on the condensed consolidated financial statements.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2021, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2022.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended September 30, 2022, to the three months ended September 30, 2021; and (2) the nine months ended September 30, 2022, to the nine months ended September 30, 2021. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Company’s third-party logistics business on June 30, 2021. The results of operations of the divestiture are included in the Company’s condensed consolidated results until the date of disposition. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with GAAP.

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

To provide ongoing improvement in manufacturing productivity and, ultimately, maximize operating margins, the Company applies holistic Continuous Improvement and Lean Enterprise methodologies to simplify and streamline processes. These same methodologies are applied to its selling, general and administrative functions to create a truly Lean Enterprise. The Company continually works to lower its cost structure by consolidating its manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics efficiencies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be the high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt and pension liability reduction. The Company’s disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk, with the nearest significant debt maturity of $87.7 million occurring in January 2024. The Company had total liquidity of $259.3 million as of September 30, 2022, which consisted of up to $245.3 million of unused capacity under its revolving credit arrangement, net of $32.9 million of issued letters of credit, and cash and cash equivalents of $14.0 million. On May 2, 2022, the Company used liquidity available under its revolving credit facility and available cash on hand to fund the repayment on maturity of all $209.1 million aggregate principal amount of its Senior Unsecured Notes. In addition, the Company completed the amendment of its $1 billion bank debt agreement during the fourth quarter of 2021, extending the maturity to November 2026. Quad is proud of its strong and trusted banking relationships, which provide the Company with increased financial flexibility to continue to pay down debt and to make strategic investments to accelerate its position as a marketing experience company.

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a Corporate category are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, other commercial and specialty printed products and global paper procurement, together with marketing and other complementary services, including consumer insights, audience targeting, personalization, media planning and placement, process optimization, campaign planning and creation, pre-media production, videography, photography, digital execution, print execution and logistics. This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 86% of the Company’s consolidated net sales during the three and nine months ended September 30, 2022.

•The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Argentina, Colombia, Mexico and Peru, as well as investments in printing operations in India. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 14% of the Company’s consolidated net sales during the three and nine months ended September 30, 2022.

•Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

Key Performance Metrics Overview

The Company’s management believes the ability to generate net sales growth, profit increases and positive cash flow, while maintaining the appropriate level of debt, are key indicators of the successful execution of the Company’s business strategy and will increase shareholder value. The Company uses period-over-period net sales growth, EBITDA, EBITDA margin, net cash provided by operating activities, Free Cash Flow and Debt Leverage Ratio as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin, Free Cash Flow and Debt Leverage Ratio are non-GAAP financial measures (see the definitions of EBITDA, EBITDA margin and the reconciliation of net earnings to EBITDA in the “Results of Operations” section below, and see the definitions of Free Cash Flow and Debt Leverage Ratio, the reconciliation of net cash provided by (used in) operating activities to Free Cash Flow, and the calculation of Debt Leverage Ratio in the “Liquidity and Capital Resources” section below).

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

Free Cash Flow. The Company uses Free Cash Flow as a metric to assess liquidity and capital deployment. The Company’s management assesses Free Cash Flow as a measure to quantify cash available for strengthening the balance sheet (debt and pension liability reduction), for strategic capital allocation and deployment through investments in the business (acquisitions and strategic investments) and for returning capital to shareholders (dividends and share repurchases). The Company’s priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company’s restructuring activities and other unusual items.

Debt Leverage Ratio. The Company uses the Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business, and accordingly, to quantify debt capacity available for strengthening the balance sheet (debt and pension liability reduction), for strategic capital allocation and deployment through investments in the business (capital expenditures, acquisitions and strategic investments), and for returning capital to shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations decreased by $74 million during the nine months ended September 30, 2022. Since the Company completed the World Color Press acquisition in July 2010, the Company has reduced debt and finance lease obligations by over $1.0 billion and has reduced the obligations for pension, postretirement and MEPPs by $524 million, for a total obligation reduction since July of 2010 of over $1.5 billion.

The Company is subject to seasonality in its quarterly results as net sales and operating income are typically higher in the third and fourth quarters of the calendar year as compared to the first and second quarters. The fourth quarter is typically the highest seasonal quarter for cash flows provided by operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased retail inserts and catalogs primarily due to back-to-school and holiday-related advertising and promotions. Due to the impacts from supply chain disruptions and the Company’s proactive decisions to increase inventory levels to prepare for the seasonally higher production period in 2022, the Company has experienced higher than typical levels of working capital requirements during the first three quarters of 2022. The Company expects seasonality impacts to continue in future years.

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

The Company has also experienced and anticipates it will continue to experience certain distribution challenges, including, but not limited to, the above-noted delivery delays at the USPS and recent volume restrictions at the United Parcel Service, Federal Express and certain local couriers. As the labor shortages, supply chain and distribution challenges continue to evolve, the Company is unable to predict the duration of the shortages and challenges and the extent of the impact on the Company’s business, financial condition, cash flows and results of operations. As a result of the rising inflationary cost pressures within our raw materials, distribution and labor, the Company has and will continue to pass along price increases to our clients. The Company expects inflationary cost pressures and supply chain shortages to continue through fiscal year 2022. The Company is unable to predict the future impact of the labor and supply chain shortages as well as cost inflation, and the resulting impact on the Company’s business, financial condition, cash flows and results of operations.

Results of Operations for the Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021

Summary Results

The Company’s operating income, operating margin, net earnings (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings per share for the three months ended September 30, 2022, changed from the three months ended September 30, 2021, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings	Diluted Earnings Per Share
For the Three Months Ended September 30, 2021	$28.0	4.0%	$14.3	$0.27
Gain from sale and leaseback (1)	(10.8)	(1.5)%	(8.1)	(0.15)
Restructuring, impairment and transaction-related charges (2)	1.8	0.3%	1.3	0.02
Other operating income elements (3)	6.2	0.2%	4.7	0.11
Operating Income	25.2	3.0%	12.2	0.25
Interest expense (4)	N/A	N/A	2.1	0.03
Net pension income (5)	N/A	N/A	(0.1)	—
Income taxes (6)	N/A	N/A	(0.3)	(0.01)
Investments in unconsolidated entity, net of tax (7)	N/A	N/A	(0.2)	—

For the Three Months Ended September 30, 2022	$25.2	3.0%	$13.7	$0.27
______________________________
(1)The Company executed a sale and leaseback of its West Allis, Wisconsin facility resulting in a $10.8 million ($8.1 million, net of tax) gain during the three months ended September 30, 2021.

(2)Restructuring, impairment and transaction-related charges decreased $1.8 million ($1.3 million, net of tax), to $5.6 million during the three months ended September 30, 2022, and included the following:

a.A $0.2 million increase in employee termination charges from $1.0 million during the three months ended September 30, 2021, to $1.2 million during the three months ended September 30, 2022;

b.A $0.2 million increase in impairment charges from $0.3 million during the three months ended September 30, 2021, to $0.5 million during the three months ended September 30, 2022;

c.A $0.3 million increase in transaction-related charges from zero during the three months ended September 30, 2021, to $0.3 million during the three months ended September 30, 2022;
d.A $0.4 million increase in integration costs from zero during the three months ended September 30, 2021, to $0.4 million during the three months ended September 30, 2022;

e.A $2.9 million decrease in various other restructuring charges from $6.1 million during the three months ended September 30, 2021, to $3.2 million during the three months ended September 30, 2022.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(3)Other operating income elements increased $6.2 million ($4.7 million, net of tax) primarily due to the following: (1) an increase in print product volume and pricing; (2) a $3.9 million decrease in depreciation and amortization expense; (3) a $3.9 million increase in paper byproduct recoveries; and (4) savings from other cost reduction initiatives. These decreases were partially offset by cost increases from supply chain disruptions, cost inflation in materials and freight and labor shortages and a $13.3 million gain from a property insurance claim in 2021 that did not repeat in 2022.

(4)Interest expense decreased $2.9 million ($2.1 million, net of tax) during the three months ended September 30, 2022, to $12.1 million. This change was due to a $3.1 million decrease in interest expense related to the interest rate swaps, partially offset by a higher weighted average interest rate in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

(5)Net pension income decreased $0.2 million ($0.1 million, net of tax) during the three months ended September 30, 2022, to $3.2 million. This was due to a $0.3 million decrease from the expected long-term return on pension plan assets and a $0.1 million increase from interest cost on pension plan liabilities, partially offset by a non-cash settlement charge of $0.2 million during the three months ended September 30, 2021 that did not repeat during the three months ended September 30, 2022.

(6)The $0.3 million increase in income tax expense as calculated in the following table is primarily due to a $3.7 million increase from the impact of non-deductible expenses, partially offset by a $2.3 million decrease from valuation allowance reserves and a $1.3 million decrease from income tax credits.

	Three Months Ended September 30,
	2022	2021	$ Change
Earnings before income taxes and equity in earnings of unconsolidated entity	$16.3	$16.4	$(0.1)
Normalized tax rate	25.0%	25.0%
Income tax expense at normalized tax rate	4.1	4.1	—

Income tax expense from the condensed consolidated statements of operations	2.6	2.3	0.3

Impact of income taxes	$(1.5)	$(1.8)	$0.3

(7)The decrease from investments in unconsolidated entity, net of tax, of $0.2 million during the three months ended September 30, 2022, was due to the equity in earnings of unconsolidated entity of $0.2 million for the three months ended September 30, 2021 at the Company’s investment in Plural Industria Grafica Ltda., the Company’s Brazilian joint venture. In January 2022, the Company sold its investment in Plural.

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2022		2021
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$652.0	78.6%	$540.6	76.6%	$111.4	20.6%
Services	177.9	21.4%	165.5	23.4%	12.4	7.5%
Total net sales	829.9	100.0%	706.1	100.0%	123.8	17.5%
Cost of sales:
Products	556.5	67.1%	453.3	64.2%	103.2	22.8%
Services	117.0	14.1%	120.8	17.1%	(3.8)	(3.1)%
Total cost of sales	673.5	81.2%	574.1	81.3%	99.4	17.3%
Selling, general & administrative expenses	90.8	10.9%	68.7	9.7%	22.1	32.2%
Gain from sale and leaseback	—	—%	(10.8)	(1.5)%	10.8	nm
Depreciation and amortization	34.8	4.2%	38.7	5.5%	(3.9)	(10.1)%
Restructuring, impairment and transaction-related charges	5.6	0.7%	7.4	1.0%	(1.8)	(24.3)%
Total operating expenses	804.7	97.0%	678.1	96.0%	126.6	18.7%
Operating income	$25.2	3.0%	$28.0	4.0%	$(2.8)	(10.0)%

Net Sales

Product sales increased $111.4 million, or 20.6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $61.0 million increase in sales in the Company’s print product lines, mainly due to increased print pricing and volume and a $57.2 million increase from pass-through paper sales, partially offset by $6.8 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, increased $12.4 million, or 7.5%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $9.6 million increase in logistics sales and a $2.8 million increase in marketing services and medical services.

Cost of Sales

Cost of product sales increased $103.2 million, or 22.8%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following: (1) an increase in pass-through paper costs; (2) higher print volume; and (3) the impacts from rising costs of materials, labor and other costs of production. These increases were partially offset by a $3.9 million increase in paper byproduct recoveries and other cost reduction initiatives.

Cost of service sales decreased $3.8 million, or 3.1%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to decreased freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $22.1 million, or 32.2%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $13.3 million gain from a property insurance claim in 2021 that did not repeat in 2022 and an $8.4 million increase in employee-related costs. Selling, general and administrative expenses as a percentage of net sales increased to 10.9% for the three months ended September 30, 2022, compared to 9.7% for the three months ended September 30, 2021.

Gain from sale and leaseback

The Company executed a sale and leaseback of its West Allis, Wisconsin facility resulting in a $10.8 million ($8.1 million, net of tax) gain during the three months ended September 30, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $3.9 million, or 10.1%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to a $4.3 million decrease in depreciation expense, primarily related to property, plant and equipment becoming fully depreciated over the past year, partially offset by a $0.4 million increase in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges decreased $1.8 million, or 24.3%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following:

	Three Months Ended September 30,
	2022	2021	$ Change
Employee termination charges	$1.2	$1.0	$0.2
Impairment charges (a)	0.5	0.3	0.2
Transaction-related charges	0.3	—	0.3
Integration costs	0.4	—	0.4
Other restructuring charges
Vacant facility carrying costs and lease exit charges	2.0	4.9	(2.9)
Equipment and infrastructure removal costs	0.1	0.5	(0.4)
Other restructuring activities (b)	1.1	0.7	0.4
Other restructuring charges	3.2	6.1	(2.9)
Total restructuring, impairment and transaction-related charges	$5.6	$7.4	$(1.8)
______________________________
(a)Includes $0.5 million and $0.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities, during the three months ended September 30, 2022 and 2021, respectively.
(b)Includes $0.6 million in charges and $0.1 million of income from foreign currency impacts as a result of the economy in Argentina being classified as highly inflationary during the three months ended September 30, 2022 and 2021, respectively. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, were as follows:

	Three Months Ended September 30,
	2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$63.2	7.6%	$70.3	10.0%

EBITDA decreased $7.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following: (1) a $13.3 million gain from a property insurance claim in 2021 that did not repeat in 2022; (2) a $10.8 million gain from sale and leaseback in 2021 that did not repeat in 2022; and (3) cost increases from supply chain disruptions, cost inflation in materials and freight and labor shortages. The EBITDA decreases were partially offset by the following: (1) an increase in print product pricing and volume; (2) a $3.9 million increase in paper byproduct recoveries; (3) $1.8 million of decreased restructuring, impairment and transaction-related charges; and (4) savings from other cost reduction initiatives.

EBITDA is defined as net earnings (loss), excluding (1) interest expense, (2) income tax expense (benefit) and (3) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad’s performance. Both are important measures by which Quad gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are non-GAAP financial measures and should not be considered alternatives to net earnings (loss) as a measure of operating performance, or to cash flows provided by (used in) operating activities as a measure of liquidity. Quad’s calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies, and therefore, comparability may be limited.

A reconciliation of EBITDA to net earnings for the three months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,
	2022	2021
	(dollars in millions)
Net earnings (1)	$13.7	$14.3
Interest expense	12.1	15.0
Income tax expense	2.6	2.3
Depreciation and amortization	34.8	38.7
EBITDA (non-GAAP)	$63.2	$70.3
______________________________
(1)Net earnings included the following:
a.Restructuring, impairment and transaction-related charges of $5.6 million and $7.4 million for the three months ended September 30, 2022 and 2021, respectively;
b.Gain from sale and leaseback of $10.8 million for the three months ended September 30, 2021; and
c.Equity in earnings of unconsolidated entity of $0.2 million and equity in loss of unconsolidated entity of $0.4 million for the three months ended September 30, 2021.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended September 30,
	2022	2021
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$540.0	$463.9	$76.1	16.4%
Services	173.1	160.4	12.7	7.9%
Operating income (including restructuring, impairment and transaction-related charges)	33.3	36.1	(2.8)	(7.8)%
Operating margin	4.7%	5.8%	N/A	N/A
Restructuring, impairment and transaction-related charges	$3.8	$7.3	$(3.5)	(47.9)%

Net Sales

Product sales for the United States Print and Related Services segment increased $76.1 million, or 16.4%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $39.7 million increase in sales in the Company’s print product lines due to increased print pricing and volume and a $36.4 million increase from pass-through paper sales.

Service sales for the United States Print and Related Services segment increased $12.7 million, or 7.9%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $9.9 million increase in logistics sales and a $2.8 million increase in marketing services and medical services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $2.8 million, or 7.8%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following: (1) a $13.3 million gain from a property insurance claim in 2021 that did not repeat in 2022; (2) a $10.8 million gain from sale and leaseback in 2021 that did not repeat in 2022; and (3) cost increases from supply chain disruptions, cost inflation in materials and freight and labor shortages. These decreases were partially offset by the following: (1) a $3.9 million increase in paper byproduct recoveries; (2) a $3.5 million decrease in restructuring, impairment and transaction-related charges; (3) a $3.4 million decrease in depreciation and amortization expense; (4) an increase in print volume and pricing; and (5) savings from other cost reduction initiatives.

Operating margin for the United States Print and Related Services segment decreased to 4.7% for the three months ended September 30, 2022, from 5.8% for the three months ended September 30, 2021, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment decreased $3.5 million, or 47.9%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following:

	Three Months Ended September 30,
	2022	2021	$ Change
Employee termination charges	$0.7	$0.5	$0.2
Impairment charges (a)	0.5	0.3	0.2
Other restructuring charges	2.6	6.5	(3.9)
Total restructuring, impairment and transaction-related charges	$3.8	$7.3	$(3.5)
______________________________
(a)Includes $0.5 million and $0.3 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities, during the three months ended September 30, 2022 and 2021, respectively.

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entity within the International segment:

	Three Months Ended September 30,
	2022	2021
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$112.0	$76.7	$35.3	46.0%
Services	4.8	5.1	(0.3)	(5.9)%
Operating income (including restructuring, impairment and transaction-related charges)	5.6	3.6	2.0	55.6%
Operating margin	4.8%	4.4%	N/A	N/A
Restructuring, impairment and transaction-related charges	$1.6	$0.1	$1.5	nm
Equity in earnings of unconsolidated entity	—	(0.2)	(0.2)	nm

Net Sales

Product sales for the International segment increased $35.3 million, or 46.0%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $21.3 million increase in print pricing and volume, mainly in Mexico, Argentina, Peru and Colombia, and a $20.8 million increase in pass-through paper sales, partially offset by $6.8 million in unfavorable foreign exchange impacts, primarily in Europe and Colombia.

Service sales for the International segment decreased $0.3 million, or 5.9%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a decrease in logistics sales.

Operating Income

Operating income for the International segment increased $2.0 million, or 55.6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $3.5 million increase in operating income, mainly in Mexico and Peru, partially offset by a $1.5 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment increased $1.5 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following:

	Three Months Ended September 30,
	2022	2021	$ Change
Employee termination charges	$0.5	$0.5	$—
Transaction-related charges	0.1	—	0.1
Integration costs	0.4	—	0.4
Other restructuring charges (income) (a)	0.6	(0.4)	1.0
Total restructuring, impairment and transaction-related charges	$1.6	$0.1	$1.5
______________________________
(a)Includes $0.6 million in charges and $0.1 million of income from foreign currency impacts as a result of the economy in Argentina being classified as highly inflationary during the three months ended September 30, 2022 and 2021, respectively. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

Equity in Earnings of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company held a 49% ownership interest in Plural Industria Gráfica Ltda., a commercial printer based in São Paulo, Brazil until the investment was sold in January 2022. The equity in earnings of unconsolidated entity in the International segment was $0.2 million for the three months ended September 30, 2021.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2022	2021
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$13.7	$11.7	$2.0	17.1%
Restructuring, impairment and transaction-related charges	0.2	—	0.2	nm

Operating Expenses

Corporate operating expenses increased $2.0 million, or 17.1%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $3.0 million increase in employee-related costs, partially offset by a $1.2 million decrease in professional fees.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges were $0.2 million during the three months ended September 30, 2022. There were no Corporate restructuring, impairment and transaction-related charges recognized during the three months ended September 30, 2021.

Results of Operations for the Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021

Summary Results

The Company’s operating income, operating margin, net earnings (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings per share for the nine months ended September 30, 2022, changed from the nine months ended September 30, 2021, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings	Diluted Earnings Per Share
For the nine months ended September 30, 2021	$97.0	4.6%	$58.9	$1.12
Gains from sale and leaseback (1)	(24.5)	(1.2)%	(18.4)	(0.35)
Restructuring, impairment and transaction-related charges (2)	(15.8)	(0.7)%	(11.9)	(0.23)
Other operating income elements (3)	(11.9)	(0.8)%	(8.9)	(0.16)
Operating Income	44.8	1.9%	19.7	0.38
Interest expense (4)	N/A	N/A	9.6	0.18
Net pension income (5)	N/A	N/A	(1.1)	(0.03)
Income taxes (6)	N/A	N/A	(10.1)	(0.19)
Investments in unconsolidated entity, net of tax (7)	N/A	N/A	(0.1)	—
For the nine months ended September 30, 2022	$44.8	1.9%	$18.0	$0.34
______________________________
(1)The Company executed sale and leaseback transactions of its Chalfont, Pennsylvania and West Allis, Wisconsin facilities resulting in $24.5 million ($18.4 million, net of tax) in gains during the nine months ended September 30, 2021.

(2)Restructuring, impairment and transaction-related charges increased $15.8 million ($11.9 million, net of tax), to $12.4 million during the nine months ended September 30, 2022, and included the following:

a.A $5.7 million decrease in employee termination charges from $8.5 million during the nine months ended September 30, 2021, to $2.8 million during the nine months ended September 30, 2022;

b.A $1.4 million decrease in impairment charges from $2.0 million during the nine months ended September 30, 2021, to $0.6 million during the nine months ended September 30, 2022;

c.A $0.4 million increase in transaction-related charges from $0.4 million during the nine months ended September 30, 2021, to $0.8 million during the nine months ended September 30, 2022;

d.A $0.4 million increase in integration costs from zero during the nine months ended September 30, 2021, to $0.4 million during the nine months ended September 30, 2022;

e.A $22.1 million increase in various other restructuring charges from $14.3 million of income during the nine months ended September 30, 2021, to $7.8 million of expense during the nine months ended September 30, 2022.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(3)Other operating income elements decreased $11.9 million ($8.9 million, net of tax impact) during the nine months ended September 30, 2022, primarily due to cost increases from supply chain disruptions, cost inflation in materials and freight and labor shortages and a $13.3 million gain from a property insurance claim in 2021 that did not repeat in 2022. These cost increases were partially offset by the following: (1) a $19.1 million increase in paper byproduct recoveries; (2) an $12.7 million decrease in depreciation and amortization expense; (3) an increase in print product pricing and volume; and (4) savings from other cost reduction initiatives.

(4)Interest expense decreased $12.8 million ($9.6 million, net of tax) during the nine months ended September 30, 2022, to $32.3 million. This was primarily due to an $8.6 million decrease in interest expense related to the interest rate swaps and lower average debt levels in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

(5)Net pension income decreased $1.5 million ($1.1 million, net of tax) during the nine months ended September 30, 2022, to $9.5 million. This was due to a $1.6 million decrease from the expected long-term return on pension plan assets and a $0.7 million increase from interest cost on pension plan liabilities. These were offset by a non-cash settlement charge of $0.8 million during the nine months ended September 30, 2021 that did not repeat during the nine months ended September 30, 2022.

(6)The $10.1 million increase in income tax expense as calculated in the following table is primarily due to an $8.8 million increase from valuation allowance reserves, a $1.5 million increase from the impact of non-deductible expenses and an $0.8 million increase from the Company’s liability for unrecognized tax benefits, partially offset by a $1.0 million decrease from income tax credits.

	Nine Months Ended September 30,
	2022	2021	$ Change
Earnings before income taxes and equity in earnings of unconsolidated entity	$22.0	$62.9	$(40.9)
Normalized tax rate	25.0%	25.0%
Income tax expense at normalized tax rate	5.5	15.7	(10.2)

Income tax expense from the condensed consolidated statements of operations	4.0	4.1	(0.1)

Impact of income taxes	$(1.5)	$(11.6)	$10.1

(7)The decrease in investments in unconsolidated entity, net of tax, of $0.1 million during the nine months ended September 30, 2022, was due to the equity in earnings of unconsolidated entity of $0.1 million for the nine months ended September 30, 2021 at the Company’s investment in Plural Industria Grafica Ltda., the Company’s Brazilian joint venture. In January 2022, the Company sold its investment in Plural.

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2022		2021
	(dollars in millions)
	Amount	% of Sales	Amount	% of Sales	$ Change	% Change
Net sales:
Products	$1,826.8	78.3%	$1,578.2	74.9%	$248.6	15.8%
Services	505.0	21.7%	527.6	25.1%	(22.6)	(4.3)%
Total net sales	2,331.8	100.0%	2,105.8	100.0%	226.0	10.7%
Cost of sales:
Products	1,563.4	67.0%	1,295.3	61.5%	268.1	20.7%
Services	347.8	14.9%	392.8	18.7%	(45.0)	(11.5)%
Total cost of sales	1,911.2	81.9%	1,688.1	80.2%	223.1	13.2%
Selling, general & administrative expenses	256.8	11.0%	229.3	10.9%	27.5	12.0%
Gains from sale and leaseback	—	—%	(24.5)	(1.2)%	24.5	nm
Depreciation and amortization	106.6	4.6%	119.3	5.7%	(12.7)	(10.6)%
Restructuring, impairment and transaction-related charges	12.4	0.6%	(3.4)	(0.2)%	15.8	nm
Total operating expenses	2,287.0	98.1%	2,008.8	95.4%	278.2	13.8%
Operating income	$44.8	1.9%	$97.0	4.6%	$(52.2)	(53.8)%

Net Sales

Product sales increased $248.6 million, or 15.8%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $159.0 million increase from pass-through paper sales and a $104.3 million increase in sales in the Company’s print product lines, primarily due to increased print pricing and volume. These increases were partially offset by $14.7 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $22.6 million, or 4.3%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $58.0 million decrease in sales due to the divestiture of the Company’s third-party logistics business, partially offset by a $24.9 million increase in logistics sales and a $10.5 million increase in marketing services and medical services.

Cost of Sales

Cost of product sales increased $268.1 million, or 20.7%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following: (1) an increase in pass-through paper costs; (2) the impacts from rising costs of materials, labor and other costs of production; and (3) higher print volumes.  These increases were partially offset by a $19.1 million increase in paper byproduct recoveries and other cost reduction initiatives.

Cost of service sales decreased $45.0 million, or 11.5%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the impact from the divestiture of the Company’s third-party logistics business, partially offset by increased freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $27.5 million, or 12.0%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following: (1) a $13.3 million gain from a property insurance claim in 2021 that did not repeat in 2022; (2) an $11.4 million increase in employee-related costs; and (3) a $1.3 million increase in credit loss expense. Selling, general and administrative expenses as a percentage of net sales increased to 11.0% for the nine months ended September 30, 2022, compared to 10.9% for the nine months ended September 30, 2021.

Gains from sale and leaseback

The Company executed sale and leaseback transactions of its Chalfont, Pennsylvania and West Allis, Wisconsin facilities resulting in $24.5 million ($18.4 million, net of tax) in gains during the nine months ended September 30, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $12.7 million, or 10.6%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to a $11.7 million decrease in depreciation expense, primarily from property, plant and equipment becoming fully depreciated over the past year and a $1.0 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $15.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following:

	Nine Months Ended September 30,
	2022	2021	$ Change
Employee termination charges	$2.8	$8.5	$(5.7)
Impairment charges (a)	0.6	2.0	(1.4)
Transaction-related charges	0.8	0.4	0.4
Integration costs	0.4	—	0.4
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	4.1	15.1	(11.0)
Equipment and infrastructure removal costs	0.1	1.5	(1.4)
Gains on the sale of facilities (b)	—	(10.1)	10.1
Other restructuring activities (c)	3.6	(20.8)	24.4
Other restructuring charges (income)	7.8	(14.3)	22.1
Total restructuring, impairment and transaction-related charges	$12.4	$(3.4)	$15.8
______________________________
(a)Includes $0.6 million and $2.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities, during the nine months ended September 30, 2022 and 2021, respectively.
(b)Includes $9.7 million of gains on the sale of Riverside, California and other facilities during the nine months ended September 30, 2021.
(c)Includes $2.3 million and $0.8 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the nine months ended September 30, 2022 and 2021, respectively. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018. Also includes a $20.9 million gain on the sale of a business during the nine months ended September 30, 2021.

EBITDA and EBITDA Margin—Consolidated

EBITDA and EBITDA margin for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, were as follows:

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$160.9	6.9%	$227.4	10.8%

EBITDA decreased $66.5 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following: (1) $24.5 million in gains from sale and leaseback in 2021 that did not repeat in 2022; (2) $15.8 million of increased restructuring, impairment and transaction-related charges; (3) a $13.3 million gain from a property insurance claim in 2021 that did not repeat in 2022; and (4) cost increases from supply chain disruptions, cost inflation in materials and freight and labor shortages. These cost increases were partially offset by a $19.1 million increase in paper byproduct recoveries, an increase in print product pricing and volume and savings from other cost reduction initiatives.

EBITDA is defined as net earnings (loss), excluding (1) interest expense, (2) income tax expense (benefit) and (3) depreciation and amortization. EBITDA margin represents EBITDA as a percentage of net sales. EBITDA and EBITDA margin are presented to provide additional information regarding Quad’s performance. Both are important measures by which Quad gauges the profitability and assesses the performance of its business. EBITDA and EBITDA margin are non-GAAP financial measures and should not be considered alternatives to net earnings (loss) as a measure of operating performance, or to cash flows provided by (used in) operating activities as a measure of liquidity. Quad’s calculation of EBITDA and EBITDA margin may be different from the calculations used by other companies, and therefore, comparability may be limited.

A reconciliation of EBITDA to net earnings for the nine months ended September 30, 2022 and 2021, was as follows:

	Nine Months Ended September 30,
	2022	2021
	(dollars in millions)
Net earnings (1)	$18.0	$58.9
Interest expense	32.3	45.1
Income tax expense	4.0	4.1
Depreciation and amortization	106.6	119.3
EBITDA (non-GAAP)	$160.9	$227.4
______________________________
(1)Net earnings included the following:
a.Restructuring, impairment and transaction-related charges of $12.4 million and income of $3.4 million for the nine months ended September 30, 2022 and 2021, respectively;
b.Gains from sale and leaseback of $24.5 million for the nine months ended September 30, 2021; and
c.Equity in earnings of unconsolidated entity of $0.1 million and equity in loss of unconsolidated entity of $0.9 million for the nine months ended September 30, 2021.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Nine Months Ended September 30,
	2022	2021
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$1,523.9	$1,357.1	$166.8	12.3%
Services	489.7	512.7	(23.0)	(4.5)%
Operating income (including restructuring, impairment and transaction-related charges)	65.0	124.4	(59.4)	(47.7)%
Operating margin	3.2%	6.7%	N/A	N/A
Restructuring, impairment and transaction-related charges	$7.1	$(6.1)	$13.2	nm

Net Sales

Product sales for the United States Print and Related Services segment increased $166.8 million, or 12.3%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $104.4 million increase from pass-through paper sales and a $62.4 million increase in sales in the Company’s print product lines, primarily due to increased print pricing and volume.

Service sales for the United States Print and Related Services segment decreased $23.0 million, or 4.5%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $58.0 million decrease in sales due to the divestiture of the Company’s third-party logistics business, partially offset by a $24.5 million increase in logistics sales and a $10.5 million increase in marketing services and medical services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $59.4 million, or 47.7%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following: (1) $24.5 million in gains from sale and leaseback in 2021 that did not repeat in 2022; (2) a $13.3 million gain from a property insurance claim in 2021 that did not repeat in 2022; (3) a $13.2 million increase in restructuring, impairment and transaction-related charges; and (4) cost increases from supply chain disruptions, cost inflation in materials and freight and labor shortages. These cost increases were partially offset by the following: (1) a $19.1 million increase in paper byproduct recoveries; (2) an $11.0 million decrease in depreciation and amortization expense; (3) an increase in print product pricing and volume; and (4) savings from other cost reduction initiatives.

Operating margin for the United States Print and Related Services segment decreased to 3.2% for the nine months ended September 30, 2022, compared to 6.7% for the nine months ended September 30, 2021, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment increased $13.2 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following:

	Nine Months Ended September 30,
	2022	2021	$ Change
Employee termination charges	$1.5	$7.1	$(5.6)
Impairment charges (a)	0.6	2.0	(1.4)
Other restructuring charges (income) (b)	5.0	(15.2)	20.2
Total restructuring, impairment and transaction-related charges	$7.1	$(6.1)	$13.2
______________________________
(a)Includes $0.6 million and $2.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction and strategic divestiture activities, during the nine months ended September 30, 2022 and 2021, respectively.
(b)Includes a $20.9 million gain on the sale of a business and $9.7 million of gains on the sale of Riverside, California and other facilities during the nine months ended September 30, 2021.

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability and equity in earnings of unconsolidated entity within the International segment:

	Nine Months Ended September 30,
	2022	2021
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Net sales:
Products	$302.9	$221.1	$81.8	37.0%
Services	15.3	14.9	0.4	2.7%
Operating income (including restructuring, impairment and transaction-related charges)	15.5	8.1	7.4	91.4%
Operating margin	4.9%	3.4%	N/A	N/A
Restructuring, impairment and transaction-related charges	$4.5	$1.8	$2.7	150.0%
Equity in earnings of unconsolidated entity	—	(0.1)	(0.1)	nm

Net Sales

Product sales for the International segment increased $81.8 million, or 37.0%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to a $54.6 million increase in pass-through paper sales and a $41.9 million increase in print pricing and volume, primarily in Mexico, Europe, Argentina, Peru and Colombia, partially offset by $14.7 million in unfavorable foreign exchange impacts, primarily in Europe and Argentina.

Service sales for the International segment increased $0.4 million, or 2.7%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase in logistics sales in Europe.

Operating Income

Operating income for the International segment increased $7.4 million, or 91.4%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $10.1 million increase in operating income from increased print volume and pricing and cost saving initiatives, partially offset by a $2.7 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment increased $2.7 million, or 150.0%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following:

	Nine Months Ended September 30,
	2022	2021	$ Change
Employee termination charges	$1.3	$0.9	$0.4
Transaction-related charges	0.1	—	0.1
Integration costs	0.4	—	0.4
Other restructuring charges (a)	2.7	0.9	1.8
Total restructuring, impairment and transaction-related charges	$4.5	$1.8	$2.7
______________________________
(a)Includes $2.3 million and $0.8 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the nine months ended September 30, 2022 and 2021, respectively. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

Equity in Earnings of Unconsolidated Entity

Investments in entities where Quad has the ability to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company held a 49% ownership interest in Plural Industria Gráfica Ltda., a commercial printer based in São Paulo, Brazil until the investment was sold in January 2022. The equity in earnings of unconsolidated entity in the International segment was $0.1 million for the nine months ended September 30, 2021.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2022	2021
	(dollars in millions)
	Amount	Amount	$ Change	% Change
Operating expenses (including restructuring, impairment and transaction-related charges)	$35.7	$35.5	$0.2	0.6%
Restructuring, impairment and transaction-related charges	0.8	0.9	(0.1)	(11.1)%

Operating Expenses

Corporate operating expenses increased $0.2 million, or 0.6%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $2.0 million increase in employee-related costs, partially offset by $1.3 million decrease in professional fees and a $0.1 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges were $0.8 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended September 30,
	2022	2021	$ Change
Employee termination charges	$—	$0.5	$(0.5)
Transaction-related charges	0.7	0.4	0.3
Other restructuring charges	0.1	—	0.1
Total restructuring, impairment and transaction-related charges	$0.8	$0.9	$(0.1)

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $259.3 million as of September 30, 2022, which consisted of up to $245.3 million of unused capacity under its revolving credit arrangement, net of $32.9 million of issued letters of credit, and cash and cash equivalents of $14.0 million. Total liquidity is reduced to $156.3 million under the Company’s most restrictive debt covenants, and consists of $142.3 million available under its revolving credit arrangement and $14.0 million in cash and cash equivalents. There were $154.3 million of borrowings under the $432.5 million revolving credit facility as of September 30, 2022.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources are sufficient to fund ongoing operating requirements and service debt and pension requirements.

Net Cash Provided by (Used in) Operating Activities

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Net cash used in operating activities increased $52.4 million, from $22.1 million provided by operating activities for the nine months ended September 30, 2021, to $30.3 million used in operating activities for the nine months ended September 30, 2022. This increase was due to a $60.6 million increase in cash flows used in changes in operating assets and liabilities, primarily due to higher receivables due to higher net sales, the strategic decision to carry higher inventory levels to serve clients, and the payment of other current liabilities, partially offset by a $8.2 million increase in cash from earnings.

Net Cash Provided by (Used in) Investing Activities

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Net cash used in investing activities increased $114.0 million, from $67.4 million provided by investing activities for the nine months ended September 30, 2021, to $46.6 million used in investing activities for the nine months ended September 30, 2022. The increase was primarily due to the following: (1) a $63.1 million decrease in proceeds from the sale of property, plant, and equipment; (2) a $39.0 million decrease in proceeds from the sale of a business; (3) a $7.9 million increase in purchases of property, plant and equipment; (4) a $4.0 million decrease in proceeds from a property insurance claim; and (5) a $2.0 million increase in cost investment in unconsolidated entities. These increases were partially offset by a $2.0 million increase in cash provided by other investing activities.

Net Cash Used in Financing Activities

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Net cash used in financing activities decreased $28.5 million, from $117.1 million for the nine months ended September 30, 2021, to $88.6 million for the nine months ended September 30, 2022. The decrease was primarily due to (1) a $30.4 million decrease in net payments of debt and lease obligations; (2) a $7.6 million decrease in cash used in other financing activities; and (3) a $1.9 million decrease in changes in ownership of noncontrolling interests. These decreases were partially offset by a $10.0 million increase in the purchase of treasury stock and a $1.4 million increase in equity awards redeemed to pay employees’ tax obligations.

Free Cash Flow

Free Cash Flow is defined as net cash provided by (used in) operating activities less purchases of property, plant and equipment.

The Company’s management assesses Free Cash Flow as a measure to quantify cash available for (1) strengthening the balance sheet (debt reduction), (2) strategic capital allocation and deployment through investments in the business (acquisitions and strategic investments) and (3) returning capital to shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company’s restructuring activities and other unusual items.

Free Cash Flow is a non-GAAP financial measure and should not be considered an alternative to cash flows provided by (used in) operating activities as a measure of liquidity. Quad’s calculation of Free Cash Flow may be different from similar calculations used by other companies, and therefore, comparability may be limited.

Free Cash Flow for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was as follows:

	Nine Months Ended September 30,
	2022	2021
	(dollars in millions)
Net cash provided by (used in) operating activities	$(30.3)	$22.1

Less: purchases of property, plant and equipment	(49.5)	(41.6)

Free Cash Flow (Non-GAAP)	$(79.8)	$(19.5)

Free Cash Flow decreased $60.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $52.4 million increase in net cash used in operating activities and a $7.9 million increase in capital expenditures. See the “Net Cash Provided by (Used in) Operating Activities” section above for further explanations of the change in operating cash flows and the “Net Cash Provided by (Used in) Investing Activities” section above for further explanations of the changes in purchases of property, plant and equipment.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and finance lease obligations less cash and cash equivalents (Net Debt) divided by the trailing twelve months Adjusted EBITDA, comprised of the sum of the following: (1) the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings to EBITDA in the “Results of Operations” section above); (2) restructuring, impairment and transaction-related charges; (3) gains from sale and leaseback; (4) loss on debt extinguishment; (5) equity in (earnings) loss of unconsolidated entity; and (6) Adjusted EBITDA for unconsolidated equity method investments (calculated in a consistent manner with the calculation for Quad).

The Company uses the Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business, and accordingly, to quantify debt capacity available for strengthening the balance sheet through debt and pension liability reduction, for strategic capital allocation and deployment through investments in the business, and for returning capital to shareholders. The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

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

The Debt Leverage Ratio at September 30, 2022, and December 31, 2021, was as follows:

	September 30, 2022		December 31, 2021
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$729.3		$803.7
Less: Cash and cash equivalents	14.0		179.9
Net Debt (Non-GAAP)	$715.3		$623.8

Divided by: Adjusted EBITDA (Non-GAAP)	$233.2		$260.5

Debt Leverage Ratio—Net Debt (Non-GAAP)	3.07	x	2.39	x

The calculation of Adjusted EBITDA for the trailing twelve months ended September 30, 2022, and December 31, 2021, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Nine Months Ended
	December 31, 2021 (1)	September 30, 2022	September 30, 2021	September 30, 2022
Net earnings (loss)	$37.8	$18.0	$58.9	$(3.1)
Interest expense	59.6	32.3	45.1	46.8
Income tax expense	9.5	4.0	4.1	9.4
Depreciation and amortization	157.3	106.6	119.3	144.6
EBITDA (Non-GAAP)	$264.2	$160.9	$227.4	$197.7
Restructuring, impairment and transaction-related charges	18.9	12.4	(3.4)	34.7
Gains from sale and leaseback	(24.5)	—	(24.5)	—
Loss on debt extinguishment	0.7	—	—	0.7
Other (2)	1.2	—	1.1	0.1
Adjusted EBITDA (Non-GAAP) (3)	$260.5	$173.3	$200.6	$233.2
______________________________
(1)Financial information for the year ended December 31, 2021, is included as reported in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 23, 2022.
(2)Other is comprised of equity in earnings of unconsolidated entity and Adjusted EBITDA for unconsolidated equity method investments.
(3)The Company made a change in its definition of Adjusted EBITDA to include net pension income. This change is reflected in all periods presented.

The Debt Leverage Ratio at September 30, 2022, increased 0.68x, compared to December 31, 2021, primarily due to a $91.5 million increase in Net Debt and a $27.3 million reduction in trailing twelve months Adjusted EBITDA. The Debt Leverage Ratio at September 30, 2022, is above management’s desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company expects to operate above the Debt Leverage Ratio target range due to the impacts from supply chain disruptions, cost inflation and labor shortages. The Company will also operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Debt Obligations

As of September 30, 2022, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility ($154.3 million outstanding as of September 30, 2022); and

◦Term Loan A ($563.3 million outstanding as of September 30, 2022);

•Master Note and Security Agreement ($4.4 million outstanding as of September 30, 2022).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements, as amended to date). Among these covenants, the Company was required to maintain the following as of September 30, 2022:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended September 30, 2022, the Company’s Total Leverage Ratio was 3.05 to 1.00).

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

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed (a) 3.50 to 1.00 for any fiscal quarter ending prior to December 31, 2023, and (b) 3.25 to 1.00 for any fiscal quarter ending on or after December 31, 2023 (other than, in the case of this clause (b), any fiscal quarter ending September 30 of any year, each of which shall be subject to a maximum Senior Secured Leverage Ratio not to exceed 3.50 to 1.00) (for the twelve months ended September 30, 2022, the Company’s Senior Secured Leverage Ratio was 3.04 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2022, the Company’s Interest Coverage Ratio was 5.50 to 1.00).

The Company was in compliance with all covenants in its debt agreements as of September 30, 2022. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of September 30, 2022, was 3.05 to 1.00, the limitations described above are currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently applicable, as the Company’s Senior Secured Leverage Ratio was 3.04 to 1.00, although the Total Net Leverage Ratio was 3.05 to 1.00, as of September 30, 2022.

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

During the three months ended September 30, 2022, the Company repurchased 2,803,539 shares of its Class A common stock at a weighted average price of $3.23 per share for a total purchase price of $9.1 million. During the nine months ended September 30, 2022, the Company repurchased 3,093,662 shares of its Class A common stock at a weighted average price of $3.21 per share for a total purchase price of $10.0 million. There were no shares repurchased during the three and nine months ended September 30, 2021. As of September 30, 2022, there were $90.1 million of authorized repurchases remaining under the program.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Quarterly Report on Form 10-Q.

Contractual Obligations

As of September 30, 2022, the Company’s contractual obligations have not changed materially from that listed in the “Contractual Obligations and Other Commitments” table and related notes to the table listed in the Company’s Annual Report on Form 10-K filed on February 23, 2022.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at September 30, 2022, was primarily comprised of $563.3 million outstanding on the Term Loan A. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into a $250.0 million interest rate swap in February 2017 (which terminated on February 28, 2022) and a $130.0 million interest rate swap in March 2019 and considers $130.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $130.0 million interest rate swap of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $589.5 million at a current weighted average interest rate of 5.2% and fixed rate debt and finance leases outstanding of $139.8 million at a current weighted average interest rate of 4.9% as of September 30, 2022. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2022, by approximately $0.1 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into United States dollars in preparing the Company’s condensed consolidated balance sheets. As of September 30, 2022, the Company’s foreign subsidiaries (excluding Argentina due to the economy’s status as highly inflationary) had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $60.2 million. The potential decrease in net current assets as of September 30, 2022, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $6.0 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the United States dollar. Exchange rates rarely move in the same direction relative to the United States dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

The Company has considered the economy in Argentina to be highly inflationary, effective June 30, 2018. In accordance with Accounting Standards Codification 830 — Foreign Currency Matters, a highly inflationary economy is one that has experienced cumulative inflation of approximately 100 percent or more over a three-year period. An entity is required to apply the revised accounting guidance in the reporting period following when the economy was deemed to be highly inflationary. As a result of this classification, the functional currency of the Company’s Argentina subsidiaries was changed from the local currency to the United States Dollar, beginning July 1, 2018, and impacts from the change in the value of the local currency for monetary assets and liabilities is now reflected in the condensed consolidated statements of operations. The total impact from foreign currency losses was $0.6 million and $2.3 million during the three and nine months ended September 30, 2022, respectively. The Company’s operations in Argentina represented less than 1.0% of total consolidated assets as of September 30, 2022, and less than 1.0% of total consolidated net sales for the three and nine months ended September 30, 2022.

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $28.6 million as of September 30, 2022, and $28.2 million as of December 31, 2021.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three and nine months ended September 30, 2022, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions, including the impacts from the supply chain shortages, higher than expected inflation, the COVID-19 pandemic, and direct and indirect impacts from the war in Ukraine could result in significant future charges. The Company is continuing to actively monitor these situations and related risks.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 23, 2022.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended September 30, 2022, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2022 to July 31, 2022	1,332,510	2.82	1,332,510	$95,360,552
August 1, 2022 to August 31, 2022	1,132,124	3.65	1,132,124	91,232,849
September 1, 2022 to September 30, 2022	338,905	3.46	338,905	90,061,874
Total	2,803,539		2,803,539
_____________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were 2,803,539 and 3,093,662 shares repurchased during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, there were $90.1 million of authorized repurchases remaining under the program.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	November 2, 2022	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Anthony C. Staniak
Anthony C. Staniak
Chief Financial Officer
(Principal Financial Officer)