Form 10-Q
period 2023-06-30
Quad/Graphics, Inc.
filed 2023-08-02
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of July 28, 2023
Class A Common Stock	37,957,049
Class B Common Stock	13,556,858
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended June 30, 2023

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales
Products	$559.9	$593.9	$1,167.8	$1,174.8
Services	143.2	163.8	301.8	327.1
Total net sales	703.1	757.7	1,469.6	1,501.9
Cost of sales
Products	476.6	503.8	992.7	1,006.9
Services	93.2	114.3	194.6	230.8
Total cost of sales	569.8	618.1	1,187.3	1,237.7
Operating expenses
Selling, general and administrative expenses	83.3	86.9	172.5	166.0
Depreciation and amortization	32.0	35.3	65.7	71.8
Restructuring, impairment and transaction-related charges	9.6	3.2	35.6	6.8
Total operating expenses	694.7	743.5	1,461.1	1,482.3
Operating income	8.4	14.2	8.5	19.6
Interest expense	17.0	10.9	33.3	20.2
Net pension income	(0.4)	(3.1)	(0.8)	(6.3)
Earnings (loss) before income taxes	(8.2)	6.4	(24.0)	5.7
Income tax expense (benefit)	(2.1)	1.1	6.7	1.4
Net earnings (loss)	$(6.1)	$5.3	$(30.7)	$4.3

Earnings (loss) per share
Basic and diluted	$(0.12)	$0.10	$(0.62)	$0.08

Weighted average number of common shares outstanding
Basic	49.3	52.1	49.2	51.8
Diluted	49.3	54.1	49.2	53.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings (loss)	$(6.1)	$5.3	$(30.7)	$4.3

Other comprehensive income (loss)
Translation adjustments	6.3	(6.0)	12.8	(5.2)
Interest rate derivatives adjustments	1.5	0.7	2.3	2.1
Pension benefit plan adjustments	0.1	—	0.2	—
Other comprehensive income (loss), before tax	7.9	(5.3)	15.3	(3.1)

Income tax impact related to items of other comprehensive income (loss)	(0.3)	(0.1)	(0.5)	(0.4)

Other comprehensive income (loss), net of tax	7.6	(5.4)	14.8	(3.5)

Comprehensive income (loss)	$1.5	$(0.1)	$(15.9)	$0.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(UNAUDITED) June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$11.3	$25.2
Receivables, less allowance for credit losses of $27.3 million at June 30, 2023, and $26.4 million at December 31, 2022	318.4	372.6
Inventories	200.6	260.7
Prepaid expenses and other current assets	44.5	46.0
Total current assets	574.8	704.5
Property, plant and equipment—net	662.7	672.1
Operating lease right-of-use assets—net	100.8	111.1
Goodwill	86.4	86.4
Other intangible assets—net	34.1	46.9
Other long-term assets	78.5	80.8
Total assets	$1,537.3	$1,701.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$359.3	$456.6
Other current liabilities	173.3	249.1
Short-term debt and current portion of long-term debt	153.9	61.1
Current portion of finance lease obligations	3.1	0.8
Current portion of operating lease obligations	25.6	27.8
Total current liabilities	715.2	795.4
Long-term debt	451.6	506.7
Finance lease obligations	6.8	1.6
Operating lease obligations	80.0	87.1
Deferred income taxes	7.8	9.3
Other long-term liabilities	122.3	128.8
Total liabilities	1,383.7	1,528.9
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	839.8	841.8
Treasury stock, at cost	(24.9)	(23.5)
Accumulated deficit	(549.2)	(518.5)
Accumulated other comprehensive loss	(113.5)	(128.3)
Total shareholders’ equity	153.6	172.9
Total liabilities and shareholders’ equity	$1,537.3	$1,701.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net earnings (loss)	$(30.7)	$4.3
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65.7	71.8
Impairment charges	10.6	0.1
Amortization of debt issuance costs and original issue discount	1.0	1.2
Stock-based compensation	3.3	3.8
Gain on the sale or disposal of property, plant and equipment	(0.3)	(1.2)
Deferred income taxes	2.7	1.1
Changes in operating assets and liabilities—net of divestitures	(52.0)	(104.6)
Net cash provided by (used in) operating activities	0.3	(23.5)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(45.2)	(33.5)
Cost investment in unconsolidated entities	(0.5)	(2.7)
Proceeds from the sale of property, plant and equipment	7.5	3.2
Other investing activities	(4.5)	1.8
Net cash used in investing activities	(42.7)	(31.2)

FINANCING ACTIVITIES
Payments of current and long-term debt	(24.2)	(222.1)
Payments of finance lease obligations	(1.0)	(1.5)
Borrowings on revolving credit facilities	771.4	344.2
Payments on revolving credit facilities	(711.4)	(229.8)
Proceeds from issuance of long-term debt	0.6	1.1
Purchases of treasury stock	(5.0)	(0.9)
Equity awards redeemed to pay employees’ tax obligations	(1.7)	(2.5)
Payment of cash dividends	(0.1)	(1.4)
Other financing activities	(0.3)	(0.3)
Net cash provided by (used in) financing activities	28.3	(113.2)

Effect of exchange rates on cash and cash equivalents	0.2	(0.2)
Net decrease in cash and cash equivalents	(13.9)	(168.1)
Cash and cash equivalents at beginning of period	25.2	179.9
Cash and cash equivalents at end of period	$11.3	$11.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	56.6	$1.4	$841.8	(3.9)	$(23.5)	$(518.5)	$(128.3)	$172.9
Net loss	—	—	—	—	—	(24.6)	—	(24.6)
Foreign currency translation adjustments	—	—	—	—	—	—	6.5	6.5
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.6	0.6
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	1.0	—	—	—	—	1.0
Purchases of treasury stock	—	—	—	(0.1)	(0.3)	—	—	(0.3)
Issuance of share-based awards, net of other activity	—	—	(4.3)	1.4	4.3	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(1.7)	—	—	(1.7)
Balance at March 31, 2023	56.6	$1.4	$838.5	(2.9)	$(21.2)	$(543.1)	$(121.1)	$154.5
Net loss	—	—	—	—	—	(6.1)	—	(6.1)
Foreign currency translation adjustments	—	—	—	—	—	—	6.3	6.3
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	1.2	1.2
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	2.3	—	—	—	—	2.3
Purchases of treasury stock	—	—	—	(1.3)	(4.7)	—	—	(4.7)
Issuance of share-based awards, net of other activity	—	—	(1.0)	0.2	1.0	—	—	—
Balance at June 30, 2023	56.6	$1.4	$839.8	(4.0)	$(24.9)	$(549.2)	$(113.5)	$153.6

Condensed Consolidated Statement of Shareholders’ Equity For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	55.7	$1.4	$839.3	(1.4)	$(14.9)	$(527.8)	$(161.2)	$136.8
Net loss	—	—	—	—	—	(1.0)	—	(1.0)
Foreign currency translation adjustments	—	—	—	—	—	—	0.8	0.8
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	1.1	1.1
Stock-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of share-based awards, net of other activity	0.9	—	(2.4)	0.8	2.8	—	—	0.4
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.4)	(2.5)	—	—	(2.5)
Balance at March 31, 2022	56.6	$1.4	$838.6	(1.0)	$(14.6)	$(528.8)	$(159.3)	$137.3
Net earnings	—	—	—	—	—	5.3	—	5.3
Foreign currency translation adjustments	—	—	—	—	—	—	(6.0)	(6.0)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.6	0.6
Stock-based compensation	—	—	1.9	—	—	—	—	1.9
Purchases of treasury stock	—	—	—	(0.3)	(0.9)	—	—	(0.9)
Issuance of share-based awards, net of other activity	—	—	(0.9)	0.2	1.0	—	—	0.1
Balance at June 30, 2022	56.6	$1.4	$839.6	(1.1)	$(14.5)	$(523.5)	$(164.7)	$138.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
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

The Company is subject to seasonality in its quarterly results as net sales and operating income are higher in the second half of the calendar year as compared to the first half of the calendar year. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. Seasonality is driven by increased catalogs and retail inserts primarily due to back-to-school and holiday-related advertising and promotions. The Company expects seasonality impacts to continue in future years.

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and six months ended June 30, 2023 and 2022. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following tables provide information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three and six months ended June 30, 2023 and 2022:

	United States Print and Related Services	International	Total
Three months ended June 30, 2023
Catalog, publications, retail inserts and directories	$313.9	$71.7	$385.6
Direct mail and other printed products	133.6	38.8	172.4
Other	1.8	0.1	1.9
Total products	449.3	110.6	559.9
Logistics services	55.1	3.4	58.5
Marketing services and medical services	84.1	0.6	84.7
Total services	139.2	4.0	143.2
Total net sales	$588.5	$114.6	$703.1

Three months ended June 30, 2022
Catalog, publications, retail inserts and directories	$331.8	$67.7	$399.5
Direct mail and other printed products	156.5	35.3	191.8
Other	2.3	0.3	2.6
Total products	490.6	103.3	593.9
Logistics services	71.9	4.8	76.7
Marketing services and medical services	86.9	0.2	87.1
Total services	158.8	5.0	163.8
Total net sales	$649.4	$108.3	$757.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)

	United States Print and Related Services	International	Total
Six months ended June 30, 2023
Catalog, publications, retail inserts and directories	$674.8	$129.0	$803.8
Direct mail and other printed products	275.6	84.7	360.3
Other	3.4	0.3	3.7
Total products	953.8	214.0	1,167.8
Logistics services	119.5	8.5	128.0
Marketing services and medical services	172.8	1.0	173.8
Total services	292.3	9.5	301.8
Total net sales	$1,246.1	$223.5	$1,469.6

Six months ended June 30, 2022
Catalog, publications, retail inserts and directories	$673.5	$128.2	$801.7
Direct mail and other printed products	305.7	62.2	367.9
Other	4.7	0.5	5.2
Total products	983.9	190.9	1,174.8
Logistics services	142.9	10.1	153.0
Marketing services and medical services	173.7	0.4	174.1
Total services	316.6	10.5	327.1
Total net sales	$1,300.5	$201.4	$1,501.9

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with Accounting Standards Codification 606 — Revenue from Contracts with Customers, the Company capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a client contract or renewal and would not have been incurred had the contract not been obtained. The Company also defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the six months ended June 30, 2023, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2022	$3.3
Costs to obtain contracts	0.5
Amortization of costs to obtain contracts	(0.9)
Balance at June 30, 2023	$2.9

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2023 and 2022, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee termination charges	$1.9	$0.5	$15.0	$1.6
Impairment charges	1.1	—	10.6	0.1
Transaction-related charges	—	0.3	0.6	0.5
Integration costs	0.5	—	1.0	—
Other restructuring charges	6.1	2.4	8.4	4.6
Total	$9.6	$3.2	$35.6	$6.8

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
•Other restructuring charges consisted of the following during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vacant facility carrying costs and lease exit charges	$5.5	$1.1	$7.4	$2.1
Equipment and infrastructure removal costs	0.2	—	0.5	—
Other restructuring activities	0.4	1.3	0.5	2.5
Other restructuring charges	$6.1	$2.4	$8.4	$4.6

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $1.1 million during the three months ended June 30, 2023, which consisted of $1.0 million for property and $0.1 million for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities. There were no impairment charges recognized during the three months ended June 30, 2022.

The Company recognized impairment charges of $10.6 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively, which consisted of $9.6 million and $0.1 million, respectively, for machinery and equipment, and $1.0 million for property no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.6 million were recorded during the six months ended June 30, 2023, and $0.3 million and $0.5 million were recorded during the three and six months ended June 30, 2022, respectively. There were no transaction-related charges recorded during the three months ended June 30, 2023.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the six months ended June 30, 2023, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2022	$2.9	$—	$1.5	$—	$5.2	$9.6
Expense, net	15.0	10.6	0.6	1.0	8.4	35.6
Cash payments, net	(11.4)	—	(1.5)	(1.0)	(9.2)	(23.1)
Non-cash adjustments/reclassifications	—	(10.6)	—	—	0.5	(10.1)
Balance at June 30, 2023	$6.5	$—	$0.6	$—	$4.9	$12.0

The Company’s restructuring reserves at June 30, 2023, included a short-term and a long-term component. The short-term portion included $7.4 million in other current liabilities and $0.8 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $3.8 million is included in other long-term liabilities in the condensed consolidated balance sheets.

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

The Company has recorded credit loss expense of $0.6 million and $1.5 million during the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.5 million during the three and six months ended June 30, 2022, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Activity impacting the allowance for credit losses for the six months ended June 30, 2023, was as follows:

Allowance for Credit Losses
Balance at December 31, 2022	$26.4
Provisions	1.5
Write-offs	(0.8)
Translation	0.2
Balance at June 30, 2023	$27.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Note 5. Inventories

The components of inventories at June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
Raw materials and manufacturing supplies	$130.9	$173.7
Work in process	30.8	38.3
Finished goods	38.9	48.7
Total	$200.6	$260.7

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Note 8. Income Taxes

The Company records income tax expense on an interim basis. For the six months ended June 30, 2023, the Company’s income tax expense was recorded using an actual effective income tax rate for the year-to-date period. Based on the Company’s current operating results, the Company believes the actual effective tax rate for the year-to-date period is the best estimate of the annual effective tax rate. The actual effective income tax rate differs from the statutory tax rate primarily due to non-deductible expenses, global intangible low-taxed income (“GILTI”) from controlled foreign corporations and net increases in valuation allowance reserves. The effective income tax rate for the current interim period differs further from the statutory tax rate due to items discrete to the interim period primarily related to an increase in income tax payable for an anticipated audit settlement and additional increases to valuation allowance reserves from change in judgement on realizability of certain foreign deferred tax assets.

For the six months ended June 30, 2022, the Company used an estimated annual effective income tax rate to record its income tax expense. The estimated annual effective income tax rate differs from the statutory tax rate primarily from decreases in valuation allowance reserves.

The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of June 30, 2023, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of June 30, 2023 was $11.5 million, an increase of $0.4 million from $11.1 million as of December 31, 2022. The Company anticipates a $0.1 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations.

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

Level 3:    Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of June 30, 2023.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Interest Rate Swap

The Company currently holds one interest rate swap contract. The purpose of entering into the contract was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt. The interest rate swap was previously designated as a cash flow hedge as it effectively converted the notional value of the Company’s variable rate debt based on one-month LIBOR to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. However, the Company amended its Senior Secured Credit Facility during the second quarter of 2020, which added a 0.75% LIBOR floor to the Company’s variable rate debt, changing the critical terms of the hedged instrument. Due to this change in critical terms, the Company had elected to de-designate the swap as a cash flow hedge, resulting in future changes in fair value being recognized in interest expense. The balance of the accumulated other comprehensive loss attributable to the interest rate swap as of June 30, 2020 was then amortized to interest expense on a straight-line basis over the remaining life of the swap contract. The Company expects to reclassify $2.0 million of this balance to interest expense over the next twelve months. Due to the Company’s transition from LIBOR to SOFR during the first quarter of 2023, the interest rate swap’s fixed swap rate was amended to be based on one-month term SOFR.

The key terms of the interest rate swap is as follows:

March 19, 2019 Interest Rate Swap
Effective date	March 29, 2019
Termination date	March 28, 2024
Term	5 years
Notional amount	$130.0
Fixed swap rate	2.40%

The Company classifies interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swap classified as Level 2 as of June 30, 2023, and December 31, 2022, were as follows:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swap asset	Prepaid expenses and other current assets	$2.8	$3.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash Flow Impacts
Net interest paid	$(0.8)	$0.5	$(1.5)	$2.0

Impacts with Swap as Nonhedging Instrument
Income recognized in interest expense excluded from hedge effectiveness assessments	—	(1.7)	1.0	(6.7)
Amounts reclassified out of accumulated other comprehensive loss to interest expense	0.7	0.7	1.4	2.1
Net interest expense	(0.8)	0.5	(1.5)	2.0
Total impact of swap to interest expense	$(0.1)	$(0.5)	$0.9	$(2.6)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
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
The Company classifies interest rate collars as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate collars classified as Level 2 as of June 30, 2023, and December 31, 2022, were as follows:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate collar assets	Prepaid expenses and other current assets	$0.9	$—

The interest rate collars were highly effective as of June 30, 2023. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate collars will be recognized as an adjustment to interest expense in the condensed consolidated statements of operations. There has been no interest paid or received related to the interest rate collars during the six months ended June 30, 2023. The changes in the fair value of the interest rate collars have been included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain recognized in other comprehensive income (loss)	$(0.8)	$—	$(0.9)	$—

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. As of June 30, 2023, there were four open foreign currency exchange contracts designated as cash flow hedges, with a total notional value of $2.8 million.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the six months ended June 30, 2023 and 2022, as the Company takes delivery in the normal course of business.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.6 billion at June 30, 2023 and December 31, 2022.

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

Other Estimated Fair Value Measurements

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of June 30, 2023, and December 31, 2022.

Note 10. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Employee Stock Ownership Plan (“ESOP”) holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions during the six months ended June 30, 2023 and 2022.

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

The components of net pension income for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$(4.4)	$(2.4)	$(8.8)	$(4.8)
Expected return on plan assets	5.0	5.5	10.0	11.1
Net periodic pension income	0.6	3.1	1.2	6.3
Amortization of actuarial loss	(0.2)	—	(0.4)	—
Net pension income	$0.4	$3.1	$0.8	$6.3

The Company made $0.4 million in benefit payments to its non-qualified defined benefit pension plans and made no contributions to its qualified defined benefit pension plans during the six months ended June 30, 2023.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a withdrawal liability based on information provided by each plan’s trustee. The Company has reserved $26.3 million for the total MEPPs withdrawal liability as of June 30, 2023, of which $22.6 million was recorded in other long-term liabilities and $3.7 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU and GCC until April 2032 and February 2024, respectively. The Company made payments totaling $3.1 million for the six months ended June 30, 2023 and 2022.

Note 11. Earnings (Loss) Per Share

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the three and six months ended June 30, 2023, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 0.4 million for the six months ended June 30, 2022. There were no anti-dilutive equity instruments excluded from the computation of diluted net earnings per share for the three months ended June 30, 2022.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the three and six months ended June 30, 2023 and 2022, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net earnings (loss)	$(6.1)	$5.3	$(30.7)	$4.3

Denominator
Basic weighted average number of common shares outstanding for all classes of common stock	49.3	52.1	49.2	51.8
Plus: effect of dilutive equity incentive instruments	—	2.0	—	2.0
Diluted weighted average number of common shares outstanding for all classes of common shares	49.3	54.1	49.2	53.8

Earnings (loss) per share
Basic and diluted	$(0.12)	$0.10	$(0.62)	$0.08

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Note 12. Equity Incentive Programs

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations and includes expense recognized for liability awards that are remeasured on a quarterly basis. The total compensation expense recognized related to all equity incentive programs for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted Stock (“RS”) and Restricted Stock Units (“RSU”) equity awards expense	$1.2	$1.2	$2.1	$2.9
RSU liability awards expense	—	—	—	0.2
Deferred Stock Units (“DSU”) awards expense	1.1	0.7	1.2	0.7
Total equity incentive compensation expense	$2.3	$1.9	$3.3	$3.8

Total future compensation expense related to all equity incentive programs granted as of June 30, 2023, was estimated to be $9.4 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $2.6 million for the remainder of 2023, $4.1 million for 2024, $2.4 million for 2025 and $0.3 million for 2026.

Restricted Stock and Restricted Stock Units

The following table is a summary of RS and RSU award activity for the six months ended June 30, 2023:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Unit	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2022	3,606,295	$4.11	1.4	100,943	$4.08	1.5
Granted	1,761,308	4.09		66,879	4.08
Vested	(817,768)	4.64		(19,842)	4.67
Forfeited	(431,861)	4.18		—	—
Nonvested at June 30, 2023	4,117,974	$3.99	1.8	147,980	$4.00	1.9

Deferred Stock Units

The following table is a summary of DSU award activity for the six months ended June 30, 2023:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2022	773,194	$7.25
Granted	301,300	3.81
Settled	(224,941)	6.13
Outstanding at June 30, 2023	849,553	$6.32

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Note 13. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
June 30, 2023	105.0	39.0	3.5	42.5
December 31, 2022	105.0	39.2	3.4	42.6

Class B stock ($0.025 par value)
June 30, 2023	80.0	13.6	—	13.6
December 31, 2022	80.0	13.6	—	13.6

Class C stock ($0.025 par value)
June 30, 2023	20.0	—	0.5	0.5
December 31, 2022	20.0	—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at June 30, 2023, and December 31, 2022. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. During the three months ended June 30, 2023, the Company repurchased 1,343,777 shares of its Class A common stock at a weighted average price of $3.55 per share for a total purchase price of $4.7 million. During the six months ended June 30, 2023, the Company repurchased 1,408,048 shares of its Class A common stock at a weighted average price of $3.57 per share for a total purchase price of $5.0 million. During the three and six months ended June 30, 2022, the company repurchased 290,123 shares of its Class A common stock at a weighted average price of $3.05 per share for a total purchase price of $0.9 million. As of June 30, 2023, there were $85.0 million of authorized repurchases remaining under the program.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common shares. The Company’s Board of Directors suspended the Company’s quarterly dividends beginning in the second quarter of 2020.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
Note 14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2023, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2022	$(88.6)	$(4.1)	$(35.6)	$(128.3)
Other comprehensive income before reclassifications	12.8	0.9	—	13.7
Amounts reclassified from accumulated other comprehensive loss to net loss	—	0.9	0.2	1.1
Net other comprehensive income	12.8	1.8	0.2	14.8
Balance at June 30, 2023	$(75.8)	$(2.3)	$(35.4)	$(113.5)

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2022, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2021	$(143.1)	$(6.7)	$(11.4)	$(161.2)
Other comprehensive income (loss) before reclassifications	(5.2)	—	—	(5.2)
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	1.7	—	1.7
Net other comprehensive income (loss)	(5.2)	1.7	—	(3.5)
Balance at June 30, 2022	$(148.3)	$(5.0)	$(11.4)	$(164.7)

The details of the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the three and six months ended June 30, 2023 and 2022, were as follows:

Details of Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Condensed Consolidated Statements of Operations Presentation
	2023	2022	2023	2022
Amortization of amounts accumulated for interest rate swaps de-designated as a cash flow hedge	$0.7	$0.7	$1.4	$2.1	Interest expense
Impact of income taxes	(0.3)	(0.1)	(0.5)	(0.4)	Income tax expense
Amortization of amounts accumulated for interest rate swaps de-designated as a cash flow hedge, net of tax	$0.4	$0.6	$0.9	$1.7

Amortization of pension and other postretirement benefit plan adjustments	$0.1	$—	$0.2	$—	Net pension income

Total reclassifications for the period	$0.8	$0.7	$1.6	$2.1
Impact of income taxes	(0.3)	(0.1)	(0.5)	(0.4)
Total reclassifications for the period, net of tax	$0.5	$0.6	$1.1	$1.7

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
The following is a summary of segment information for the three and six months ended June 30, 2023 and 2022:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended June 30, 2023
United States Print and Related Services	$449.3	$139.2	$11.8	$8.6
International	110.6	4.0	8.3	1.0
Total operating segments	559.9	143.2	20.1	9.6
Corporate	—	—	(11.7)	—
Total	$559.9	$143.2	$8.4	$9.6

Three months ended June 30, 2022
United States Print and Related Services	$490.6	$158.8	$19.9	$1.6
International	103.3	5.0	6.2	1.3
Total operating segments	593.9	163.8	26.1	2.9
Corporate	—	—	(11.9)	0.3
Total	$593.9	$163.8	$14.2	$3.2

Six months ended June 30, 2023
United States Print and Related Services	$953.8	$292.3	$19.1	$31.1
International	214.0	9.5	16.0	3.6
Total operating segments	1,167.8	301.8	35.1	34.7
Corporate	—	—	(26.6)	0.9
Total	$1,167.8	$301.8	$8.5	$35.6

Six months ended June 30, 2022
United States Print and Related Services	$983.9	$316.6	$31.7	$3.3
International	190.9	10.5	9.9	2.9
Total operating segments	1,174.8	327.1	41.6	6.2
Corporate	—	—	(22.0)	0.6
Total	$1,174.8	$327.1	$19.6	$6.8

Restructuring, impairment and transaction-related charges for the three and six months ended June 30, 2023 and 2022, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In millions, except share and per share data and unless otherwise indicated)
A reconciliation of operating income to earnings (loss) before income taxes as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income	$8.4	$14.2	$8.5	$19.6
Less: interest expense	17.0	10.9	33.3	20.2
Less: net pension income	(0.4)	(3.1)	(0.8)	(6.3)
Earnings (loss) before income taxes	$(8.2)	$6.4	$(24.0)	$5.7

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2022, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2023.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended June 30, 2023, to the three months ended June 30, 2022; and (2) the six months ended June 30, 2023, to the six months ended June 30, 2022. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business.

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

Overview

Business Overview

Quad is a global marketing experience company that gives brands a more streamlined, impactful, flexible and frictionless way to reach their target audience via a uniquely integrated marketing platform. Quad connects every facet of the marketing journey efficiently and at scale through its innovative, data-driven offerings – from strategy and consulting to data and analytics, technology solutions, media services, creative and content solutions, and managed services. Quad provides a better marketing experience for its clients, so they can focus on delivering the best customer experience. Quad employs approximately 15,000 people in 14 countries worldwide and serves more than 2,900 clients across the retail, publishing, consumer packaged goods, financial services, healthcare, insurance and direct-to-consumer industries.

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

To provide ongoing improvement in productivity and, ultimately, maximize operating margins, the Company applies holistic Continuous Improvement and Lean Enterprise methodologies to simplify and streamline processes. These same methodologies are applied to its selling, general and administrative functions to create a truly Lean Enterprise. The Company continually works to lower its cost structure by consolidating its manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics synergies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be a high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt reduction. The Company’s disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk, with the nearest significant debt maturity of $87.7 million occurring in January 2024, and $229.8 million of debt maturities not due until November 2026. The Company had total liquidity of $351.4 million as of June 30, 2023, which consisted of up to $340.1 million of unused capacity under its revolving credit arrangement, which was net of $32.5 million of issued letters of credit, and cash and cash equivalents of $11.3 million. Quad is proud of its strong and trusted banking relationships, which provide the Company with increased financial flexibility to make strategic investments to accelerate its growth and drive profitability as a marketing experience company.

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision-maker of the Company currently manages the business. The Company’s operating and reportable segments, including its product and service offerings, and a “Corporate” category, are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, as well as other commercial and specialty printed products, along with global paper procurement, and marketing and other complementary services, such as data and analytics, technology solutions, media services, creative and content solutions, managed services and execution in non-print channels (e.g., digital and broadcast). This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 84% and 85% of the Company’s consolidated net sales during the three and six months ended June 30, 2023, respectively.

•The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Colombia, Mexico and Peru, as well as investments in printing operations in India. The International segment included printing operations in Argentina until the business was sold in December 2022. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 16% and 15% of the Company’s consolidated net sales during the three and six months ended June 30, 2023, respectively.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations increased by $45.2 million during the six months ended June 30, 2023, primarily due to $45.2 million in purchases of property, plant and equipment.

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

Additionally, rising interest rates, and the increasing cost and availability of raw materials, such as paper, ink, supplies, distribution and labor, have been and are expected to continue to adversely impact the Company’s results of operation. The Company is dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from existing clients. The nationwide shortage of available production personnel may put a strain on the Company’s ability to accept new work from client requests, including during the Company’s seasonally higher second half of the calendar year.

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

Results of Operations for the Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022

Summary Results

The Company’s operating income, operating margin, net earnings (loss) (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the three months ended June 30, 2023, changed from the three months ended June 30, 2022, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the Three Months Ended June 30, 2022	$14.2	1.9%	$5.3	$0.10
Restructuring, impairment and transaction-related charges (1)	(6.4)	(1.0)%	(4.8)	(0.10)
Other operating income elements (2)	0.6	0.3%	0.5	0.03
Operating Income	8.4	1.2%	1.0	0.03
Interest expense (3)	N/A	N/A	(4.6)	(0.11)
Net pension income (4)	N/A	N/A	(2.0)	(0.03)
Income taxes (5)	N/A	N/A	(0.5)	(0.01)

For the Three Months Ended June 30, 2023	$8.4	1.2%	$(6.1)	$(0.12)
______________________________
(1)Restructuring, impairment and transaction-related charges increased $6.4 million ($4.8 million, net of tax), to $9.6 million during the three months ended June 30, 2023, and included the following:

a.A $1.4 million increase in employee termination charges from $0.5 million during the three months ended June 30, 2022, to $1.9 million during the three months ended June 30, 2023;

b.A $1.1 million increase in impairment charges from zero during the three months ended June 30, 2022, to $1.1 million during the three months ended June 30, 2023;

c.A $0.3 million decrease in transaction-related charges from $0.3 million during the three months ended June 30, 2022, to zero during the three months ended June 30, 2023;
d.A $0.5 million increase in integration costs from zero during the three months ended June 30, 2022, to $0.5 million during the three months ended June 30, 2023;

e.A $3.7 million increase in various other restructuring charges from $2.4 million during the three months ended June 30, 2022, to $6.1 million during the three months ended June 30, 2023.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements increased $0.6 million ($0.5 million, net of tax) primarily due to the following: (1) a $3.6 million decrease in selling, general and administrative expenses; (2) a $3.3 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives, partially offset by the impact from the decrease in print product volume.

(3)Interest expense increased $6.1 million ($4.6 million, net of tax) during the three months ended June 30, 2023, to $17.0 million. This change was due to a higher weighted average interest rate and a $0.4 million increase in interest expense related to the interest rate swap, partially offset by lower average debt levels in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

(4)Net pension income decreased $2.7 million ($2.0 million, net of tax) during the three months ended June 30, 2023, to $0.4 million. This was due to the following: (1) a $2.0 million increase from interest cost on pension plan liabilities; (2) a $0.5 million decrease from the expected long-term return on pension plan assets; and (3) amortization of actuarial loss of $0.2 million during the three months ended June 30, 2023 that did not occur during the three months ended June 30, 2022.

(5)The $0.5 million increase in income tax expense as calculated in the following table is primarily due to the following: (1) a $6.2 million increase from valuation allowance reserves; (2) a $1.2 million increase from income tax credits; and (3) a $0.5 million increase in the Company’s liability for unrecognized income tax benefits, partially offset by a $4.4 million decrease from the impact of non-deductible expenses and a $3.7 million decrease from income from foreign branches.

	Three Months Ended June 30,
	2023	2022	$ Change
	(dollars in millions)
Earnings (loss) before income taxes	$(8.2)	$6.4	$(14.6)
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	(2.1)	1.6	(3.7)

Income tax expense (benefit) from the condensed consolidated statements of operations	(2.1)	1.1	(3.2)

Impact of income taxes	$—	$(0.5)	$0.5

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended June 30,
	2023	% of Sales	2022	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$559.9	79.6%	$593.9	78.4%	$(34.0)	(5.7)%
Services	143.2	20.4%	163.8	21.6%	(20.6)	(12.6)%
Total net sales	703.1	100.0%	757.7	100.0%	(54.6)	(7.2)%
Cost of sales:
Products	476.6	67.8%	503.8	66.5%	(27.2)	(5.4)%
Services	93.2	13.3%	114.3	15.1%	(21.1)	(18.5)%
Total cost of sales	569.8	81.1%	618.1	81.6%	(48.3)	(7.8)%
Selling, general & administrative expenses	83.3	11.8%	86.9	11.5%	(3.6)	(4.1)%
Depreciation and amortization	32.0	4.5%	35.3	4.6%	(3.3)	(9.3)%
Restructuring, impairment and transaction-related charges	9.6	1.4%	3.2	0.4%	6.4	200.0%
Total operating expenses	694.7	98.8%	743.5	98.1%	(48.8)	(6.6)%
Operating income	$8.4	1.2%	$14.2	1.9%	$(5.8)	(40.8)%

Net Sales

Product sales decreased $34.0 million, or 5.7%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the following: (1) a $26.3 million decrease from paper sales; (2) a $7.1 million decrease in net sales (which includes $2.3 million in paper sales) due to the divestiture of the Company’s print operations in Argentina; and (3) a $4.2 million decrease in sales in the Company’s print product lines, mainly due to decreased print volumes, partially offset by $3.6 million in favorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $20.6 million, or 12.6%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $18.2 million decrease in logistics sales and a $2.4 million decrease in marketing services and medical services.

Cost of Sales

Cost of product sales decreased $27.2 million, or 5.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the following: (1) a decrease in paper costs; (2) the impact from the divestiture of the Company’s print operations in Argentina; (3) lower print volumes; (4) impacts from improved manufacturing productivity; and (5) other cost reduction initiatives.

Cost of service sales decreased $21.1 million, or 18.5%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to decreased freight costs and other cost reduction initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.6 million, or 4.1%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to $3.3 million in favorable foreign exchange impacts. Selling, general and administrative expenses as a percentage of net sales increased to 11.8% for the three months ended June 30, 2023, compared to 11.5% for the three months ended June 30, 2022.

Depreciation and Amortization

Depreciation and amortization decreased $3.3 million, or 9.3%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to a $2.5 million decrease in depreciation expense, primarily related to property, plant and equipment becoming fully depreciated over the past year, and a $0.8 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $6.4 million, or 200.0%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the following:

	Three Months Ended June 30,
	2023	2022	$ Change
	(dollars in millions)
Employee termination charges	$1.9	$0.5	$1.4
Impairment charges (a)	1.1	—	1.1
Transaction-related charges	—	0.3	(0.3)
Integration costs	0.5	—	0.5
Other restructuring charges
Vacant facility carrying costs and lease exit charges	5.5	1.1	4.4
Equipment and infrastructure removal costs	0.2	—	0.2
Other restructuring activities (b)	0.4	1.3	(0.9)
Other restructuring charges	6.1	2.4	3.7
Total restructuring, impairment and transaction-related charges	$9.6	$3.2	$6.4
______________________________
(a)Includes $1.1 million of impairment charges for property no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, during the three months ended June 30, 2023. There were no impairment charges during the three months ended June 30, 2022.
(b)Includes $0.9 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the three months ended June 30, 2022. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

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

EBITDA and EBITDA margin for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, were as follows:

	Three Months Ended June 30,
	2023	% of Net Sales	2022	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$40.8	5.8%	$52.6	6.9%

EBITDA decreased $11.8 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to $6.4 million of increased restructuring, impairment and transaction-related charges and impacts from lower logistics and print volumes, partially offset by impacts from improved manufacturing productivity and savings from other cost reduction initiatives.

A reconciliation of EBITDA to net earnings (loss) for the three months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,
	2023	2022
	(dollars in millions)
Net earnings (loss) (1)	$(6.1)	$5.3
Interest expense	17.0	10.9
Income tax expense (benefit)	(2.1)	1.1
Depreciation and amortization	32.0	35.3
EBITDA (non-GAAP)	$40.8	$52.6
______________________________
(1)Net earnings (loss) included the following:
a.Restructuring, impairment and transaction-related charges of $9.6 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$449.3	$490.6	$(41.3)	(8.4)%
Services	139.2	158.8	(19.6)	(12.3)%
Operating income (including restructuring, impairment and transaction-related charges)	11.8	19.9	(8.1)	(40.7)%
Operating margin	2.0%	3.1%	N/A	N/A
Restructuring, impairment and transaction-related charges	$8.6	$1.6	$7.0	nm

Net Sales

Product sales for the United States Print and Related Services segment decreased $41.3 million, or 8.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $21.2 million decrease in sales in the Company’s print product lines due to decreased print volumes and a $20.1 million decrease from paper sales.

Service sales for the United States Print and Related Services segment decreased $19.6 million, or 12.3%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $16.8 million decrease in logistics sales and a $2.8 million decrease in marketing services and medical services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $8.1 million, or 40.7%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $7.0 million increase in restructuring, impairment and transaction-related charges and the impact from a decrease in print volumes, partially offset by the following: (1) a $3.2 million decrease in depreciation and amortization expense; (2) impacts from improved manufacturing productivity; and (3) savings from other cost reduction initiatives.

Operating margin for the United States Print and Related Services segment decreased to 2.0% for the three months ended June 30, 2023, from 3.1% for the three months ended June 30, 2022, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment increased $7.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the following:

	Three Months Ended June 30,
	2023	2022	$ Change
	(dollars in millions)
Employee termination charges	$1.8	$0.3	$1.5
Impairment charges (a)	1.1	—	1.1
Other restructuring charges	5.7	1.3	4.4
Total restructuring, impairment and transaction-related charges	$8.6	$1.6	$7.0
______________________________
(a)Includes $1.1 million of impairment charges for property no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, during the three months ended June 30, 2023. There were no impairment charges during the three months ended June 30, 2022.

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability within the International segment:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$110.6	$103.3	$7.3	7.1%
Services	4.0	5.0	(1.0)	(20.0)%
Operating income (including restructuring, impairment and transaction-related charges)	8.3	6.2	2.1	33.9%
Operating margin	7.2%	5.7%	N/A	N/A
Restructuring, impairment and transaction-related charges	$1.0	$1.3	$(0.3)	(23.1)%

Net Sales

Product sales for the International segment increased $7.3 million, or 7.1%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $17.0 million increase in print product volume and pricing, mainly in Mexico, and $3.6 million in favorable foreign exchange impacts, primarily in Mexico, partially offset by a $7.1 million decrease in net sales (which includes $2.3 million in paper sales) due to the divestiture of the Company’s print operations in Argentina and a $6.2 million decrease in paper sales.

Service sales for the International segment decreased $1.0 million, or 20.0%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a decrease in logistics sales.

Operating Income

Operating income for the International segment increased $2.1 million, or 33.9%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $1.8 million increase in operating income, mainly in Mexico and Colombia, and a $0.3 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment decreased $0.3 million, or 23.1%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the following:

	Three Months Ended June 30,
	2023	2022	$ Change
	(dollars in millions)
Employee termination charges	$0.1	$0.2	$(0.1)
Integration costs	0.5	—	0.5
Other restructuring charges (a)	0.4	1.1	(0.7)
Total restructuring, impairment and transaction-related charges	$1.0	$1.3	$(0.3)
______________________________
(a)Includes $0.9 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the three months ended June 30, 2022. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges)	$11.7	$11.9	$(0.2)	(1.7)%
Restructuring, impairment and transaction-related charges	—	0.3	(0.3)	nm

Operating Expenses

Corporate operating expenses decreased $0.2 million, or 1.7%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $0.3 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges were zero during the three months ended June 30, 2023. There were $0.3 million Corporate restructuring, impairment and transaction-related charges recognized during the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022

Summary Results

The Company’s operating income, operating margin, net earnings (loss) (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the six months ended June 30, 2023, changed from the six months ended June 30, 2022, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the six months ended June 30, 2022	$19.6	1.3%	$4.3	$0.08
Restructuring, impairment and transaction-related charges (1)	(28.8)	(1.9)%	(21.6)	(0.44)
Other operating income elements (2)	17.7	1.2%	13.3	0.31
Operating Income	8.5	0.6%	(4.0)	(0.05)
Interest expense (3)	N/A	N/A	(9.9)	(0.23)
Net pension income (4)	N/A	N/A	(4.1)	(0.08)
Income taxes (5)	N/A	N/A	(12.7)	(0.26)
For the six months ended June 30, 2023	$8.5	0.6%	$(30.7)	$(0.62)
______________________________
(1)Restructuring, impairment and transaction-related charges increased $28.8 million ($21.6 million, net of tax), to $35.6 million during the six months ended June 30, 2023, and included the following:

a.A $13.4 million increase in employee termination charges from $1.6 million during the six months ended June 30, 2022, to $15.0 million during the six months ended June 30, 2023;

b.A $10.5 million increase in impairment charges from $0.1 million during the six months ended June 30, 2022, to $10.6 million during the six months ended June 30, 2023;

c.A $0.1 million increase in transaction-related charges from $0.5 million during the six months ended June 30, 2022, to $0.6 million during the six months ended June 30, 2023;

d.A $1.0 million increase in integration costs from zero during the six months ended June 30, 2022, to $1.0 million during the six months ended June 30, 2023;

e.A $3.8 million increase in various other restructuring charges from $4.6 million during the six months ended June 30, 2022, to $8.4 million during the six months ended June 30, 2023.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements increased $17.7 million ($13.3 million, net of tax impact) during the six months ended June 30, 2023, primarily due to the following: (1) the impact from print product pricing; (2) a $6.1 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives, partially offset by a $6.5 million increase in selling, general and administrative expenses.

(3)Interest expense increased $13.1 million ($9.9 million, net of tax) during the six months ended June 30, 2023, to $33.3 million. This was primarily due to higher weighted average interest rates on borrowings and a $3.5 million increase in interest expense related to the interest rate swap, partially offset by lower average debt levels in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

(4)Net pension income decreased $5.5 million ($4.1 million, net of tax) during the six months ended June 30, 2023, to $0.8 million. This was due to the following: (1) a $4.0 million increase from interest cost on pension plan liabilities; (2) a $1.1 million decrease from the expected long-term return on pension plan assets; and (3) amortization of actuarial loss of $0.4 million during the six months ended June 30, 2023 that did not occur in 2022.

(5)The $12.7 million increase in income tax expense as calculated in the following table is primarily due to the following: (1) a $9.0 million increase from valuation allowance reserves; (2) a $2.1 million increase from the impact of non-deductible expenses; and (3) a $1.2 million increase in the Company’s liability for audit assessments and unrecognized tax benefits.

	Six Months Ended June 30,
	2023	2022	$ Change
	(dollars in millions)
Earnings (loss) before income taxes	$(24.0)	$5.7	$(29.7)
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	(6.0)	1.4	(7.4)

Income tax expense from the condensed consolidated statements of operations	6.7	1.4	5.3

Impact of income taxes	$12.7	$—	$12.7

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Six Months Ended June 30,
	2023	% of Sales	2022	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$1,167.8	79.5%	$1,174.8	78.2%	$(7.0)	(0.6)%
Services	301.8	20.5%	327.1	21.8%	(25.3)	(7.7)%
Total net sales	1,469.6	100.0%	1,501.9	100.0%	(32.3)	(2.2)%
Cost of sales:
Products	992.7	67.5%	1,006.9	67.0%	(14.2)	(1.4)%
Services	194.6	13.2%	230.8	15.4%	(36.2)	(15.7)%
Total cost of sales	1,187.3	80.7%	1,237.7	82.4%	(50.4)	(4.1)%
Selling, general & administrative expenses	172.5	11.7%	166.0	11.1%	6.5	3.9%
Depreciation and amortization	65.7	4.5%	71.8	4.8%	(6.1)	(8.5)%
Restructuring, impairment and transaction-related charges	35.6	2.5%	6.8	0.4%	28.8	nm
Total operating expenses	1,461.1	99.4%	1,482.3	98.7%	(21.2)	(1.4)%
Operating income	$8.5	0.6%	$19.6	1.3%	$(11.1)	(56.6)%

Net Sales

Product sales decreased $7.0 million, or 0.6%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $15.0 million decrease from paper sales and a $12.7 million decrease in net sales (which includes $4.0 million in paper sales) due to the divestiture of the Company’s print operations in Argentina, partially offset by a $15.9 million increase in sales in the Company’s print product lines, primarily due to increased print product pricing, and $4.8 million in favorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $25.3 million, or 7.7%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $25.0 million decrease in logistics sales from lower volumes and a $0.3 million decrease in marketing services and medical services.

Cost of Sales

Cost of product sales decreased $14.2 million, or 1.4%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the following: (1) a decrease in paper costs; (2) the impact from the divestiture of the Company’s print operations in Argentina; (3) impacts from improved manufacturing productivity; and (4) other cost reduction initiatives.

Cost of service sales decreased $36.2 million, or 15.7%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to decreased freight costs and other cost reduction initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.5 million, or 3.9%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $9.0 million increase in employee-related costs, partially offset by $2.7 million in favorable foreign exchange impacts. Selling, general and administrative expenses as a percentage of net sales increased to 11.7% for the six months ended June 30, 2023, compared to 11.1% for the six months ended June 30, 2022.

Depreciation and Amortization

Depreciation and amortization decreased $6.1 million, or 8.5%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to a $5.1 million decrease in depreciation expense, primarily from property, plant and equipment becoming fully depreciated over the past year, and a $1.0 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $28.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the following:

	Six Months Ended June 30,
	2023	2022	$ Change
	(dollars in millions)
Employee termination charges	$15.0	$1.6	$13.4
Impairment charges (a)	10.6	0.1	10.5
Transaction-related charges	0.6	0.5	0.1
Integration costs	1.0	—	1.0
Other restructuring charges
Vacant facility carrying costs and lease exit charges	7.4	2.1	5.3
Equipment and infrastructure removal costs	0.5	—	0.5
Other restructuring activities (b)	0.5	2.5	(2.0)
Other restructuring charges	8.4	4.6	3.8
Total restructuring, impairment and transaction-related charges	$35.6	$6.8	$28.8
______________________________
(a)Includes $10.6 million and $0.1 million of impairment charges for machinery, equipment and property no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, during the six months ended June 30, 2023 and 2022, respectively.
(b)Includes $1.7 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the six months ended June 30, 2022. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

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

EBITDA and EBITDA margin for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, were as follows:

	Six Months Ended June 30,
	2023	% of Net Sales	2022	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$75.0	5.1%	$97.7	6.5%

EBITDA decreased $22.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to $28.8 million of increased restructuring, impairment and transaction-related charges, partially offset by the following: (1) an increase in print product pricing; (2) impacts from improved manufacturing productivity; and (3) savings from other cost reduction initiatives.

A reconciliation of EBITDA to net earnings (loss) for the six months ended June 30, 2023 and 2022, was as follows:

	Six Months Ended June 30,
	2023	2022
	(dollars in millions)
Net earnings (loss) (1)	$(30.7)	$4.3
Interest expense	33.3	20.2
Income tax expense	6.7	1.4
Depreciation and amortization	65.7	71.8
EBITDA (non-GAAP)	$75.0	$97.7
______________________________
(1)Net earnings (loss) included the following:
a.Restructuring, impairment and transaction-related charges of $35.6 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$953.8	$983.9	$(30.1)	(3.1)%
Services	292.3	316.6	(24.3)	(7.7)%
Operating income (including restructuring, impairment and transaction-related charges)	19.1	31.7	(12.6)	(39.7)%
Operating margin	1.5%	2.4%	N/A	N/A
Restructuring, impairment and transaction-related charges	$31.1	$3.3	$27.8	nm

Net Sales

Product sales for the United States Print and Related Services segment decreased $30.1 million, or 3.1%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $20.2 million decrease in paper sales and a $9.9 million decrease in sales in the Company’s print product lines, primarily due to decreased print volumes.

Service sales for the United States Print and Related Services segment decreased $24.3 million, or 7.7%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $23.4 million decrease in logistics sales from lower volumes and a $0.9 million decrease in marketing services and medical services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $12.6 million, or 39.7%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $27.8 million increase in restructuring, impairment and transaction-related charges, partially offset by the following: (1) the impact from an increase in print product pricing; (2) a $5.4 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives.

The operating margin for the United States Print and Related Services segment decreased to 1.5% for the six months ended June 30, 2023, compared to 2.4% for the six months ended June 30, 2022, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment increased $27.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the following:

	Six Months Ended June 30,
	2023	2022	$ Change
	(dollars in millions)
Employee termination charges	$14.6	$0.8	$13.8
Impairment charges (a)	8.6	0.1	8.5
Other restructuring charges	7.9	2.4	5.5
Total restructuring, impairment and transaction-related charges	$31.1	$3.3	$27.8
______________________________
(a)Includes $8.6 million and $0.1 million of impairment charges for machinery, equipment and property no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, during the six months ended June 30, 2023 and 2022, respectively.

International

The following table summarizes net sales, operating income, operating margin, certain items impacting comparability within the International segment:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$214.0	$190.9	$23.1	12.1%
Services	9.5	10.5	(1.0)	(9.5)%
Operating income (including restructuring, impairment and transaction-related charges)	16.0	9.9	6.1	61.6%
Operating margin	7.2%	4.9%	N/A	N/A
Restructuring, impairment and transaction-related charges	$3.6	$2.9	$0.7	24.1%

Net Sales

Product sales for the International segment increased $23.1 million, or 12.1%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to the following: (1) a $25.8 million increase in print volume, primarily in Mexico and Peru; (2) a $5.2 million increase in paper sales; and (3) $4.8 million in favorable foreign exchange impacts, primarily in Mexico; partially offset by a $12.7 million decrease in net sales (which includes $4.0 million of paper sales) due to the divestiture of the Company’s print operations in Argentina.

Service sales for the International segment decreased $1.0 million, or 9.5%, for the six months ended June 30, 2023, when compared to the six months ended June 30, 2022, primarily due to a decrease in logistics sales.

Operating Income

Operating income for the International segment increased $6.1 million, or 61.6%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $6.8 million increase in operating income from increased print product volume and pricing, primarily in Mexico, and cost saving initiatives, partially offset by a $0.7 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment increased $0.7 million, or 24.1%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the following:

	Six Months Ended June 30,
	2023	2022	$ Change
	(dollars in millions)
Employee termination charges	$0.1	$0.8	$(0.7)
Impairment charges (a)	2.0	—	2.0
Integration costs	1.0	—	1.0
Other restructuring charges (b)	0.5	2.1	(1.6)
Total restructuring, impairment and transaction-related charges	$3.6	$2.9	$0.7
______________________________
(a)Includes $2.0 million of impairment charges for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, during the six months ended June 30, 2023. There were no impairment charges during six months ended June 30, 2022.
(b)Includes $1.7 million in charges from foreign currency losses as a result of the economy in Argentina being classified as highly inflationary during the six months ended June 30, 2022. The Company has considered the economy in Argentina to be highly inflationary since June 30, 2018.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges)	$26.6	$22.0	$4.6	20.9%
Restructuring, impairment and transaction-related charges	0.9	0.6	0.3	50.0%

Operating Expenses

Corporate operating expenses increased $4.6 million, or 20.9%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $3.2 million increase in employee-related costs and a $0.3 million increase in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges increased $0.3 million, or 50.0%, for the six months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the following:

	Six Months Ended June 30,
	2023	2022	$ Change
	(dollars in millions)
Employee termination charges	$0.3	$—	$0.3
Transaction-related charges	0.6	0.5	0.1
Other restructuring charges	—	0.1	(0.1)
Total restructuring, impairment and transaction-related charges	$0.9	$0.6	$0.3

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $351.4 million as of June 30, 2023, which consisted of up to $340.1 million of unused capacity under its revolving credit agreement, which was net of $32.5 million of issued letters of credit, and $11.3 million in cash and cash equivalents. This is under the most restrictive liquidity measure currently applicable under the credit agreement. There were $59.9 million of borrowings under the $432.5 million revolving credit facility as of June 30, 2023.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements for both the next 12 months and beyond.

Net Cash Provided by (Used in) Operating Activities

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Net cash provided by operating activities increased $23.8 million, from $23.5 million used in operating activities for the six months ended June 30, 2022, to $0.3 million provided by operating activities for the six months ended June 30, 2023. This increase was due to a $52.6 million increase in cash flows provided by changes in operating assets and liabilities, partially offset by a $28.8 million decrease in cash from earnings.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Net cash used in investing activities increased $11.5 million, from $31.2 million for the six months ended June 30, 2022, to $42.7 million for the six months ended June 30, 2023. The increase was primarily due to a $11.7 million increase in purchases of property, plant and equipment and a $6.3 million increase in cash used in other investing activities. These increases were partially offset by a $4.3 million increase in proceeds from the sale of property, plant, and equipment and a $2.2 million decrease in cost investment in unconsolidated entities.

Net Cash Provided by (Used in) Financing Activities

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Net cash provided by financing activities increased $141.5 million, from $113.2 million used in financing activities for the six months ended June 30, 2022, to $28.3 million provided by financing activities for the six months ended June 30, 2023. The increase was primarily due to the following: (1) a $143.5 million increase in net borrowings of debt and lease obligations; (2) a $1.3 million decrease in the payment of accrued dividends from vested equity awards; and (3) a $0.8 million decrease in equity awards redeemed to pay employees’ tax obligations. These increases were partially offset by a $4.1 million increase in the purchase of treasury stock.

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

Free Cash Flow for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was as follows:

	Six Months Ended June 30,
	2023	2022
	(dollars in millions)
Net cash provided by (used in) operating activities	$0.3	$(23.5)

Less: purchases of property, plant and equipment	45.2	33.5

Free Cash Flow (non-GAAP)	$(44.9)	$(57.0)

Free Cash Flow increased $12.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $23.8 million increase in net cash provided by operating activities, partially offset by a $11.7 million increase in capital expenditures. See the “Net Cash Provided by (Used in) Operating Activities” section above for further explanations of the change in operating cash flows and the “Net Cash Used in Investing Activities” section above for further explanations of the changes in purchases of property, plant and equipment.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and finance lease obligations less cash and cash equivalents (Net Debt) divided by the trailing twelve months Adjusted EBITDA, comprised of the sum of the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) to EBITDA in the “Results of Operations” section above) and restructuring, impairment and transaction-related charges.

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

The Debt Leverage Ratio at June 30, 2023, and December 31, 2022, was as follows:

	June 30, 2023		December 31, 2022
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$615.4		$570.2
Less: Cash and cash equivalents	11.3		25.2
Net Debt (non-GAAP)	$604.1		$545.0

Divided by: Adjusted EBITDA (non-GAAP)	258.3		$252.2

Debt Leverage Ratio—Net Debt (non-GAAP)	2.34	x	2.16	x

The calculation of Adjusted EBITDA for the trailing twelve months ended June 30, 2023, and December 31, 2022, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Six Months Ended
	December 31, 2022 (1)	June 30, 2023	June 30, 2022	June 30, 2023
Net earnings (loss)	$9.3	$(30.7)	$4.3	$(25.7)
Interest expense	48.4	33.3	20.2	61.5
Income tax expense	8.4	6.7	1.4	13.7
Depreciation and amortization	141.3	65.7	71.8	135.2
EBITDA (non-GAAP)	$207.4	$75.0	$97.7	$184.7
Restructuring, impairment and transaction-related charges	44.8	35.6	6.8	73.6
Adjusted EBITDA (non-GAAP)	$252.2	$110.6	$104.5	$258.3
______________________________
(1)Financial information for the year ended December 31, 2022, is included as reported in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 27, 2023.

The Debt Leverage Ratio at June 30, 2023, increased 0.18x, compared to December 31, 2022, primarily due to a $59.1 million increase in Net Debt, partially offset by a $6.1 million increase in trailing twelve months Adjusted EBITDA. The Debt Leverage Ratio at June 30, 2023, is within management’s desired target Debt Leverage Ratio range of 2.0x to 2.5x; however, the Company will operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Debt Obligations

As of June 30, 2023, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility ($59.9 million outstanding as of June 30, 2023); and

◦Term Loan A ($536.9 million outstanding as of June 30, 2023);

•Master Note and Security Agreement ($2.5 million outstanding as of June 30, 2023).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of June 30, 2023:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended June 30, 2023, the Company’s Total Leverage Ratio was 2.34 to 1.00).

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

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed (a) 3.50 to 1.00 for any fiscal quarter ending prior to December 31, 2023, and (b) 3.25 to 1.00 for any fiscal quarter ending on or after December 31, 2023 (other than, in the case of this clause (b), any fiscal quarter ending September 30 of any year, each of which shall be subject to a maximum Senior Secured Leverage Ratio not to exceed 3.50 to 1.00) (for the twelve months ended June 30, 2023, the Company’s Senior Secured Leverage Ratio was 2.32 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended June 30, 2023, the Company’s Interest Coverage Ratio was 5.27 to 1.00).

The Company was in compliance with all financial covenants in its debt agreements as of June 30, 2023. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of June 30, 2023, was 2.34 to 1.00, the limitations described above are not currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are not currently applicable, as the Company’s Senior Secured Leverage Ratio was 2.32 to 1.00 and the Total Net Leverage Ratio was 2.33 to 1.00, as of June 30, 2023.

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

During the three months ended June 30, 2023, the Company repurchased 1,343,777 shares of its Class A common stock at a weighted average price of $3.55 per share for a total purchase price of $4.7 million. During the six months ended June 30, 2023, the Company repurchased 1,408,048 shares of its Class A common stock at a weighted average price of $3.57 per share for a total purchase price of $5.0 million. During the three and six months ended June 30, 2022, the company repurchased 290,123 shares of its Class A common stock at a weighted average price of $3.05 per share for a total purchase price of $0.9 million. As of June 30, 2023, there were $85.0 million of authorized repurchases remaining under the program.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Quarterly Report on Form 10-Q.

Contractual Obligations

As of June 30, 2023, the Company’s contractual obligations have not changed materially from that listed in the “Contractual Obligations and Other Commitments” table and related notes to the table listed in the Company’s Annual Report on Form 10-K filed on February 27, 2023.

New Accounting Pronouncements

As of June 30, 2023, there have been no new accounting pronouncements requiring disclosure within the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at June 30, 2023, was primarily comprised of $536.9 million outstanding on the Term Loan A. As of June 30, 2023, there was also $59.9 million outstanding on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into a $130.0 million interest rate swap in March 2019, and two $75.0 million interest rate collars in February 2023, and has classified $280.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $280.0 million interest rate hedges of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $319.5 million at a current weighted average interest rate of 7.3% and fixed rate debt and finance leases outstanding of $295.9 million at a current weighted average interest rate of 6.1% as of June 30, 2023. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at June 30, 2023, by approximately $0.1 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s condensed consolidated balance sheets. As of June 30, 2023, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $98.9 million. The potential decrease in net current assets as of June 30, 2023, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $9.9 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $27.3 million as of June 30, 2023, and $26.4 million as of December 31, 2022.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three and six months ended June 30, 2023, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended June 30, 2023, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2023 to April 30, 2023	—	—	—	$89,805,953
May 1, 2023 to May 31, 2023	412,731	3.27	412,731	88,454,515
June 1, 2023 to June 30, 2023	931,046	3.67	931,046	85,036,595
Total	1,343,777		1,343,777
_____________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were 1,343,777 and 1,408,048 shares repurchased during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, there were $85.0 million of authorized repurchases remaining under the program.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 5.    Other Information

(a)None.

(b)None.

(c)Not applicable.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3)
Amended Bylaws of Quad/Graphics, Inc., as amended through May 22, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 22, 2023 and filed on May 25, 2023).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	August 2, 2023	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ Anthony C. Staniak
Anthony C. Staniak
Chief Financial Officer
(Principal Financial Officer)