Form 10-Q
period 2024-03-31
Quad/Graphics, Inc.
filed 2024-05-01
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of April 26, 2024
Class A Common Stock	38,676,227
Class B Common Stock	13,261,983
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2024

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net sales
Products	$507.2	$607.9
Services	147.6	158.6
Total net sales	654.8	766.5
Cost of sales
Products	426.5	516.1
Services	94.8	101.4
Total cost of sales	521.3	617.5
Operating expenses
Selling, general and administrative expenses	83.1	89.2
Depreciation and amortization	28.6	33.7
Restructuring, impairment and transaction-related charges	32.5	26.0
Total operating expenses	665.5	766.4
Operating income (loss)	(10.7)	0.1
Interest expense	15.2	16.3
Net pension income	(0.2)	(0.4)
Loss before income taxes	(25.7)	(15.8)
Income tax expense	2.4	8.8
Net loss	$(28.1)	$(24.6)

Loss per share
Basic and diluted	$(0.60)	$(0.50)

Weighted average number of common shares outstanding
Basic and diluted	47.2	49.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net loss	$(28.1)	$(24.6)

Other comprehensive income
Translation adjustments	(0.4)	6.5
Interest rate derivatives adjustments	1.1	0.8
Pension benefit plan adjustments	0.3	0.1
Other comprehensive income, before tax	1.0	7.4

Income tax impact related to items of other comprehensive income	(0.3)	(0.2)

Other comprehensive income, net of tax	0.7	7.2

Comprehensive loss	$(27.4)	$(17.4)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(UNAUDITED) March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$10.2	$52.9
Receivables, less allowances for credit losses of $25.5 million at March 31, 2024, and $25.7 million at December 31, 2023	302.7	316.2
Inventories	180.6	178.8
Prepaid expenses and other current assets	56.3	39.8
Total current assets	549.8	587.7
Property, plant and equipment—net	601.8	620.6
Operating lease right-of-use assets—net	91.8	96.6
Goodwill	100.3	103.0
Other intangible assets—net	17.7	21.8
Other long-term assets	62.3	80.0
Total assets	$1,423.7	$1,509.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$359.8	$373.6
Other current liabilities	174.0	237.6
Short-term debt and current portion of long-term debt	71.5	151.7
Current portion of finance lease obligations	2.4	2.5
Current portion of operating lease obligations	23.6	25.4
Total current liabilities	631.3	790.8
Long-term debt	473.9	362.5
Finance lease obligations	6.0	6.0
Operating lease obligations	74.6	77.2
Deferred income taxes	5.9	5.1
Other long-term liabilities	142.8	148.6
Total liabilities	1,334.5	1,390.2
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	838.0	842.7
Treasury stock, at cost	(28.7)	(33.1)
Accumulated deficit	(604.6)	(573.9)
Accumulated other comprehensive loss	(116.9)	(117.6)
Total shareholders’ equity	89.2	119.5
Total liabilities and shareholders’ equity	$1,423.7	$1,509.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(28.1)	$(24.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28.6	33.7
Impairment charges	12.6	9.5
Amortization of debt issuance costs and original issue discount	0.3	0.5
Stock-based compensation	1.8	1.0
Gain on the sale or disposal of property, plant and equipment, net	(0.9)	(0.1)
Deferred income taxes	0.3	10.3
Changes in operating assets and liabilities	(66.8)	(80.9)
Net cash used in operating activities	(52.2)	(50.6)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17.9)	(28.7)
Cost investment in unconsolidated entities	(0.2)	(0.3)
Proceeds from the sale of property, plant and equipment	1.7	7.1
Other investing activities	0.5	(4.5)
Net cash used in investing activities	(15.9)	(26.4)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	52.8	—
Payments of current and long-term debt	(101.0)	(7.4)
Payments of finance lease obligations	(0.8)	(0.3)
Borrowings on revolving credit facilities	468.3	413.8
Payments on revolving credit facilities	(389.1)	(343.5)
Purchases of treasury stock	—	(0.3)
Equity awards redeemed to pay employees’ tax obligations	(2.1)	(1.7)
Payment of cash dividends	(2.4)	(0.1)
Other financing activities	(0.2)	(0.2)
Net cash provided by financing activities	25.5	60.3

Effect of exchange rates on cash and cash equivalents	(0.1)	0.2
Net decrease in cash and cash equivalents	(42.7)	(16.5)
Cash and cash equivalents at beginning of period	52.9	25.2
Cash and cash equivalents at end of period	$10.2	$8.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	56.6	$1.4	$842.7	(5.6)	$(33.1)	$(573.9)	$(117.6)	$119.5
Net loss	—	—	—	—	—	(28.1)	—	(28.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.9	0.9
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.05 per common share)	—	—	—	—	—	(2.6)	—	(2.6)
Stock-based compensation	—	—	1.8	—	—	—	—	1.8
Conversion of class B shares	(0.3)	—	(1.3)	0.3	1.3	—	—	—
Issuance of share-based awards, net of other activity	—	—	(5.2)	1.3	5.2	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(2.1)	—	—	(2.1)
Balance at March 31, 2024	56.3	$1.4	$838.0	(4.3)	$(28.7)	$(604.6)	$(116.9)	$89.2

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	56.6	$1.4	$841.8	(3.9)	$(23.5)	$(518.5)	$(128.3)	$172.9
Net loss	—	—	—	—	—	(24.6)	—	(24.6)
Foreign currency translation adjustments	—	—	—	—	—	—	6.5	6.5
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.6	0.6
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	1.0	—	—	—	—	1.0
Purchases of treasury stock	—	—	—	(0.1)	(0.3)	—	—	(0.3)
Issuance of share-based awards, net of other activity	—	—	(4.3)	1.4	4.3	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(1.7)	—	—	(1.7)
Balance at March 31, 2023	56.6	$1.4	$838.5	(2.9)	$(21.2)	$(543.1)	$(121.1)	$154.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the “Company” or “Quad”) have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2023, and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 22, 2024.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three months ended March 31, 2024 and 2023. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following tables provide information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three months ended March 31, 2024 and 2023:

	United States Print and Related Services	International	Total
Three months ended March 31, 2024
Catalog, publications, retail inserts and directories	$312.2	$48.2	$360.4
Direct mail and other printed products	121.7	23.1	144.8
Other	2.0	—	2.0
Total products	435.9	71.3	507.2
Logistics services	63.2	4.3	67.5
Marketing services and medical services	79.8	0.3	80.1
Total services	143.0	4.6	147.6
Total net sales	$578.9	$75.9	$654.8

Three months ended March 31, 2023
Catalog, publications, retail inserts and directories	$360.9	$57.3	$418.2
Direct mail and other printed products	142.0	45.9	187.9
Other	1.6	0.2	1.8
Total products	504.5	103.4	607.9
Logistics services	64.4	5.1	69.5
Marketing services and medical services	88.7	0.4	89.1
Total services	153.1	5.5	158.6
Total net sales	$657.6	$108.9	$766.5

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
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with Accounting Standards Codification 606 — Revenue from Contracts with Customers, the Company defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the three months ended March 31, 2024, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2023	$1.8
Amortization of costs to obtain contracts	(0.2)
Balance at March 31, 2024	$1.6

Note 3. Restructuring, Impairment and Transaction-Related Charges

The Company recorded restructuring, impairment and transaction-related charges for the three months ended March 31, 2024 and 2023, as follows:

	Three Months Ended March 31,
	2024	2023
Employee termination charges	$13.7	$13.1
Impairment charges	12.6	9.5
Transaction-related charges	0.5	0.6
Integration costs	0.1	0.5
Other restructuring charges	5.6	2.3
Total	$32.5	$26.0

The costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges. See Note 16, “Segment Information,” for restructuring, impairment and transaction-related charges by segment.

Restructuring Charges

The Company has a restructuring program related to eliminating excess manufacturing capacity and properly aligning its cost structure. The Company classifies the following charges as restructuring:
•Employee termination charges are incurred when the Company reduces its workforce through facility consolidations and separation programs.
•Integration costs are incurred primarily for the integration of acquired companies.
•Other restructuring charges consisted of the following during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Vacant facility carrying costs and lease exit charges	$4.3	$1.9
Equipment and infrastructure removal costs	1.1	0.3
Other restructuring activities	0.2	0.1
Other restructuring charges	$5.6	$2.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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

Impairment Charges

The Company recognized impairment charges of $12.6 million during the three months ended March 31, 2024, which consisted of $10.8 million for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $1.8 million for operating lease right-of-use assets.

The Company recognized impairment charges of $9.5 million during the three months ended March 31, 2023, which consisted primarily of certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 10, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs) and were estimated based on broker quotes, internal expertise related to current marketplace conditions and estimated future discounted cash flows. These assets were adjusted to their estimated fair values at the time of impairment. If estimated fair values subsequently decline, the carrying values of the assets are adjusted accordingly.

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.5 million and $0.6 million were recorded during the three months ended March 31, 2024 and 2023, respectively.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the three months ended March 31, 2024, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2023	$17.6	$—	$2.5	$—	$11.8	$31.9
Expense, net	13.7	12.6	0.5	0.1	5.6	32.5
Cash payments, net	(12.0)	—	(2.2)	(0.1)	(6.2)	(20.5)
Non-cash adjustments/reclassifications	—	(12.6)	—	—	0.3	(12.3)
Balance at March 31, 2024	$19.3	$—	$0.8	$—	$11.5	$31.6

The Company’s restructuring reserves at March 31, 2024, included a short-term and a long-term component. The short-term portion included $22.9 million in other current liabilities and $0.6 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $8.1 million is included in other long-term liabilities in the condensed consolidated balance sheets.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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

The Company recorded preliminary goodwill within the United States Print and Related Services segment related to the acquisition of DART Innovation (“DART”), an in-store digital media solutions provider, completed during the fourth quarter of 2023. The amount of preliminary goodwill is subject to the completion of the final valuation of the net assets acquired in the acquisition. Activity impacting goodwill for the three months ended March 31, 2024, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2023	$103.0	$—	$103.0
DART acquisition	(2.7)	—	(2.7)
Balance at March 31, 2024	$100.3	$—	$100.3

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

The Company has recorded credit loss expense of $0.1 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Activity impacting the allowance for credit losses for the three months ended March 31, 2024, was as follows:

Allowance for Credit Losses
Balance at December 31, 2023	$25.7
Provisions	0.1
Write-offs	(0.3)
Balance at March 31, 2024	$25.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
Note 6. Inventories

The components of inventories at March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
Raw materials and manufacturing supplies	$105.9	$102.7
Work in process	38.6	30.1
Finished goods	36.1	46.0
Total	$180.6	$178.8

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

Note 8. Debt

Senior Secured Credit Facility

The Company completed the seventh amendment to its Senior Secured Credit Facility on January 24, 2023, which transitioned the Company’s reference rate from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) effective February 1, 2023. The Company elected the practical expedient outlined in Accounting Standards Update (“ASU”) 2020-04 and ASU 2021-01 which allowed the Company to prospectively adjust the effective interest rate after the reference rate change. The transition from LIBOR to SOFR did not have a material impact on the condensed consolidated financial statements.

The Company completed the eighth amendment to its Senior Secured Credit Facility on January 4, 2024, which added an additional $25.0 million principal value to the Term Loan A (under the portion maturing on November 2, 2026). On January 31, 2024, the Company used liquidity available under its revolving credit facility and available cash on hand to fund the repayment on maturity of $87.7 million aggregate principal amount, outstanding at the time, of its Term Loan A. Additionally, due to a portion of the revolving credit facility maturing on January 31, 2024, the total capacity under the revolving credit facility was reduced to $342.5 million as of this date.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
Press Financing Arrangements

During the three months ended March 31, 2024, the Company entered into two press financing arrangements. The first arrangement of $13.8 million bears interest at a fixed rate of 8.31%, maturing in 2028. The second arrangement of $14.0 million bears interest at a current weighted average variable rate of 9.27%, maturing in 2028. Payments are made monthly on both arrangements.

Note 9. Income Taxes

The Company records income tax expense on an interim basis. For the three months ended March 31, 2024, the Company’s income tax expense was recorded using an actual effective income tax rate for the year-to-date period. Based on the Company’s current operating results, the Company believes the actual effective tax rate for the year-to-date period is the best estimate of the annual effective tax rate. The actual effective income tax rate differs from the statutory tax rate primarily due to net increases in valuation allowance reserves, non-deductible expenses and global intangible low taxed income (“GILTI”) from foreign controlled corporations.

For the three months ended March 31, 2023, the Company used an estimated annual effective income tax rate to record its income tax expense. The estimated annual effective income tax rate differs from the statutory tax rate primarily due to estimated non-deductible expenses, income from foreign branches and net increases in valuation allowance reserves.

The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of March 31, 2024, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of March 31, 2024, was $16.9 million, an increase of $0.2 million from $16.7 million as of December 31, 2023. The Company anticipates a $6.7 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations, of which $0.1 million would impact the Company’s effective tax rate.

Note 10. Financial Instruments and Fair Value Measurements

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

Level 3:    Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of March 31, 2024.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
Interest Rate Swap

The Company held one interest rate swap contract until its termination on March 28, 2024. The purpose of entering into the contract was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt. The interest rate swap was previously designated as a cash flow hedge as it effectively converted the notional value of the Company’s variable rate debt based on one-month LIBOR to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. However, the Company amended its Senior Secured Credit Facility during the second quarter of 2020, which added a 0.75% LIBOR floor to the Company’s variable rate debt, changing the critical terms of the hedged instrument. Due to this change in critical terms, the Company had elected to de-designate the swap as a cash flow hedge, resulting in future changes in fair value being recognized in interest expense. The balance of the accumulated other comprehensive loss attributable to the interest rate swap as of June 30, 2020 was then amortized to interest expense on a straight-line basis over the remaining lives of the swap contracts. Due to the Company’s transition from LIBOR to SOFR during the first quarter of 2023, the interest rate swap’s fixed swap rate was amended to be based on one-month term SOFR. The key terms of the interest rate swap were as follows:

March 19, 2019 Interest Rate Swap
Effective date	March 29, 2019
Termination date	March 28, 2024
Term	5 years
Notional amount	$130.0
Fixed swap rate	2.40%

The Company classifies interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swap classified as Level 2 as of December 31, 2023, was as follows:

	Balance Sheet Location	December 31, 2023
Interest rate swap asset	Prepaid expenses and other current assets	$0.9

Prior to the Company’s de-designation of the interest rate swap as a cash flow hedge, the interest rate swap was considered highly effective, with no amount of ineffectiveness recorded into earnings. The change in the fair value of the interest rate swap was recorded as an adjustment to interest expense in the condensed consolidated statements of operations. The cash flows associated with the interest rate swap have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Cash Flow Impacts
Net interest received	$(1.0)	$(0.7)

Impacts with Swap as Nonhedging Instrument
Loss recognized in interest expense excluded from hedge effectiveness assessments	0.9	1.0
Amounts reclassified out of accumulated other comprehensive loss to interest expense	0.6	0.7
Net interest expense	(1.0)	(0.7)
Total impact of swap to interest expense	$0.5	$1.0

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
Effective April 30, 2024, the Company entered into an interest rate swap contract with a notional value of $50.0 million that will effectively convert the Company’s variable rate debt, based on one-month SOFR, to a fixed swap rate of 4.67%. The Company will pay interest on the notional value of debt at the fixed swap rate, plus a spread on underlying debt, according to the Senior Secured Credit Facility. The interest rate swap will terminate on March 31, 2027.

Interest Rate Collars

The Company has entered into two interest rate collar contracts, both effective February 1, 2023. The purpose of entering into the contracts is to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt. The interest rate collars will be designated as cash flow hedges as they effectively convert the notional value of the Company’s variable rate debt based on one-month term SOFR to a fixed rate if that month’s interest rate is outside of the collars’ floor and ceiling rates, including a spread on underlying debt, and a monthly reset in the variable interest rate. The key terms of the interest rate collars are as follows:

	December 12, 2022 Interest Rate Collar	December 14, 2022 Interest Rate Collar
Effective date	February 1, 2023	February 1, 2023
Termination date	October 30, 2026	October 31, 2025
Term	45 Months	33 Months
Notional amount	$75.0	$75.0
Floor Rate	2.09%	2.25%
Ceiling Rate	5.00%	5.00%
The Company classifies interest rate collars as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate collars classified as Level 2 as of March 31, 2024, and December 31, 2023, were as follows:

	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate collar assets	Prepaid expenses and other current assets	$0.3	$—
Interest rate collar liabilities	Other long-term liabilities	$—	$(0.2)
The interest rate collars were highly effective as of March 31, 2024. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate collars have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the interest rate collars have been included in other comprehensive income in the condensed consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Cash Flow Impacts
Net interest received	$(0.1)	$—
Gain recognized in other comprehensive income	$(0.5)	$(0.1)

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. As of March 31, 2024, there were no open foreign currency exchange contracts.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the three months ended March 31, 2024 and 2023, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.5 billion at March 31, 2024 and December 31, 2023.

Other Estimated Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets that may result in impairment charges, which are categorized as Level 3. See Note 3, “Restructuring, Impairment and Transaction-Related Charges” and Note 4, “Goodwill” for further discussion on fair value remeasurements. See Note 3, “Restructuring, Impairment and Transaction-Related Charges” for impairment charges recorded as a result of the remeasurement of certain long-lived assets.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of March 31, 2024, and December 31, 2023.

Note 11. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Employee Stock Ownership Plan (“ESOP”) holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions during the three months ended March 31, 2024 and 2023.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
The components of net pension income for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Interest cost	$(4.1)	$(4.4)
Expected return on plan assets	4.5	5.0
Net periodic pension income	0.4	0.6
Amortization of actuarial loss	(0.2)	(0.2)
Net pension income	$0.2	$0.4

The Company made $0.1 million in benefit payments to its non-qualified defined benefit pension plans and made no contributions to its qualified defined benefit pension plans during the three months ended March 31, 2024.

Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a withdrawal liability based on information provided by each plan’s trustee. The Company has reserved $23.1 million for the total MEPPs withdrawal liability as of March 31, 2024, of which $21.0 million was recorded in other long-term liabilities and $2.1 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU until April 2032 and made its final payment to the GCC in February 2024. The Company made payments totaling $1.4 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

Note 12. Loss Per Share

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the three months ended March 31, 2024 and 2023, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the three months ended March 31, 2024 and 2023, are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(28.1)	$(24.6)

Denominator
Basic weighted average number of common shares outstanding for all classes of common stock	47.2	49.2
Plus: effect of dilutive equity incentive instruments	—	—
Diluted weighted average number of common shares outstanding for all classes of common stock	47.2	49.2

Loss per share
Basic and diluted	$(0.60)	$(0.50)

Cash dividends paid per common share for all classes of common stock	$0.05	$—

Note 13. Equity Incentive Programs

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations. The total compensation expense recognized related to all equity incentive programs for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended March 31,
	2024	2023
Restricted Stock (“RS”) and Restricted Stock Units (“RSU”) equity awards expense	$1.8	$0.9
Deferred Stock Units (“DSU”) awards expense	—	0.1
Total equity incentive compensation expense	$1.8	$1.0

Total future compensation expense related to all equity incentive programs granted as of March 31, 2024, was estimated to be $11.8 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $4.6 million for the remainder of 2024, $4.5 million for 2025, $2.4 million for 2026 and $0.3 million for 2027.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
Restricted Stock and Restricted Stock Units

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2024:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Unit	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2023	3,990,018	$4.01	1.4	147,980	$4.00	1.4
Granted	1,288,091	5.42		44,888	5.42
Vested	(869,360)	3.89		(27,087)	3.79
Forfeited	(73,603)	4.03		—	—
Nonvested at March 31, 2024	4,335,146	$4.45	1.9	165,781	$4.42	1.9

Deferred Stock Units

The following table is a summary of DSU award activity for the three months ended March 31, 2024:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	865,267	$6.30
Dividend equivalents granted	8,347	6.04
Settled	(18,101)	17.65
Outstanding at March 31, 2024	855,513	$6.05

Note 14. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
March 31, 2024	105.0	38.7	3.8	42.5
December 31, 2023	105.0	37.4	5.1	42.5

Class B stock ($0.025 par value)
March 31, 2024	80.0	13.3	—	13.3
December 31, 2023	80.0	13.6	—	13.6

Class C stock ($0.025 par value)
March 31, 2024	20.0	—	0.5	0.5
December 31, 2023	20.0	—	0.5	0.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2024, and December 31, 2023. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. There were no share repurchases during the three months ended March 31, 2024, and the following repurchases occurred during the three months ended March 31, 2023:

March 31, 2023
Shares of Class A common stock	64,271
Weighted average price per share	$3.98
Total repurchases during the period (in millions)	$0.3
As of March 31, 2024, there were $77.5 million of authorized repurchases remaining under the program.

In March 2024, 294,875 shares of class B common stock were converted to class A common stock, and the class B common shares were canceled and returned to the status of authorized but unissued shares.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common stock. The Company’s Board of Directors suspended the Company’s quarterly dividends beginning in the second quarter of 2020. On February 15, 2024, the Board of Directors reinstated the Company’s quarterly dividends.

The dividend activity related to the then outstanding shares for the three months ended March 31, 2024 is as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2024
Q1 Dividend	February 16, 2024	February 27, 2024	March 12, 2024	$0.05

Note 15. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2024, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2023	$(75.5)	$(2.1)	$(40.0)	$(117.6)
Other comprehensive income before reclassifications	(0.4)	0.5	—	0.1
Amounts reclassified from accumulated other comprehensive loss to net loss	—	0.4	0.2	0.6
Net other comprehensive income	(0.4)	0.9	0.2	0.7
Balance at March 31, 2024	$(75.9)	$(1.2)	$(39.8)	$(116.9)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2023, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2022	$(88.6)	$(4.1)	$(35.6)	$(128.3)
Other comprehensive income before reclassifications	6.5	0.1	—	6.6
Amounts reclassified from accumulated other comprehensive loss to net loss	—	0.5	0.1	0.6
Net other comprehensive income	6.5	0.6	0.1	7.2
Balance at March 31, 2023	$(82.1)	$(3.5)	$(35.5)	$(121.1)

The details of the reclassifications from accumulated other comprehensive loss to net loss for the three months ended March 31, 2024 and 2023, were as follows:

Details of Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Condensed Consolidated Statements of Operations Presentation
	2024	2023
Amortization of amounts accumulated for interest rate swaps de-designated as a cash flow hedge	$0.6	$0.7	Interest expense
Impact of income taxes	(0.2)	(0.2)	Income tax expense
Amortization of amounts accumulated for interest rate swaps de-designated as a cash flow hedge, net of tax	$0.4	$0.5

Amortization of pension and other postretirement benefit plan adjustments	$0.3	$0.1	Net pension income
Impact of income taxes	(0.1)	—	Income tax expense
Amortization of pension and other postretirement benefit plan adjustments, net of tax	$0.2	$0.1

Total reclassifications for the period	$0.9	$0.8
Impact of income taxes	(0.3)	(0.2)
Total reclassifications for the period, net of tax	$0.6	$0.6

Note 16. Segment Information

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
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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

The following is a summary of segment information for the three months ended March 31, 2024 and 2023:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges
	Products	Services
Three months ended March 31, 2024
United States Print and Related Services	$435.9	$143.0	$(1.3)	$31.6
International	71.3	4.6	3.4	0.8
Total operating segments	507.2	147.6	2.1	32.4
Corporate	—	—	(12.8)	0.1
Total	$507.2	$147.6	$(10.7)	$32.5

Three months ended March 31, 2023
United States Print and Related Services	$504.5	$153.1	$7.3	$22.5
International	103.4	5.5	7.7	2.6
Total operating segments	607.9	158.6	15.0	25.1
Corporate	—	—	(14.9)	0.9
Total	$607.9	$158.6	$0.1	$26.0

Restructuring, impairment and transaction-related charges for the three months ended March 31, 2024 and 2023, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges,” and are included in the operating income (loss) results by segment above.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(In millions, except share and per share data and unless otherwise indicated)
A reconciliation of operating income (loss) to loss before income taxes as reported in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended March 31,
	2024	2023
Operating income (loss)	$(10.7)	$0.1
Less: interest expense	15.2	16.3
Less: net pension income	(0.2)	(0.4)
Loss before income taxes	$(25.7)	$(15.8)

Note 17. New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the adoption of 2023-07 on the consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosures to consistently categorize and provide greater disaggregation of information in the rate reconciliation, including dollar value and percentage impacts of each component of the reconciliation, as well as further disaggregates income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the adoption of the 2023-09 on the consolidated financial statements.

Note 18. Subsequent Events

Declaration of Quarterly Dividend

On April 22, 2024, the Company declared a quarterly dividend of $0.05 per share, which will be paid on June 7, 2024, to shareholders of record as of May 22, 2024.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2023, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for the three months ended March 31, 2024, to the three months ended March 31, 2023. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad are those described in Part I, Item 1A, “Risk Factors,” of the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 22, 2024, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

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

Overview

Business Overview

Quad is a global marketing experience (MX) company that helps brands make consumer connections, from household to in-store to online. The Company is focused on providing a better marketing experience for its clients, so they can focus on delivering the best customer experience to theirs. Quad does this with a suite of marketing solutions that is flexible, scalable and connected. Supported by state-of-the-art technology and data-driven intelligence, these solutions are designed to streamline the complexities of marketing and remove friction from wherever it occurs in the marketing journey. Quad tailors its solutions to its clients’ objectives, driving cost efficiencies, improving speed to market, strengthening marketing effectiveness, and delivering value on their investments. Quad employs approximately 13,000 people in 14 countries and serves approximately 2,700 clients including industry-leading blue-chip companies that serve both businesses and consumers across multiple industry verticals, with a particular focus on commerce, including retail, consumer packaged goods and direct to-consumer; financial services; and health.

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

Accelerate Market Penetration

Quad’s ability to acquire new and expand existing account relationships is critical to the Company’s growth strategy. The Company has made significant strides in recent years, introducing a growing number of brands and marketers to its suite of solutions. The Company is particularly focused on expanding in key vertical industries where it believes the biggest opportunities for new business exist. These include commerce, including consumer packaged goods, direct-to-consumer and retail; financial services; and health. Key investments to accelerate market penetration include:

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

Enhance Financial Strength and Create Shareholder Value

Quad follows a disciplined approach to maintaining and enhancing financial strength to create shareholder value. This strategy is centered on the Company’s ability to drive profitable growth and maximize net earnings, Free Cash Flow, and operating margins; maintain consistent financial policies to ensure a strong balance sheet, liquidity level and access to capital; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. The priorities for capital allocation and deployment are balanced according to prevailing circumstances and what the Company thinks is best for shareholder value creation at any point in time. These priorities currently include using Free Cash Flow and cash proceeds from any asset sales to continue reducing debt while investing in scaling the business as an MX company to fuel net sales growth and drive profitability; and pursuing opportunities to return capital to shareholders through stock buybacks or dividends.

To provide ongoing improvement in productivity and, ultimately, maximize operating margins, the Company applies holistic continuous improvement and lean enterprise methodologies to further streamline its processes and maximize operating margins. These same methodologies are applied to its selling, general and administrative functions. The Company continually works to lower its cost structure by consolidating manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics synergies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be the high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt reduction. The Company’s disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk. The Company had total liquidity of $239.2 million as of March 31, 2024, which consisted of up to $229.0 million of unused capacity under its revolving credit agreement, which was net of $30.9 million of issued letters of credit, and cash and cash equivalents of $10.2 million. Quad is proud of its strong and trusted banking relationships, which provide the Company with increased financial flexibility to make strategic investments to accelerate its growth and drive profitability as an MX company.

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision-maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category, are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, as well as other commercial and specialty printed products, along with global paper procurement, and marketing and other complementary services, such as data intelligence and analytics, technology solutions, media planning, placement and optimization, creative strategy and content creation, as well as execution in non-print channels (e.g., digital and broadcast). This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 88% of the Company’s consolidated net sales during the three months ended March 31, 2024, respectively.

•The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Colombia, Mexico and Peru. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 12% of the Company’s consolidated net sales during the three months ended March 31, 2024, respectively.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations increased by $31.1 million during the three months ended March 31, 2024, primarily due to $52.2 million in cash used in operating activities and $17.9 million in purchases of property, plant and equipment, partially offset by $52.8 million in proceeds from the issuance of long-term debt.

Overview of Trends Affecting Quad

As consumer media consumption habits change, advertising and marketing services providers face increased demand to offer end-to-end marketing services, from strategy and creative through execution. As new marketing channels emerge, these providers must expand their capabilities to create effective multichannel campaigns for their clients and providers face increased client demand to offer integrated, end-to-end marketing services (i.e., from strategy and creative through execution). These trends greatly influence Quad’s ongoing efforts to help brands reduce the complexities of working with multiple agency partners and vendors, increase marketing process efficiency and maximize marketing effectiveness.

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

Integrated distribution with the United States Postal Service (“USPS”) is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS continues to experience financial problems. The passing of the Postal Service Reform Act of 2022, signed in April 2022, gave the USPS considerable financial relief as well as significant other relief over the next ten years. While the legislative postal reform helps considerably, without decreased operational cost structures, increased efficiencies or increased volumes and revenues, these losses will potentially continue into the future. As a result of these financial difficulties, the USPS has continued to adjust its postal rates and service levels. Price increases, especially those above the consumer price index, such as the recently announced 7.8% average increase announced for July 2024, may result in clients reducing mail volumes and exploring the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet, digital and mobile channels and other alternative media channels, in order to ensure that they stay within their expected postage budgets.

Federal statute requires the Postal Regulatory Commission (“PRC”) to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC authorized a five year rate-making structure that provides the USPS with additional pricing flexibility over the Consumer Price Index cap, which may result in a substantially altered rate structure for mailers. The revised rate authority that is effective as a result of the rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. The USPS has used these additional rate authorities to implement twice a year increases and are expected to continue to do so in the future. This has led to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. The Company believes the continued use of all available rate authority by the USPS will continue to increase the potential volume declines as rate predictability with respect to cost is no longer known for mailers.

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

The Company continues to face several other industry challenges that have been, and are expected to continue to, adversely impact the Company’s results of operation. The Company continues to operate in a high interest rate environment, which is expected to continue through 2024. Additionally, the price and availability of paper has been, and may continue to be, adversely affected by paper mills’ permanent or temporary closures, and mills’ access to raw materials, conversion to produce other types of paper, and ability to transport paper produced. Postal rate increases, along with the previously described industry challenges, have led to reduced demand for printed products and has caused clients to move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers. This reduced volume has driven the Company to institute several cost saving measures through its restructuring program, including plant closures and headcount reductions. Through these cost saving measures and proceeds from asset sales, the Company has been able to maintain focus on its transformation into an MX company, with flexibility to invest into the growing business, as well as continuing to be advantageous in its efforts to return capital to shareholders and reduce debt. The Company is also dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from existing clients. The Company is unable to predict the full future impact these challenges will have on its business, financial condition, cash flows and results of operations, but expects them to continue through 2024.

Results of Operations for the Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

Summary Results

The Company’s operating income (loss), operating margin, net loss (computed using a 25% normalized tax rate for all items subject to tax) and diluted loss per share for the three months ended March 31, 2024, changed from the three months ended March 31, 2023, as follows (dollars in millions, except margin and per share data):

	Operating Income (Loss)	Operating Margin	Net Loss	Diluted Loss Per Share
For the three months ended March 31, 2023	$0.1	—%	$(24.6)	$(0.50)
Restructuring, impairment and transaction-related charges (1)	(6.5)	(1.6)%	(4.9)	(0.12)
Other operating income elements (2)	(4.3)	—%	(3.2)	(0.06)
Operating Income	(10.7)	(1.6)%	(32.7)	(0.68)
Interest expense (3)	N/A	N/A	0.8	0.01
Net pension income (4)	N/A	N/A	(0.2)	(0.01)
Income taxes (5)	N/A	N/A	4.0	0.08
For the three months ended March 31, 2024	$(10.7)	(1.6)%	$(28.1)	$(0.60)
______________________________
(1)Restructuring, impairment and transaction-related charges increased $6.5 million ($4.9 million, net of tax), to $32.5 million during the three months ended March 31, 2024, and included the following:

a.A $0.6 million increase in employee termination charges from $13.1 million during the three months ended March 31, 2023, to $13.7 million during the three months ended March 31, 2024;

b.A $3.1 million increase in impairment charges from $9.5 million during the three months ended March 31, 2023, to $12.6 million during the three months ended March 31, 2024;

c.A $0.1 million decrease in transaction-related charges from $0.6 million during the three months ended March 31, 2023, to $0.5 million during the three months ended March 31, 2024;

d.A $0.4 million decrease in integration costs from $0.5 million during the three months ended March 31, 2023, to $0.1 million during the three months ended March 31, 2024;

e.A $3.3 million increase in various other restructuring charges from $2.3 million during the three months ended March 31, 2023, to $5.6 million during the three months ended March 31, 2024.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements decreased $4.3 million ($3.2 million, net of tax impact) during the three months ended March 31, 2024, primarily due to print volume decreases, partially offset by the following: (1) a $6.1 million decrease in selling, general and administrative expenses; (2) a $5.1 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives.

(3)Interest expense decreased $1.1 million ($0.8 million, net of tax) during the three months ended March 31, 2024, to $15.2 million. This was primarily due to lower average debt levels and a $0.5 million decrease in interest expense related to the interest rate swap, partially offset by higher weighted average interest rates on borrowings in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

(4)Net pension income decreased $0.2 million ($0.2 million, net of tax) during the three months ended March 31, 2024, to $0.2 million. This was due to a $0.5 million decrease from the expected long-term return on pension plan assets, partially offset by a $0.3 million decrease from interest cost on pension plan liabilities.

(5)The $4.0 million decrease in income tax expense as calculated in the following table is primarily due to a $5.5 million decrease from the impact of non-deductible expenses and a $3.5 million decrease from income from foreign branches, partially offset by a $4.8 million increase from valuation allowance reserves.

	Three Months Ended March 31,
	2024	2023	$ Change
	(dollars in millions)
Loss before income taxes	$(25.7)	$(15.8)	$(9.9)
Normalized tax rate	25.0%	25.0%
Income tax benefit at normalized tax rate	(6.4)	(4.0)	(2.4)

Income tax expense from the condensed consolidated statements of operations	2.4	8.8	(6.4)

Impact of income taxes	$8.8	$12.8	$(4.0)

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2024	% of Sales	2023	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$507.2	77.5%	$607.9	79.3%	$(100.7)	(16.6)%
Services	147.6	22.5%	158.6	20.7%	(11.0)	(6.9)%
Total net sales	654.8	100.0%	766.5	100.0%	(111.7)	(14.6)%
Cost of sales:
Products	426.5	65.1%	516.1	67.3%	(89.6)	(17.4)%
Services	94.8	14.4%	101.4	13.2%	(6.6)	(6.5)%
Total cost of sales	521.3	79.5%	617.5	80.5%	(96.2)	(15.6)%
Selling, general & administrative expenses	83.1	12.7%	89.2	11.6%	(6.1)	(6.8)%
Depreciation and amortization	28.6	4.4%	33.7	4.4%	(5.1)	(15.1)%
Restructuring, impairment and transaction-related charges	32.5	5.0%	26.0	3.5%	6.5	25.0%
Total operating expenses	665.5	101.6%	766.4	100.0%	(100.9)	(13.2)%
Operating income (loss)	$(10.7)	(1.6)%	$0.1	—%	$(10.8)	nm

Net Sales

Product sales decreased $100.7 million, or 16.6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $57.3 million decrease from paper sales and a $45.6 million decrease in sales in the Company’s print product lines, mainly due to decreased print volumes, partially offset by $2.2 million in favorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $11.0 million, or 6.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $9.0 million decrease in marketing services and medical services and a $2.0 million decrease in logistics sales from lower print volumes.

Cost of Sales

Cost of product sales decreased $89.6 million, or 17.4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following: (1) a decrease in paper costs; (2) the impact from lower print volumes; (3) impacts from improved manufacturing productivity; and (4) other cost reduction initiatives.

Cost of service sales decreased $6.6 million, or 6.5%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the impact from lower marketing services and decreased freight volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $6.1 million, or 6.8%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following: (1) a $4.6 million decrease in employee-related costs; (2) a $0.8 million increase from the gain on the sale of property, plant and equipment; and (3) a $0.8 million decrease in credit loss expense. Selling, general and administrative expenses as a percentage of net sales increased to 12.7% for the three months ended March 31, 2024, compared to 11.6% for the three months ended March 31, 2023.

Depreciation and Amortization

Depreciation and amortization decreased $5.1 million, or 15.1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to a $3.5 million decrease in depreciation expense, primarily from property, plant and equipment becoming fully depreciated over the past year, and a $1.6 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges increased $6.5 million, or 25.0%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following:

	Three Months Ended March 31,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$13.7	$13.1	$0.6
Impairment charges (a)	12.6	9.5	3.1
Transaction-related charges	0.5	0.6	(0.1)
Integration costs	0.1	0.5	(0.4)
Other restructuring charges
Vacant facility carrying costs and lease exit charges	4.3	1.9	2.4
Equipment and infrastructure removal costs	1.1	0.3	0.8
Other restructuring activities	0.2	0.1	0.1
Other restructuring charges	5.6	2.3	3.3
Total restructuring, impairment and transaction-related charges	$32.5	$26.0	$6.5
______________________________
(a)Includes $12.6 million and $9.5 million of impairment charges during the three months ended March 31, 2024 and 2023, respectively, which consisted of $10.8 million and $9.5 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $1.8 million for operating lease right-of-use assets in 2024.

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

EBITDA and EBITDA margin for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were as follows:

	Three Months Ended March 31,
	2024	% of Net Sales	2023	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$18.1	2.8%	$34.2	4.5%

EBITDA decreased $16.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the impacts from lower print volumes and marketing services net sales and $6.5 million of increased restructuring, impairment and transaction-related charges, partially offset by impacts from improved manufacturing productivity and savings from other cost reduction initiatives.

A reconciliation of EBITDA to net loss for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Net loss (1)	$(28.1)	$(24.6)
Interest expense	15.2	16.3
Income tax expense	2.4	8.8
Depreciation and amortization	28.6	33.7
EBITDA (non-GAAP)	$18.1	$34.2
______________________________
(1)Net loss included the following:
a.Restructuring, impairment and transaction-related charges of $32.5 million and $26.0 million for the three months ended March 31, 2024 and 2023, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income (loss), operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$435.9	$504.5	$(68.6)	(13.6)%
Services	143.0	153.1	(10.1)	(6.6)%
Operating income (loss) (including restructuring, impairment and transaction-related charges)	(1.3)	7.3	(8.6)	nm
Operating margin	(0.2)%	1.1%	N/A	N/A
Restructuring, impairment and transaction-related charges	$31.6	$22.5	$9.1	40.4%

Net Sales

Product sales for the United States Print and Related Services segment decreased $68.6 million, or 13.6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $35.1 million decrease in sales in the Company’s print product lines, due to decreased print volumes, and a $33.5 million decrease in paper sales.

Service sales for the United States Print and Related Services segment decreased $10.1 million, or 6.6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $8.9 million decrease in marketing services and medical services and a $1.2 million decrease in logistics sales from lower print volumes.

Operating Income

Operating income for the United States Print and Related Services segment decreased $8.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the impact from decreased print volumes and a $9.1 million increase in restructuring, impairment and transaction-related charges, partially offset by the following: (1) a $4.7 million decrease in depreciation and amortization expense; (2) impacts from improved manufacturing productivity; and (3) savings from other cost reduction initiatives.

The operating margin for the United States Print and Related Services segment decreased to negative 0.2% for the three months ended March 31, 2024, compared to 1.1% for the three months ended March 31, 2023, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the United States Print and Related Services segment increased $9.1 million, or 40.4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following:

	Three Months Ended March 31,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$13.4	$12.8	$0.6
Impairment charges (a)	12.6	7.5	5.1
Integration costs	0.1	—	0.1
Other restructuring charges	5.5	2.2	3.3
Total restructuring, impairment and transaction-related charges	$31.6	$22.5	$9.1
______________________________
(a)Includes $12.6 million and $7.5 million of impairment charges during the three months ended March 31, 2024 and 2023, respectively, which consisted of $10.8 million and $7.5 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $1.8 million for operating lease right-of-use assets in 2024.

International

The following table summarizes net sales, operating income, operating margin, and certain items impacting comparability within the International segment:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$71.3	$103.4	$(32.1)	(31.0)%
Services	4.6	5.5	(0.9)	(16.4)%
Operating income (including restructuring, impairment and transaction-related charges)	3.4	7.7	(4.3)	(55.8)%
Operating margin	4.5%	7.1%	N/A	N/A
Restructuring, impairment and transaction-related charges	$0.8	$2.6	$(1.8)	(69.2)%

Net Sales

Product sales for the International segment decreased $32.1 million, or 31.0%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to a $23.8 million decrease in paper sales and a $10.5 million decrease in print volume, primarily in Europe and Mexico, partially offset by $2.2 million in favorable foreign exchange impacts, primarily in Mexico.

Service sales for the International segment decreased $0.9 million, or 16.4%, for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, primarily due to a $0.8 million decrease in logistics sales and a $0.1 million decrease in marketing services sales.

Operating Income

Operating income for the International segment decreased $4.3 million, or 55.8%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $2.5 million decrease in operating income from decreased print product volume, primarily in Europe and Mexico, and a $1.8 million decrease in restructuring, impairment and transaction-related charges.

Restructuring, Impairment and Transaction-Related Charges

Restructuring, impairment and transaction-related charges for the International segment decreased $1.8 million, or 69.2%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following:

	Three Months Ended March 31,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$0.3	$—	$0.3
Impairment charges (a)	—	2.0	(2.0)
Transaction-related charges	0.4	—	0.4
Integration costs	—	0.5	(0.5)
Other restructuring charges	0.1	0.1	—
Total restructuring, impairment and transaction-related charges	$0.8	$2.6	$(1.8)
______________________________
(a)Includes $2.0 million of impairment charges for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, during the three months ended March 31, 2023.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges)	$12.8	$14.9	$(2.1)	(14.1)%
Restructuring, impairment and transaction-related charges	0.1	0.9	(0.8)	(88.9)%

Operating Expenses

Corporate operating expenses decreased $2.1 million, or 14.1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $1.7 million decrease in employee-related costs.

Restructuring, Impairment and Transaction-Related Charges

Corporate restructuring, impairment and transaction-related charges decreased $0.8 million, or 88.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following:

	Three Months Ended March 31,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$—	$0.3	$(0.3)
Transaction-related charges	0.1	0.6	(0.5)
Total restructuring, impairment and transaction-related charges	$0.1	$0.9	$(0.8)

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $239.2 million as of March 31, 2024, which consisted of up to $229.0 million of unused capacity under its revolving credit agreement, which was net of $30.9 million of issued letters of credit, and cash and cash equivalents of $10.2 million. Total liquidity is reduced to $205.9 million under the Company’s most restrictive debt covenants, and consists of $195.7 million available under its revolving credit arrangement and $10.2 million in cash and cash equivalents. There were $82.6 million of borrowings under the $342.5 million revolving credit facility as of March 31, 2024.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements for both the next 12 months and beyond.

Net Cash Used In Operating Activities

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Net cash used in operating activities increased $1.6 million, from $50.6 million for the three months ended March 31, 2023, to $52.2 million for the three months ended March 31, 2024. This increase was due to a $15.7 million decrease in cash from earnings, partially offset by a $14.1 million decrease in cash flows used in changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Net cash used in investing activities decreased $10.5 million, from $26.4 million for the three months ended March 31, 2023, to $15.9 million for the three months ended March 31, 2024. The decrease was primarily due to a $10.8 million decrease in purchases of property, plant and equipment, a $5.0 million decrease in cash used in other investing activities, and a $0.1 million decrease in cost investment in unconsolidated entities. These decreases were partially offset by a $5.4 million decrease in proceeds from the sale of property, plant, and equipment.

Net Cash Provided by Financing Activities

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Net cash provided by financing activities decreased $34.8 million, from $60.3 million for the three months ended March 31, 2023, to $25.5 million for the three months ended March 31, 2024. The decrease was primarily due to the following: (1) a $32.4 million decrease in net borrowings of debt and lease obligations; (2) a $2.3 million increase in the payment of cash dividends; and (3) a $0.4 million increase in equity awards redeemed to pay employees’ tax obligations. These decreases were partially offset by $0.3 million decrease in cash used for the purchase of treasury stock.

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

Free Cash Flow for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Net cash used in operating activities	$(52.2)	$(50.6)

Less: purchases of property, plant and equipment	17.9	28.7

Free Cash Flow (non-GAAP)	$(70.1)	$(79.3)

Free Cash Flow increased $9.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $10.8 million decrease in capital expenditures, partially offset by a $1.6 million increase in net cash used in operating activities. See the “Net Cash Used In Operating Activities” section above for further explanations of the change in operating cash flows.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and finance lease obligations less cash and cash equivalents (Net Debt) divided by the trailing twelve months Adjusted EBITDA, comprised of the sum of the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net loss to EBITDA in the “Results of Operations” section above) and restructuring, impairment and transaction-related charges.

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

The Debt Leverage Ratio at March 31, 2024, and December 31, 2023, was as follows:

	March 31, 2024		December 31, 2023
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$553.8		$522.7
Less: Cash and cash equivalents	10.2		52.9
Net Debt (non-GAAP)	$543.6		$469.8

Divided by: Adjusted EBITDA (non-GAAP)	224.1		$233.7

Debt Leverage Ratio—Net Debt (non-GAAP)	2.43	x	2.01	x

The calculation of Adjusted EBITDA for the trailing twelve months ended March 31, 2024, and December 31, 2023, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Three Months Ended
	December 31, 2023 (1)	March 31, 2024	March 31, 2023	March 31, 2024
Net loss	$(55.4)	$(28.1)	$(24.6)	$(58.9)
Interest expense	70.0	15.2	16.3	68.9
Income tax expense	12.8	2.4	8.8	6.4
Depreciation and amortization	128.8	28.6	33.7	123.7
EBITDA (non-GAAP)	$156.2	$18.1	$34.2	$140.1
Restructuring, impairment and transaction-related charges	77.5	32.5	26.0	84.0
Adjusted EBITDA (non-GAAP)	$233.7	$50.6	$60.2	$224.1
______________________________
(1)Financial information for the year ended December 31, 2023, is included as reported in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024.

The Debt Leverage Ratio at March 31, 2024, increased 0.42x, compared to December 31, 2023, primarily due to a $73.8 million increase in Net Debt and a $9.6 million reduction in trailing twelve months Adjusted EBITDA. The Debt Leverage Ratio at March 31, 2024, is above management’s desired target Debt Leverage Ratio range of 1.75x to 2.25x; however, the Company will operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Debt Obligations

As of March 31, 2024, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility ($82.6 million outstanding as of March 31, 2024); and

◦Term Loan A ($435.7 million outstanding as of March 31, 2024);

•Master Note and Security Agreement ($2.5 million outstanding as of March 31, 2024).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2024:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.75 to 1.00 (for the twelve months ended March 31, 2024, the Company’s Total Leverage Ratio was 2.40 to 1.00).

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.25 to 1.00 for any fiscal quarter ending on or after December 31, 2023 (other than any fiscal quarter ending September 30 of any year, which shall be subject to a maximum Senior Secured Leverage Ratio not to exceed 3.50 to 1.00) (for the twelve months ended March 31, 2024, the Company’s Senior Secured Leverage Ratio was 2.39 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2024, the Company’s Interest Coverage Ratio was 3.94 to 1.00).

The Company was in compliance with all financial covenants in its debt agreements as of March 31, 2024. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of March 31, 2024, was 2.40 to 1.00, the limitations described above are not currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are not currently applicable, as the Company’s Senior Secured Leverage Ratio was 2.39 to 1.00 and the Total Net Leverage Ratio was 2.39 to 1.00, as of March 31, 2024.

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

There were no share repurchases during the three months ended March 31, 2024, and the following repurchases occurred during the three months ended March 31, 2023:

March 31, 2023
Shares of Class A common stock	64,271
Weighted average price per share	$3.98
Total repurchases during the period (in millions)	$0.3

As of March 31, 2024, there were $77.5 million of authorized repurchases remaining under the program.

Risk Management

For a discussion of the Company’s exposure to market risks and management of those market risks, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

See Note 17, “New Accounting Pronouncements,” to the condensed consolidated financial statements in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at March 31, 2024, was primarily comprised of $435.7 million outstanding on the Term Loan A. As of March 31, 2024, there was also $82.6 million outstanding on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt, the Company entered into a $130.0 million interest rate swap in March 2019 (which terminated on March 28, 2024), and two $75.0 million interest rate collars in February 2023, and has classified $150.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $150.0 million interest rate hedges of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $377.7 million at a current weighted average interest rate of 7.9% and fixed rate debt and finance leases outstanding of $176.1 million at a current weighted average interest rate of 7.5% as of March 31, 2024. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2024, by approximately $0.4 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s condensed consolidated balance sheets. As of March 31, 2024, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $100.7 million. The potential decrease in net current assets as of March 31, 2024, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $10.1 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $25.5 million and $25.7 million as of March 31, 2024 and December 31, 2023, respectively.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three months ended March 31, 2024, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended March 31, 2024, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2024 to January 31, 2024	—		—	—	77,507,158
February 1, 2024 to February 29, 2024	—		—	—	77,507,158
March 1, 2024 to March 31, 2024	345,186	(3)	—	—	77,507,158
Total	345,186			—
_____________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no shares repurchased during the three months ended March 31, 2024. As of March 31, 2024, there were $77.5 million of authorized repurchases remaining under the program.
(3)Includes 345,186 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock under the Company’s Omnibus Incentive Plan during the month of March 2024.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 5.    Other Information

During the quarter ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	May 1, 2024	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ Anthony C. Staniak
Anthony C. Staniak
Chief Financial Officer
(Principal Financial Officer)