Form 10-Q
period 2024-09-30
Quad/Graphics, Inc.
filed 2024-10-30
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of October 25, 2024
Class A Common Stock	38,856,924
Class B Common Stock	13,261,983
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended September 30, 2024

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales
Products	$529.8	$547.0	$1,534.6	$1,714.8
Services	145.0	153.2	429.2	455.0
Total net sales	674.8	700.2	1,963.8	2,169.8
Cost of sales
Products	439.0	464.7	1,273.6	1,457.4
Services	88.6	96.1	269.2	290.7
Total cost of sales	527.6	560.8	1,542.8	1,748.1
Operating expenses
Selling, general and administrative expenses	88.4	82.5	260.2	255.0
Depreciation and amortization	24.4	32.0	79.4	97.7
Restructuring, impairment and transaction-related charges, net	39.3	11.2	81.9	46.8
Total operating expenses	679.7	686.5	1,964.3	2,147.6
Operating income (loss)	(4.9)	13.7	(0.5)	22.2
Interest expense	17.0	17.7	49.4	51.0
Net pension income	(0.2)	(0.5)	(0.6)	(1.3)
Loss before income taxes	(21.7)	(3.5)	(49.3)	(27.5)
Income tax expense (benefit)	3.0	(0.8)	6.3	5.9
Net loss	$(24.7)	$(2.7)	$(55.6)	$(33.4)

Loss per share
Basic and diluted	$(0.52)	$(0.06)	$(1.17)	$(0.68)

Weighted average number of common shares outstanding
Basic and diluted	47.8	48.0	47.6	48.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(24.7)	$(2.7)	$(55.6)	$(33.4)

Other comprehensive income (loss)
Translation adjustments	(1.4)	(4.4)	(8.9)	8.4
Interest rate derivatives adjustments	(1.7)	0.9	(1.0)	3.2
Pension benefit plan adjustments	0.3	0.2	0.8	0.4
Other comprehensive income (loss), before tax	(2.8)	(3.3)	(9.1)	12.0

Income tax impact related to items of other comprehensive income (loss)	0.3	(0.3)	—	(0.8)

Other comprehensive income (loss), net of tax	(2.5)	(3.6)	(9.1)	11.2

Comprehensive loss	$(27.2)	$(6.3)	$(64.7)	$(22.2)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(UNAUDITED) September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$12.5	$52.9
Receivables, less allowances for credit losses of $21.3 million at September 30, 2024, and $25.7 million at December 31, 2023	305.6	316.2
Inventories	201.7	178.8
Prepaid expenses and other current assets	72.1	39.8
Total current assets	591.9	587.7
Property, plant and equipment—net	512.7	620.6
Operating lease right-of-use assets—net	82.7	96.6
Goodwill	100.3	103.0
Other intangible assets—net	10.6	21.8
Other long-term assets	90.6	80.0
Total assets	$1,388.8	$1,509.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$336.6	$373.6
Other current liabilities	259.9	237.6
Short-term debt and current portion of long-term debt	77.2	151.7
Current portion of finance lease obligations	0.8	2.5
Current portion of operating lease obligations	23.6	25.4
Total current liabilities	698.1	790.8
Long-term debt	423.4	362.5
Finance lease obligations	1.4	6.0
Operating lease obligations	66.1	77.2
Deferred income taxes	4.0	5.1
Other long-term liabilities	144.9	148.6
Total liabilities	1,337.9	1,390.2
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	841.3	842.7
Treasury stock, at cost	(27.9)	(33.1)
Accumulated deficit	(637.2)	(573.9)
Accumulated other comprehensive loss	(126.7)	(117.6)
Total shareholders’ equity	50.9	119.5
Total liabilities and shareholders’ equity	$1,388.8	$1,509.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(55.6)	$(33.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79.4	97.7
Impairment charges	65.9	15.8
Amortization of debt issuance costs and original issue discount	1.2	1.5
Stock-based compensation	5.9	4.6
Gain on the sale of an investment	(4.1)	—
Gains on the sale or disposal of property, plant and equipment, net	(22.2)	(0.5)
Deferred income taxes	0.1	—
Changes in operating assets and liabilities	(116.5)	(44.6)
Net cash provided by (used in) operating activities	(45.9)	41.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(45.7)	(59.5)
Cost investment in unconsolidated entities	(0.2)	(0.7)
Proceeds from the sale of property, plant and equipment	46.5	7.9
Proceeds from the sale of an investment	22.2	—
Loan to an unconsolidated entity	—	(0.6)
Other investing activities	(0.9)	(4.5)
Net cash provided by (used in) investing activities	21.9	(57.4)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	52.8	0.6
Payments of current and long-term debt	(137.0)	(37.5)
Payments of finance lease obligations	(2.1)	(1.8)
Borrowings on revolving credit facilities	1,113.3	1,136.1
Payments on revolving credit facilities	(1,034.0)	(1,082.8)
Purchases of treasury stock	—	(10.2)
Equity awards redeemed to pay employees’ tax obligations	(2.1)	(1.7)
Payment of cash dividends	(7.0)	(0.1)
Other financing activities	(0.2)	(0.5)
Net cash provided by (used in) financing activities	(16.3)	2.1

Effect of exchange rates on cash and cash equivalents	(0.1)	—
Net decrease in cash and cash equivalents	(40.4)	(14.2)
Cash and cash equivalents at beginning of period	52.9	25.2
Cash and cash equivalents at end of period	$12.5	$11.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	56.6	$1.4	$842.7	(5.6)	$(33.1)	$(573.9)	$(117.6)	$119.5
Net loss	—	—	—	—	—	(28.1)	—	(28.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.9	0.9
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.05 per common share)	—	—	—	—	—	(2.6)	—	(2.6)
Stock-based compensation	—	—	1.8	—	—	—	—	1.8
Conversion of class B shares	(0.3)	—	(1.3)	0.3	1.3	—	—	—
Issuance of share-based awards, net of other activity	—	—	(5.2)	1.3	5.2	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(2.1)	—	—	(2.1)
Balance at March 31, 2024	56.3	$1.4	$838.0	(4.3)	$(28.7)	$(604.6)	$(116.9)	$89.2
Net loss	—	—	—	—	—	(2.8)	—	(2.8)
Foreign currency translation adjustments	—	—	—	—	—	—	(7.1)	(7.1)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	(0.4)	(0.4)
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.05 per common share)	—	—	—	—	—	(2.6)	—	(2.6)
Stock-based compensation	—	—	2.6	—	—	—	—	2.6
Issuance of share-based awards, net of other activity	—	—	(1.0)	0.2	1.0	—	—	—
Balance at June 30, 2024	56.3	$1.4	$839.6	(4.1)	$(27.7)	$(610.0)	$(124.2)	$79.1
Net loss	—	—	—	—	—	(24.7)	—	(24.7)
Foreign currency translation adjustments	—	—	—	—	—	—	(1.4)	(1.4)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	(1.3)	(1.3)
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.05 per common share)	—	—	—	—	—	(2.5)	—	(2.5)
Stock-based compensation	—	—	1.5	—	—	—	—	1.5
Issuance of share-based awards, net of other activity	—	—	0.2	—	(0.2)	—	—	—
Balance at September 30, 2024	56.3	$1.4	$841.3	(4.1)	$(27.9)	$(637.2)	$(126.7)	$50.9

Condensed Consolidated Statement of Shareholders’ Equity For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	56.6	$1.4	$841.8	(3.9)	$(23.5)	$(518.5)	$(128.3)	$172.9
Net loss	—	—	—	—	—	(24.6)	—	(24.6)
Foreign currency translation adjustments	—	—	—	—	—	—	6.5	6.5
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.6	0.6
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	1.0	—	—	—	—	1.0
Purchases of treasury stock	—	—	—	(0.1)	(0.3)	—	—	(0.3)
Issuance of share-based awards, net of other activity	—	—	(4.3)	1.4	4.3	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(1.7)	—	—	(1.7)
Balance at March 31, 2023	56.6	$1.4	$838.5	(2.9)	$(21.2)	$(543.1)	$(121.1)	$154.5
Net loss	—	—	—	—	—	(6.1)	—	(6.1)
Foreign currency translation adjustments	—	—	—	—	—	—	6.3	6.3
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	1.2	1.2
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	2.3	—	—	—	—	2.3
Purchases of treasury stock	—	—	—	(1.3)	(4.7)	—	—	(4.7)
Issuance of share-based awards, net of other activity	—	—	(1.0)	0.2	1.0	—	—	—
Balance at June 30, 2023	56.6	$1.4	$839.8	(4.0)	$(24.9)	$(549.2)	$(113.5)	$153.6
Net loss	—	—	—	—	—	(2.7)	—	(2.7)
Foreign currency translation adjustments	—	—	—	—	—	—	(4.4)	(4.4)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.7	0.7
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	1.3	—	—	—	—	1.3
Purchases of treasury stock	—	—	—	(1.0)	(5.2)	—	—	(5.2)
Balance at September 30, 2023	56.6	$1.4	$841.1	(5.0)	$(30.1)	$(551.9)	$(117.1)	$143.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and nine months ended September 30, 2024 and 2023. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following tables provide information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three and nine months ended September 30, 2024 and 2023:

	United States Print and Related Services	International	Total
Three months ended September 30, 2024
Catalog, publications, retail inserts and directories	$317.1	$58.0	$375.1
Direct mail and other printed products	118.8	33.0	151.8
Other	2.9	—	2.9
Total products	438.8	91.0	529.8
Logistics services	62.9	4.0	66.9
Marketing services and medical services	77.4	0.7	78.1
Total services	140.3	4.7	145.0
Total net sales	$579.1	$95.7	$674.8

Three months ended September 30, 2023
Catalog, publications, retail inserts and directories	$339.5	$62.4	$401.9
Direct mail and other printed products	117.8	25.0	142.8
Other	2.2	0.1	2.3
Total products	459.5	87.5	547.0
Logistics services	64.1	3.8	67.9
Marketing services and medical services	84.4	0.9	85.3
Total services	148.5	4.7	153.2
Total net sales	$608.0	$92.2	$700.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)

	United States Print and Related Services	International	Total
Nine months ended September 30, 2024
Catalog, publications, retail inserts and directories	$921.7	$165.3	$1,087.0
Direct mail and other printed products	357.2	82.6	439.8
Other	7.7	0.1	7.8
Total products	1,286.6	248.0	1,534.6
Logistics services	182.0	11.8	193.8
Marketing services and medical services	233.7	1.7	235.4
Total services	415.7	13.5	429.2
Total net sales	$1,702.3	$261.5	$1,963.8

Nine months ended September 30, 2023
Catalog, publications, retail inserts and directories	$1,014.3	$191.4	$1,205.7
Direct mail and other printed products	393.4	109.7	503.1
Other	5.6	0.4	6.0
Total products	1,413.3	301.5	1,714.8
Logistics services	183.6	12.3	195.9
Marketing services and medical services	257.2	1.9	259.1
Total services	440.8	14.2	455.0
Total net sales	$1,854.1	$315.7	$2,169.8

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers, the Company defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the nine months ended September 30, 2024, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2023	$1.8
Costs to obtain contracts	0.1
Amortization of costs to obtain contracts	(0.7)
Balance at September 30, 2024	$1.2

Note 3. Restructuring, Impairment and Transaction-Related Charges, Net

The Company recorded restructuring, impairment and transaction-related charges, net for the three and nine months ended September 30, 2024 and 2023, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee termination charges	$2.2	$1.6	$19.1	$16.6
Impairment charges	52.2	5.2	65.9	15.8
Transaction-related charges	0.9	0.5	1.8	1.1
Integration costs	0.1	—	0.3	1.0
Other restructuring charges (income)	(16.1)	3.9	(5.2)	12.3
Total	$39.3	$11.2	$81.9	$46.8

The net costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges, net. See Note 16, “Segment Information,” for restructuring, impairment and transaction-related charges, net by segment.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
•Other restructuring charges (income) are presented net of the gain on the sale of the Saratoga Springs, New York facility during the three and nine months ended September 30, 2024. The components of other restructuring charges (income) consisted of the following during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Vacant facility carrying costs and lease exit charges	$3.8	$3.8	$13.2	$11.2
Equipment and infrastructure removal costs	0.4	0.1	1.7	0.6
Gain on the sale of a facility	(20.5)	—	(20.5)	—
Other restructuring activities	0.2	—	0.4	0.5
Other restructuring charges (income)	$(16.1)	$3.9	$(5.2)	$12.3

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $52.2 million and $65.9 million during the three and nine months ended September 30, 2024, respectively, which consisted of $50.9 million to reduce the carrying value of the majority of the European operations to fair value, including $38.3 million for foreign currency translation adjustments and $12.6 million for property, plant and equipment, $0.5 million and $11.9 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $0.8 million and $3.1 million, respectively, for operating lease right-of-use assets.

The Company recognized impairment charges of $5.2 million and $15.8 million during the three and nine months ended September 30, 2023, respectively, which consisted of $4.4 million for software licensing and related implementation costs from a terminated project, $0.6 million and $1.6 million, respectively, for property, and $0.2 million and $9.8 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities. Transaction-related charges of $0.9 million and $1.8 million were recorded during the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.1 million were recorded during the three and nine months ended September 30, 2023, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the nine months ended September 30, 2024, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2023	$17.6	$—	$2.5	$—	$11.8	$31.9
Expense (income), net	19.1	65.9	1.8	0.3	(5.2)	81.9
Cash payments, net	(32.6)	—	(3.1)	(0.3)	3.8	(32.2)
Non-cash adjustments/reclassifications	—	(65.9)	—	—	37.4	(28.5)
Balance at September 30, 2024	$4.1	$—	$1.2	$—	$47.8	$53.1

The Company’s restructuring reserves at September 30, 2024, included a short-term and a long-term component. The short-term portion included $45.1 million in other current liabilities and $1.3 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $6.7 million is included in other long-term liabilities in the condensed consolidated balance sheets.

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

The Company recorded preliminary goodwill within the United States Print and Related Services segment related to the acquisition of DART Innovation (“DART”), an in-store digital media solutions provider, completed during the fourth quarter of 2023. The amount of preliminary goodwill is subject to the completion of the final valuation of the net assets acquired in the acquisition. Activity impacting goodwill for the nine months ended September 30, 2024, was as follows:

	United States Print and Related Services	International	Total
Balance at December 31, 2023	$103.0	$—	$103.0
DART acquisition adjustments	(2.7)	—	(2.7)
Balance at September 30, 2024	$100.3	$—	$100.3

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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

The Company has recorded credit loss expense of $0.7 million and $1.2 million during the three and nine months ended September 30, 2024, respectively, and $0.6 million and $2.1 million during the three and nine months ended September 30, 2023, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Activity impacting the allowance for credit losses for the nine months ended September 30, 2024, was as follows:

Allowance for Credit Losses
Balance at December 31, 2023	$25.7
Provisions	1.2
Write-offs	(4.1)
Assets held for sale reclassification	(1.5)
Balance at September 30, 2024	$21.3

Note 6. Inventories

The components of inventories at September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Raw materials and manufacturing supplies	$113.6	$102.7
Work in process	41.0	30.1
Finished goods	47.1	46.0
Total	$201.7	$178.8

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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

The Company completed the eighth amendment to its Senior Secured Credit Facility on January 4, 2024, which added an additional $25.0 million principal value to the Term Loan A. On January 31, 2024, the Company used liquidity available under its revolving credit facility and available cash on hand to fund the repayment on maturity of $87.7 million aggregate principal amount, outstanding at the time, of its Term Loan A. Additionally, due to a portion of the revolving credit facility maturing on January 31, 2024, the total capacity under the revolving credit facility was reduced to $342.5 million as of this date.

The Company completed the ninth amendment to its Senior Secured Credit Facility (the “Ninth Amendment”) on October 18, 2024. The Senior Secured Credit Facility was amended to: (1) reduce the aggregate amount of the existing revolving credit facility from $342.5 million to $324.6 million, and extend the maturity of a portion of the revolving credit facility such that $17.7 million under the revolving credit facility will be due on the existing maturity date of November 2, 2026 (the “Existing Maturity Date”) and $306.9 million under the revolving credit facility will be due on October 18, 2029 (the “Extended Maturity Date”); (2) extend the maturity of a portion of the existing Term Loan A such that $8.7 million of such term loan facility will be due on the Existing Maturity Date and $193.2 million will be due on the Extended Maturity Date; (3) make certain adjustments to pricing, including an increase of 0.50% to the interest rate margin applicable to the loans maturing on the Extended Maturity Date; and (4) modify certain financial and operational covenants retroactive to September 30, 2024, including the Senior Secured Leverage Ratio (net indebtedness to consolidated EBITDA) shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024, as well as the Total Leverage Ratio (consolidated total indebtedness to consolidated EBITDA) shall not exceed 3.50 to 1.00 for any fiscal quarter ending on or after September 30, 2024.

Estimated Principal Payments

The Company’s estimated principal payments were modified as a result of the Ninth Amendment. The approximate principal amounts due on long-term debt, excluding $3.7 million for future amortization of debt issuance costs, at September 30, 2024, were as follows:

Principal Payments
2024 (includes $38.1 million paid upon completion of the Ninth Amendment)	$44.4
2025	28.9
2026	46.4
2027	40.9
2028	40.0
2029 (includes $73.3 million outstanding under the revolving credit facility)	301.4
2030 and thereafter	2.3
Total	$504.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
Press Financing Arrangements

During the first quarter of 2024, the Company entered into two press financing arrangements. The first arrangement of $13.8 million bears interest at a fixed rate of 8.31%, maturing in 2028. The second arrangement of $14.0 million bears interest at a current weighted average variable rate of 9.25%, maturing in 2031. Payments are made monthly on both arrangements.

Note 9. Income Taxes

The Company records income tax expense on an interim basis. For the nine months ended September 30, 2024, the Company’s income tax expense was recorded using an actual effective income tax rate for the year-to-date period. Based on the Company’s current operating results, the Company believes the actual effective tax rate for the year-to-date period is the best estimate of the annual effective tax rate. The actual effective income tax rate differs from the statutory tax rate primarily due to impairment charges related to foreign investments, net increases in valuation allowance reserves and estimated non-deductible expenses.

For the nine months ended September 30, 2023, the Company used an actual effective income tax rate for the year-to-date period to record its income tax expense. The actual effective income tax rate differs from the statutory tax rate primarily due to non-deductible expenses and net increases in valuation allowance reserves.

The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of September 30, 2024, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.
The Company’s liability for unrecognized tax benefits as of September 30, 2024, was $15.9 million, a decrease of $0.8 million from $16.7 million as of December 31, 2023. The Company anticipates a $6.7 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations, of which $0.1 million would impact the Company’s effective tax rate.

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

Level 3:    Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of September 30, 2024.

Interest Rate Swap

The Company currently holds one active interest rate swap contract. The purpose of entering into the contract was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt.

Active Interest Rate Swap

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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

The Company classifies interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the active interest rate swap classified as Level 2 as of September 30, 2024, and December 31, 2023, was as follows:

	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate swap liabilities	Other current liabilities	$(1.6)	$—

The active interest rate swap was highly effective as of September 30, 2024. No amount of ineffectiveness has been recorded into earnings related to the active interest rate swap. The cash flows associated with the active interest rate swap have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the active interest rate swap has been included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss recognized in other comprehensive income (loss)	1.1	—	1.6	—
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

The fair value of the terminated interest rate swap classified as Level 2 as of September 30, 2024, and December 31, 2023, was as follows:

	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate swap asset	Prepaid expenses and other current assets	$—	$0.9

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash Flow Impacts
Net interest received	$—	$(0.9)	$(1.0)	$(2.4)

Impacts with Terminated Swap as Nonhedging Instrument
Loss recognized in interest expense excluded from hedge effectiveness assessments	—	0.9	0.9	1.9
Amounts reclassified out of accumulated other comprehensive loss to interest expense	—	0.6	0.6	2.0
Net interest expense	—	(0.9)	(1.0)	(2.4)
Total impact of terminated swap to interest expense	$—	$0.6	$0.5	$1.5
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
The Company classifies interest rate collars as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate collars classified as Level 2 as of September 30, 2024, and December 31, 2023, were as follows:

	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate collar liabilities	Other long-term liabilities	$(0.2)	$(0.2)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
The interest rate collars were highly effective as of September 30, 2024. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate collars have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the interest rate collars have been included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest received	$(0.1)	$(0.1)	$(0.3)	$(0.1)
(Gain) loss recognized in other comprehensive income (loss)	$0.6	$(0.3)	$—	$(1.2)

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. As of September 30, 2024, there were no open foreign currency exchange contracts.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the nine months ended September 30, 2024 and 2023, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.5 billion at September 30, 2024 and December 31, 2023.

Other Estimated Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets that may result in impairment charges, which are categorized as Level 3. See Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net”, Note 4, “Goodwill” and Note 18, “Assets Held for Sale,” for further discussion on fair value remeasurements. See Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net” and Note 18, “Assets Held for Sale,” for impairment charges recorded as a result of the remeasurement of certain long-lived assets.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of September 30, 2024, and December 31, 2023.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
Note 11. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Employee Stock Ownership Plan (“ESOP”) holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions during the nine months ended September 30, 2024 and 2023.

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

The components of net pension income for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$(4.1)	$(4.4)	$(12.3)	$(13.2)
Expected return on plan assets	4.6	5.0	13.6	15.0
Net periodic pension income	0.5	0.6	1.3	1.8
Amortization of actuarial loss	(0.3)	(0.1)	(0.7)	(0.5)
Net pension income	$0.2	$0.5	$0.6	$1.3

The Company made $1.7 million in contributions to its qualified defined benefit pension plans and $0.4 million in benefit payments to its non-qualified defined benefit pension plans during the nine months ended September 30, 2024.

Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union – Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued a withdrawal liability based on information provided by each plan’s trustee. The Company has reserved $22.0 million for the total MEPPs withdrawal liability as of September 30, 2024, of which $19.8 million was recorded in other long-term liabilities and $2.2 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU until April 2032 and made its final payment to the GCC in February 2024. The Company made payments totaling $3.3 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the three and nine months ended September 30, 2024 and 2023, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the three and nine months ended September 30, 2024 and 2023, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(24.7)	$(2.7)	$(55.6)	$(33.4)

Denominator
Basic weighted average number of common shares outstanding for all classes of common stock	47.8	48.0	47.6	48.8
Plus: effect of dilutive equity incentive instruments	—	—	—	—
Diluted weighted average number of common shares outstanding for all classes of common stock	47.8	48.0	47.6	48.8

Loss per share
Basic and diluted	$(0.52)	$(0.06)	$(1.17)	$(0.68)

Cash dividends paid per common share for all classes of common stock	$0.05	$—	$0.15	$—

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
Note 13. Equity Incentive Programs

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations. The total compensation expense recognized related to all equity incentive programs for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted Stock (“RS”) and Restricted Stock Units (“RSU”) equity awards expense	$1.5	$1.3	$4.8	$3.4
Deferred Stock Units (“DSU”) awards expense	—	—	1.1	1.2
Total equity incentive compensation expense	$1.5	$1.3	$5.9	$4.6

Total future compensation expense related to all equity incentive programs granted as of September 30, 2024, was estimated to be $8.8 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $1.5 million for the remainder of 2024, $4.5 million for 2025, $2.5 million for 2026 and $0.3 million for 2027.

Restricted Stock and Restricted Stock Units

The following table is a summary of RS and RSU award activity for the nine months ended September 30, 2024:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Unit	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2023	3,990,018	$4.01	1.4	147,980	$4.00	1.4
Granted	1,307,359	5.42		44,888	5.42
Vested	(869,360)	3.89		(27,087)	3.79
Forfeited	(139,592)	4.20		(17,828)	4.06
Nonvested at September 30, 2024	4,288,425	$4.45	1.4	147,953	$4.46	1.4

Deferred Stock Units

The following table is a summary of DSU award activity for the nine months ended September 30, 2024:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	865,267	$6.30
Granted	225,000	4.99
Dividend equivalents granted	30,033	5.95
Settled	(89,156)	6.69
Outstanding at September 30, 2024	1,031,144	$5.94

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
Note 14. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
September 30, 2024	105.0	38.9	3.6	42.5
December 31, 2023	105.0	37.4	5.1	42.5

Class B stock ($0.025 par value)
September 30, 2024	80.0	13.3	—	13.3
December 31, 2023	80.0	13.6	—	13.6

Class C stock ($0.025 par value)
September 30, 2024	20.0	—	0.5	0.5
December 31, 2023	20.0	—	0.5	0.5
In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at September 30, 2024, and December 31, 2023. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. There were no share repurchases during the three and nine months ended September 30, 2024, and the following repurchases occurred during the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Shares of Class A common stock	952,057	2,360,105
Weighted average price per share	$5.47	$4.33
Total repurchases during the period (in millions)	$5.2	$10.2
As of September 30, 2024, there were $77.5 million of authorized repurchases remaining under the program.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
The dividend activity related to the then outstanding shares for the nine months ended September 30, 2024 is as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2024
Q3 Dividend	July 22, 2024	August 19, 2024	September 6, 2024	$0.05
Q2 Dividend	April 22, 2024	May 22, 2024	June 7, 2024	$0.05
Q1 Dividend	February 16, 2024	February 27, 2024	March 12, 2024	$0.05

Note 15. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2024, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2023	$(75.5)	$(2.1)	$(40.0)	$(117.6)
Other comprehensive income (loss) before reclassifications	(8.9)	(1.6)	—	(10.5)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	0.8	0.6	1.4
Net other comprehensive income (loss)	(8.9)	(0.8)	0.6	(9.1)
Balance at September 30, 2024	$(84.4)	$(2.9)	$(39.4)	$(126.7)

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2023, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2022	$(88.6)	$(4.1)	$(35.6)	$(128.3)
Other comprehensive income before reclassifications	8.4	1.2	—	9.6
Amounts reclassified from accumulated other comprehensive loss to net loss	—	1.3	0.3	1.6
Net other comprehensive income	8.4	2.5	0.3	11.2
Balance at September 30, 2023	$(80.2)	$(1.6)	$(35.3)	$(117.1)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
The details of the reclassifications from accumulated other comprehensive loss to net loss for the three and nine months ended September 30, 2024 and 2023, were as follows:

Details of Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statements of Operations Presentation
	2024	2023	2024	2023
Amortization of amounts accumulated for interest rate swap de-designated as a cash flow hedge	$—	$0.6	$0.6	$2.0	Interest expense
Impact of income taxes	0.4	(0.2)	0.2	(0.7)	Income tax expense
Amortization of amounts accumulated for interest rate swap de-designated as a cash flow hedge, net of tax	$0.4	$0.4	$0.8	$1.3

Amortization of pension and other postretirement benefit plan adjustments	$0.3	$0.2	$0.8	$0.4	Net pension income
Impact of income taxes	(0.1)	(0.1)	(0.2)	(0.1)	Income tax expense
Amortization of pension and other postretirement benefit plan adjustments, net of tax	$0.2	$0.1	$0.6	$0.3

Total reclassifications for the period	$0.3	$0.8	$1.4	$2.4
Impact of income taxes	0.3	(0.3)	—	(0.8)
Total reclassifications for the period, net of tax	$0.6	$0.5	$1.4	$1.6

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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

The following is a summary of segment information for the three and nine months ended September 30, 2024 and 2023:

	Net Sales		Operating Income (Loss)	Restructuring, Impairment and Transaction- Related Charges, Net
	Products	Services
Three months ended September 30, 2024
United States Print and Related Services	$438.8	$140.3	$51.2	$(12.7)
International	91.0	4.7	(46.5)	51.9
Total operating segments	529.8	145.0	4.7	39.2
Corporate	—	—	(9.6)	0.1
Total	$529.8	$145.0	$(4.9)	$39.3

Three months ended September 30, 2023
United States Print and Related Services	$459.5	$148.5	$18.9	$10.7
International	87.5	4.7	4.2	0.6
Total operating segments	547.0	153.2	23.1	11.3
Corporate	—	—	(9.4)	(0.1)
Total	$547.0	$153.2	$13.7	$11.2

Nine months ended September 30, 2024
United States Print and Related Services	$1,286.6	$415.7	$75.3	$28.2
International	248.0	13.5	(40.8)	53.5
Total operating segments	1,534.6	429.2	34.5	81.7
Corporate	—	—	(35.0)	0.2
Total	$1,534.6	$429.2	$(0.5)	$81.9

Nine months ended September 30, 2023
United States Print and Related Services	$1,413.3	$440.8	$38.0	$41.8
International	301.5	14.2	20.2	4.2
Total operating segments	1,714.8	455.0	58.2	46.0
Corporate	—	—	(36.0)	0.8
Total	$1,714.8	$455.0	$22.2	$46.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
Restructuring, impairment and transaction-related charges, net for the three and nine months ended September 30, 2024 and 2023, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net,” and are included in the operating income (loss) results by segment above.

A reconciliation of operating income (loss) to loss before income taxes as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss)	$(4.9)	$13.7	$(0.5)	$22.2
Less: interest expense	17.0	17.7	49.4	51.0
Less: net pension income	(0.2)	(0.5)	(0.6)	(1.3)
Loss before income taxes	$(21.7)	$(3.5)	$(49.3)	$(27.5)

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
Note 18. Assets Held for Sale

Effective during the third quarter of 2024, the Company, having the authority to approve the action, committed to a plan to sell the majority of its European operations as part of an ongoing strategic focus to optimize its business portfolio for growth as a marketing experience company. Accordingly, as of September 30, 2024, the Company has classified the majority of its European operations as held for sale, as required by ASC 360-10 – “Long Lived Assets”. The majority of its European operations primarily consists of all employees and facilities for Quad/Graphics Europe print and ink manufacturing headquartered in Wyszkow, Poland; the Peppermint agency in Warsaw, Poland; and Quad Point of Sale (including Marin’s International SAS), which has locations throughout Europe. The Company’s European operations has historically been included within the International segment and reporting unit.

The following table summarizes the components of the European operations classified as held for sale on the condensed consolidated balance sheet as of September 30, 2024:

September 30, 2024
Cash	$1.4
Receivables, Net	23.2
Inventories	9.6
Prepaid expenses and other current assets	1.4
Included in prepaids and other current assets	$35.6

Property, plant and equipment—net	$30.3
Operating lease right-of-use assets—net	1.9
Other long-term assets	4.5
Included in other long-term assets	$36.7

Accounts payable	$14.6
Other current liabilities	7.9
Short-term debt and current portion of long-term debt	9.9
Current portion of finance lease obligations	1.4
Current portion of operating lease obligations	0.9
Included in other current liabilities	$34.7

Finance lease obligations	$3.6
Operating lease obligations	1.0
Other long-term liabilities	1.0
Included in other long-term liabilities	$5.6

Restructuring reserve (included in other current liabilities)	$38.3

Cumulative translation adjustments (loss) (included in accumulated other comprehensive loss)	$(38.3)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(In millions, except share and per share data and unless otherwise indicated)
The Company recognized non-cash impairment charges of $50.9 million during the third quarter of 2024, to reduce the carrying value of the majority of the European operations to its estimated fair value, including $38.3 million of non-cash impairment of foreign currency translation adjustments and $12.6 million of non-cash impairment of tangible property, plant and equipment. The fair value of the assets held for sale were determined by the Company to be Level 2 under the fair value hierarchy (see Note 10, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs) and were estimated based on expected net proceeds.

On October 22, 2024, the Company announced it entered into a definitive agreement with Germany-based entrepreneurial private capital investment manager Capmont GmbH to sell the majority of the European operations. The expected net proceeds are approximately $32.0 million. The sale is expected to close by December 31, 2024, pending customary regulatory clearances and other closing conditions.

Note 19. New Accounting Pronouncements

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

Note 20. Subsequent Events

Declaration of Quarterly Dividend

On October 21, 2024, the Company declared a quarterly dividend of $0.05 per share, which will be paid on December 6, 2024, to shareholders of record as of November 18, 2024.

See Note 8, “Debt,” and Note 18, “Assets Held for Sale,” for further information on other subsequent events.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2023, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended September 30, 2024, to the three months ended September 30, 2023; and (2) the nine months ended September 30, 2024, to the nine months ended September 30, 2023. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, non-GAAP financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

To provide ongoing improvement in productivity and, ultimately, maximize operating margins, the Company applies holistic continuous improvement and lean enterprise methodologies to further streamline its processes and maximize operating margins. These same methodologies are applied to its selling, general and administrative functions. The Company continually works to lower its cost structure by consolidating manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics synergies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be the high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt reduction. The Company’s disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk. The Company had total liquidity of $255.4 million as of September 30, 2024, which consisted of up to $242.9 million of unused capacity under its revolving credit agreement, which was net of $26.3 million of issued letters of credit, and cash and cash equivalents of $12.5 million. Total liquidity is reduced to $196.1 million under the Company’s most restrictive debt covenants, as defined in the ninth amendment to its Senior Secured Credit Facility, effective October 18, 2024, that contained modifications to certain financial and operational covenants retroactive to September 30, 2024. Quad is proud of its strong and trusted banking relationships, which provide the Company with increased financial flexibility to make strategic investments to accelerate its growth and drive profitability as an MX company.

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision-maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category, are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations and is managed as one integrated platform. This includes print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, as well as other commercial and specialty printed products, along with global paper procurement, and marketing and other complementary services, such as data intelligence and analytics, technology solutions, media planning, placement and optimization, creative strategy and content creation, as well as execution in non-print channels (e.g., digital and broadcast). This segment also includes the manufacture of ink. The United States Print and Related Services segment accounted for approximately 86% and 87% of the Company’s consolidated net sales during the three and nine months ended September 30, 2024, respectively.

•The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Colombia, Mexico and Peru. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 14% and 13% of the Company’s consolidated net sales during the three and nine months ended September 30, 2024, respectively.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations decreased by $19.9 million during the nine months ended September 30, 2024, primarily due to the following: (1) $46.5 million in proceeds from the sale of property, plant and equipment; (2) a $40.4 million reduction in cash and cash equivalents; (3) $22.2 million in proceeds from the sale of an investment; and (4) $14.9 million of debt and finance lease obligations reclassified as held for sale due to the Company’s plan to sell the majority of its European operations, partially offset by the following: (1) $45.9 million in cash used in operating activities; (2) $45.7 million in purchases of property, plant and equipment; and (3) the $7.0 million payment in cash dividends.

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

Integrated distribution with the United States Postal Service (“USPS”) is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. The USPS continues to experience financial problems. The passing of the Postal Service Reform Act of 2022, signed in April 2022, gave the USPS considerable financial relief as well as significant other relief over the next ten years. While the legislative postal reform helps considerably, without decreased operational cost structures, increased efficiencies or increased volumes and revenues, these losses are expected continue into the future. As a result of these financial difficulties, the USPS has continued to adjust its postal rates and service levels. In September 2024, the USPS held a pre-filing conference to further reduce service standards. These changes will require an advisory opinion from the Postal Regulatory Commission (“PRC”) and the changes would not take effect until sometime in 2025. The USPS has also recently announced that it will not propose a price increase for January 2025. However, the available rate authority will roll forward to July 2025, and it is possible that additional postage price increases may be proposed. With postage increases that continue to exceed the Consumer Price Index (“CPI”), clients will continue to reduce mail volumes and explore the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet, digital and mobile channels and other alternative media channels, in order to ensure that they stay within their expected postage budgets.

Federal statute requires the PRC to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC authorized a five year rate-making structure that provides the USPS with additional pricing flexibility over the CPI cap, which has resulted in a substantially altered rate structure for mailers. The revised rate authority that is effective as a result of the rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. The USPS has used these additional rate authorities to implement twice a year increases. As noted, the USPS has announced they will forgo a price increase for January 2025, but they have also stated that they plan to continue twice a year price increases into the future. This will continue to lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. Given the significant amount of concern that has been expressed by the mailing industry, in April 2024, the PRC opened a proceeding to start the next rate system review, which is still underway. The Company believes the continued use of all available rate authority by the USPS will continue to increase the potential volume declines as rate predictability with respect to cost is no longer known for mailers.

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

Results of Operations for the Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023

Summary Results

The Company’s operating income (loss), operating margin, net loss (computed using a 25% normalized tax rate for all items subject to tax) and diluted loss per share for the three months ended September 30, 2024, changed from the three months ended September 30, 2023, as follows (dollars in millions, except margin and per share data):

	Operating Income (Loss)	Operating Margin	Net Loss	Diluted Loss Per Share
For the Three Months Ended September 30, 2023	$13.7	2.0%	$(2.7)	$(0.06)
Restructuring, impairment and transaction-related charges, net (1)	(28.1)	(4.2)%	(21.1)	(0.44)
Other operating income elements (2)	9.5	1.5%	7.1	0.15
Operating Loss	(4.9)	(0.7)%	(16.7)	(0.35)
Interest expense (3)	N/A	N/A	0.5	0.01
Net pension income (4)	N/A	N/A	(0.2)	(0.01)
Income taxes (5)	N/A	N/A	(8.3)	(0.17)

For the Three Months Ended September 30, 2024	$(4.9)	(0.7)%	$(24.7)	$(0.52)
______________________________
(1)Restructuring, impairment and transaction-related charges, net increased $28.1 million ($21.1 million, net of tax), to $39.3 million during the three months ended September 30, 2024, and included the following:

a.A $0.6 million increase in employee termination charges from $1.6 million during the three months ended September 30, 2023, to $2.2 million during the three months ended September 30, 2024;

b.A $47.0 million increase in impairment charges from $5.2 million during the three months ended September 30, 2023, to $52.2 million during the three months ended September 30, 2024;

c.A $0.4 million increase in transaction-related charges from $0.5 million during the three months ended September 30, 2023, to $0.9 million during the three months ended September 30, 2024;
d.A $0.1 million increase in integration costs from zero during the three months ended September 30, 2023, to $0.1 million during the three months ended September 30, 2024;

e.A $20.0 million decrease in various other restructuring charges from $3.9 million of expense during the three months ended September 30, 2023, to $16.1 million of income during the three months ended September 30, 2024.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements increased $9.5 million ($7.1 million, net of tax) primarily due to the following: (1) impacts from improved manufacturing productivity; (2) a $7.6 million decrease in depreciation and amortization expense; and (3) savings from other cost reduction initiatives, partially offset by the impact from a $5.9 million increase in selling, general and administrative expenses.

(3)Interest expense decreased $0.7 million ($0.5 million, net of tax) during the three months ended September 30, 2024, to $17.0 million. This change was due to lower average debt levels and a $0.6 million decrease in interest expense related to the interest rate swaps, partially offset by a higher weighted average interest rate on borrowings in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

(4)Net pension income decreased $0.3 million ($0.2 million, net of tax) during the three months ended September 30, 2024, to $0.2 million. This was due to a $0.4 million decrease from the expected long-term return on pension plan assets and a $0.2 million increase in the amortization of actuarial loss, partially offset by a $0.3 million decrease from interest cost on pension plan liabilities during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

(5)The $8.3 million increase in income tax expense as calculated in the following table is primarily due to the following: (1) an $8.0 million increase from non-deductible impairment charges related to foreign investments; (2) a $1.0 million increase in state income tax expense; (3) a $0.9 million increase from valuation allowance reserves; and (4) a $0.7 million increase from the impact of non-deductible expenses, partially offset by a $2.4 million decrease from income from foreign branches.

	Three Months Ended September 30,
	2024	2023	$ Change
	(dollars in millions)
Loss before income taxes	$(21.7)	$(3.5)	$(18.2)
Normalized tax rate	25.0%	25.0%
Income tax benefit at normalized tax rate	(5.4)	(0.9)	(4.5)

Income tax expense (benefit) from the condensed consolidated statements of operations	3.0	(0.8)	3.8

Impact of income taxes	$8.4	$0.1	$8.3

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2024	% of Sales	2023	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$529.8	78.5%	$547.0	78.1%	$(17.2)	(3.1)%
Services	145.0	21.5%	153.2	21.9%	(8.2)	(5.4)%
Total net sales	674.8	100.0%	700.2	100.0%	(25.4)	(3.6)%
Cost of sales:
Products	439.0	65.1%	464.7	66.4%	(25.7)	(5.5)%
Services	88.6	13.1%	96.1	13.7%	(7.5)	(7.8)%
Total cost of sales	527.6	78.2%	560.8	80.1%	(33.2)	(5.9)%
Selling, general & administrative expenses	88.4	13.1%	82.5	11.8%	5.9	7.2%
Depreciation and amortization	24.4	3.6%	32.0	4.5%	(7.6)	(23.8)%
Restructuring, impairment and transaction-related charges, net	39.3	5.8%	11.2	1.6%	28.1	250.9%
Total operating expenses	679.7	100.7%	686.5	98.0%	(6.8)	(1.0)%
Operating income (loss)	$(4.9)	(0.7)%	$13.7	2.0%	$(18.6)	(135.8)%

Net Sales

Product sales decreased $17.2 million, or 3.1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $21.6 million decrease from paper sales and $1.7 million in unfavorable foreign exchange impacts, partially offset by a $6.1 million increase in sales in the Company’s print product lines.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $8.2 million, or 5.4%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $7.2 million decrease in marketing services and medical services and a $1.0 million decrease in logistics sales.

Cost of Sales

Cost of product sales decreased $25.7 million, or 5.5%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the following: (1) a decrease in paper costs; (2) impacts from improved manufacturing productivity; and (3) other cost reduction initiatives.

Cost of service sales decreased $7.5 million, or 7.8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the impact from lower marketing services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.9 million, or 7.2%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the following: (1) $1.7 million in favorable contractual and property terminations that occurred in 2023 that did not reoccur in 2024; (2) a $1.5 million increase from unfavorable foreign exchange impacts; (3) a $0.7 million increase in selling-related costs; (4) a $0.6 million increase in professional fees; and (5) a $0.4 million increase in employee-related costs. Selling, general and administrative expenses as a percentage of net sales increased to 13.1% for the three months ended September 30, 2024, compared to 11.8% for the three months ended September 30, 2023.

Depreciation and Amortization

Depreciation and amortization decreased $7.6 million, or 23.8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to a $4.5 million decrease in depreciation expense, primarily due to impacts from plant closures and from property, plant and equipment becoming fully depreciated over the past year, and a $3.1 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net increased $28.1 million, or 250.9%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the following:

	Three Months Ended September 30,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$2.2	$1.6	$0.6
Impairment charges (a)	52.2	5.2	47.0
Transaction-related charges	0.9	0.5	0.4
Integration costs	0.1	—	0.1
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	3.8	3.8	—
Equipment and infrastructure removal costs	0.4	0.1	0.3
Gain on the sale of a facility (b)	(20.5)	—	(20.5)
Other restructuring activities	0.2	—	0.2
Other restructuring charges (income)	(16.1)	3.9	(20.0)
Total restructuring, impairment and transaction-related charges, net	$39.3	$11.2	$28.1
______________________________
(a)Includes $52.2 million and $5.2 million of impairment charges during the three months ended September 30, 2024 and 2023, respectively, which consisted of $50.9 million of impairment to reduce the carrying value of the majority of the European operations to fair value, including $38.3 million for foreign currency translation adjustments and $12.6 million for property, plant and equipment in 2024, $4.4 million for software licensing and related implementation costs from a terminated project in 2023, $0.8 million for operating lease right-of-use assets in 2024, $0.6 million for property in 2023, and $0.5 million and $0.2 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

(b)Includes a $20.5 million gain on the sale of the Saratoga Springs, New York facility during the three months ended September 30, 2024.

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

EBITDA and EBITDA margin for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, were as follows:

	Three Months Ended September 30,
	2024	% of Net Sales	2023	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$19.7	2.9%	$46.2	6.6%

EBITDA decreased $26.5 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to $28.1 million of increased restructuring, impairment and transaction-related charges, net, and the impact from lower marketing services sales, partially offset by impacts from improved manufacturing productivity and savings from other cost reduction initiatives.

A reconciliation of EBITDA to net loss for the three months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended September 30,
	2024	2023
	(dollars in millions)
Net loss (1)	$(24.7)	$(2.7)
Interest expense	17.0	17.7
Income tax expense (benefit)	3.0	(0.8)
Depreciation and amortization	24.4	32.0
EBITDA (non-GAAP)	$19.7	$46.2
______________________________
(1)Net loss included the following:
a.Restructuring, impairment and transaction-related charges of $39.3 million and $11.2 million for the three months ended September 30, 2024 and 2023, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$438.8	$459.5	$(20.7)	(4.5)%
Services	140.3	148.5	(8.2)	(5.5)%
Operating income (including restructuring, impairment and transaction-related charges, net)	51.2	18.9	32.3	170.9%
Operating margin	8.8%	3.1%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$(12.7)	$10.7	$(23.4)	nm

Net Sales

Product sales for the United States Print and Related Services segment decreased $20.7 million, or 4.5%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $22.3 million decrease from paper sales, partially offset by a $1.6 million increase in sales in the Company’s print product lines.

Service sales for the United States Print and Related Services segment decreased $8.2 million, or 5.5%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $7.0 million decrease in marketing services and medical services and a $1.2 million decrease in logistics sales.

Operating Income

Operating income for the United States Print and Related Services segment increased $32.3 million, or 170.9%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the following: (1) a $23.4 million decrease in restructuring, impairment and transaction-related charges, net; (2) a $7.1 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives, partially offset by the impact from decreased marketing services sales.

Operating margin for the United States Print and Related Services segment increased to 8.8% for the three months ended September 30, 2024, from 3.1% for the three months ended September 30, 2023, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the United States Print and Related Services segment decreased $23.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the following:

	Three Months Ended September 30,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$2.2	$1.5	$0.7
Impairment charges (a)	1.2	5.2	(4.0)
Integration costs	0.1	—	0.1
Other restructuring charges (income) (b)	(16.2)	4.0	(20.2)
Total restructuring, impairment and transaction-related charges, net	$(12.7)	$10.7	$(23.4)
______________________________
(a)Includes $1.2 million and $5.2 million of impairment charges during the three months ended September 30, 2024 and 2023, respectively, which consisted of $4.4 million for software licensing and related implementation costs from a terminated project in 2023, $0.8 million for operating lease right-of-use assets in 2024, $0.6 million for property in 2023, and $0.4 million and $0.2 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

(b)Includes a $20.5 million gain on the sale of the Saratoga Springs, New York facility during the three months ended September 30, 2024.

International

The following table summarizes net sales, operating income (loss), operating margin, certain items impacting comparability within the International segment:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$91.0	$87.5	$3.5	4.0%
Services	4.7	4.7	—	—%
Operating income (loss) (including restructuring, impairment and transaction-related charges, net)	(46.5)	4.2	(50.7)	nm
Operating margin	(48.6)%	4.6%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$51.9	$0.6	$51.3	nm

Net Sales

Product sales for the International segment increased $3.5 million, or 4.0%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $4.5 million increase in print product volume and pricing, mainly in Mexico and a $0.7 million increase in paper sales, partially offset by $1.7 million in unfavorable foreign exchange impacts, primarily in Colombia and Mexico.

Service sales for the International segment were $4.7 million for the three months ended September 30, 2024 and 2023. The Company’s logistics sales increase of $0.2 million was offset by a $0.2 million decrease in marketing service sales.

Operating Income (Loss)

Operating income (loss) for the International segment decreased $50.7 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $51.3 million increase in restructuring, impairment and transaction-related charges, net, partially offset by a $0.6 million increase in operating income from increased print product volume, mainly in Mexico.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the International segment increased $51.3 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the following:

	Three Months Ended September 30,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$—	$0.1	$(0.1)
Impairment charges	51.0	—	51.0
Transaction-related charges	0.8	0.4	0.4
Other restructuring charges	0.1	0.1	—
Total restructuring, impairment and transaction-related charges, net	$51.9	$0.6	$51.3
______________________________
(a)Includes $50.9 million of impairment charges to reduce the carrying value of the majority of the European operations to fair value, including $38.3 million for foreign currency translation adjustments and $12.6 million for property, plant and equipment, and $0.1 million for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, during the three months ended September 30, 2024. There were no impairment charges during the three months ended September 30, 2023.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges, net)	$9.6	$9.4	$0.2	2.1%
Restructuring, impairment and transaction-related charges, net	0.1	(0.1)	0.2	nm

Operating Expenses

Corporate operating expenses increased $0.2 million, or 2.1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $0.2 million increase in restructuring, impairment and transaction-related charges, net.

Restructuring, Impairment and Transaction Related Charges, Net

Corporate restructuring, impairment and transaction-related charges, net were $0.1 million of expense during the three months ended September 30, 2024, compared to $0.1 million of income during the three months ended September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023

Summary Results

The Company’s operating income (loss), operating margin, net loss (computed using a 25% normalized tax rate for all items subject to tax) and diluted loss per share for the nine months ended September 30, 2024, changed from the nine months ended September 30, 2023, as follows (dollars in millions, except margin and per share data):

	Operating Income (Loss)	Operating Margin	Net Loss	Diluted Loss Per Share
For the nine months ended September 30, 2023	$22.2	1.0%	$(33.4)	$(0.68)
Restructuring, impairment and transaction-related charges, net (1)	(35.1)	(2.0)%	(26.3)	(0.58)
Other operating income elements (2)	12.4	1.0%	9.3	0.22
Operating Loss	(0.5)	—%	(50.4)	(1.04)
Interest expense (3)	N/A	N/A	1.2	—
Net pension income (4)	N/A	N/A	(0.6)	(0.01)
Income taxes (5)	N/A	N/A	(5.8)	(0.12)
For the nine months ended September 30, 2024	$(0.5)	—%	$(55.6)	$(1.17)
______________________________
(1)Restructuring, impairment and transaction-related charges, net increased $35.1 million ($26.3 million, net of tax), to $81.9 million during the nine months ended September 30, 2024, and included the following:

a.A $2.5 million increase in employee termination charges from $16.6 million during the nine months ended September 30, 2023, to $19.1 million during the nine months ended September 30, 2024;

b.A $50.1 million increase in impairment charges from $15.8 million during the nine months ended September 30, 2023, to $65.9 million during the nine months ended September 30, 2024;

c.A $0.7 million increase in transaction-related charges from $1.1 million during the nine months ended September 30, 2023, to $1.8 million during the nine months ended September 30, 2024;

d.A $0.7 million decrease in integration costs from $1.0 million during the nine months ended September 30, 2023, to $0.3 million during the nine months ended September 30, 2024;

e.A $17.5 million decrease in various other restructuring charges from $12.3 million of expense during the nine months ended September 30, 2023, to $5.2 million of income during the nine months ended September 30, 2024.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements increased $12.4 million ($9.3 million, net of tax impact) during the nine months ended September 30, 2024, primarily due to the following: (1) a $18.3 million decrease in depreciation and amortization expense; (2) impacts from improved manufacturing productivity; and (3) savings from other cost reduction initiatives, partially offset by print volume decreases and a $5.2 million increase in selling, general and administrative expenses.

(3)Interest expense decreased $1.6 million ($1.2 million, net of tax) during the nine months ended September 30, 2024, to $49.4 million. This was primarily due to lower average debt levels and a $1.0 million decrease in interest expense related to the interest rate swap, partially offset by higher weighted average interest rates on borrowings in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

(4)Net pension income decreased $0.7 million ($0.6 million, net of tax) during the nine months ended September 30, 2024, to $0.6 million. This was due to a $1.4 million decrease from the expected long-term return on pension plan assets and a $0.2 million increase in the amortization of actuarial loss, partially offset by a $0.9 million decrease from interest cost on pension plan liabilities.

(5)The $5.8 million increase in income tax expense as calculated in the following table is primarily due to the following: (1) an $8.0 million increase from non-deductible impairment charges related to foreign investments; (2) a $1.7 million increase from valuation allowance reserves; and (3) a $1.2 million increase in state income tax expense. These increases are partially offset by the following: (1) a $1.9 million decrease from differences in foreign statutory income tax rates; (2) $1.0 million decrease from income from foreign branches; (3) an $0.8 million decrease from the impact of non-deductible expenses; and (4) an $0.8 million decrease in the Company’s liability for audit assessments and unrecognized tax benefits.

	Nine Months Ended September 30,
	2024	2023	$ Change
	(dollars in millions)
Loss before income taxes	$(49.3)	$(27.5)	$(21.8)
Normalized tax rate	25.0%	25.0%
Income tax benefit at normalized tax rate	(12.3)	(6.9)	(5.4)

Income tax expense from the condensed consolidated statements of operations	6.3	5.9	0.4

Impact of income taxes	$18.6	$12.8	$5.8

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2024	% of Sales	2023	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$1,534.6	78.1%	$1,714.8	79.0%	$(180.2)	(10.5)%
Services	429.2	21.9%	455.0	21.0%	(25.8)	(5.7)%
Total net sales	1,963.8	100.0%	2,169.8	100.0%	(206.0)	(9.5)%
Cost of sales:
Products	1,273.6	64.9%	1,457.4	67.2%	(183.8)	(12.6)%
Services	269.2	13.7%	290.7	13.4%	(21.5)	(7.4)%
Total cost of sales	1,542.8	78.6%	1,748.1	80.6%	(205.3)	(11.7)%
Selling, general & administrative expenses	260.2	13.2%	255.0	11.8%	5.2	2.0%
Depreciation and amortization	79.4	4.0%	97.7	4.4%	(18.3)	(18.7)%
Restructuring, impairment and transaction-related charges, net	81.9	4.2%	46.8	2.2%	35.1	75.0%
Total operating expenses	1,964.3	100.0%	2,147.6	99.0%	(183.3)	(8.5)%
Operating income (loss)	$(0.5)	—%	$22.2	1.0%	$(22.7)	(102.3)%

Net Sales

Product sales decreased $180.2 million, or 10.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a $107.9 million decrease from paper sales and a $73.5 million decrease in sales in the Company’s print product lines, mainly due to decreased print volumes and a higher mix of lower unit price gravure versus offset print in our magazine and catalog print offerings, partially offset by $1.2 million in favorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $25.8 million, or 5.7%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a $23.7 million decrease in marketing services and medical services and a $2.1 million decrease in logistics sales from lower print volumes.

Cost of Sales

Cost of product sales decreased $183.8 million, or 12.6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the following: (1) a decrease in paper costs; (2) the impact from lower print volumes; (3) impacts from improved manufacturing productivity; and (4) other cost reduction initiatives.

Cost of service sales decreased $21.5 million, or 7.4%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the impact from lower marketing services and decreased freight volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.2 million, or 2.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the following: (1) a $7.5 million increase from unfavorable foreign exchange impacts; (2) $3.9 million in retention credits and unclaimed property recoveries that occurred in 2023 than did not reoccur in 2024; (3) $1.7 million in favorable contractual and property terminations that occurred in 2023 that did not reoccur in 2024; and (4) a $0.9 million increase in selling-related costs, partially offset by the following: (1) a $4.1 million gain on the sale of an investment in 2024; (2) a $3.2 million decrease in employee-related costs; (3) a $1.7 million increase from the gain on the sale of property, plant and equipment; and (4) a $0.9 million decrease in credit loss expense. Selling, general and administrative expenses as a percentage of net sales increased to 13.2% for the nine months ended September 30, 2024, compared to 11.8% for the nine months ended September 30, 2023.

Depreciation and Amortization

Depreciation and amortization decreased $18.3 million, or 18.7%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to a $10.9 million decrease in depreciation expense, primarily due to impacts from plant closures and from property, plant and equipment becoming fully depreciated over the past year, and a $7.4 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net increased $35.1 million, or 75.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the following:

	Nine Months Ended September 30,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$19.1	$16.6	$2.5
Impairment charges (a)	65.9	15.8	50.1
Transaction-related charges	1.8	1.1	0.7
Integration costs	0.3	1.0	(0.7)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	13.2	11.2	2.0
Equipment and infrastructure removal costs	1.7	0.6	1.1
Gain on the sale of a facility (b)	(20.5)	—	(20.5)
Other restructuring activities	0.4	0.5	(0.1)
Other restructuring charges (income)	(5.2)	12.3	(17.5)
Total restructuring, impairment and transaction-related charges, net	$81.9	$46.8	$35.1
______________________________
(a)Includes $65.9 million and $15.8 million of impairment charges during the nine months ended September 30, 2024 and 2023, respectively, which consisted of $50.9 million of impairment to reduce the carrying value of the majority of the European operations to fair value, including $38.3 million for foreign currency translation adjustments and $12.6 million for property, plant and equipment in 2024, $11.9 million and $9.8 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, $4.4 million for software licensing and related implementation costs from a terminated project in 2023, $3.1 million for operating lease right-of-use assets in 2024, and $1.6 million for property in 2023.
(b)Includes a $20.5 million gain on the sale of the Saratoga Springs, New York facility during the nine months ended September 30, 2024.

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

EBITDA and EBITDA margin for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, were as follows:

	Nine Months Ended September 30,
	2024	% of Net Sales	2023	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$79.5	4.0%	$121.2	5.6%

EBITDA decreased $41.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to $35.1 million of increased restructuring, impairment and transaction-related charges, net and impacts from lower print volumes and marketing services sales, partially offset by impacts from improved manufacturing productivity and savings from other cost reduction initiatives.

A reconciliation of EBITDA to net loss for the nine months ended September 30, 2024 and 2023, was as follows:

	Nine Months Ended September 30,
	2024	2023
	(dollars in millions)
Net loss (1)	$(55.6)	$(33.4)
Interest expense	49.4	51.0
Income tax expense	6.3	5.9
Depreciation and amortization	79.4	97.7
EBITDA (non-GAAP)	$79.5	$121.2
______________________________
(1)Net loss included the following:
a.Restructuring, impairment and transaction-related charges, net of $81.9 million and $46.8 million for the nine months ended September 30, 2024 and 2023, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$1,286.6	$1,413.3	$(126.7)	(9.0)%
Services	415.7	440.8	(25.1)	(5.7)%
Operating income (including restructuring, impairment and transaction-related charges, net)	75.3	38.0	37.3	98.2%
Operating margin	4.4%	2.0%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$28.2	$41.8	$(13.6)	(32.5)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $126.7 million, or 9.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a $71.3 million decrease in paper sales and a $55.4 million decrease in sales in the Company’s print product lines, mainly due to decreased print volumes and a higher mix of lower unit price gravure versus offset print in our magazine and catalog print offerings.

Service sales for the United States Print and Related Services segment decreased $25.1 million, or 5.7%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a $23.5 million decrease in marketing services and medical services and a $1.6 million decrease in logistics sales from lower print volumes.

Operating Income

Operating income for the United States Print and Related Services segment increased $37.3 million, or 98.2%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the following: (1) a $13.6 million decrease in restructuring, impairment and transaction-related charges, net; (2) a $16.8 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives; partially offset by the impact from decreased print volumes and marketing services sales.

The operating margin for the United States Print and Related Services segment increased to 4.4% for the nine months ended September 30, 2024, compared to 2.0% for the nine months ended September 30, 2023, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the United States Print and Related Services segment decreased $13.6 million, or 32.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the following:

	Nine Months Ended September 30,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$18.5	$16.1	$2.4
Impairment charges (a)	14.8	13.8	1.0
Integration costs	0.3	—	0.3
Other restructuring charges (income) (b)	(5.4)	11.9	(17.3)
Total restructuring, impairment and transaction-related charges, net	$28.2	$41.8	$(13.6)
______________________________
(a)Includes $14.8 million and $13.8 million of impairment charges during the nine months ended September 30, 2024 and 2023, respectively, which consisted of $11.7 million and $7.8 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, $4.4 million for software licensing and related implementation costs from a terminated project in 2023, $3.1 million for operating lease right-of-use assets in 2024, and $1.6 million for property in 2023.

(b)Includes a $20.5 million gain on the sale of the Saratoga Springs, New York facility during the nine months ended September 30, 2024.

International

The following table summarizes net sales, operating income (loss), operating margin, and certain items impacting comparability within the International segment:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$248.0	$301.5	$(53.5)	(17.7)%
Services	13.5	14.2	(0.7)	(4.9)%
Operating income (loss) (including restructuring, impairment and transaction-related charges, net)	(40.8)	20.2	(61.0)	nm
Operating margin	(15.6)%	6.4%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$53.5	$4.2	$49.3	nm

Net Sales

Product sales for the International segment decreased $53.5 million, or 17.7%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to a $36.6 million decrease in paper sales and an $18.1 million decrease in print volume, primarily in Europe and Mexico, partially offset by $1.2 million in favorable foreign exchange impacts, primarily in Colombia.

Service sales for the International segment decreased $0.7 million, or 4.9%, for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023, primarily due to a $0.5 million decrease in logistics sales and a $0.2 million decrease in marketing services.

Operating Income (Loss)

Operating income (loss) for the International segment decreased $61.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a $49.3 million increase in restructuring, impairment and transaction-related charges, net and an $11.7 million decrease in operating income from decreased print product volume, primarily in Mexico, Peru and Colombia.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the International segment increased $49.3 million, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the following:

	Nine Months Ended September 30,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$0.6	$0.2	$0.4
Impairment charges (a)	51.1	2.0	49.1
Transaction-related charges	1.6	0.4	1.2
Integration costs	—	1.0	(1.0)
Other restructuring charges	0.2	0.6	(0.4)
Total restructuring, impairment and transaction-related charges, net	$53.5	$4.2	$49.3
______________________________
(a)Includes $50.9 million of impairment charges to reduce the carrying value of the majority of the European operations to fair value, including $38.3 million for foreign currency translation adjustments and $12.6 million for property, plant and equipment during 2024; and $0.2 million and $2.0 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, during the nine months ended September 30, 2024 and 2023.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges, net)	$35.0	$36.0	$(1.0)	(2.8)%
Restructuring, impairment and transaction-related charges, net	0.2	0.8	(0.6)	(75.0)%

Operating Expenses

Corporate operating expenses decreased $1.0 million, or 2.8%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to a $0.6 million decrease in restructuring, impairment and transaction-related charges, net and a $0.5 million decrease in employee-related costs.

Restructuring, Impairment and Transaction-Related Charges, Net

Corporate restructuring, impairment and transaction-related charges, net decreased $0.6 million, or 75.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the following:

	Nine Months Ended September 30,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$—	$0.3	$(0.3)
Transaction-related charges	0.2	0.7	(0.5)
Other restructuring charges (income)	—	(0.2)	0.2
Total restructuring, impairment and transaction-related charges, net	$0.2	$0.8	$(0.6)

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $255.4 million as of September 30, 2024, which consisted of up to $242.9 million of unused capacity under its revolving credit agreement, which was net of $26.3 million of issued letters of credit, and cash and cash equivalents of $12.5 million. Total liquidity is reduced to $196.1 million under the Company’s most restrictive debt covenants, as defined in the ninth amendment to its Senior Secured Credit Facility, effective October 18, 2024, that contained modifications to certain financial and operational covenants retroactive to September 30, 2024. There were $73.3 million of borrowings under the $342.5 million revolving credit facility as of September 30, 2024.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements for both the next 12 months and beyond.

Net Cash Provided by (Used in) Operating Activities

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Net cash used in operating activities increased $87.0 million, from $41.1 million provided by operating activities for the nine months ended September 30, 2023, to $45.9 million used in operating activities for the nine months ended September 30, 2024. This increase was due to a $71.9 million increase in cash flows used in changes in operating assets and liabilities and a $15.1 million decrease in cash from earnings.

Net Cash Provided by (Used in) Investing Activities

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Net cash provided by investing activities increased $79.3 million, from $57.4 million used in investing activities for the nine months ended September 30, 2023, to $21.9 million provided by investing activities for the nine months ended September 30, 2024. The increase was primarily due to the following: (1) a $38.6 million increase in proceeds from the sale of property, plant, and equipment; (2) a $22.2 million increase in proceeds from the sale of an investment; (3) a $13.8 million decrease in purchases of property, plant and equipment; (4) a $3.6 million decrease in cash used in other investing activities; (5) a $0.6 million decrease in loan to an unconsolidated entity; and (6) a $0.5 million decrease in cost investment in unconsolidated entities.

Net Cash Provided by (Used in) Financing Activities

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Net cash used in financing activities increased $18.4 million, from $2.1 million provided by financing activities for the nine months ended September 30, 2023, to $16.3 million used in financing activities for the nine months ended September 30, 2024. The increase was primarily due to the following: (1) a $21.6 million decrease in net borrowings of debt and lease obligations; (2) a $6.9 million increase in the payment of cash dividends; and (3) a $0.4 million increase in equity awards redeemed to pay employees’ tax obligations. These increases were partially offset by a $10.2 million decrease in cash used for the purchase of treasury stock and a $0.3 million decrease in cash used for other financing activities.

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

Free Cash Flow for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was as follows:

	Nine Months Ended September 30,
	2024	2023
	(dollars in millions)
Net cash provided by (used in) operating activities	$(45.9)	$41.1

Less: purchases of property, plant and equipment	45.7	59.5

Free Cash Flow (non-GAAP)	$(91.6)	$(18.4)

Free Cash Flow decreased $73.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an $87.0 million increase in net cash used in operating activities, partially offset by a $13.8 million decrease in capital expenditures. See the “Net Cash Provided by (Used In) Operating Activities” section above for further explanations of the change in operating cash flows.

Debt Leverage Ratio

The Debt Leverage Ratio is defined as total debt and finance lease obligations less cash and cash equivalents (Net Debt) divided by the trailing twelve months Adjusted EBITDA, comprised of the sum of the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net loss to EBITDA in the “Results of Operations” section above) and restructuring, impairment and transaction-related charges, net.

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

The Debt Leverage Ratio at September 30, 2024, and December 31, 2023, was as follows:

	September 30, 2024		December 31, 2023
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$502.8		$522.7
Less: Cash and cash equivalents	12.5		52.9
Net Debt (non-GAAP)	$490.3		$469.8

Divided by: Adjusted EBITDA (non-GAAP)	227.1		$233.7

Debt Leverage Ratio—Net Debt (non-GAAP)	2.16	x	2.01	x

The calculation of Adjusted EBITDA for the trailing twelve months ended September 30, 2024, and December 31, 2023, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Nine Months Ended
	December 31, 2023 (1)	September 30, 2024	September 30, 2023	September 30, 2024
Net loss	$(55.4)	$(55.6)	$(33.4)	$(77.6)
Interest expense	70.0	49.4	51.0	68.4
Income tax expense	12.8	6.3	5.9	13.2
Depreciation and amortization	128.8	79.4	97.7	110.5
EBITDA (non-GAAP)	$156.2	$79.5	$121.2	$114.5
Restructuring, impairment and transaction-related charges, net	77.5	81.9	46.8	112.6
Adjusted EBITDA (non-GAAP)	$233.7	$161.4	$168.0	$227.1
______________________________
(1)Financial information for the year ended December 31, 2023, is included as reported in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024.

The Debt Leverage Ratio at September 30, 2024, increased 0.15x, compared to December 31, 2023, primarily due to a $20.5 million increase in Net Debt and a $6.6 million reduction in trailing twelve months Adjusted EBITDA. The Debt Leverage Ratio at September 30, 2024, is within management’s desired target Debt Leverage Ratio range of 1.75x to 2.25x; however, the Company will operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Debt Obligations

As of September 30, 2024, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility ($73.3 million outstanding as of September 30, 2024); and

◦Term Loan A ($403.9 million outstanding as of September 30, 2024);

•Master Note and Security Agreement ($1.5 million outstanding as of September 30, 2024).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2024, in accordance with the ninth amendment to its Senior Secured Credit Facility, effective October 18, 2024, that contained modifications to certain financial and operation covenants retroactive to September 30, 2024:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2024, the Company’s Total Leverage Ratio was 2.22 to 1.00).

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024 (for the twelve months ended September 30, 2024, the Company’s Senior Secured Leverage Ratio was 2.19 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2024, the Company’s Interest Coverage Ratio was 4.07 to 1.00).

The Company was in compliance with all financial covenants in its debt agreements as of September 30, 2024. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of September 30, 2024, was 2.22 to 1.00, the limitations described above are not currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are not currently applicable, as the Company’s Senior Secured Leverage Ratio was 2.19 to 1.00 and the Total Net Leverage Ratio was 2.19 to 1.00, as of September 30, 2024.

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

There were no share repurchases during the three and nine months ended September 30, 2024, and the following repurchases occurred during the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Shares of Class A common stock	952,057	2,360,105
Weighted average price per share	$5.47	$4.33
Total repurchases during the period (in millions)	$5.2	$10.2

As of September 30, 2024, there were $77.5 million of authorized repurchases remaining under the program.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at September 30, 2024, was primarily comprised of $403.9 million outstanding on the Term Loan A. As of September 30, 2024, there was also $73.3 million outstanding on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt, the Company entered into two $75.0 million interest rate collars in February 2023, and a $50.0 million interest rate swap in April 2024, and has classified $200.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $200.0 million interest rate hedges of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $296.2 million (including debt classified as held-for-sale) at a current weighted average interest rate of 7.9% and fixed rate debt and finance leases outstanding of $221.5 million (including debt and finance leases classified as held-for-sale) at a current weighted average interest rate of 7.5% as of September 30, 2024. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would not have a material impact on the Company’s interest expense. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2024, by approximately $0.3 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s condensed consolidated balance sheets. As of September 30, 2024, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $89.6 million. The potential decrease in net current assets as of September 30, 2024, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $9.0 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $21.3 million and $25.7 million as of September 30, 2024 and December 31, 2023.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three and nine months ended September 30, 2024, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no shares repurchased during the three months ended September 30, 2024. As of September 30, 2024, there were $77.5 million of authorized repurchases remaining under the program.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 5.    Other Information

During the quarter ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	October 29, 2024	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2024	By:	/s/ Anthony C. Staniak
Anthony C. Staniak
Chief Financial Officer
(Principal Financial Officer)