Form 10-K
period 2024-12-31
Quad/Graphics, Inc.
filed 2025-02-21
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the class A common stock (based on the closing price of $5.45 per share on the New York Stock Exchange) on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $169,029,977. The registrant’s class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of January 31, 2025
Class A Common Stock	39,085,712
Class B Common Stock	13,261,983
Class C Common Stock	—
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

QUAD/GRAPHICS, INC.
FORM 10-K INDEX
For the Year Ended December 31, 2024

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

•The impact of increases in its operating costs, including the cost and availability of raw materials (such as paper, ink components and other materials), inventory, parts for equipment, labor, fuel and other energy costs and freight rates;

•The impact of changes in postal rates, service levels or regulations;

•The impact macroeconomic conditions, including inflation and elevated interest rates, as well as postal rate increases, tariffs, trade restrictions, cost pressures and the price and availability of paper, have had, and may continue to have, on the Company’s business, financial condition, cash flows and results of operations (including future uncertain impacts);

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

•The impact of significant capital expenditures and investments that may be needed to sustain and grow the Company’s platforms, processes, systems, client and product technology, marketing and talent, to remain technologically and economically competitive, and to adapt to future changes, such as artificial intelligence;

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

PART I

Item 1.    Business

Overview

Quad is a marketing experience (MX) company that simplifies the complexities of marketing, removing friction from wherever it occurs along the marketing journey. Its results-driven approach enables stronger marketing operations that lead to real, repeatable success for clients. The Company does this through its MX Solutions Suite, which is flexible, scalable and connected. Quad tailors its solutions to each client’s objectives, driving cost efficiencies, improving speed to market, strengthening marketing effectiveness and delivering value on investments.

Quad’s footprint spans 14 countries, with 86 global facilities inclusive of 38 manufacturing and distribution facilities. The Company supports a diverse base of approximately 2,500 clients, including industry-leading blue-chip companies that serve both businesses and consumers across multiple industry verticals, with a particular focus on commerce, including retail, consumer packaged goods and direct-to-consumer; financial services; and health. Quad prides itself on its long-standing relationships, with its largest clients averaging more than 24 years in duration. In 2024, its 10 largest clients accounted for approximately 20% of consolidated sales, with none representing more than 5% individually.

Quad was founded in Pewaukee, Wisconsin, as a Wisconsin corporation, in 1971 by the late Harry V. Quadracci. For many years, the Company operated as Quad/Graphics and focused on commercial printing. It grew rapidly and built a premier print manufacturing and distribution platform. Beginning in 2018, the Company accelerated its transformation to an MX company through strategic investments in marketing services, talent and technology, and, in 2019, evolved its brand from Quad/Graphics to Quad. Today, Quad is one of the nation’s largest marketing services providers. With the strength of its Rise media agency and its Betty creative agency, Quad ranks as one of the largest agency companies in the U.S. according to Ad Age (2024). Its robust manufacturing platform also ranks it as one of the largest commercial printers in North America, according to Printing Impressions (2024).

Quad’s unique engagement model complements brands’ way of working. Whether as a full-service marketing partner, an outsourced extension of a marketing department, or executional support for an agency, Quad’s depth of expertise, breadth of integrated capabilities and expansive reach empower brands to:

•Unlock actionable audience insights to identify consumer passions, optimize marketing strategies and enhance campaign precision.

•Deliver creative quality at scale with cohesive, impactful brand experiences across all channels.

•Streamline production complexity across the marketing supply chain, reducing costs, boosting efficiency and accelerating speed-to-market.

•Drive omnichannel effectiveness with cross-channel activations that engage consumers at home, in-store and online.

•Maximize efficiency with cutting-edge technology, including artificial intelligence (AI), that automates workflows, enhances performance and personalizes customer experiences at scale across offline and online channels.

In 2024, the Company focused on delivering strong financial results while navigating multiple issues in the macroeconomic environment, including postage cost increases on print mailings and elevated interest rates. Despite these challenges, Quad worked to mitigate impacts on its business while proactively managing client expectations. Quad believes it will be able to maintain a leading competitive position through its consistent long-term business strategy, which is driven by dedicated, passionate and highly skilled employees, and by providing stability and innovative solutions for clients into the future.

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

Principal Capabilities

Quad’s MX Solutions Suite provides a comprehensive range of marketing and print services, seamlessly integrating creative, production and media solutions across online and offline channels. Powered by advanced intelligence and technology, this suite empowers brands to connect with their target audiences across households, in-store and online.

MX: Intelligence

Quad’s MX: Intelligence solutions unlock strategic insights for its clients to help them make smarter marketing decisions. The Company’s audience analytics and segmentation services leverage Quad’s proprietary, household-based data stack — representative of more than 250 million consumers — to create models driven by behavior-based “passions” of current customers and optimize prospecting for new ones so clients can reach their ideal audiences. The Company believes these passions to be a true differentiator among the industry as they are based on reliable, resilient data that is proprietary to Quad. The Company offers a full suite of testing services, which can gauge the effectiveness of media across channels. In-market media testing empowers clients to incrementally improve their media planning and placement strategy, and increase their return on investment. Quad also provides pre-market creative research and testing services through its Accelerated Marketing Insights offering, which comprises a variety of virtual and experiential testing environments, including insights gleaned from neuroscience and expert panelists. This comprehensive offering delivers reliable, data-driven intelligence in a fraction of the time traditional methods require, and at a lower cost, in support of packaging, in-store, direct marketing and related solution services. Through this methodology, brands can optimize the messaging, creative treatment and design format for their marketing before it goes live to enhance audience engagement, improve product performance, and minimize costly market corrections.

MX: Creative

Quad’s creative offering addresses every step of the creative process, from ideation to execution. These services are powered by the Company’s strategists, creative and art directors, photographers, videographers, premedia specialists, graphic designers, animation experts and copywriters. Quad’s brand strategy and design services include brand positioning, design strategy, naming and brand mark design, visual identity creation, retail environment support, packaging design and brand roll-out execution. Through in-depth strategic brand research, the Company takes time to truly understand each client’s unique brand voice and positioning. It then applies these findings to craft compelling creative campaigns that solve the brand’s real-time problems and lead to desired consumer actions. Quad’s global platform and advanced technology support always-on premedia and adaptive design capabilities for creative and digital execution, image and color management, and prepress/premedia tasks. The Company also has an international network of 17 studios to help brands create unique and ownable content through photography, motion, computer generated imagery (CGI), automated 3D scanning and audio recording for activation across every channel in the marketing mix. This full-service offering is housed under Betty, Quad’s creative agency.

MX: Production

Quad offers a wide range of production capabilities for deploying content to offline (i.e., physical) and online channels – a major point of differentiation among the Company’s competitive set. Quad’s print operations feature the latest in automation and technology complemented by skilled manufacturing professionals. The Company can produce large-scale print products, such as magazines, retail inserts and directories, as well as targeted print products, such as catalogs, direct mail, in-store signage and displays, and high-end packaging.

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

Quad complements its production capabilities through its Managed Services offering. Applying its deep industry knowledge, expansive network and substantial purchasing power, Quad helps clients manage their operations the way it runs its own – with diligence, efficiency and highly competitive costs.

MX: Media

Quad provides data-led, strategic media planning and placement services that support all traditional and digital touchpoints to foster direct consumer connections in-home, in-store and online. The Company activates on a complete suite of full-funnel brand and performance marketing solutions. Quad leverages more than $3.0 billion in the marketplace, enabling the Company to provide cost-efficient and effective options across all channels. Media services are supported by Quad’s proprietary, household-based data stack and Connections Planning, a comprehensive approach to connecting clients with consumers through deep exploration of audience behavior. This generates an experiential plan to help clients identify channels for most effectively reaching consumers with targeted messages in the moments they are most receptive and likely to engage across paid, owned and earned touchpoints to drive business outcomes. The Company’s offering includes advanced analytics and campaign measurement solutions like media mix and tactical media effectiveness models to gauge how all media across the marketing funnel are performing, providing data-backed guidance on how to incrementally optimize media spend. This full-service offering is housed under Rise, Quad’s media agency.

MX: Tech

The Company’s client-facing technology solutions help brands connect marketing strategy, global content creation, analytics and optimized media performance across offline and online channels. Quad applies a people-process-technology approach that first analyzes a client’s current-state workflow and performance, then creates tailored solutions to centralize assets, optimize processes and accelerate speed to market. For instance, the Company’s ContentX planning and content management platform empowers clients to strategize, plan and manage campaigns, and personalize at scale across any channel. Quad’s Publishing Solutions platform optimizes magazine planning and streamlines print operations management by connecting sales, editorial and production departments for straightforward editions to complex regional and demographic versions. The Company’s At-Home Connect solution automates direct mail personalization, printing, mail sorting and in-home delivery, which simplifies and expedites marketers’ ability to create deeper, more direct connections with consumers. These automations can be triggered by activities and events such as loyalty anniversaries and lifestyle preferences, or opportunities such as winning back lapsed customers, converting abandoned shopping carts, or upselling or cross-selling items. Through its In-Store Connect retail media solution, Quad elevates the shopping experience in physical stores by helping brands deliver engaging messages and targeted promotions right at the shelf – a critical moment in the purchasing decision.

Industry and Competition

With its one-of-a-kind integrated marketing platform, Quad competes in both the advertising and marketing services industry, and in the commercial printing industry. The Company’s breadth of connected solutions and its ability to both strategically consult and execute at scale, positions Quad in a unique space beyond that of just a manufacturer or traditional agency. This positioning expands the Company’s competitive set to include large agency holding companies, independent agencies and marketing consultants, as well as print management firms and commercial printers.

Advertising and Marketing Services

The advertising and marketing services industry is highly fragmented, with competition based on companies’ ability to adapt quickly to new advertising platforms and technology, including AI; leverage data and analytics to deliver personalized advertising experiences; develop comprehensive proposals to secure client contracts; create unique and effective multichannel marketing campaigns; demonstrate spend effectiveness by monitoring and reporting on clients’ marketing campaign results; provide favorable pricing; access talent; and offer superior customer service.

Consumer media consumption habits are constantly evolving. The ongoing emergence of new marketing channels has caused audiences to become increasingly segmented. As a result, advertising and marketing services providers must expand their capabilities to create effective multichannel campaigns for their clients, and providers face increased client demand to offer integrated, end-to-end marketing services (i.e., from strategy and creative through execution). These trends greatly influence Quad’s ongoing efforts to help brands reduce the complexities of working with multiple agency partners and vendors, increase marketing process efficiency and maximize marketing effectiveness.

Quad believes that its deeply connected solutions address modern marketers’ most pressing issues, positioning it to compete effectively in this highly competitive industry.

Commercial Printing

The commercial printing industry also remains highly fragmented, with competition based on pricing; availability of materials, including paper (which may be more limited in the future as a number of mills reduce graphic paper production capacity in favor of other product lines, such as paperboard); quality; distribution capabilities, including the ability to reduce postage costs; customer service; access to labor, especially highly skilled labor; availability to schedule work on appropriate equipment; on-time production and delivery; ability to maintain and adopt state-of-the-art technology; and ability to offer additional marketing services to meet a client’s business objectives.

The commercial printing industry has moved toward shorter, on-demand, personalized print runs; faster product turnaround; and increased production efficiencies of products with lower page counts and increased complexity. This — combined with increases in postage and paper costs, as well as marketers’ increasing use of online marketing and communication channels — has led to excess manufacturing capacity.

Within its manufacturing operations, Quad benefits from managing several very large facilities (greater than one million square feet) that produce multiple product lines under one roof, which maximizes utilization of equipment and labor resources while also driving cost savings. Additionally, the Company continually strengthens its manufacturing operations through leading-edge technologies such as digital presses that enhance targeted print products; wide-web presses that maximize labor productivity; and advanced equipment and automation, including automated guided vehicles and robotic palletizers that support high-quality, low-cost production. Due to these factors, economies of scale, a strong balance sheet and access to capital markets, Quad has been able to provide a competitive offering that meets clients’ manufacturing needs.

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

Competitive Advantages

Quad’s MX Solutions Suite is powered by three primary competitive advantages that the Company believes distinguish it from its competitors: integrated marketing platform excellence, intentional innovation and a commitment to operate responsibly.

Integrated Marketing Platform Excellence

Quad’s integrated marketing platform encompasses all the resources brands and marketers need to plan, create, deploy, measure and optimize their marketing efforts across any media channel — from household to in-store to online. Accordingly, the Company can guide clients through every effort intended to drive an action, from consumer awareness and trust, to brand preference and purchase.

Connected Solutions

While the Company’s products and services are organized into distinct solutions suites, they are intentionally crafted to complement one another. For instance, the Company’s decades in print production provides household-level insights that fuel Quad’s differentiated data stack. This data, in turn, drives the Company’s ability to strategically craft effective omnichannel media campaigns for its clients. Similarly, combining the Company’s creative prepress capabilities with Quad’s robust marketing platform enables brand-consistent print deliverables at both volume and velocity.

Its breadth of solutions enables Quad to integrate where others cannot and deliver specialists where they are needed most. The Company has built its business around clients’ needs, selling comprehensive solutions to problems – not just standalone products and services. Quad’s integrated selling approach brings together experts from its manufacturing business and agencies to remove friction wherever it occurs in a client’s marketing ecosystem. This approach results in cross-category sales and expanded growth opportunities that deeply engrain the business in a client’s marketing operations. For instance, clients using the Company’s Betty agency for creative campaigns can leverage its Rise agency to craft a customized media strategy for connecting the right audiences using the optimal channels at the time consumers are most likely to engage. The Company continues to see growth in this integrated strategy, with approximately 85% of its U.S. clients purchasing more than one product or service during 2024.

Agency Expertise

Quad offers complete media and creative agency of record services through its Rise and Betty agencies. Both agencies tailor their approach to match the way modern marketers buy media and creative services. Fully integrated with the rest of Quad, Rise and Betty provide frictionless access to the Company’s comprehensive portfolio of marketing solutions.

Rise

Rise helps brands and marketers drive greater business results via digital and traditional media strategy, planning, buying and optimization. Through its origins as a performance media company, Rise executes full-funnel media activation with unified measurement at its core, holding all media accountable for business outcomes. The agency does not own principal-based positions in media (i.e., buying discounted ad inventory and selling it to clients at a markup). Quad’s data stack backs the agency’s media services with reliable, household-level insights and passions without the customary taxes and hidden fees marketers often incur. Rise’s media buying and placement is channel neutral and leverages the best data, platform and partners for a client’s unique needs. The agency prioritizes transparency by conducting log-level analysis of its media. Clients receive information about each ad request, bid and impression so they can clearly understand how their media inventory is delivered across different channels.

Betty

Betty answers the market need for an integrated and flexible creative solution that provides scalable execution without sacrificing quality or effectiveness. It combines a boutique agency approach with Quad’s production power to deliver high quality, culturally relevant creative at high volumes – all while maintaining a client’s individual brand integrity. Betty prides itself on being people obsessed, applying a combination of proprietary, client and third-party data to conduct in-depth research on consumer trends to help clients best define, design and position their brands and marketing efforts. Its global network of photography and video production studios perform in-studio and on-location services – several of which operate directly within or near client facilities – and enable the agency to collaborate closely with clients to rapidly generate superior, scalable, on-brand content.

Global Platform

Quad’s Rise and Betty agencies are backed by global production resources that provide around-the-clock services. Quad’s global production team enables quick-turn design and production support, executing responsibilities such as page assembly, retouching, color correction and design to reduce turnaround times, and provide the scalability that differentiates the creative agency. In addition to Rise’s Mexico City team, which executes complete agency of record (AOR) media services, Rise’s team in India conducts data intelligence work for creating resonant media plans that maximize business results for clients.

Managed Services

Quad’s Managed Services offering deepens partnerships with clients by acting as a seamless extension of their marketing operations. Leveraging Quad’s broad production capabilities and network of trusted vendor partnerships with integrated client services, technology and process design, Managed Services provides clients with advisory and execution-level support to simplify their workflows, decrease costs and reduce the number of partners needed to execute their work.

Quad begins with a consultative review of a client’s marketing operations, including its processes, technology, resources, costs and purchase execution practices. The Company then creates tailored solutions that address identified process optimization opportunities. Managed Services operations combine Quad’s robust manufacturing platform and expansive supplier network to produce a client’s marketing collateral. These services extend beyond print to packaging, in-store signage, branded goods and an array of other marketing services.

Quad deploys on-site and near-site client-dedicated teams that integrate directly into a client’s internal marketing and purchasing departments. These teams fulfill critical execution roles ranging from content creation and creative production to purchase execution and marketing deployment across all channels. This team structure simplifies marketing for clients and enables them to focus on what they do best: selling more products, services and/or content. Quad has more than 400 professionals embedded within approximately 50 client dedicated on-site and near-site teams.

Intentional Innovation

Founded on the belief that there is always a better way to do business, Quad applies a disciplined approach to product development and innovation (PDI) that intentionally identifies needle-moving opportunities that can improve the Company’s revenue and margins. Led by an interdepartmental committee of leaders, the Company focuses on new or expanded solutions that either close a gap, meet an underserved need in the marketplace, or provide significant time and cost efficiencies to internal workflows. Quad then strategically invests in the needed talent, technology and capabilities to activate these solutions.

Key areas of innovation that differentiate Quad from its competitors include the following:

Proprietary Data Stack

Powered by its extensive print manufacturing business, Quad possesses a proprietary, household-based data stack that represents approximately 97% of the U.S. adult population and 92% of U.S. households. The Company believes this household information is uniquely resilient to the industry headwinds impacting other data offerings. Since the majority of Americans have only one home address, and that address must be readable by a mail carrier to complete daily deliveries, Quad’s data stack ensures that insights are derived from real people, not bots, randomized device IDs or random email addresses. From insights driven by its data stack, Quad develops proprietary “passions” that highlight the interests of that household and inform target audience identification. While the data stack is founded on household data, it was created with an open architecture to easily ingest supplemental data from new clients and/or vendor partners. Bolstered by this data, Quad’s stack consists of more than 3 billion data points that are revalidated weekly, representing more than 20,000 consumer attributes across demographic, behavioral, attitudinal and transactional data sets.

As announced in 2024, Quad is partnering with Google Cloud to leverage AI optimization capabilities and large language models for creating new AI-driven solutions that tap into the data stack and seamlessly connect it with clients’ creative and media assets. These AI solutions will streamline access to Quad’s audience-targeting capabilities to further monetize its unique data stack.

In-Store Connect by Quad

Through decades supporting retailers and consumer packaged goods (CPG) clients in print and creative services, Quad has established itself as an expert in crafting impactful consumer journeys within physical retail environments. As the marketing ecosystem continues to rapidly evolve and brands rely heavily on multi-channel media plans across online and offline platforms, Quad is positioning itself to lead the charge in creating a new retail experience. The boom of retail media networks (RMNs) has unleashed exciting new possibilities for brands, and companies are shifting their marketing plans accordingly, with eMarketer predicting ad spend in omnichannel RMNs will grow to nearly $100 billion by 2028. Quad is tapping into the power of RMNs by taking the traditional digital marketing funnel and bringing it into the store environment where U.S. shoppers make more than 80% of their retail purchases.

Launched in 2024, In-Store Connect by Quad positions digital screens and kiosks throughout a physical store, giving retailers and CPG companies more impactful opportunities to deliver relevant promotions, share key product information and connect adjacent product options to shoppers, thus enhancing the overall shopping experience. By providing direct connections with shoppers at strategic locations throughout the store, the solution generates greater product awareness to influence decisions in real-time and drive sales. In-Store Connect combines Quad’s deep retail knowledge, extensive CPG network and scalable creative excellence with the hardware and software capabilities provided through its 2023 acquisition of DART Innovation, providing an end-to-end in-store RMN offering.

The Company is focused on building out a nationwide network of mid-market grocery clients, with testing currently ongoing in 30 stores as of December 31, 2024. Early testing results are promising, with stores seeing significant product and category-level sales lifts. As the Company continues to build its client portfolio, it is also exploring applications in other retail verticals such as department stores, home improvement stores and convenience stores.

Postal Optimization

A continued focus of innovation and investment for Quad is geared toward addressing postage rate increases. Postage is the most significant client cost to manufacture and deliver printed marketing materials, representing up to 70% of costs for some clients, and Quad believes that these high costs directly influence clients’ print and mail quantities.

Quad is a leading partner with the United States Postal Service (USPS), mailing more than 5.9 billion pieces of marketing materials annually, which represents approximately 9.8% of the USPS’ yearly marketing mail and periodical volume. Quad believes it is uniquely positioned to offer superior mail services and is continually creating innovative services to address this significant cost, including:

•Co-mailing: The Company’s co-mail program expedites distribution by sorting and bundling multiple printed products at once for the USPS in exchange for work-sharing discounts and providing savings for publishers, marketers and retailers.

•MergedMail™: This print-to-carrier solution uses a standard mailing format and Quad’s co-mailing abilities to produce completely personalized direct mail while maximizing postal savings. The solution, powered by Quad’s print expertise and scalable solutions, supports weekly print runs.

•Household Fusion™: This first-to-market mail packaging solution combines multiple pieces from different marketing or periodical mailers into a single package delivered to one address, resulting in incremental postage savings.

These solutions are supported by Quad’s team of postal experts who work closely with the USPS to allow clients to better leverage USPS promotions and incentives and receive further savings. The team services clients on an individual basis to determine eligibility and make the necessary changes in production and mailing processes to qualify for these increasingly complicated savings opportunities.

Operating Responsibly

The Company seeks to operate responsibly by relying on its distinct corporate culture, which evolved from a core set of Values conceived by the Company’s late founder, Harry V. Quadracci, and are focused on creating a better way forward. These Values, which prioritize “believe in people,” “do the right thing” and “urgently innovate,” drive thoughtful decision making, especially around Quad’s disciplined approach to managing operations, solutioning for clients, and supporting employees and the communities where they work and live.

Quad’s Culture

Believing in its people, Quad empowers each employee to think like an owner and do what they can to put the client first and make it easy to work with the Company at every touchpoint. Regardless of job title, Quad encourages employees to engage in its “maker” culture, embracing attention to detail and committing to continuous improvement by identifying opportunities, however small, to improve processes and create efficiencies.

Quad promotes a culture of constant collaboration where employees share ideas with others inside and outside of their immediate department and/or business area. Employees’ close, personal relationships foster inter-departmental partnerships and trust that speed up the Company’s ability to urgently innovate and evolve as an MX company.

Doing the right thing means creating an environment where all employees feel welcome and able to bring their best selves to work every day. The Company’s Business Resource Groups (BRGs) are one way Quad lives out this Value, providing space for employees of shared backgrounds and interests to support one another and convey their perspectives and feedback with Company leadership. Quad currently has nine BRGs supporting women, military veterans and their families, differently abled employees and caregivers, employees facing mental health challenges, the LGBTQIA+ community, Black employees, Hispanic / Latino employees, working parents, and employees of multicultural demographics.

Human Capital Management

The Company continually invests in and supports its employees and the areas in which it operates. Building confident, skilled and knowledgeable talent and strong community partnerships are essential to Quad’s continued success.

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

As of December 31, 2024, the Company had approximately 12,200 full-time equivalent (“FTE”) employees in the following geographies:

Geographic Region	Number of FTE Employees
North America (Includes Mexico, Central America and the Caribbean)	9,800
Europe, Middle East and Africa	1,500
South America	700
Asia	200

By fostering a culture of empowerment in a welcoming environment, offering career growth and mentorship opportunities, and providing competitive pay and innovative benefits, Quad believes employees are more fully engaged in their day-to-day activities and produce better results for clients.

•Employee Experience: The Company applies a holistic strategy to engage individuals throughout the employee lifecycle — from onboarding through career development and, ultimately, retirement. Through timely, transparent communications, employees are kept well-informed and engaged in the Company’s culture and strategic direction. Quad’s open-door culture, along with regular surveys, offer multiple avenues for feedback to further enhance the employee experience. The Company’s various recognition programs provide motivation and a sense of purpose while helping employees understand the impact of their daily work. The Company’s many coordinated efforts are intended to create a productive and engaged workforce where employees are excited to come to work and contribute to Quad’s success, as well as promote Quad as an employer of choice in their communities.

•Career Training and Growth: To maintain and engage its highly skilled workforce, the Company provides employees with educational tools and skills courses through an easy-to-use, on-demand learning platform. Employees are also encouraged to take advantage of the Company’s employee growth and development programs, including: Accelerated Career Training, a fast-track for career advancement in manufacturing positions; Corporate Trainee Program, a rotation-based offering that develops skills and leadership abilities through a series of agency and corporate administration positions; hands-on, mentor-led manufacturing apprenticeships; and Leading Within Quad, which focuses on best-in-class managerial behaviors. These programs not only teach critical on-the-job and leadership skills, but also help employees respond to rapid change, cultivate effective networks, and create high-quality relationships necessary for personal, professional and Company growth.

•Competitive Pay and Innovative Benefits: Employees are hired into jobs with competitive wages and innovative benefits. The Company regularly evaluates its pay practices and structures to ensure it is competitive in the markets where it operates, and equitable based on employees’ experience, job responsibilities, performance and business results. Beyond traditional, expected benefits, the Company offers expansive health and wellness benefits, including:

◦QuadMed, the Company’s wholly owned health and wellness subsidiary, which provides a differentiated set of benefits for Quad employees and dependents through on-site and near-site primary and specialty health centers; no-cost virtual primary care across all 50 states; and a nationwide behavioral health program with in-person and virtual counseling. Beyond Quad itself, QuadMed provides worksite healthcare solutions nationally for approximately 30 employers of all sizes and across multiple industries, including private and public sector employers.

◦The Company’s QLife Wellness program, which provides educational resources, interactive webinars and regular communications around physical, emotional, financial and social well-being topics.

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

The four key objectives that guide the Company’s community impact from strategic investment of finances, volunteerism and in-kind services in community organizations are:

•Lessen the use of natural resources and impact on the environment;

•Provide academic and educational opportunities, and experiential learning for more people;

•Ensure that Quad reflects the communities where its employees live and work, as well as the clients who trust Quad with their business; and

•Support programs that improve employees’ mental and physical health.

Environmental

Quad seeks to operate in an environmentally responsible manner that better serves the environment and reflects the values of its clients and their customers. The Company’s environmental efforts promote sustainable resource consumption, focusing on the following areas:

•Recycling: Quad applies a mentality of refuse, reduce, reuse and recycle throughout its internal processes to limit the amount of waste it creates. In 2023 (the most recent year for which data has been tabulated), the Company’s U.S. manufacturing facilities recycled 97.7% of their industrial wastepaper and other solid waste.

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

•Responsible Forestry: The Company maintains chain-of-custody certifications for sourcing materials from responsibly managed forests (i.e., Forest Stewardship Council®, Sustainable Forest Initiative, and Program for the Endorsement of Forest Certification) and partners with clients to increase certified paper usage. In 2023 (the most recent year for which data has been tabulated), nearly 89% of all the Company’s printed products and packaging were sustainably sourced from certified third-party organizations.

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

Corporate Governance

Effective corporate governance has been a part of Quad since its founding and is informed by the Company’s Values, especially “do the right thing,” which strengthens partnerships, reduces risk and creates sustainable value for the Company long term. Governance starts at the highest level of the Company with oversight by the Board of Directors, which is responsible for minimizing risk while maximizing the effectiveness of Quad’s business strategy. Key tenets of Quad’s governance strategy include:

•Family Leadership: As of January 31, 2025, the Quadracci family, through the Quad/Graphics, Inc. Amended and Restated Voting Trust Agreement (“Quad Voting Trust”), has voting control of approximately 72% of the Company’s outstanding shares. The Company believes this governing structure provides continued stability and flexibility to achieve its long-term strategic vision.

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

Financial Objectives

Quad follows a disciplined approach to maintaining and enhancing financial strength to create shareholder value. This strategy is centered on the Company’s ability to drive profitable growth and maximize net earnings, Free Cash Flow and operating margins; maintain consistent financial policies to ensure a strong balance sheet, liquidity level and access to capital; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. The priorities for capital allocation and deployment are balanced according to prevailing circumstances and what the Company thinks is best for shareholder value creation at any point in time. These priorities currently include increasing growth investments as an MX company to fuel net sales growth, maintaining low debt leverage to ensure long-term financial strength, and increasing return of capital to shareholders through dividends and share buybacks. The Company’s disciplined financial approach and strong, trusted banking relationships allows it to maintain sufficient liquidity and to reduce refinancing risk, such as with Quad’s successful 2024 refinancing of its Term Loan A and Revolving Credit Agreement.

Quad applies holistic continuous improvement and lean enterprise methodologies to further streamline its processes and maximize operating margins. These same methodologies are applied to its selling, general and administrative functions. The Company continually works to lower its cost structure by consolidating manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics synergies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be a high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt reduction.

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

Raw Materials

The primary raw materials that Quad uses in its print business are paper, ink and energy. The price and availability of paper has been, and may continue to be, adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper, and ability to transport paper produced; and tariffs and trade restrictions. At this time, the Company’s supply of raw materials are available from numerous vendors; however, based on previously mentioned market conditions, the current supply is under pressure due to supply chain disruptions and inflation. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the procurement process.

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

Information About Our Executive Officers

The following table sets forth the names, ages (as of January 31, 2025) and positions of Quad’s executive officers.

Name	Age	Position
J. Joel Quadracci	56	Chairman, President and Chief Executive Officer
Eric N. Ashworth	59	Executive Vice President of Product and Market Strategy
Anne M. Bauer	60	Vice President and Chief Accounting Officer
Julie A. Currie	61	Executive Vice President and Chief Revenue Officer
Joshua J. Golden	53	Chief Marketing Officer
Dana B. Gruen	50	General Counsel, Corporate Secretary and Chief Risk & Compliance Officer
David J. Honan	56	Executive Vice President and Chief Operating Officer
Steven D. Jaeger	60	Vice President and Chief Information Officer
Donald M. McKenna	52	Executive Vice President and Chief Administrative Officer
Robert H. Quadracci	57	Chief Human Resources Officer
Anthony C. Staniak	52	Chief Financial Officer
Kelly A. Vanderboom	50	Executive Vice President and Treasurer; Head of Agency Operations

Mr. J. Joel Quadracci has been a director of Quad since 2003, its President since January 2005, its President and Chief Executive Officer since July 2006 and its Chairman, President and Chief Executive Officer since January 2010. Mr. Quadracci joined Quad in 1991 and, prior to becoming President and Chief Executive Officer, served in various capacities, including Sales Manager, Regional Sales Strategy Director, Vice President of Print Sales, Senior Vice President of Sales and Administration, and President and Chief Operating Officer. He serves on the board of directors for Plexus Corp., Pixability, Inc., Road America, Inc., the National Association of Manufacturers and the Metropolitan Milwaukee Association of Commerce. He also serves on the board of trustees for the Milwaukee Art Museum and on the advisory council of the Smithsonian National Postal Museum. Mr. Quadracci received a B.A. in Philosophy from Skidmore College in 1991. Mr. Quadracci is the brother of Kathryn Quadracci Flores, M.D., a director of Quad and President of QuadMed, the brother-in-law of Christopher B. Harned, a director of Quad, and the first cousin of Robert Quadracci, Chief Human Resources Officer.

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

Mr. Golden has served as Chief Marketing Officer since July 2021. Prior to joining Quad, Mr. Golden was the President & Publisher of Ad Age from 2016 to 2021. Prior thereto, Mr. Golden served as Vice President of Global Digital Marketing for Xerox from March 2015 to June 2016; as Chief Marketing Officer of Story Worldwide from September 2011 to March 2015; as Chief Digital Officer of Grey Group from September 2010 to September 2011; as Managing Director of Digital at Havas from December 2007 to September 2010; as Group Director of Digital Marketing for NBC Universal from January 2006 to December 2007; and as Head of Digital at Young & Rubicam from November 2000 to January 2006. Mr. Golden serves on the board of directors of the National Epilepsy Foundation.

Ms. Gruen has served as General Counsel, Corporate Secretary and Chief Risk & Compliance Officer since February 2023. Joining Quad’s legal department in 2007 as Employment Counsel, she advanced to Assistant General Counsel in 2014; Deputy General Counsel and Chief Compliance Officer in 2015; Vice President, Deputy General Counsel and Chief Compliance Officer in 2016; Vice President, Deputy General Counsel and Chief Compliance and Risk Officer in 2020; and Senior Vice President, Deputy General Counsel and Chief Risk & Compliance Officer in 2022. Prior to joining Quad, Ms. Gruen was an associate at Foley & Lardner, Sonnenschein Nath & Rosenthal (now part of Dentons), and Seyfarth Shaw.

Mr. Honan has served as Executive Vice President and Chief Operating Officer since January 2022. His previous roles at Quad were Executive Vice President and Chief Financial Officer from January 2015 to December 2021; Vice President and Chief Financial Officer from March 2014 to January 2015; Vice President and Chief Accounting Officer from July 2010 to March 2014; Vice President and Corporate Controller from December 2009 to July 2010; and Corporate Controller from when he joined Quad in May 2009 to December 2009. Currently, he serves on the advisory board of FM Global. Prior to joining Quad, Mr. Honan served as Vice President, General Manager and Chief Financial Officer of Journal Community Publishing Group, a subsidiary of diversified media company Journal Communications Inc., for five years, and held executive-level roles in investor relations and corporate development at Newell Brands, a global marketer of consumer and commercial products. Prior thereto, Mr. Honan worked at the accounting firm Arthur Andersen LLP for 11 years.

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

Mr. Robert Quadracci has served as Chief Human Resources Officer since February 2023. Previously, he was Vice President of Human Resources - Sales, Marketing & Quad Agency Solutions from January 2022 to February 2023; Executive Director – Human Resources from 2014 to 2022; and Human Resources Director from 1999 to 2014. Prior to joining Quad, Mr. Quadracci worked at Edison International as a Project Manager, Workforce Management and Corporate Redeployment from 1992 to 1999. Mr. Quadracci is the first cousin of J. Joel Quadracci, Chairman, President and Chief Executive Officer of Quad, and Kathryn Quadracci Flores, M.D., a director of Quad and President of QuadMed.

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

Mr. Vanderboom has served as Executive Vice President and Treasurer since 2018 and Head of Quad Agency Solutions Operations since March 2023. Mr. Vanderboom also serves on the board of QuadMed and provides executive oversight for Quad Paper Services. Since joining Quad in 1993, he has served in various leadership capacities, including Controller of Parcel Direct, a freight expediting subsidiary sold to FedEx in 2004; Treasurer, beginning in 2007; Vice President, beginning in 2008; Vice President of the Program Management Office (PMO) from 2012 to 2014 and 2019 to 2023; and President of Logistics from 2014 to 2023.

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

As the Company continues to expand its integrated marketing platform, the overall complexity of the Company’s business continues to increase and the Company continues to become subject to different market dynamics. The new markets into which the Company is expanding, or may expand, may have different characteristics from the markets in which the Company historically competed. These different characteristics may include, among other things, demand volume requirements, demand seasonality, product generation development rates, client concentrations and performance and compatibility requirements. The Company’s failure to make the necessary adaptations to its business model to address these different characteristics, complexities and new market dynamics could adversely affect the Company’s operating results. In addition, with rapid changes in technology affecting the marketing and advertising industry, including generative artificial intelligence, the Company may not accurately predict trends, identify use cases, adapt its marketing offerings and business processes, or make the technological adaptations or investments necessary to stay competitive in these new markets.

Decreases in demand for printing services caused by factors outside of the Company’s control, including the substitution of printed products with digital content, prior and any future recessions and other macroeconomic conditions, as well as significant downward pricing pressure, may continue to adversely affect the Company.

The Company and the overall printing industry continue to experience a reduction in demand for printed materials and overcapacity due to various factors including the sustained and increasing shift of digital substitution by marketers and advertisers (to both replace and augment campaigns that were historically focused on print), as well as macroeconomic conditions and prior recessions (which severely impacted print volumes and further accelerated the impact of media disruption). The impacts of overcapacity, as well as intense competition, have led to the Company experiencing significant downward pricing pressures for printing services in recent years and such pricing may continue to decline from current levels. Any future increases in the supply of printing services or decreases in demand could cause prices to continue to decline, and prolonged periods of low prices, weak demand and/or excess supply could have a material adverse effect on the Company’s business growth, results of operations and liquidity.

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

The Company may be adversely affected by increases in its operating costs, including the cost and availability of raw materials (such as paper, ink components and other materials), inventory, parts for equipment, labor, fuel and other energy costs and freight rates.

The price of raw materials used by the Company has fluctuated over time and has caused fluctuations in the Company’s net sales and cost of sales. This volatility may continue and the Company may experience increases in the costs of its raw materials in the future as prices are expected to remain beyond its control.

The primary raw materials that the Company uses in its print business are paper, ink and energy. The price and availability of paper may also be adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper (which a number of paper mills have done or are doing), and ability to transport paper produced; and tariffs and trade restrictions. The price and availability of ink and ink components may be adversely affected by the availability of component raw materials, labor and transportation, as well as by tariffs and trade restrictions.

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

Although historically the Company generally has not experienced significant difficulty in obtaining adequate quantities of paper, continued decline in suppliers, changes in United States import or trade regulations, paper mills’ reduction of graphic paper production capacity in favor of other product lines, or other developments in the overall paper markets could result in a decrease in the supply of paper and could adversely affect the Company’s revenues or profits. In addition, the Company may not be able to resell waste paper and other by-products or the prices received for their sale may decline substantially.

The Company is dependent upon the vendors within the Company’s supply chain to maintain a steady supply of inventory, parts for equipment and other materials. Many of the Company’s products are dependent upon a limited number of vendors, and the price and availability of inventory, parts and other materials, such as printing plates, could be adversely affected by supply chain disruptions, such as from labor pressures; tariffs, anti-dumping duties, and trade restrictions; distribution challenges; and macroeconomic conditions. The Company may not be able to fully pass on to clients the impact of higher supply chain prices on its manufacturing costs. Under current market conditions, it is possible that one or more of the Company’s vendors will be unable to fulfill their operating obligations due to financial hardships, liquidity issues or other reasons.

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

Integrated distribution with the USPS is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. In September 2024, the USPS held a pre-filing conference to further reduce service standards. These changes required an advisory opinion from the Postal Regulatory Commission (“PRC”), which was issued in January 2025, urging the USPS to reconsider its plan. However, the USPS is still expected to implement the changes in 2025, regardless of the advisory opinion issued. In addition to the reduce service standards, the USPS has also issued reduced service performance targets for 2025. Almost all letters and flats targets were reduced, some as much as 15% lower than 2024 targets (i.e. First Class Letters three to five day on time performance target was reduced from 90% down to 80%).

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

Federal statute requires the PRC to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC authorized a five year rate-making structure that provides the USPS with additional pricing flexibility over the Consumer Price Index (“CPI”) cap, which has resulted in a substantially altered rate structure for mailers. The revised rate authority that is effective as a result of the rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. The USPS has used these additional rate authorities to implement twice a year increases. This will continue to lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. Given the significant amount of concern that has been expressed by the mailing industry, in April 2024, the PRC opened a proceeding to start the next rate system review, which is still underway. The Company believes the continued use of all available rate authority by the USPS will continue to increase the potential volume declines as rate predictability with respect to cost is no longer known for mailers. The result may be reduced demand for printed products as clients may move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers. The PRC began reviewing the 5-year structure in 2024, which is still underway, and resulting rate reductions may take years to finalize.

Macroeconomic conditions could have a material adverse impact on the Company’s business, financial conditions, cash flows and results of operations.

Macroeconomic conditions, including inflation and elevated interest rates, postal rate increases, tariffs, trade restrictions, cost pressures and the price and availability of paper, have had, and may continue to have, a negative impact on the Company’s business, financial condition, cash flows and results of operations. For instance, the Company was negatively impacted in 2024 by higher interest rates, the price and availability of paper, and postage rate increases, along with the previously described industry challenges.

Demand for the Company’s products and services, in general, is highly related to general economic conditions in the markets the Company’s clients serve. Declines in economic conditions in the United States or in other countries in which the Company operates, including as a result of macroeconomic conditions and/or geopolitical events, may adversely impact the Company’s financial results, and these impacts may be material. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. The Company has experienced, and expects to experience in the future, excess capacity and lower demand due to economic factors affecting consumers’ and businesses’ spending behavior, including as a result of macroeconomic conditions, tariffs, trade restrictions and/or other geopolitical events. This, or uncertainty or disruptions in global credit and banking markets, might cause the Company to not be able to continue to have access to preferred sources of liquidity when needed or on terms the Company finds acceptable, and the Company’s borrowing costs could increase.

The Company expects inflationary cost pressures, tariffs and trade restrictions, to potentially continue in 2025 and the Company may not be able to fully mitigate the impact of the rising inflationary cost pressures through price increases. Continuing or worsening inflation and/or tariffs and trade restrictions may have a material adverse impact on the Company’s business, financial condition, cash flows and/or results of operations.

In addition, adverse weather or natural disasters, epidemics, other public health crises, conflicts, terrorist attacks, fires or other catastrophic events affecting the Company’s plants, distribution centers or other facilities, could also materially disrupt the Company’s operations and result in an adverse impact on its financial condition, results of operations and cash flows.

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

The Company continues to be substantially dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from the Company’s existing clients. The Company believes that there is significant competition for production personnel with the skills and technical knowledge that the Company requires. The Company’s ability to continue efficient operations, reduce production costs, and consolidate operations will depend, in large part, on the Company’s success in recruiting, training, integrating and retaining sufficient numbers of production personnel to support the Company’s production, cost savings and consolidation targets. New hires require extensive training and it may take significant time before they achieve full productivity. In addition, increases in the wages paid by competing employers, including as a result of current macroeconomic conditions, has resulted, and may continue to result, in increases in the wage rates that the Company must pay. As a result, the Company has and may continue to incur additional costs to attract, train and retain employees, including expenditures related to salaries and benefits, and the Company may lose new, as well as existing, employees to competitors or other companies before the Company realizes the benefit of its investment in recruiting and training them. If the Company is unable to hire and train sufficient numbers of personnel, the Company’s business would be adversely affected. Any shortage of available production personnel may also put a strain on the

Company’s ability to accept new work from client requests, including during the Company’s seasonally higher second half of the calendar year.

The Company’s future success also depends on its continuing ability to identify, hire, develop, and retain its executive management team, including its Chief Executive Officer, and other personnel for all areas of the organization.

Approximately 1,200 of the Company’s United States and international employees are covered by an industry wide agreement, a collective bargaining agreement or through a works council or similar arrangement. While the Company believes its employee relations are good and that the Company maintains an employee-centric culture, any material disruption in operations resulting from labor disputes, a strike or other forms of labor protest affecting the Company’s United States or international plants, distribution centers or other facilities in the future could materially disrupt the Company’s operations and result in an adverse impact on its financial condition, results of operations and cash flows, which could force the Company to reassess its strategic alternatives involving certain of its operations.

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

Certain industries in which the Company’s clients operate have experienced, and in the future may experience consolidation. When client consolidation occurs, it is possible that the volume of work performed by the Company for a client after the consolidation will be less than it was before the consolidation or that the client’s work will be completely moved to competitors. In addition, new and enhanced technologies, including artificial intelligence, search, web and infrastructure computing services, digital content, and electronic devices, may affect clients. The internet facilitates competitive entry and comparison shopping, and the reliance on digital retailing may reduce clients’ volume. Any such reduction or loss of work could adversely affect the Company’s results of operations and financial condition.

There are additional risks associated with the Company’s operations outside of the United States, including trade restrictions, currency fluctuations, the global economy, and geopolitical events like war and terrorism.

Net sales from the Company’s wholly-owned subsidiaries outside of the United States accounted for approximately 13% and 14% of its consolidated net sales for the years ended December 31, 2024 and 2023, respectively.

As a result, the Company is subject to the risks inherent in conducting business outside of the United States, including, but not limited to: the impact of economic and political instability; tariffs and other trade barriers; trade restrictions and economic embargoes by the United States or other countries; fluctuations in currency values, foreign-currency exchange rates, devaluation and conversion restrictions; exchange control regulations and other limits on the Company’s ability to import raw materials or finished product; health concerns regarding infectious diseases; adverse weather or natural disasters; social unrest, acts of terrorism, force majeure, war or other armed conflicts; inflation and fluctuations in interest rates; language barriers; difficulties in staffing, training, employee retention and managing international operations; logistical and communications challenges; differing local business practices and cultural considerations; restrictions on the ability to repatriate funds; foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources; longer accounts receivable payment cycles; potential adverse tax consequences; and being subject to different legal and regulatory regimes that may preclude or make more costly certain initiatives or the implementation of certain elements of its business strategy.

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

In addition, the increased use of social media platforms, including blogs, social media websites, and other forms of internet-based and mobile communications, allows individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers’ and participants’ post, often without filters or checks on accuracy of the content posted. Information or commentary posted on such platforms at any time may be adverse to the Company’s interests or may be inaccurate, each of which may harm the Company’s reputation, business or prospects. The harm may be immediate without affording the Company an opportunity for redress or correction.

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

The printing and advertising and marketing services industries are experiencing rapid change as new digital technologies are developed that offer clients an array of choices for their marketing and publication needs. In order to remain competitive, the Company will need to adapt to future changes, especially with regard to technology, such as artificial intelligence, and talent, to enhance the Company’s existing offerings and introduce new offerings to address the changing demands of clients. In order to remain technologically and economically competitive, the Company may need to make significant capital expenditures and other investments, including in its talent, as it develops and continues to maintain its platforms and processes, and to develop and integrate new technologies. In order to accomplish this effectively, the Company will need to deploy its resources efficiently, maintain effective cost controls and bear potentially significant market and raw material risks. If the Company’s revenues decline, it may impact the Company’s ability to expend the capital necessary to develop and implement new technology and be economically competitive. Debt or equity financing, or cash generated from operations, may not be available or sufficient for these requirements or for other corporate purposes or, if debt or equity financing is available, it may not be on terms favorable to the Company. In addition, even if capital is available to the Company, there is risk that the Company’s vendors will have discontinued the production of parts needed for repairs, replacements or improvements to the Company’s existing platforms, leading the Company to expend more capital than expected to perform such repairs, replacements or improvements. The Company’s business and operating results may be adversely affected if the Company is unable to keep pace with relevant technological and industry changes or if the technologies or business strategies that the Company adopts or services it promotes do not receive widespread market acceptance.

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

On April 28, 2014, and as last amended on October 18, 2024, the Company entered into a senior secured credit facility (the “Senior Secured Credit Facility,”) which currently includes two different loan facilities: a $360.8 million Term Loan A and a $324.6 million revolving credit facility. As a result of an amendment to the Senior Secured Credit Facility, the Term Loan A and revolving credit facility were both broken into two separate maturity dates. Borrowing from lenders who elected to not extend the maturity date will mature on November 2, 2026, whereas borrowing from lenders who elected to extend the maturity date matures on October 18, 2029. As of December 31, 2024, the borrowings outstanding under the Senior Secured Credit Facility were $360.8 million.

The Company’s various lending arrangements include certain financial covenants. In addition to the financial covenants, the debt facilities also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. As of December 31, 2024, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

The Company may be adversely affected by interest rates, particularly floating interest rates, and foreign exchange rates.

As of December 31, 2024, 44% of the Company’s borrowings were subject to variable interest rates. As a result, the Company is exposed to market risks associated with fluctuations in interest rates, and increases in interest rates could adversely affect the Company.

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

The Company’s business is seasonal, with the Company recognizing the majority of its operating income in the second half of the calendar year, primarily as a result of the increased catalogs and retail inserts from back-to-school and holiday-related advertising and promotions. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. If the Company does not successfully manage the increased workflow, necessary increases in paper and ink inventory, production capacity flows and other business elements during these high seasons of activity, this seasonality could adversely affect the Company’s cash flows and results of operations.

An other than temporary decline in operating results and enterprise value could lead to non-cash impairment charges due to the impairment of property, plant and equipment, goodwill and other intangible assets.

The Company has a material amount of property, plant, equipment, goodwill and other intangible assets on its balance sheet, due in part to acquisitions. As of December 31, 2024, the Company had the following long-lived assets on its consolidated balance sheet included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K: (a) property, plant and equipment of $499.7 million; (b) goodwill of $100.3 million; and (c) other intangible assets, primarily representing the value of customer relationships acquired, of $7.2 million.

As of December 31, 2024, these assets represented approximately 47% of the Company’s total assets. The Company assesses impairment of property, plant and equipment, goodwill and other intangible assets based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. A decline in expected profitability, significant negative industry or economic trends, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, divestitures and discontinued operations may adversely impact the assumptions used in the valuations. As a result, the recoverability of these assets could be called into question, and the Company could be required to write down or write off these assets. Such an occurrence could have a material adverse effect on the Company’s results of operations and financial position.

The Company has liabilities with respect to defined benefit pension plans that could cause the Company to incur additional costs.

As a result of the 2010 acquisition of World Color Press, the Company assumed frozen single employer defined benefit pension plans for certain of its employees in the United States. The majority of the plans’ assets are held in North American and global equity securities and debt securities. The asset allocation as of December 31, 2024, was approximately 22% equity securities and 78% debt securities.

As of December 31, 2024, the Company had underfunded pension liabilities of $34.1 million for single employer defined benefit plans in the United States. Under current United States pension law, pension funding deficits are generally required to be funded over a seven-year period. These pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan investment performance, pension legislation and other factors. Declines in global debt and equity markets would increase the Company’s potential pension funding obligations. Any significant increase in the Company’s required contributions could have a material adverse impact on its business, financial condition, results of operations and cash flows.

In addition to the single employer defined benefit plans described above, the Company has previously participated in multiemployer pension plans (“MEPPs”) in the United States, including the Graphic Communications International Union - Employer Retirement Fund (“GCIU”) and the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”). Prior to the acquisition of World Color Press by the Company, World Color Press received notice that certain plans in which it participated were in critical status, as defined in Section 432 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a result, the Company could have been subject to increased contribution rates associated with these plans or other MEPPs suffering from declines in their funding levels. Due to the significantly underfunded status of the United States multiemployer plans and the potential increased contribution rates, the Company withdrew from participation in these multiemployer plans and has replaced these pension benefits with a Company-sponsored “pay as you go” defined contribution plan, which is historically the form of retirement benefit provided to the Company’s employees. As of December 31, 2024, the Company has recorded in its financial statements a pre-tax withdrawal liability for all United States MEPPs of $21.5 million in the aggregate. The Company is scheduled to make payments to the GCIU until April 2032 and made its final payment to the GCC in February 2024.

The Company may not be able to utilize deferred tax assets to offset future taxable income.

As of December 31, 2024, the Company had deferred tax assets, net of valuation allowances, of $66.9 million. The Company expects to utilize the deferred tax assets to reduce consolidated income tax liabilities in future taxable years. However, the Company may not be able to fully utilize the deferred tax assets if its future taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, the Company may be required to record a valuation allowance against the deferred tax assets if the Company believes it is unable to utilize them, which would have an adverse effect on the Company’s results of operations and financial position.

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

Various laws and regulations addressing climate change have been and/or are being considered at the federal and state levels. Proposals under consideration include requiring climate- and emissions-related disclosures and limitations on the amount of greenhouse gas that can be emitted together with systems of trading allowed emissions capacities. The impacts of such proposals could have a material adverse impact on the Company’s financial condition and results of operations.

If QuadMed, a wholly-owned subsidiary of the Company, fails to comply with applicable healthcare laws and regulations, the Company could face substantial penalties, and its business, reputation, operations, prospects and financial condition of the Company’s subsidiary could be adversely affected.

QuadMed provides employer-sponsored healthcare solutions in the United States to employers of all sizes, including the Company and other private and public-sector companies. These solutions include, but are not limited to, on-site and near-site health centers, occupational health services, telemedicine, behavioral health and counseling services, and health and wellness programs. The healthcare industry is heavily regulated, constantly evolving and subject to significant change and fluctuation. The United States federal and state healthcare laws and regulations that impact the QuadMed subsidiary business include, among others, those: (a) regarding privacy, security and transmission of individually identifiable health information; (b) prohibiting, among other things, soliciting, receiving or providing remuneration to induce the referral of an individual for an item or service or the purchasing or ordering of an item or service for which payment may be made under healthcare programs; (c) prohibiting, among other things, knowingly presenting or causing to be presented claims for payment from third-party payors that are false or fraudulent; and (d) prohibiting the corporate practice of medicine.

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

The Company’s outstanding stock is divided into two classes of common stock: class A common stock (“class A stock”) and class B common stock (“class B stock”). The class B stock has ten votes per share on all matters and the class A stock is entitled to one vote per share. As of January 31, 2025, the class B stock constitutes approximately 78% of the Company’s total voting power. As a result, holders of class B stock are able to exercise a controlling influence over the Company’s business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions. All of the class B stock is owned by certain members of the Quadracci family or trusts for their benefit, whose interests may differ from the interests of the holders of class A stock.

As of January 31, 2025, approximately 93% of the outstanding class B stock was held of record by the Quad Voting Trust, and that constitutes approximately 72% of the Company’s total voting power. The trustees of the Quad Voting Trust have the authority to vote the stock held by the Quad Voting Trust. Accordingly, the trustees of the Quad Voting Trust are able to exercise a controlling influence over the Company’s business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions.

Furthermore, in response to recent public focus on dual class capital structures, certain stock index providers have or are implementing limitations on the inclusion of dual class share structures in their indices and certain institutional shareholder advisory firms have or are updating their voting guidelines to generally withhold support for directors of companies with dual class voting rights. If these restrictions increase or these guidelines are followed, they may impact who buys and holds the Company’s stock.

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

Education and Awareness

The Company launched a security awareness campaign, Be Cyber Smart, that helps employees make sure valuable data remains private, keep physical and digital workspaces secure with good security hygiene, spot potential phishing and malware threats, and avoid risky behaviors. The Be Cyber Smart campaign provides employees with tools and tips for proactive protection measures such as password management, the importance of software updates and computer restarts, security measures when working remote, recognizing and avoiding phishing and maintaining data privacy. In addition, annual compliance, security awareness and acceptable use training, as well as regular phish testing, is delivered to all employees.

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

Item 2.    Properties

Quad’s corporate office is located in Sussex, Wisconsin. The Company owned or leased 86 facilities located in 14 countries including manufacturing operations, warehouses and office space totaling approximately 15,969,000 square feet, of which approximately 11,461,000 is owned space and approximately 4,508,000 is leased space as of December 31, 2024.

Within the United States Print and Related Services segment, the Company operated 32 owned or leased manufacturing facilities, encompassing approximately 13,316,000 square feet as of December 31, 2024. Within the International segment, the Company operated 6 owned or leased manufacturing facilities, encompassing approximately 1,552,000 square feet as of December 31, 2024. The following table lists the Company’s operating locations with manufacturing facilities totaling over 500,000 square feet as of December 31, 2024:

Locations	Square Feet	Property Type	Segment
Lomira, Wisconsin, United States	2,174,000	Owned	United States Print and Related Services
Sussex, Wisconsin, United States	1,971,000	Owned	United States Print and Related Services
Martinsburg, West Virginia, United States	1,740,000	Owned	United States Print and Related Services
Hartford, Wisconsin, United States	1,682,000	Owned	United States Print and Related Services
West Allis, Wisconsin, United States	913,000	Leased	United States Print and Related Services
The Rock, Georgia, United States	797,000	Owned	United States Print and Related Services
Wyszkow, Poland (1)	709,000	Owned	International
______________________________
(1)As of December 31, 2024, the Company has classified its European operations as held for sale. For more information on the European operations assets classified as held for sale, refer to Note 22, “Assets Held for Sale.”

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock and Dividends

Quad’s authorized capital stock consists of 105.0 million shares of class A stock, 80.0 million shares of class B stock, 20.0 million shares of class C common stock and 0.5 million shares of preferred stock. The Company’s outstanding capital stock as of December 31, 2024, consisted of 38.8 million shares of class A stock, 13.3 million shares of class B stock and no shares of class C common stock or preferred stock. As of January 31, 2025, there were 1,994 record holders of the class A stock and 22 record holders of the class B stock.

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

Pursuant to the Company’s Articles of Incorporation, each outstanding class of common stock has equal rights with respect to cash dividends. Pursuant to the Company’s debt facilities, the Company is subject to limitations on dividends and repurchases of capital stock. If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, as defined in the Company’s Senior Secured Credit Facility, last amended on October 18, 2024, (see Note 10. “Debt,” for more details on the amendment), the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00, but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases, and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions.

Securities Authorized For Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Information about the Company’s repurchases of its class A common stock during the three months ended December 31, 2024, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2024 to October 31, 2024	—	—	—	$77,507,158
November 1, 2024 to November 30, 2024	—	—	—	77,507,158
December 1, 2024 to December 31, 2024	—	—	—	77,507,158
Total	—		—
______________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no shares of the Company’s class A stock repurchased during the year ended December 31, 2024. There were 2,852,501 shares repurchased during the year ended December 31, 2023. As of December 31, 2024, there were $77.5 million of authorized repurchases remaining under the program.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with Quad’s audited consolidated financial statements for each of the two years in the period ended December 31, 2024, including the notes thereto, included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Cautionary Statement Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors,” included earlier within this Annual Report on Form 10-K.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for the year ended December 31, 2024, to the year ended December 31, 2023. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Overview

Business Overview

Quad is a marketing experience (MX) company that simplifies the complexities of marketing, removing friction from wherever it occurs along the marketing journey. Its results-driven approach enables stronger marketing operations that lead to real, repeatable success for clients. The Company does this through its MX Solutions Suite, which is flexible, scalable and connected. Quad tailors its solutions to each client’s objectives, driving cost efficiencies, improving speed to market, strengthening marketing effectiveness and delivering value on investments. The Company supports a diverse base of clients, including industry-leading blue-chip companies that serve both businesses and consumers across multiple industry verticals, with a particular focus on commerce, including retail, consumer packaged goods and direct-to-consumer; financial services; and health.

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

The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations, managed as one integrated platform, and marketing and other complementary services. The printing operations include print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, as well as other commercial and specialty printed products, along with global paper procurement and the manufacture of ink. Marketing and other complementary services include data intelligence and analytics, technology solutions, media planning, placement and optimization, creative strategy and content creation, as well as execution in non-print channels (e.g., digital and broadcast). This segment also includes medical services. The United States Print and Related Services segment accounted for approximately 87% and 86% of the Company’s consolidated net sales during the years ended December 31, 2024 and 2023, respectively.

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Colombia, Mexico and Peru. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 13% and 14% of the Company’s consolidated net sales during the years ended December 31, 2024 and 2023, respectively.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations decreased by $143.5 million during the year ended December 31, 2024, primarily due to the following: (1) $112.9 million in cash provided by operating activities; (2) $49.1 million in proceeds from the sale of property, plant and equipment; (3) $23.7 million reduction in cash and cash equivalents; and (4) $22.2 million in proceeds from the sale of an investment, partially offset by $57.2 million in purchases of property, plant and equipment and the $9.4 million payment in cash dividends.

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

Integrated distribution with the USPS is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. In September 2024, the USPS held a pre-filing conference to further reduce service standards. These changes required an advisory opinion from the PRC, which was issued in January 2025, urging the USPS to reconsider its plan. However, the USPS is still expected to implement the changes in 2025, regardless of the advisory opinion issued. In addition to the reduce service standards, the USPS has also issued reduced service performance targets for 2025. Almost all letters and flats targets were reduced, some as much as 15% lower than 2024 targets (i.e. First Class Letters three to five day on time performance target was reduced from 90% down to 80%).

The USPS continues to experience financial problems. The passing of the Postal Service Reform Act of 2022, signed in April 2022, gave the USPS considerable financial relief as well as significant other relief over the next ten years. While the legislative postal reform helps considerably, without decreased operational cost structures, increased efficiencies or increased volumes and revenues, these losses are expected to continue into the future. As a result of these financial difficulties, the USPS has continued to adjust its postal rates and service levels. The USPS did not implement a Market Dominant product price increase for January 2025. However, the available rate authority will roll forward to July 2025. The USPS has confirmed it intends to continue with twice a year price increases for 2026 and 2027. With postage increases that continue to exceed the CPI, clients will continue to reduce mail volumes and explore the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet, digital and mobile channels and other alternative media channels, in order to ensure that they stay within their expected postage budgets.

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

The Company continues to face several other industry challenges that have been, and are expected to continue to, adversely impact the Company’s results of operation. The Company continues to operate in an elevated interest rate environment, which is expected to continue through 2025. Additionally, the price and availability of paper has been, and may continue to be, adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper, and ability to transport paper produced; and tariffs and trade restrictions. Postal rate increases, along with the previously described industry challenges, have led to reduced demand for printed products and has caused clients to move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers. This reduced volume has driven the Company to institute several cost saving measures through its restructuring program, including plant closures and headcount reductions. Through these cost saving measures and proceeds from asset sales, the Company has been able to maintain focus on its transformation into an MX company, with flexibility to invest into the growing business, as well as continuing to be advantageous in its efforts to return capital to shareholders and reduce debt. The Company is also dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from existing clients. The Company is unable to predict the full future impact these challenges will have on its business, financial condition, cash flows and results of operations, but expects them to continue into 2025.

Results of Operations for the Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

Summary Results

The Company’s operating income, operating margin, net loss (computed using a 25% normalized tax rate for all items subject to tax) and diluted loss per share for the year ended December 31, 2024, changed from the year ended December 31, 2023, as follows (dollars in millions, except per share data):

	Operating Income	Operating Margin	Net Loss	Diluted Loss Per Share
For the year ended December 31, 2023	$25.7	0.9%	$(55.4)	$(1.14)
Restructuring, impairment and transaction-related charges, net (1)	(24.0)	(1.2)%	(18.0)	(0.40)
Other operating income elements (2)	17.5	1.0%	13.1	0.30
Operating Income	19.2	0.7%	(60.3)	(1.24)
Interest expense (3)	N/A	N/A	4.1	0.06
Net pension income (4)	N/A	N/A	(0.7)	(0.02)
Income taxes (5)	N/A	N/A	6.0	0.13
For the year ended December 31, 2024	$19.2	0.7%	$(50.9)	$(1.07)
______________________________
(1)Restructuring, impairment and transaction-related charges, net increased $24.0 million ($18.0 million, net of tax), to $101.5 million during the year ended December 31, 2024, and included the following:

a.A $4.6 million decrease in employee termination charges from $35.1 million during the year ended December 31, 2023, to $30.5 million during the year ended December 31, 2024;

b.A $49.7 million increase in impairment charges from $25.2 million during the year ended December 31, 2023, to $74.9 million during the year ended December 31, 2024;

c.A $4.8 million decrease in transaction-related charges from $4.2 million of expense during the year ended December 31, 2023, to $0.6 million of income during the year ended December 31, 2024;

d.A $0.6 million decrease in integration-related charges from $1.0 million during the year ended December 31, 2023, to $0.4 million during the year ended December 31, 2024; and

e.A $15.7 million decrease in various other restructuring charges from $12.0 million of expense during the year ended December 31, 2023, to $3.7 million of income during the year ended December 31, 2024.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements increased $17.5 million ($13.1 million, net of tax) primarily due to the following: (1) a $26.3 million decrease in depreciation and amortization expense; (2) impacts from improved manufacturing productivity; and (3) savings from other cost reduction initiatives, partially offset by print volume decreases and a $12.3 million increase in selling, general and administrative expenses.

(3)Interest expense decreased $5.5 million ($4.1 million, net of tax) during the year ended December 31, 2024, to $64.5 million. This change was due to lower average debt levels and a $1.7 million decrease in interest expense related to the interest rate swap, partially offset by a higher weighted average interest rate on borrowings during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

(4)Net pension income decreased $0.9 million ($0.7 million, net of tax) during the year ended December 31, 2024, to $0.8 million. This was due to a $1.7 million decrease from the expected long-term return on pension plan assets and a $0.4 million increase in the amortization of actuarial loss, partially offset by a $1.2 million decrease from interest cost on pension plan liabilities.

(5)The $6.0 million decrease in income tax expense as calculated in the following table is primarily due to the following: (1) a $16.3 million decrease in the Company’s liability for audit assessments and unrecognized tax benefits; (2) a $5.1 million decrease from adjustments to deferred tax assets; (3) a $1.7 million decrease from differences in foreign statutory income tax rates; and (4) a $1.7 million decrease from the impact of foreign branches. These decreases were partially offset by a $9.8 million increase from from valuation allowance reserve and an $8.7 million increase from non-deductible impairments charges related to the European operations.

	Year Ended December 31,
	2024	2023	$ Change
	(dollars in millions)
Loss before income taxes	$(44.5)	$(42.6)	$(1.9)
Normalized tax rate	25.0%	25.0%
Income tax benefit at normalized tax rate	(11.1)	(10.7)	(0.4)

Less: Income tax expense from the consolidated statements of operations	6.4	12.8	(6.4)

Impact of income taxes	$17.5	$23.5	$(6.0)

Operating Results

The following table sets forth certain information from the Company’s consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2024	% of Net Sales	2023	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$2,099.2	78.6%	$2,334.1	78.9%	$(234.9)	(10.1)%
Services	573.0	21.4%	623.6	21.1%	(50.6)	(8.1)%
Total net sales	2,672.2	100.0%	2,957.7	100.0%	(285.5)	(9.7)%
Cost of sales:
Products	1,736.4	65.0%	1,984.7	67.1%	(248.3)	(12.5)%
Services	355.8	13.3%	396.5	13.4%	(40.7)	(10.3)%
Total cost of sales	2,092.2	78.3%	2,381.2	80.5%	(289.0)	(12.1)%
Selling, general & administrative expenses	356.8	13.4%	344.5	11.6%	12.3	3.6%
Depreciation and amortization	102.5	3.8%	128.8	4.4%	(26.3)	(20.4)%
Restructuring, impairment and transaction-related charges, net	101.5	3.8%	77.5	2.6%	24.0	31.0%
Total operating expenses	2,653.0	99.3%	2,932.0	99.1%	(279.0)	(9.5)%
Operating income	$19.2	0.7%	$25.7	0.9%	$(6.5)	(25.3)%

Net Sales

Product sales decreased $234.9 million, or 10.1%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following: (1) a $142.1 million decrease from paper sales; (2) a $91.4 million decrease in sales in the Company’s print product lines, mainly due to decreased print volumes and a higher mix of lower unit price gravure versus offset print in our magazine and catalog print offerings; and (3) $1.4 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $50.6 million, or 8.1%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $44.2 million decrease in marketing services and medical services and a $6.4 million decrease in logistics sales from lower print volumes.

Cost of Sales

Cost of product sales decreased $248.3 million, or 12.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following: (1) a decrease in paper costs; (2) the impact from lower print volumes; (3) impacts from improved manufacturing productivity; and (4) other cost reduction initiatives.

Cost of service sales decreased $40.7 million, or 10.3%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the impact from lower marketing services and decreased freight volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.3 million, or 3.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $10.8 million increase from unfavorable foreign exchange impacts and a $4.4 million increase in employee-related expenses, partially offset by a $4.1 million gain on the sale of an investment in 2024. Selling, general and administrative expenses as a percentage of net sales increased from 11.6% for the year ended December 31, 2023, to 13.4% for the year ended December 31, 2024.

Depreciation and Amortization

Depreciation and amortization decreased $26.3 million, or 20.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to a $15.9 million decrease in depreciation expense, primarily due to impacts from plant closures and from property, plant and equipment becoming fully depreciated over the past year, and a $10.4 million decrease in amortization expense, primarily from intangible assets becoming fully amortized over the past year.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net increased $24.0 million, or 31.0%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following:

	Year Ended December 31,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$30.5	$35.1	$(4.6)
Impairment charges (a)	74.9	25.2	49.7
Transaction-related charges (income)	(0.6)	4.2	(4.8)
Integration costs	0.4	1.0	(0.6)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	14.2	16.6	(2.4)
Equipment and infrastructure removal costs	1.6	0.9	0.7
Gains on the sale of facilities (b)	(20.5)	(9.2)	(11.3)
Other restructuring activities	1.0	3.7	(2.7)
Other restructuring charges (income)	(3.7)	12.0	(15.7)
Total restructuring, impairment and transaction-related charges, net	$101.5	$77.5	$24.0
______________________________
(a)Includes $74.9 million and $25.2 million of impairment charges during the years ended December 31, 2024 and 2023, respectively, which consisted of the following: (1) $57.6 million of impairment to reduce the carrying value of the European operations to its estimated fair value, including $41.6 million for foreign currency translation adjustments and $16.0 million for property, plant and equipment in 2024; (2) $14.2 million and $17.5 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities; (3) $4.1 million for software licensing and related implementation costs from a terminated project in 2023; and (4) $3.1 million and $3.6 million, respectively, for operating lease right-of-use assets.
(b)Includes a $20.5 million gain on the sale of the Saratoga Springs, New York facility during the year ended December 31, 2024 and a $9.2 million gain on the sale of the Merced, California facility during the year ended December 31, 2023.

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

EBITDA and EBITDA margin for the year ended December 31, 2024, compared to the year ended December 31, 2023, were as follows:

	Year Ended December 31,
	2024	% of Net Sales	2023	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$122.5	4.6%	$156.2	5.3%

EBITDA decreased $33.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to $24.0 million of increased restructuring, impairment and transaction-related charges, net and impacts from lower print volumes and marketing services sales, partially offset by impacts from improved manufacturing productivity and savings from other cost reduction initiatives.

A reconciliation of EBITDA to net loss for the years ended December 31, 2024 and 2023, was as follows:

	Year Ended December 31,
	2024	2023
	(dollars in millions)
Net loss (1)	$(50.9)	$(55.4)
Interest expense	64.5	70.0
Income tax expense	6.4	12.8
Depreciation and amortization	102.5	128.8
EBITDA (non-GAAP)	$122.5	$156.2
______________________________
(1)Net loss included the following:
a.Restructuring, impairment and transaction-related charges, net of $101.5 million and $77.5 million for the years ended December 31, 2024 and 2023, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$1,775.0	$1,949.7	$(174.7)	(9.0)%
Services	554.5	604.6	(50.1)	(8.3)%
Operating income (including restructuring, impairment and transaction-related charges, net)	112.8	56.6	56.2	99.3%
Operating margin	4.8%	2.2%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$42.8	$66.3	$(23.5)	(35.4)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $174.7 million, or 9.0%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $100.2 million decrease from paper sales and a $74.5 million decrease in sales in the Company’s print product lines, mainly due to decreased print volumes and a higher mix of lower unit price gravure versus offset print in our magazine and catalog print offerings.

Service sales for the United States Print and Related Services segment decreased $50.1 million, or 8.3%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $44.1 million decrease in marketing services and medical services and a $6.0 million decrease in logistics sales from lower print volumes.

Operating Income

Operating income for the United States Print and Related Services segment increased $56.2 million, or 99.3%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following: (1) a $23.5 million decrease in restructuring, impairment and transaction-related charges, net; (2) a $23.2 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives; partially offset by the impact from decreased print volumes and marketing services sales.

The operating margin for the United States Print and Related Services segment increased to 4.8% for the year ended December 31, 2024, from 2.2% for the year ended December 31, 2023, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the United States Print and Related Services segment decreased $23.5 million, or 35.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following:

	Year Ended December 31,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$29.8	$34.3	$(4.5)
Impairment charges (a)	17.1	23.2	(6.1)
Integration costs	0.4	—	0.4
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	14.2	16.6	(2.4)
Equipment and infrastructure removal costs	1.6	0.9	0.7
Gains on the sale of facilities (b)	(20.5)	(9.2)	(11.3)
Other restructuring activities	0.2	0.5	(0.3)
Other restructuring charges (income)	(4.5)	8.8	(13.3)
Total restructuring, impairment and transaction-related charges, net	$42.8	$66.3	$(23.5)
______________________________
(a)Includes $17.1 million and $23.2 million of impairment charges during the years ended December 31, 2024 and 2023, respectively, which consisted of the following: (1) $14.0 million and $15.5 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction; (2) $4.1 million for software licensing and related implementation costs from a terminated project in 2023; and (3) $3.1 million and $3.6 million, respectively, for operating lease right-of-use assets.
(b)Includes a $20.5 million gain on the sale of the Saratoga Springs, New York facility during the year ended December 31, 2024, and a $9.2 million gain on the sale of the Merced, California facility during the year ended December 31, 2023.

International

The following table summarizes net sales, operating income (loss), operating margin, and certain items impacting comparability within the International segment:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$324.2	$384.4	$(60.2)	(15.7)%
Services	18.5	19.0	(0.5)	(2.6)%
Operating income (loss) (including restructuring, impairment and transaction-related charges, net)	(45.7)	18.3	(64.0)	nm
Operating margin	(13.3)%	4.5%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$61.9	$9.6	$52.3	nm

Net Sales

Product sales for the International segment decreased $60.2 million, or 15.7%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following: (1) a $41.9 million decrease in paper sales; (2) a $16.9 million decrease in print volume, primarily in Europe and Mexico; and (3) $1.4 million in unfavorable foreign exchange impacts, primarily in Mexico.

Service sales for the International segment decreased $0.5 million, or 2.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $0.4 million decrease in logistics sales and a $0.1 million decrease in marketing services sales.

Operating Income (Loss)

Operating income (loss) for the International segment decreased $64.0 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $52.3 million increase in restructuring, impairment and transaction-related charges, net and a $14.7 million decrease in operating income from decreased print product volume, primarily in Mexico, Peru and Europe, partially offset by a $3.0 million decrease in depreciation and amortization.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the International segment increased $52.3 million, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following:

	Year Ended December 31,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$0.7	$0.5	$0.2
Impairment charges (a)	57.8	2.0	55.8
Transaction-related charges	2.6	2.7	(0.1)
Integration costs	—	1.0	(1.0)
Other restructuring charges	0.8	3.4	(2.6)
Total restructuring, impairment and transaction-related charges, net	$61.9	$9.6	$52.3
______________________________
(a)Includes $57.8 million and $2.0 million of impairment charges during the years ended December 31, 2024 and 2023, respectively, which consisted of $57.6 million of impairment charges to reduce the carrying value of the European operations to its estimated fair value, including $41.6 million for foreign currency translation adjustments and $16.0 million for property, plant and equipment during 2024, and $0.2 million and $2.0 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges, net)	$47.9	$49.2	$(1.3)	(2.6)%
Restructuring, impairment and transaction-related charges, net	(3.2)	1.6	(4.8)	nm

Operating Expenses

Corporate operating expenses decreased $1.3 million, or 2.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $4.8 million decrease in restructuring, impairment and transaction-related charges, net, partially offset by a $4.8 million increase in employee-related costs.

Restructuring, Impairment and Transaction-Related Charges, Net

Corporate restructuring, impairment and transaction-related charges, net decreased $4.8 million, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the following:

	Year Ended December 31,
	2024	2023	$ Change
	(dollars in millions)
Employee termination charges	$—	$0.3	$(0.3)
Transaction-related charges (income) (a)	(3.2)	1.5	(4.7)
Other restructuring charges (income)	—	(0.2)	0.2
Total restructuring, impairment and transaction-related charges, net	$(3.2)	$1.6	$(4.8)
______________________________
(a)Includes professional service fees related to business acquisitions and divestiture activities, as well as adjustments to estimated acquisition consideration in 2024.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $328.1 million as of December 31, 2024, which consisted of up to $298.9 million of unused capacity under its revolving credit arrangement, which was net of $25.7 million of issued letters of credit, and cash and cash equivalents of $29.2 million. This is the most restrictive liquidity measure currently applicable under the credit agreement. There were no borrowings under the $324.6 million revolving credit facility as of December 31, 2024.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements for both the next 12 months and beyond.

Net Cash Provided by Operating Activities

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Net cash provided by operating activities was $112.9 million for the year ended December 31, 2024, compared to $147.6 million for the year ended December 31, 2023, resulting in a $34.7 million decrease in cash provided by operating activities. The decrease was primarily due to a $49.9 million decrease in cash flows provided by changes in operating assets and liabilities, partially offset by a $15.2 million increase in cash from earnings.

Net Cash Provided by (Used in) Investing Activities

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Net cash provided by investing activities was $12.7 million for the year ended December 31, 2024, compared to net cash used in investing activities of $46.4 million for the year ended December 31, 2023, resulting in a $59.1 million increase in cash provided by investing activities. The increase was primarily due to the following: (1) a $22.2 million increase in proceeds from the sale of an investment; (2) a $17.4 million increase in proceeds from the sale of property, plant and equipment; (3) a $13.6 million decrease in purchases of property, plant and equipment; (4) a $3.3 million decrease in cash used in other investing activities; (5) a $1.5 million decrease in cash used in the acquisition of a business; (6) a $0.6 million decrease in loan to an unconsolidated entity; and (7) a $0.5 million decrease in cost investment in unconsolidated entities.

Net Cash Used in Financing Activities

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Net cash used in financing activities was $149.1 million for the year ended December 31, 2024, compared to $73.6 million for the year ended December 31, 2023, resulting in a $75.5 million increase in cash used in financing activities. The increase was primarily due to the following: (1) a $74.4 million increase in net payments of debt and lease obligations in 2024 compared to 2023; (2) a $9.3 million increase in payment of dividends; (3) a $4.4 million increase in payments of debt issuance costs and financing fees; and (4) a $0.4 million increase in equity awards redeemed to pay employees’ tax obligations. These increases were partially offset by a $12.6 million decrease in purchases of treasury stock and a $0.4 million decrease in cash used for other financing activities.

Free Cash Flow

Free Cash Flow is defined as net cash provided by operating activities less purchases of property, plant and equipment.

The Company’s management assesses Free Cash Flow as a measure to quantify cash available for (1) strengthening the balance sheet (debt and pension liability reduction), (2) strategic capital allocation and deployment through investments in the business (acquisitions and strategic investments) and (3) returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company’s restructuring activities and other unusual items.

Free Cash Flow is a non-GAAP financial measure and should not be considered an alternative to cash flows provided by operating activities as a measure of liquidity. Quad’s calculation of Free Cash Flow may be different from similar calculations used by other companies, and therefore, comparability may be limited.

Free Cash Flow for the years ended December 31, 2024 and 2023, was as follows:

	Year Ended December 31,
	2024	2023
	(dollars in millions)
Net cash provided by operating activities	$112.9	$147.6

Less: purchases of property, plant and equipment	57.2	70.8

Free Cash Flow (non-GAAP)	$55.7	$76.8

Free Cash Flow decreased $21.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $34.7 million decrease in net cash provided by operating activities, partially offset by a $13.6 million decrease in capital expenditures. See the “Net Cash Provided by Operating Activities” section above for further explanations of the change in operating cash flows.

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

The Debt Leverage Ratio calculated below differs from the Total Leverage Ratio, the Total Net Leverage Ratio and Senior Secured Leverage Ratio included in the Company’s debt covenant calculations (see “Covenants and Compliance” section below for further information on debt covenants). The Total Leverage Ratio included in the Company’s debt covenants includes interest rate derivative liabilities and letters of credit as debt, and excludes non-cash stock-based compensation expense from EBITDA. The Total Net Leverage Ratio includes and excludes the same adjustments as the Total Leverage Ratio, in addition to netting domestic unrestricted cash with debt. Similarly, the Senior Secured Leverage Ratio includes and excludes the same adjustments as the Total Leverage Ratio, in addition to netting domestic unrestricted cash with debt.

The Debt Leverage Ratio as of December 31, 2024 and 2023, was as follows:

	December 31, 2024		December 31, 2023
	(dollars in millions)
Total debt and finance lease obligations on the consolidated balance sheets	$379.2		$522.7
Less: Cash and cash equivalents	29.2		52.9
Net Debt (non-GAAP)	$350.0		$469.8

Divided by: Adjusted EBITDA for the year ended (non-GAAP)	$224.0		$233.7

Debt Leverage Ratio (non-GAAP)	1.56	x	2.01	x

The calculation of Adjusted EBITDA for the years ended December 31, 2024 and 2023, was as follows:

	Year Ended December 31,
	2024	2023
	(dollars in millions)
Net loss	$(50.9)	$(55.4)
Interest expense	64.5	70.0
Income tax expense	6.4	12.8
Depreciation and amortization	102.5	128.8
EBITDA (non-GAAP)	$122.5	$156.2
Restructuring, impairment and transaction-related charges, net	101.5	77.5
Adjusted EBITDA (non-GAAP)	$224.0	$233.7

The Debt Leverage Ratio, at December 31, 2024, decreased 0.45x to 1.56x compared to December 31, 2023, primarily due to a $119.8 million decrease in Net Debt, partially offset by a $9.7 million decrease in Adjusted EBITDA. The Debt Leverage Ratio, at December 31, 2024, is within management’s desired target Debt Leverage Ratio range of 1.50x to 2.00x; however, the Company will operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Description of Significant Outstanding Debt Obligations as of December 31, 2024

As of December 31, 2024, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦$324.6 million revolving credit facility (no outstanding balance as of December 31, 2024); and

◦$825.0 million Term Loan A ($360.8 million outstanding as of December 31, 2024);

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

The Company completed the eighth amendment to the Senior Secured Credit Facility on January 4, 2024, which added an additional $25.0 million principal value to the Term Loan A (under the Extended Maturity Date, as defined below). On January 31, 2024, the Company used liquidity available under its revolving credit facility and available cash on hand to fund the repayment on maturity of $87.7 million aggregate principal amount, outstanding at the time, of its Term Loan A.

The Company completed the ninth amendment to the Senior Secured Credit Facility (the “Ninth Amendment”) on October 18, 2024. The Senior Secured Credit Facility was amended to: (1) reduce the aggregate amount of the existing revolving credit facility from $342.5 million to $324.6 million, and extend the maturity of a portion of the revolving credit facility such that $17.7 million under the revolving credit facility will be due on the existing maturity date of November 2, 2026 (the “Existing Maturity Date”) and $306.9 million under the revolving credit facility with be due on October 18, 2029 (the “Extended Maturity Date); (2) extend the maturity of a portion of the existing Term Loan A such that $8.7 million of such term loan facility will be due on the Existing Maturity Date and $193.2 million will be due on the Extended Maturity Date; (3) make certain adjustments to pricing, including an increase of 0.50% to the interest rate margin applicable to the loans maturing on the Extended Maturity Date; and (4) modify certain financial and operational covenants retroactive to September 30, 2024, including the Senior Secured Leverage Ratio (net indebtedness to consolidated EBITDA) shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024, as well as the Total Leverage Ratio (consolidated total indebtedness to consolidated EBITDA) shall not exceed 3.50 to 1.00 for any fiscal quarter ending on or after September 30, 2024.

Borrowings under the revolving credit facility and Term Loan A made under the Senior Secured Credit Facility bear interest at 3.00% in excess of reserve adjusted SOFR, or 2.00% in excess of an alternate base rate with a SOFR floor of 0.75% for the extended tranche and bear interest at 2.50% in excess of reserve adjusted SOFR, or 1.50% in excess of an alternate base rate with a SOFR floor of 0.75% for the non-extending tranche.

At December 31, 2024, the Company had no outstanding borrowings on the revolving credit facility, and had $25.7 million of issued letters of credit, leaving up to $298.9 million available for future borrowings. This is the most restrictive liquidity measure currently applicable under the credit agreement. The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

Master Note and Security Agreement

On September 1, 1995, and as last amended on November 24, 2014, the Company entered into its Master Note and Security Agreement. On November 25, 2024, the Company used liquidity available under its revolving credit facility and available cash on hand to fund the repayment of the total outstanding aggregate principal balance of $1.5 million, thus terminating the Master Note and Security Agreement. The notes were collateralized by certain United States press equipment under the terms of the Master Note and Security Agreement.

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2024:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2024, the Company’s Total Leverage Ratio was 1.68 to 1.00).

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:

◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024 (for the twelve months ended December 31, 2024, the Company’s Senior Secured Leverage Ratio was 1.57 to 1.00).

◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2024, the Company’s Interest Coverage Ratio was 4.18 to 1.00).

The Company was in compliance with all financial covenants in its debt agreements as of December 31, 2024. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of December 31, 2024, was 1.68 to 1.00, the limitations described above are not applicable at this time.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 1.57 to 1.00 and Total Net Leverage Ratio was 1.57 to 1.00, as of December 31, 2024.

Net Pension Obligations

The net underfunded pension and MEPPs obligations decreased by $7.8 million during the year ended December 31, 2024, from $63.4 million at December 31, 2023, to $55.6 million at December 31, 2024. This decrease was primarily due to a $5.3 million decrease in the underfunded defined benefit plan obligations during the year ended December 31, 2024. This $5.3 million decrease in the underfunded status was primarily due to a decrease in overall pension obligations of $30.1 million from $32.5 million in benefits paid and $14.0 million from an actuarial gain, offset by a $16.4 million increase in interest cost due to a 44 basis point increase in the pension discount rate from 5.11% at December 31, 2023, to 5.55% at December 31, 2024. The decrease in pension obligations was partially offset by an overall decrease of $24.8 million in pension plan assets from $32.5 million in benefits paid, offset by an actual gain on pension plan assets of $5.6 million, or 2.99%, during the year ended December 31, 2024, which was below the expected long-term return on plan assets assumption of 6.30%, and employer contributions of $2.1 million. There was a $2.5 million decrease in MEPPs obligations, primarily due to payments totaling $4.3 million made to the MEPPS during the year ended December 31, 2024.

The Company continues to focus on reducing pension obligations through cash contributions to the plans, lump-sum settlements and plan design changes.

Share Repurchase Program

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no share repurchases during the year ended December 31, 2024. The following repurchases occurred during the year ended December 31, 2023:

December 31, 2023
Shares of Class A common stock	2,852,501
Weighted average price per share	$4.40
Total repurchases during the period (in millions)	$12.6

As of December 31, 2024, there were $77.5 million of authorized repurchases remaining under the program.

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

Based on the assessments completed during the years ended December 31, 2024, and 2023, the Company recognized property, plant and equipment and operating lease right-of-use assets impairment charges of $33.3 million and $21.1 million, respectively, primarily related to the reduction of the carrying value of the European operations to its estimated fair value due to the held for sale determination, facility consolidations and other capacity reduction. There were no finite-lived intangible asset impairment charges recorded during the years ended December 31, 2024 and 2023.

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

Workers’ Compensation

The Company is self-insured for a significant portion of its expected workers’ compensation program. Insurance is purchased for individual workers’ compensation claims that exceed $0.8 million. The Company establishes reserves for unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims. These reserves and estimates of IBNR claims are based upon an actuarial study, which is performed annually as of October 31st and is adjusted by the actuarially determined losses and actual claims payments for November and December. The Company also monitors actual claim developments, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of the reserves. As of December 31, 2024, the Company has net reserves for workers’ compensation of $24.0 million, of which $5.6 million was recorded in other current liabilities and $25.7 million was recorded in other long-term liabilities in the consolidated balance sheets (see Note 8, “Other Current and Long-Term Liabilities”). These reserves are net of $7.3 million recorded in other long-term assets in the consolidated balance sheets for claims covered by purchased insurance.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at December 31, 2024, was primarily comprised of $360.8 million outstanding on the Term Loan A. As of December 31, 2024, there was no outstanding balance on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company entered into two $75.0 million interest rate collars in February 2023 and a $50.0 million interest rate swap in April 2024, and has classified $200.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $200.0 million interest rate hedges of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $165.4 million at a current weighted average interest rate of 7.9% and fixed rate debt and finance leases outstanding of $213.8 million at a current weighted average interest rate of 7.6% as of December 31, 2024. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would change the fair value of floating rate debt at December 31, 2024 by approximately $1.4 million. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at December 31, 2024 by approximately $0.2 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s consolidated balance sheets. As of December 31, 2024, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $82.9 million. The potential decrease in net current assets as of December 31, 2024, from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $8.3 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $21.5 million as of December 31, 2024.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the year ended December 31, 2024, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions could result in significant future charges.

Commodity Risk

The primary raw materials that the Company uses in its print business are paper, ink and energy. At this time, the Company’s supply of raw materials are available from numerous vendors. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the procurement process. The price of such raw materials has fluctuated over time and has caused fluctuations in the Company’s net sales and cost of sales. This volatility may continue and the Company may experience increases in the costs of its raw materials in the future as prices in the overall paper, ink and energy markets are expected to remain beyond its control. The price and availability of paper may also be adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper, and ability to transport paper produced; and tariffs and trade restrictions.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Quad/Graphics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quad/Graphics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Measurement of accrued liabilities for workers’ compensation claims

Description of the Matter
At December 31, 2024, the Company’s consolidated accrued liabilities for workers’ compensation claims were $31.3 million and included within other current and long-term liabilities. As discussed in Note 1, the Company establishes accrued liabilities for workers’ compensation claims reported plus an estimate for loss development and potential claims that have been incurred but not reported (IBNR) to the Company or its insurance provider. The IBNR calculation utilizes a variety of assumptions, including but not limited to selected loss development factors, loss trend rates, increased limit factors and loss rates. The accrued liabilities for workers’ claims are based upon an actuarial analysis performed annually by actuarial specialists as of October 31 and are adjusted by the actuarially determined losses and actual claims payments to update through year end.

Auditing management’s estimate of the IBNR was especially challenging due to the various assumptions and the complexity of the actuarial analysis.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the measurement of accrued liabilities for workers’ compensation claims process, which included, among others, management’s review and approval of the actuarial analysis and related year-end update, management’s validation of data inputs as well as their review and approval of assumptions used in the analysis.

To test the measurement of accrued liabilities for workers’ compensation claims, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above, as well as testing the completeness and accuracy of the underlying data used by the Company in its analysis. We also involved our actuarial professionals with specialized skills and knowledge, who assisted in: (1) assessing the actuarial models and procedures used by the Company by comparing them to generally accepted actuarial methods and procedures to estimate the ultimate losses, (2) evaluating the Company’s key assumptions and judgments underlying the Company’s estimate by developing an independent range of the IBNR and comparing it against the Company’s recorded amount and (3) evaluating the qualifications of the external actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2022.
Milwaukee, Wisconsin
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Quad/Graphics, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Quad/Graphics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Quad/Graphics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 20, 2025

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2024	2023
Net sales
Products	$2,099.2	$2,334.1
Services	573.0	623.6
Total net sales	2,672.2	2,957.7
Cost of sales
Products	1,736.4	1,984.7
Services	355.8	396.5
Total cost of sales	2,092.2	2,381.2
Operating expenses
Selling, general and administrative expenses	356.8	344.5
Depreciation and amortization	102.5	128.8
Restructuring, impairment and transaction-related charges, net	101.5	77.5
Total operating expenses	2,653.0	2,932.0
Operating income	19.2	25.7
Interest expense	64.5	70.0
Net pension income	(0.8)	(1.7)
Loss before income taxes	(44.5)	(42.6)
Income tax expense	6.4	12.8
Net loss	$(50.9)	$(55.4)

Loss per share
Basic and Diluted	$(1.07)	$(1.14)

Weighted average number of common shares outstanding
Basic and Diluted	47.6	48.4
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2024	2023
Net loss	$(50.9)	$(55.4)

Other comprehensive income (loss)
Translation adjustments
Foreign currency translation adjustments	(18.3)	15.0
Translation of long-term loans to foreign subsidiaries	2.8	(1.9)
Total translation adjustments	(15.5)	13.1

Interest rate derivative adjustments	0.1	2.5

Net gain (loss) arising from pension benefit plans during period	2.3	(5.4)

Other comprehensive income (loss), before tax	(13.1)	10.2

Income tax impact related to items of other comprehensive income (loss)	(0.5)	0.5

Other comprehensive income (loss), net of tax	(13.6)	10.7

Total comprehensive loss	$(64.5)	$(44.7)
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$29.2	$52.9
Receivables, less allowances for credit losses of $21.5 million at December 31, 2024, and $25.7 million at December 31, 2023	273.2	316.2
Inventories	162.4	178.8
Prepaid expenses and other current assets	69.5	39.8
Total current assets	534.3	587.7
Property, plant and equipment—net	499.7	620.6
Operating lease right-of-use assets—net	78.9	96.6
Goodwill	100.3	103.0
Other intangible assets—net	7.2	21.8
Other long-term assets	78.6	80.0
Total assets	$1,299.0	$1,509.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$356.7	$373.6
Other current liabilities	289.2	237.6
Short-term debt and current portion of long-term debt	28.0	151.7
Current portion of finance lease obligations	0.8	2.5
Current portion of operating lease obligations	24.0	25.4
Total current liabilities	698.7	790.8
Long-term debt	349.1	362.5
Finance lease obligations	1.3	6.0
Operating lease obligations	61.4	77.2
Deferred income taxes	3.2	5.1
Other long-term liabilities	135.4	148.6
Total liabilities	1,249.1	1,390.2
Commitments and contingencies (Note 9)
Shareholders’ equity (Note 17)
Preferred stock, $0.01 par value; Authorized: 0.5 million shares; Issued: None	—	—
Common stock, Class A, $0.025 par value; Authorized: 105.0 million shares; Issued: 42.5 million shares at December 31, 2024 and 2023	1.0	1.0
Common stock, Class B, $0.025 par value; Authorized: 80.0 million shares; Issued: 13.3 million shares at December 31, 2024, and 13.6 million shares at December 31, 2023	0.4	0.4
Common stock, Class C, $0.025 par value; Authorized: 20.0 million shares; Issued: 0.5 million shares at December 31, 2024 and 2023	—	—
Additional paid-in capital	842.8	842.7
Treasury stock, at cost, 4.2 million shares at December 31, 2024, and 5.6 million shares at December 31, 2023	(28.0)	(33.1)
Accumulated deficit	(635.1)	(573.9)
Accumulated other comprehensive loss	(131.2)	(117.6)
Total shareholders’ equity	49.9	119.5
Total liabilities and shareholders’ equity	$1,299.0	$1,509.7
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(50.9)	$(55.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102.5	128.8
Impairment charges	74.9	25.2
Amortization of debt issuance costs and original issue discount	1.6	2.0
Stock-based compensation	7.3	5.6
Gain on the sale of an investment	(4.1)	—
Gains on the sale or disposal of property, plant and equipment, net	(22.5)	(10.9)
Deferred income taxes	(2.0)	(3.7)
Changes in operating assets and liabilities—net of acquisitions and divestitures:
Receivables	14.8	65.0
Inventories	2.4	90.3
Prepaid expenses and other current assets	13.9	18.5
Accounts payable and other current liabilities	7.2	(106.7)
Other	(32.2)	(11.1)
Net cash provided by operating activities	112.9	147.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(57.2)	(70.8)
Cost investment in unconsolidated entities	(0.2)	(0.7)
Proceeds from the sale of property, plant and equipment	49.1	31.7
Proceeds from the sale of an investment	22.2	—
Loan to an unconsolidated entity	—	(0.6)
Acquisition of a business	—	(1.5)
Other investing activities	(1.2)	(4.5)
Net cash provided by (used in) investing activities	12.7	(46.4)

FINANCING ACTIVITIES
Payments of current and long-term debt	(183.7)	(51.9)
Payments of finance lease obligations	(2.7)	(2.6)
Borrowings on revolving credit facilities	1,458.1	1,437.9
Payments on revolving credit facilities	(1,457.8)	(1,442.6)
Proceeds from issuance of long-term debt	53.1	0.6
Payments of debt issuance costs and financing fees	(4.4)	—
Purchases of treasury stock	—	(12.6)
Equity awards redeemed to pay employees’ tax obligations	(2.1)	(1.7)
Payment of cash dividends	(9.4)	(0.1)
Other financing activities	(0.2)	(0.6)
Net cash used in financing activities	(149.1)	(73.6)
Effect of exchange rates on cash and cash equivalents	(0.2)	0.1
Net increase (decrease) in cash and cash equivalents	(23.7)	27.7
Cash and cash equivalents at beginning of year	52.9	25.2
Cash and cash equivalents at end of year	$29.2	$52.9
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2023	56.6	$1.4	$841.8	(3.9)	$(23.5)	$(518.5)	$(128.3)	$172.9
Net loss	—	—	—	—	—	(55.4)	—	(55.4)
Foreign currency translation adjustments	—	—	—	—	—	—	13.1	13.1
Pension benefit plan liability adjustments, net of $1.0 million tax benefit	—	—	—	—	—	—	(4.4)	(4.4)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	2.0	2.0
Stock-based compensation	—	—	5.6	—	—	—	—	5.6
Purchases of treasury stock	—	—	—	(2.9)	(12.6)	—	—	(12.6)
Issuance of share-based awards, net of other activity	—	—	(4.7)	1.5	4.7	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(1.7)	—	—	(1.7)
Balance at December 31, 2023	56.6	$1.4	$842.7	(5.6)	$(33.1)	$(573.9)	$(117.6)	$119.5
Net loss	—	—	—	—	—	(50.9)	—	(50.9)
Foreign currency translation adjustments	—	—	—	—	—	—	(15.5)	(15.5)
Pension benefit plan liability adjustments, net of $0.5 million tax benefit	—	—	—	—	—	—	1.8	1.8
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(10.3)	—	(10.3)
Stock-based compensation	—	—	7.3	—	—	—	—	7.3
Conversion of class B shares	(0.3)	—	(1.3)	0.3	1.3	—	—	—
Issuance of share-based awards, net of other activity	—	—	(5.9)	1.4	5.9	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(2.1)	—	—	(2.1)
Balance at December 31, 2024	56.3	$1.4	$842.8	(4.2)	$(28.0)	$(635.1)	$(131.2)	$49.9
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—Quad is a marketing experience (MX) company that simplifies the complexities of marketing, removing friction from wherever it occurs along the marketing journey. Its results-driven approach enables stronger marketing operations that lead to real, repeatable success for clients. The Company does this through its MX Solutions Suite, which is flexible, scalable and connected. Quad tailors its solutions to each client’s objectives, driving cost efficiencies, improving speed to market, strengthening marketing effectiveness and delivering value on investments. The Company supports a diverse base of clients, including industry-leading blue-chip companies that serve both businesses and consumers across multiple industry verticals, with a particular focus on commerce, including retail, consumer packaged goods and direct-to-consumer; financial services; and health.

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

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into United States dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of shareholders’ equity, while transaction gains and losses are recorded in selling, general and administrative expenses on the consolidated statements of operations. Foreign exchange transactions resulted in losses of $6.4 million during the year ended December 31, 2024 and gains of $4.4 million during the year ended December 31, 2023.

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

Research and Development—Research and development costs related to the development of new products or the adaptation of existing products are expensed as incurred, included in cost of sales and totaled $3.2 million and $3.1 million during the years ended December 31, 2024 and 2023, respectively.

Cash and Cash Equivalents and Restricted Cash—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Receivables—Receivables are stated net of allowances for credit losses. No single customer comprised more than 5% of the Company’s consolidated net sales in 2024 or 2023, or 5% of the Company’s consolidated receivables as of December 31, 2024 or 2023. In accordance with Accounting Standards Codification (“ASC”) 326—Financial Instruments—Credit Losses (“ASC 326”), the Company measures expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts. See Note 5, “Receivables,” for further discussion on the transactions affecting the allowances for doubtful accounts.

Inventories—Inventories include material, labor, and plant overhead and are stated at the lower of cost or net realizable value. At December 31, 2024 and 2023, raw material inventories were generally valued using the specific identification method, and work-in-progress and finished good inventories were valued under the first-in, first-out method. See Note 6, “Inventories,” for the components of the Company’s inventories.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Workers’ Compensation—The Company is self-insured for a significant portion of its expected workers’ compensation program. Insurance is purchased for individual workers’ compensation claims that exceed $0.8 million. The Company establishes reserves for unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims. These reserves and estimates of IBNR claims are based upon an actuarial study, which is performed annually as of October 31st and is adjusted by the actuarially determined losses and actual claims payments for November and December. The Company also monitors actual claim developments, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of the reserves. As of December 31, 2024, the Company has net reserves for workers’ compensation of $24.0 million, of which $5.6 million was recorded in other current liabilities and $25.7 million was recorded in other long-term liabilities in the consolidated balance sheets (see Note 8, “Other Current and Long-Term Liabilities”). These reserves are net of $7.3 million recorded in other long-term assets in the consolidated balance sheets for estimated claims covered by purchased insurance. As of December 31, 2023, the Company had net reserves for workers’ compensation of $28.7 million, of which $6.7 million was recorded in other current liabilities and $31.0 million was recorded in other long-term liabilities in the consolidated balance sheets (see Note 8, “Other Current and Long-Term Liabilities”). These reserves were net of $9.0 million recorded in other long-term assets in the consolidated balance sheets for estimated claims covered by purchased insurance.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Supplemental Cash Flow Information—The following table summarizes certain supplemental cash flow information for the years ended December 31, 2024 and 2023:

	2024	2023
Interest paid, net of amounts capitalized	$52.9	$55.9
Income taxes paid	10.7	12.2
Non-cash investing and financing activities:
Non-cash finance lease additions	0.9	8.3
Non-cash operating lease additions	11.2	18.9
Acquisition of a business:
Fair value of assets acquired	1.1	0.2
Liabilities assumed	1.6	(15.3)
Goodwill	(2.7)	16.6
Acquisitions of businesses	$—	$1.5

Note 2. Revenue Recognition

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the years ended December 31, 2024 and 2023:

	United States Print and Related Services	International	Total
Year Ended December 31, 2024
Catalog, publications, retail inserts and directories	$1,258.2	$221.1	$1,479.3
Direct mail and other printed products	506.5	103.0	609.5
Other	10.3	0.1	10.4
Total Products	1,775.0	324.2	2,099.2
Logistics services	248.0	16.1	264.1
Marketing services and medical services	306.5	2.4	308.9
Total Services	554.5	18.5	573.0
Total Net Sales	$2,329.5	$342.7	$2,672.2

Year Ended December 31, 2023
Catalog, publications, retail inserts and directories	$1,398.2	$254.0	$1,652.2
Direct mail and other printed products	543.5	129.9	673.4
Other	8.0	0.5	8.5
Total Products	1,949.7	384.4	2,334.1
Logistics services	254.0	16.5	270.5
Marketing services and medical services	350.6	2.5	353.1
Total Services	604.6	19.0	623.6
Total Net Sales	$2,554.3	$403.4	$2,957.7

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

The Company recognizes its Print revenues upon transfer of title and the passage of risk of loss, which is point-in-time upon shipment to the customer, and when there is a reasonable assurance as to collectability. Revenues related to the Company’s logistics operations, which includes the delivery of printed material, are included in the Print performance obligation and are also recognized at point-in-time as services are completed, and when there is a reasonable assurance as to collectability. Revenues related to the Company’s imaging operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. Under agreements with certain customers, products may be stored by the Company for future delivery and revenue is recognized upon shipment to the customer. In these situations, the Company may receive warehouse management fees for the services it provides. Revenue from warehouse management fees was immaterial for the years ended December 31, 2024 and 2023.

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

Costs to Obtain Contracts

In accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”), the Company defers certain contract acquisition costs paid to the client at contract inception. When applicable, the Company also capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a client contract or renewal and would not have been incurred had the contract not been obtained. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the year ended December 31, 2024, was as follows:

Costs to Obtain Contracts
Balance at January 1, 2024	$1.8
Costs to obtain contracts	0.1
Amortization of costs to obtain contracts	(0.9)
Balance at December 31, 2024	$1.0

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Practical Expedients

The Company has elected to apply the following practical expedients allowed under ASC 606:
•For certain performance obligations related to print contracts, the Company has elected not to disclose the value of unsatisfied performance obligations for the following: (1) contracts that have an original expected length of one year or less; (2) contracts where revenue is recognized as invoiced; or (3) contracts with variable consideration related to unsatisfied performance obligations. The Company had no volume commitments in contracts that extend beyond one year as of December 31, 2024.

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

•The Company excludes from its transaction price any amounts collected from customers for sales taxes.

Note 3. Restructuring, Impairment and Transaction-Related Charges, Net

The Company recorded restructuring, impairment and transaction-related charges, net for the years ended December 31, 2024 and 2023, as follows:

	2024	2023
Employee termination charges	$30.5	$35.1
Impairment charges	74.9	25.2
Transaction-related charges (income)	(0.6)	4.2
Integration costs	0.4	1.0
Other restructuring charges (income)	(3.7)	12.0
Total	$101.5	$77.5

The costs related to these activities have been recorded on the consolidated statements of operations as restructuring, impairment and transaction-related charges, net. See Note 19, “Segment Information,” for restructuring, impairment and transaction-related charges, net by segment.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
•Other restructuring charges (income) are presented net of the gain on the sale of the Saratoga Springs, New York facility during the year ended December 31, 2024 and net of the gain on the sale of the Merced, California facility during the year ended December 31, 2023. The components of other restructuring charges (income) consisted of the following during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Vacant facility carrying costs and lease exit charges	$14.2	$16.6
Equipment and infrastructure removal costs	1.6	0.9
Gains on the sale of facilities	(20.5)	(9.2)
Other restructuring activities	1.0	3.7
Other restructuring charges (income)	$(3.7)	$12.0

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $74.9 million during the year ended December 31, 2024, which consisted of $57.6 million to reduce the carrying value of the European operations to its estimated fair value, including $41.6 million for foreign currency translation adjustments and $16.0 million for property, plant and equipment, $14.2 million for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $3.1 million for operating lease right-of-use assets. For more information on the European operations assets classified as held for sale, refer to Note 22, “Assets Held for Sale.”

The Company recognized impairment charges of $25.2 million during the year ended December 31, 2023, which consisted of $17.5 million for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, $4.1 million for software licensing and related implementation costs from a terminated project and $3.6 million for operating lease right-of-use assets.

The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs) and were estimated based on broker quotes, internal expertise related to current marketplace conditions, estimated future discounted cash flows and active negotiations with third-parties. These assets were adjusted to their estimated fair values at the time of impairment. If estimated fair values subsequently decline, the carrying values of the assets are adjusted accordingly.

Transaction-Related Charges (Income)

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities, as well as adjustments to estimated acquisition consideration. Transaction-related income of $0.6 million and transaction-related charges of $4.2 million were recorded during the years ended December 31, 2024 and 2023, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the years ended December 31, 2024 and 2023, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at January 1, 2023	$2.9	$—	$1.5	$—	$5.2	$9.6
Expense, net	35.1	25.2	4.2	1.0	12.0	77.5
Cash payments, net	(20.4)	—	(3.2)	(1.0)	(8.1)	(32.7)
Non-cash adjustments/reclassifications	—	(25.2)	—	—	2.7	(22.5)
Balance at December 31, 2023	$17.6	$—	$2.5	$—	$11.8	$31.9
Expense, net	30.5	74.9	(0.6)	0.4	(3.7)	101.5
Cash payments, net	(37.3)	—	(4.0)	(0.4)	1.3	(40.4)
Non-cash adjustments/reclassifications	—	(74.9)	3.6	—	40.4	(30.9)
Balance at December 31, 2024	$10.8	$—	$1.5	$—	$49.8	$62.1

The Company’s restructuring reserves at December 31, 2024, included a short-term and a long-term component. The short-term portion included $53.9 million in other current liabilities (see Note 8, “Other Current and Long-Term Liabilities” and Note 22, “Assets Held for Sale”) and $1.5 million in accounts payable in the consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $6.7 million was included in other long-term liabilities (see Note 8, “Other Current and Long-Term Liabilities”) in the consolidated balance sheets.

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

The Company completed its annual impairment test as of October 31, 2024, and identified no indicators of impairment in any of the Company's reporting units during the year ended December 31, 2024. Fair value was determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs).

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
No goodwill impairment charges were recorded during the years ended December 31, 2024 or 2023. The accumulated goodwill impairment losses and the carrying value of goodwill at December 31, 2024 and 2023, were as follows:

	December 31, 2024			December 31, 2023
	United States Print and Related Services	International	Total	United States Print and Related Services	International	Total
Goodwill	$878.6	$30.0	$908.6	$881.3	$30.0	$911.3
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)	(778.3)	(30.0)	(808.3)
Goodwill, net of accumulated goodwill impairment loss	$100.3	$—	$100.3	$103.0	$—	$103.0

Activity impacting goodwill for the years ended December 31, 2024 and 2023, was as follows:

	United States Print and Related Services	International	Total
Balance at January 1, 2023	$86.4	$—	$86.4
DART acquisition	16.6	—	16.6
Balance at December 31, 2023	$103.0	$—	$103.0
DART acquisition adjustments	(2.7)	—	(2.7)
Balance at December 31, 2024	$100.3	$—	$100.3

In December 2023, the Company completed the acquisition of DART Innovation, an in-store digital media solutions provider. The acquisition expanded and integrated into the Company’s suite of products and services, enabling brands and marketers to more effectively reach consumers. As of December 31, 2023, the preliminary purchase price included $16.6 million of goodwill. During 2024, the final valuation of the net assets acquired in the acquisition was finalized and a $2.7 million reduction to goodwill was recorded.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Other Intangible Assets

The components of other intangible assets at December 31, 2024 and 2023, were as follows:

		December 31, 2024			December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	8	$50.1	$(47.6)	$2.5	$65.4	$(60.2)	$5.2
Capitalized software	5	22.7	(18.9)	3.8	23.5	(19.6)	3.9
Acquired technology	3	4.6	(3.7)	0.9	3.6	(2.7)	0.9
Customer relationships	6	545.1	(545.1)	—	553.7	(541.9)	11.8
Total finite-lived intangible assets		$622.5	$(615.3)	$7.2	$646.2	$(624.4)	$21.8

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the years ended December 31, 2024 and 2023.

Amortization expense for other intangible assets was $17.5 million and $27.9 million for the years ended December 31, 2024 and 2023, respectively. The following table outlines the estimated future amortization expense related to other intangible assets as of December 31, 2024:

Amortization Expense
2025	$3.6
2026	1.7
2027	1.0
2028	0.7
2029	0.2
Total	$7.2

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company has recorded credit loss expense of $1.6 million and $2.8 million during the years ended December 31, 2024 and 2023, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

Activity impacting the allowance for credit losses for the years ended December 31, 2024 and 2023, was as follows:

	2024	2023
Balance at January 1,	$25.7	$26.4
Provisions	1.6	2.8
Write-offs	(4.2)	(3.5)
Assets held for sale reclassification (1)	(1.4)	—
Translation and other	(0.2)	—
Balance at December 31,	$21.5	$25.7
______________________________
(1)For more information on the assets classified as held for sale, refer to Note 22, “Assets Held for Sale.”

Note 6. Inventories

The components of inventories at December 31, 2024 and 2023, were as follows:

	2024	2023
Raw materials and manufacturing supplies	$87.5	$102.7
Work in process	27.8	30.1
Finished goods	47.1	46.0
Total	$162.4	$178.8

Note 7. Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2024 and 2023, were as follows:

	2024	2023
Land	$57.1	$65.8
Buildings	547.6	638.7
Machinery and equipment	2,279.1	2,728.0
Other (1)	159.8	157.2
Construction in progress	19.8	34.6
Property, plant and equipment—gross	3,063.4	3,624.3
Less: accumulated depreciation	(2,563.7)	(3,003.7)
Property, plant and equipment—net	$499.7	$620.6
______________________________
(1)Other consists of computer equipment and software, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company recorded impairment charges of $30.2 million and $17.5 million during the years ended December 31, 2024 and 2023, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production, or due to other capacity reduction, to fair value, including $16.0 million related to the expected sale of the European operations to reduce the carrying value to its estimated fair value during the year ended December 31, 2024 (see Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net,” and Note 22, “Assets Held for Sale,” for further discussion on impairment charges).

The Company recognized depreciation expense of $85.0 million and $100.9 million for the years ended December 31, 2024 and 2023, respectively.

Note 8. Other Current and Long-Term Liabilities

The components of other current and long-term liabilities at December 31, 2024 and 2023, were as follows:

	December 31, 2024			December 31, 2023
	Other Current Liabilities	Other Long-Term Liabilities	Total	Other Current Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$110.3	$38.2	$148.5	$118.1	$42.2	$160.3
Single employer pension plan obligations	1.7	32.4	34.1	1.6	37.8	39.4
Multiemployer pension plans – withdrawal liability	2.3	19.2	21.5	2.5	21.5	24.0
Deferred revenue	44.7	0.1	44.8	35.6	0.9	36.5
Tax-related liabilities	14.7	9.1	23.8	19.6	10.3	29.9
Restructuring liabilities	53.9	6.7	60.6	21.4	7.8	29.2
Interest and rent liabilities	0.6	—	0.6	0.7	—	0.7
Interest rate swap liabilities	—	0.7	0.7	—	—	—
Liabilities held for sale (2)	27.7	4.8	32.5	—	—	—
Other	33.3	24.2	57.5	38.1	28.1	66.2
Total	$289.2	$135.4	$424.6	$237.6	$148.6	$386.2
______________________________
(1)Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers’ compensation.
(2)For more information on the liabilities classified as held for sale, refer to Note 22, “Assets Held for Sale.”

Note 9. Commitments and Contingencies

Commitments

The Company had firm commitments of $8.5 million as of December 31, 2024, to purchase press, finishing and other equipment.

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

Note 10. Debt

The weighted average interest rate for the year ended December 31, 2024 and the components of long-term debt at December 31, 2024 and 2023, were as follows:

	Weighted Average Interest Rate	2024	2023
Term loan A	7.78%	$360.8	$511.1
Revolving credit facility	7.79%	—	—
Press Financing Arrangements	8.72%	23.6	—
Master note and security agreement	8.17%	—	2.5
International term loans	18.13%	0.4	1.8
International revolving credit facilities (1)	6.36%	—	3.7
Debt issuance costs		(7.7)	(4.9)
Total debt		$377.1	$514.2
Less: short-term debt and current portion of long-term debt		(28.0)	(151.7)
Long-term debt		$349.1	$362.5
______________________________
(1)Excludes a $3.7 million international revolving credit facility that was classified as held for sale and included in other current liabilities on the Company’s consolidated balance sheet as of December 31, 2024. For more information on the European operations liabilities classified as held for sale, refer to Note 22, “Assets Held for Sale.”

Description of Debt Obligations

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

The Company completed the ninth amendment to its Senior Secured Credit Facility (the “Ninth Amendment”) on October 18, 2024. The Senior Secured Credit Facility was amended to: (a) reduce the aggregate amount of the existing revolving credit facility from $342.5 million to $324.6 million, and extend the maturity of a portion of the revolving credit facility such that $17.7 million under the revolving credit facility will be due on the existing maturity date of November 2, 2026 (the “Existing Maturity Date”) and $306.9 million under the revolving credit facility will be due on October 18, 2029 (the “Extended Maturity Date”); (b) extend the maturity of a portion of the existing Term Loan A such that $8.7 million of such term loan facility will be due on the Existing Maturity Date and $193.2 million will be due on the Extended Maturity Date; (c) make certain adjustments to pricing, including an increase of 0.50% to the interest rate margin applicable to the loans maturing on the Extended Maturity Date; and (d) modify certain financial and operational covenants, including the Senior Secured Leverage Ratio (net indebtedness to consolidated EBITDA) shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024, as well as the Total Leverage Ratio (consolidated total indebtedness to consolidated EBITDA) shall not exceed 3.50 to 1.00 for any fiscal quarter ending on or after September 30, 2024.

Borrowings under the revolving credit facility and Term Loan A made under the Senior Secured Credit Facility bear interest at 3.00% in excess of reserve adjusted SOFR, or 2.00% in excess of an alternate base rate with a SOFR floor of 0.75% for the extended tranche and bear interest at 2.50% in excess of reserve adjusted SOFR, or 1.50% in excess of an alternate base rate with a SOFR floor of 0.75% for the non-extending tranche.

At December 31, 2024, the Company had no outstanding borrowings on the revolving credit facility, and had $25.7 million of issued letters of credit, leaving up to $298.9 million available for future borrowings. This is the most restrictive liquidity measure currently applicable under the credit agreement. The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

Press Financing Arrangements

During the first quarter of 2024, the Company entered into two press financing arrangements. The first arrangement of $11.3 million bears interest at a fixed rate of 8.31%, maturing in 2028. The second arrangement of $12.3 million bears interest at a current weighted average variable rate of 9.10%, maturing in 2031. Payments are made monthly on both arrangements.

Master Note and Security Agreement

On September 1, 1995, and as last amended on November 24, 2014, the Company entered into its Master Note and Security Agreement. On November 25, 2024, the Company used liquidity available under its revolving credit facility and available cash on hand to fund the repayment of the total outstanding aggregate principal balance of $1.5 million, thus terminating the Master Note and Security Agreement. The notes were collateralized by certain United States press equipment under the terms of the Master Note and Security Agreement.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
International Debt Obligations

The Company had one fixed rate, Euro denominated, international term loan for purposes of financing certain capital expenditures and general business needs. The international term loan in the amount of $12.8 million was entered into on December 21, 2018, at a 1.96% interest rate, with a term of five years, and matured on December 31, 2023. In addition, as of December 31, 2024, there is $0.4 million outstanding on a term loan in Peru.

The Company has one multicurrency international revolving credit facility that is used for financing working capital and general business needs for the Company’s European operations. The Company had $3.7 million of borrowings outstanding at a weighted average interest rate of 6.36% on the international revolving credit facility as of December 31, 2024, leaving $10.8 million available for future borrowing. The multicurrency international revolving credit facility is classified as held for sale and included in other current liabilities on the Company’s consolidated balance sheet as of December 31, 2024. For more information on the European operations liabilities classified as held for sale, refer to Note 22, “Assets Held for Sale.” The terms of the international revolving credit facility include certain financial covenants, a guarantee of the international revolving credit facility by the Company and a security agreement that includes collateralizing substantially all of the Quad Europe Sp. z.o.o. assets. The multicurrency international revolving credit facility will expire on February 28, 2025, and bears interest at the aggregate of WIBOR plus 1.40% for any Polish Zloty denominated borrowings or the aggregate of EURIBOR plus 1.45% for any Euro denominated borrowings. The Company held a second multicurrency international revolving credit facility until its expiration on October 31, 2024.

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.4 billion and $0.5 billion at December 31, 2024 and 2023, respectively. The fair value determination of the Company’s total debt was categorized as Level 2 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs). As of December 31, 2024, approximately $0.9 billion of the Company’s assets were pledged as security under various loans and other agreements.

Debt Issuance Costs

The debt issuance costs are amortized on a straight-line basis over the lives of the related debt instruments. Activity impacting the Company’s capitalized debt issuance costs for the years ended December 31, 2024 and 2023, was as follows:

Capitalized Debt Issuance Costs
Balance at January 1, 2023	$6.9
Amortization expense	(2.0)
Balance at December 31, 2023	4.9
Debt issuance costs from October 18, 2024 debt financing arrangement	4.4
Amortization expense	(1.6)
Balance at December 31, 2024	$7.7

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2024:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2024, the Company’s Total Leverage Ratio was 1.68 to 1.00).

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:

◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024 (for the twelve months ended December 31, 2024, the Company’s Senior Secured Leverage Ratio was 1.57 to 1.00).

◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2024, the Company’s Interest Coverage Ratio was 4.18 to 1.00).

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of December 31, 2024, was 1.68 to 1.00, the limitations described above are not applicable at this time.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 1.57 to 1.00 and Total Net Leverage Ratio was 1.57 to 1.00, as of December 31, 2024.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Estimated Principal Payments

The approximate annual principal amounts due on long-term debt, excluding $7.7 million for future amortization of debt issuance costs, at December 31, 2024, were as follows:

Principal Payments (1)
2025	$28.1
2026	45.3
2027	40.9
2028	40.0
2029	228.2
2030	2.3
Total	$384.8
______________________________
(1)Excludes $3.7 million of principal payments due on the international revolving credit facility that was classified as held for sale as of December 31, 2024. For more information on the European operations liabilities classified as held for sale, refer to Note 22, “Assets Held for Sale.”

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

The Company’s ROU assets for both operating and finance leases are reviewed for impairment losses on a quarterly basis in line with ASC 360-10 — Property, Plant, and Equipment — Overall. The Company recorded impairment charges of $3.1 million and $3.6 million for the year ended December 31, 2024 and December 31, 2023, respectively, to reduce the carrying value of certain ROU assets.

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

The following summarizes certain lease information for the years ended December 31, 2024 and 2023:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Lease cost (1)
Finance lease cost:
Amortization of right-of-use assets	$2.1	$2.2
Interest on lease liabilities	0.4	0.4
Operating lease cost	23.8	27.8
Short-term lease cost	0.5	0.3
Sublease income	(0.3)	(1.1)
Total lease cost	$26.5	$29.6

Other information (1)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.4	$0.4
Operating cash flows from operating leases	26.3	28.4
Financing cash flows from finance leases	2.7	2.6
Right-of-use assets obtained in exchange for new finance lease liabilities	0.9	8.3
Right-of-use assets obtained in exchange for new operating lease liabilities	11.2	18.9
Weighted-average remaining lease term — finance leases	3.3 years	3.9 years
Weighted-average remaining lease term — operating leases	4.2 years	5.0 years
Weighted-average discount rate — finance leases	5.0%	4.8%
Weighted-average discount rate — operating leases	6.1%	5.8%
______________________________
(1)Includes information related to leases classified as held for sale as of December 31, 2024. For more information on the assets and liabilities classified as held for sale, refer to Note 22, “Assets Held for Sale.”

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The components of finance lease assets at December 31, 2024 and 2023, were as follows:

	2024	2023
Leased equipment—gross	$11.8	$29.6
Less: accumulated depreciation	(9.8)	(20.9)
Leased equipment—net (1)	$2.0	$8.7
______________________________
(1)Leased equipment - net totaling $5.4 million are classified as held for sale and are included in other long-term assets within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 22, “Assets Held for Sale,” for further information on the assets classified as held for sale. These balances are excluded from the table above.

Future maturities of lease liabilities at December 31, 2024, were as follows:

	Future Maturities of Operating Leases	Future Maturities of Finance Leases
2025	$28.3	$0.9
2026	22.4	0.6
2027	18.7	0.5
2028	13.0	0.3
2029	6.3	0.1
2030 and thereafter	7.7	—
Total minimum payments	96.4	2.4
Less: present value discount	(11.0)	(0.3)
Present value of minimum payments (1)	85.4	2.1
Less: current portion	(24.0)	(0.8)
Long-term lease liability	$61.4	$1.3
______________________________
(1)Current portion of finance lease obligations totaling $1.3 million and current portion of operating lease obligations totaling $0.8 million are classified as held for sale and are included in other current liabilities within the Company’s consolidated balance sheet as of December 31, 2024. Finance lease obligations totaling $3.0 million and operating lease obligations totaling $0.8 million are classified as held for sale and are included in other long-term liabilities within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 22, “Assets Held for Sale,” for further information on the lease liabilities classified as held for sale. These balances are excluded from the table above.

Note 12. Income Taxes

Income taxes have been based on the following components of loss before income taxes for the years ended December 31, 2024 and 2023:

	2024	2023
United States	$(8.6)	$(65.8)
Foreign	(35.9)	23.2
Total	$(44.5)	$(42.6)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The components of income tax expense for the years ended December 31, 2024, and 2023, were as follows:

	2024	2023
Federal:
Current	$2.9	$(2.7)
Deferred	(2.3)	(4.0)
State:
Current	0.8	0.4
Deferred	0.1	(0.1)
Foreign:
Current	4.7	18.8
Deferred	0.2	0.4
Total income tax expense	$6.4	$12.8

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s income tax expense for the years ended December 31, 2024 and 2023:

	2024	2023
Federal statutory rate	$(9.3)	$(8.9)
Adjustment to valuation allowances	14.5	4.7
Impairment on European operations	8.7	—
Adjustment of uncertain tax positions and audit assessments	(5.9)	10.4
Adjustment of deferred tax liabilities	(4.8)	0.3
Executive compensation limitation	2.7	2.3
Other permanent tax differences	1.2	1.4
Impact from foreign branches	(1.1)	0.6
Credits	(0.9)	(1.2)
State taxes, net of federal benefit	0.9	0.3
Foreign rate differential	0.3	2.0
Other	0.1	0.9
Income tax expense	$6.4	$12.8

The $14.5 million adjustment to valuation allowance in 2024 primarily relates to adjusting reserves related to deferred tax assets for interest limitation, credits and other deferred tax assets that are not expected to be realized in the future for federal income tax purposes. The $4.7 million adjustment to valuation allowance in 2023 primarily relates to adjusting reserves related to deferred tax assets for interest limitation, credits and other deferred tax assets that are not expected to be realized in the future for federal income tax purposes. The $0.9 million effective rate reconciling item for State taxes, net of federal benefit, in 2024 includes a $3.1 million adjustment for partial release of valuation allowance reserves. The $0.3 million effective rate reconciling item for State taxes, net of federal benefit, in 2023 includes a $3.1 million adjustment for partial release of valuation allowance reserves.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Deferred Income Taxes

The significant deferred tax assets and liabilities as of December 31, 2024 and 2023, were as follows:

	2024	2023
Deferred tax assets:
Net operating loss and other tax carryforwards	$67.3	$104.3
Goodwill and intangible assets	23.6	25.2
Pension and workers compensation benefits	20.1	23.0
Accrued liabilities	8.6	13.3
Research or experimental expenditures	15.3	12.6
Interest limitation	9.9	11.3
Accrued compensation	7.0	6.0
Allowance for doubtful accounts	5.3	5.8
Other	7.7	6.5
Total deferred tax assets	164.8	208.0
Valuation allowance	(97.9)	(121.4)

Net deferred tax assets (1)	$66.9	$86.6

Deferred tax liabilities:
Property, plant and equipment	$(58.2)	$(73.5)
Other	(4.8)	(5.8)
Total deferred tax liabilities	(63.0)	(79.3)

Net deferred tax assets	$3.9	$7.3
______________________________
(1)Deferred tax assets totaling $3.8 million are classified as held for sale and are included in other long-term assets within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 22, “Assets Held for Sale,” for further information on the assets classified as held for sale. These balances are excluded from the table above.

The Company has recorded deferred income tax liabilities of $3.2 million and $5.1 million as of December 31, 2024 and 2023, respectively, which were included in deferred income taxes in the consolidated balance sheets. The Company has also recorded deferred income tax assets of $7.1 million and $12.4 million as of December 31, 2024 and 2023, respectively, which were included in other long-term assets in the consolidated balance sheets.

At December 31, 2024, the Company had the following gross amounts of tax-related carryforwards:

•Net operating loss carryforwards of $23.6 million and $471.5 million for foreign and state, respectively. Of the foreign net operating loss carryforwards, $3.8 million is available without expiration, while the remainder expires through 2044. Of the state net operating loss carryforwards, $70.0 million is available without expiration, while the remainders expire through 2044.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
•Various credit carryforwards of $4.4 million and $32.2 million for federal and state, respectively. The federal carryforward expires through 2044 and the state credit carryforwards include $25.5 million that is available without expiration, while the remainder expires through 2038. A foreign credit carryforward of $30.0 million was classified as held for sale and is included in other long-term assets within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 22, “Assets Held for Sale,” for further information on the assets classified as held for sale.

As of December 31, 2024, the Company has recorded a valuation allowance of $97.9 million on its consolidated balance sheet primarily related to the tax-affected amounts of the above carryforwards. The valuation allowance includes $26.9 million, $7.8 million and $63.2 million of federal, foreign and state deferred tax assets, respectively, that are not expected to be realized. The foreign valuation allowance excludes $32.9 million which was classified as held for sale and is included in other long-term assets within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 22, “Assets Held for Sale,” for further information on the assets classified as held for sale.

Uncertain Tax Positions

The following table summarizes the activity of the Company’s liability for unrecognized tax benefits at December 31, 2024 and 2023:

	2024	2023
Balance at January 1,	$16.7	$11.1
Additions for tax positions of prior years	0.2	6.1
Reductions for tax positions of prior years	—	(0.3)
Lapses of applicable statutes of limitations	(6.7)	(0.2)
Cumulative translation adjustment	(1.3)	—
Balance at December 31,	$8.9	$16.7

As of December 31, 2024, $4.4 million of unrecognized tax benefits would impact the Company’s effective tax rate, if recognized. It is reasonably possible that $1.8 million of the total amount of unrecognized tax benefits will decrease within the next twelve months due to resolution of income tax audits or statute expirations, of which $0.2 million would impact the Company’s effective tax rate.

The Company classified interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The following table summarizes the Company’s interest expense related to tax uncertainties and penalties recognized during the years ended December 31, 2024 and 2023:

	2024	2023
Interest expense	$0.2	$3.3
Penalties	0.4	1.6

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Accrued interest and penalties related to income tax uncertainties are reported as components of other current liabilities and other long-term liabilities in the consolidated balance sheets. The following table summarizes the Company’s liabilities for accrued interest and penalties, after the impact of translation adjustments, related to income tax uncertainties at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Accrued interest	Accrued penalties	Accrued interest	Accrued penalties
Other current liabilities	$—	$—	$—	$—
Other long-term liabilities	2.9	1.7	3.4	1.6
Total liabilities	$2.9	$1.7	$3.4	$1.6

The Company has tax years from 2021 through 2024 that remain open and subject to examination by the Internal Revenue Service. Tax years from 2020 through 2024 remain open and subject to examination in the Company’s various major state jurisdictions within the United States. Tax years 2011 and 2016 through 2024 remain open and subject to examination or litigation in the Company’s major foreign jurisdictions.

The Company’s practice and intention is to reinvest certain earnings of its non-U.S. subsidiaries in those operations. The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation of earnings, and has determined not to change its permanent reinvestment assertion. The Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at December 31, 2024, and the Company does not provide for, nor expect to incur, any significant, additional taxes which could become payable upon repatriation of such amounts.

Reform of International Taxation

The Organization for Economic Co-operation and Development’s reform of international taxation known as Pillar Two Global Anti-Base Erosion Rules is effective for the Company in 2024. The Company continues to monitor ongoing developments concerning this tax reform within applicable jurisdictions. As of December 31, 2024, the Company qualifies for safe harbor provisions in jurisdictions with adopted Pillar 2 legislation, and did not record a tax impact within its consolidated financial statements.

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

Level 3:    Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of December 31, 2024.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Interest Rate Swap

The Company currently holds one active interest rate swap contract. The purpose of entering into the contract was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt.

Active Interest Rate Swap

The active interest rate swap is designated as a cash flow hedge as it effectively converts the notional value of the Company’s variable rate debt based on one-month term SOFR to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. The key terms of the active interest rate swap are as follows:

April 23, 2024 Interest Rate Swap
Effective date	April 30, 2024
Termination date	March 31, 2027
Term	3 years
Notional amount	$50.0
Fixed swap rate	4.67%

The Company classifies interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the active interest rate swap classified as Level 2 as of December 31, 2024 and 2023, was as follows:

	Balance Sheet Location	December 31, 2024	December 31, 2023
Interest rate swap liabilities	Other long-term liabilities	(0.7)	—

The active interest rate swap was highly effective as of December 31, 2024. No amount of ineffectiveness has been recorded into earnings related to the active interest rate swap. The cash flows associated with the active interest rate swap have been recognized as an adjustment to interest expense in the consolidated statements of operations, and the changes in the fair value of the active interest rate swap has been included in other comprehensive income (loss) in the consolidated statements of comprehensive loss:

	Year Ended December 31,
	2024	2023
Cash Flow Impacts
Net interest received	$(0.1)	$—
Loss recognized in other comprehensive income (loss)	$0.7	$—

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Terminated Interest Rate Swap

The Company held a $130.0 million interest rate swap, effective on March 29, 2019, that terminated on March 28, 2024. The terminated interest rate swap was previously designated as cash flow hedges as it effectively converted the notional value of the Company’s variable rate debt based on one-month LIBOR to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. However, the Company amended its Senior Secured Credit Facility during the second quarter of 2020, which added a 0.75% LIBOR floor to the Company’s variable rate debt, changing the critical terms of the hedged instrument. Due to this change in critical terms, the Company had elected to de-designate the swap as a cash flow hedge, resulting in future changes in fair value being recognized in interest expense. The balance of the accumulated other comprehensive loss attributable to the interest rate swap as of June 30, 2020 was then amortized to interest expense on a straight-line basis over the remaining life of the swap contract. Due to the Company’s transition from LIBOR to SOFR during the first quarter of 2023, the interest rate swap’s fixed swap rate was amended to be based on one-month term SOFR.

The fair value of the terminated interest rate swap classified as Level 2 as of December 31, 2024 and 2023, was as follows:

	Balance Sheet Location	December 31, 2024	December 31, 2023
Interest rate swap asset	Prepaid expenses and other current assets	$—	$0.9

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

	Year Ended December 31,
	2024	2023
Cash Flow Impacts
Net interest received	$(1.0)	$(3.4)

Impacts with Swaps as Nonhedging Instruments
Loss recognized in interest expense excluded from hedge effectiveness assessments	$0.9	$2.9
Amounts reclassified out of accumulated other comprehensive loss to interest expense	0.6	2.7
Net interest expense	(1.0)	(3.4)
Total impact of swaps to interest expense	$0.5	$2.2

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

The Company classifies interest rate collars as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate collars classified as Level 2 as of December 31, 2024 and 2023, were as follows:

	Balance Sheet Location	December 31, 2024	December 31, 2023
Interest rate collar assets	Prepaid expenses and other current assets	$0.1	$—
Interest rate collar liabilities	Other long-term liabilities	—	(0.2)

The interest rate collars were highly effective as of December 31, 2024. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate collars have been recognized as an adjustment to interest expense in the consolidated statements of operations, and the changes in the fair value of the interest rate collars have been included in other comprehensive income (loss) in the consolidated statements of comprehensive loss:

	Year Ended December 31,
	2024	2023
Net interest received	$(0.4)	$(0.2)
Gain recognized in other comprehensive income (loss)	$(0.2)	$(0.2)

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. As of December 31, 2024, there were no open foreign currency exchange contracts designated as cash flow hedges.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the years ended December 31, 2024 and 2023, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 10, “Debt,” for the fair value of the Company’s debt as of December 31, 2024 and 2023.

Other Estimated Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets that may result in impairment charges, which are categorized as Level 3. See Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net”; Note 4, “Goodwill and Other Intangible Assets”; Note 7, “Property, Plant and Equipment”; Note 11, “Leases”; and Note 22, “Assets Held for Sale,” for further discussion on fair value remeasurements. See Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net” and Note 22, “Assets Held for Sale,” for impairment charges recorded as a result of the remeasurement of certain long-lived assets.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of December 31, 2024 and 2023. See Note 14, “Employee Retirement Plans,” for the details of Level 1 and Level 2 inputs related to employee retirement plans.

Note 14. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Diversified Plan is comprised of participant-directed 401(k) contributions, Company match and profit sharing contributions, with total participant assets of $2.0 billion as of December 31, 2024. Company 401(k) matching contributions were $13.9 million and $16.1 million for the years ended December 31, 2024 and 2023, respectively. The Company’s Employee Stock Ownership Plan holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions for the years ended December 31, 2024 and 2023.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The components of net pension income for the years ended December 31, 2024 and 2023, were as follows:

	Pension Benefits
	2024	2023
Interest cost	$(16.4)	$(17.6)
Expected return on plan assets	18.2	19.9
Amortization of actuarial loss	(1.0)	(0.6)
Net pension income	$0.8	$1.7

The Company made $1.7 million in contributions to its qualified defined benefit pension plans and $0.4 million in benefit payments to its non-qualified defined benefit pension plans during the year ended December 31, 2024.

The underfunded pension obligations are calculated using generally accepted actuarial methods and are measured annually as of December 31. The following table provides a reconciliation of the projected benefit obligation, fair value of plan assets and the underfunded status of the pension plans as of December 31, 2024 and 2023:

	Pension Benefits
	2024	2023
Changes in benefit obligation
Projected benefit obligation, beginning of year	$(342.7)	$(349.3)
Interest cost	(16.4)	(17.6)
Actuarial gain (loss)	14.0	(12.4)
Benefits paid	32.5	36.6
Projected benefit obligation, end of year	(312.6)	(342.7)

Changes in plan assets
Fair value of plan assets, beginning of year	303.3	313.0
Actual gain on plan assets	5.6	26.2
Employer contributions	2.1	0.7
Benefits paid	(32.5)	(36.6)
Fair value of plan assets, end of year	278.5	303.3

Underfunded status	$(34.1)	$(39.4)

The underfunded defined benefit plan obligations decreased by $5.3 million during the year ended December 31, 2024. This decrease in the underfunded status was primarily due to a decrease in overall pension obligations of $30.1 million from $32.5 million in benefits paid and $14.0 million from an actuarial gain, offset by a $16.4 million increase in interest cost due to a 44 basis point increase in the pension discount rate from 5.11% at December 31, 2023, to 5.55% at December 31, 2024. This decrease in pension obligations was partially offset by an overall decrease of $24.8 million in pension plan assets from $32.5 million in benefits paid, offset by an actual gain on pension plan assets of $5.6 million, or 2.99%, during the year ended December 31, 2024, which was below the expected long-term return on plan assets assumption of 6.30%, and employer contributions of $2.1 million.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Amounts recognized on the consolidated balance sheets as of December 31, 2024 and 2023, were as follows:

	Pension Benefits
	2024	2023
Current liabilities	$(1.7)	$(1.6)
Noncurrent liabilities	(32.4)	(37.8)
Total amount recognized	$(34.1)	$(39.4)

The following table provides a reconciliation of the Company’s accumulated other comprehensive loss prior to any deferred tax effects at December 31, 2024 and 2023:

Actuarial Gain / (Loss), net
Balance at January 1, 2023	$(47.6)
Amount arising during the period	(6.0)
Amortization included in net loss	0.6
Balance at December 31, 2023	(53.0)
Amount arising during the period	1.0
Amortization included in net loss	1.3
Balance at December 31, 2024	$(50.7)

During 2023, the Company provided the option to receive a lump-sum pension payment to a select group of in-service and terminated vested participants. Total lump sum payments of $8.0 million were paid during 2023, of which $2.0 million was paid under the lump-sum program and $1.4 million was paid under the in-service withdrawal program in December 2023. Payments to eligible participants who elected to receive a lump-sum pension payment were funded from existing pension plan assets and constituted a settlement of the Company’s pension liabilities with respect to these participants. There were no special lump sum pension options offered in 2024.

Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan assets are recognized as a component of net periodic benefit costs over the average remaining life expectancy of all participants. Unrecognized prior service costs or credits are also recognized as a component of net periodic benefit cost over the average remaining life expectancy of all participants.

The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2024 and 2023, were as follows:

	Pension Benefits
	2024	2023
Discount rate	5.11%	5.46%
Expected long-term return on plan assets	6.30%	6.75%

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The weighted average assumptions used to determine pension benefit obligations at December 31, 2024 and 2023, were as follows:

	Pension Benefits
	2024	2023
Discount rate (end of year rate)	5.55%	5.11%

The Company determines its assumed discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

Estimated Company Contributions and Benefit Payments

In 2025, the Company does not expect to make any cash contributions to its qualified defined benefit pension plans and expects to make estimated benefit payments of $1.7 million to its non-qualified defined benefit pension plans. The actual pension contributions may differ based on the funding calculations, and the Company may choose to make additional discretionary contributions. The estimated benefit payments may differ based on actual experience.

Estimated Future Benefit Payments by the Plans to or on Behalf of Plan Participants

An estimate of the Plans’ present value of future benefit payments to be made from funded qualified plans and unfunded non-qualified plans to plan participants at December 31, 2024, were as follows:

Future Pension Benefit Payments
2025	$37.9
2026	30.8
2027	29.9
2028	28.7
2029	27.8
2030 - 2034	120.4
Thereafter	37.1
Total	$312.6

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The current target allocations for plan assets on a weighted average basis are 25% equity securities and 75% debt securities, including cash and cash equivalents. The actual asset allocation as of December 31, 2024, was approximately 22% equity securities and 78% debt securities, and as of December 31, 2023, was approximately 21% equity securities and 79% debt securities. Equity investments are diversified by country, issuer and industry sector. Debt securities primarily consist of government bonds and corporate bonds from diversified industries.

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
The fair values of the Company’s pension plan assets at December 31, 2024 and 2023, by asset category were as follows:

	December 31, 2024				December 31, 2023
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.7	$0.7	$—	$—	$0.5	$0.5	$—	$—
Debt securities	68.5	—	68.5	—	75.4	—	75.4	—
Equity securities	10.8	—	10.8	—	11.4	—	11.4	—
Total pension plan assets, excluding those measured at net asset value (“NAV”)	80.0	$0.7	$79.3	$—	87.3	$0.5	$86.8	$—
Investments measured at NAV (1)	198.5				216.0
Total pension plan assets	$278.5				$303.3
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

There were no Level 3 assets as of December 31, 2024 and 2023. See Note 13, “ Financial Instruments and Fair Value Measurements,” for definitions of fair value levels.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2024:

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

The fair value measurements in common/collective trusts, calculated using a NAV and their redemption restrictions, for the years ended December 31, 2024 and 2023, are as follows:

	Fair Value		Redemption Frequency (If Currently Eligible)	Redemption Notice Period
	2024	2023
JP Morgan Chase Bank Strategic Property Fund	$7.9	$9.7	Quarterly	30 days
Pyramis Long Corporate A or Better	19.5	24.0	Daily	15 days
Pyramis Long Duration	10.7	12.2	Daily	15 days
Pyramis 810 Corporate	115.5	123.5	Daily	15 days
Russell 3000 Index NL	41.8	42.7	Daily	1 day
NT Collective Short Term Investment Fund	3.1	3.9	Daily	1 day
Total value of investments measured at NAV	$198.5	$216.0

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

The GCIU Plan is a defined benefit plan that provides retirement benefits, total and permanent disability benefits, and pre-retirement death benefits for the former participating union employees of the Company. The funded status of the GCIU Plan is classified as critical and declining based on the GCIU Plan’s 2022 certification to the United States Department of Labor, as the plan is projected to become insolvent within 20 years. As of January 1, 2022, the plan was projected to be insolvent in 2033. As a result, the GCIU Plan implemented a rehabilitation plan to improve the plan’s funded status. In 2019, the Company and the GCIU reached a settlement agreement for all claims, with scheduled payments until April 2032.

The GCC Plan is a defined benefit plan that provides retirement benefits, disability benefits, and early retirement benefits for the former participating union employees of the Company. The funded status of the GCC Plan is classified as critical based on the GCC Plan’s 2024 certification to the Internal Revenue Service, and has operated under a Rehabilitation Plan for fifteen years. At the time of the certification, the GCC Plan had sufficient assets to meet its monthly obligations. The Company made its final payment to the GCC in February 2024.

The Company made payments totaling $4.3 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively. The Company has reserved $21.5 million as the total MEPPs withdrawal liability as of December 31, 2024, of which $19.2 million was recorded in other long-term liabilities and $2.3 million was recorded in other current liabilities in the consolidated balance sheets.

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the years ended December 31, 2024 and 2023, the assumed exercise of all equity incentive instruments were anti-dilutive and therefore, not included in the diluted loss per share calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the years ended December 31, 2024 and 2023, are summarized as follows:

	2024	2023
Numerator:
Net loss	$(50.9)	$(55.4)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common stock	47.6	48.4
Plus: effect of dilutive equity incentive instruments	—	—
Diluted weighted average number of common shares outstanding for all classes of common shares	47.6	48.4

Loss per share:
Basic and Diluted	$(1.07)	$(1.14)

Cash dividends paid per common share for all classes of common shares	$0.20	$—

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

The 2020 Plan provides for an aggregate 6,000,000 shares of class A common stock reserved for issuance, plus shares still available for issuance or re-credited under the 2010 Plan. Awards under the 2020 Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock (“RS”), restricted stock units (“RSU”), deferred stock units (“DSU”) or other stock-based awards as determined by the Company’s Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. There were 1,156,351 shares of class A common stock reserved for issuance under the 2020 Plan as of December 31, 2024. Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs. The Company plans to either use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the consolidated statements of operations and includes expense recognized for liability awards that are remeasured on a quarterly basis. The total compensation expense recognized related to all equity incentive programs for the years ended December 31, 2024 and 2023, was as follows:

	Year ended December 31,
	2024	2023
RS and RSU equity awards expense	$6.2	$4.3
DSU awards expense	1.1	1.3
Total equity incentive compensation expense	$7.3	$5.6

Total future compensation expense related to all equity incentive programs granted as of December 31, 2024, was estimated to be $7.3 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $4.5 million for 2025, $2.5 million for 2026 and $0.3 million for 2027.

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

The following table is a summary of RS and RSU award activity for the year ended December 31, 2024:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2023	3,990,018	$4.01	1.4	147,980	$4.00	1.4
Granted	1,307,359	5.42		44,888	5.42
Vested	(869,360)	3.89		(27,087)	3.79
Forfeited	(163,610)	4.23		(17,828)	4.06
Nonvested at December 31, 2024	4,264,407	$4.45	1.1	147,953	$4.46	1.1

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs classified as equity was $6.2 million and $4.3 million for the years ended December 31, 2024 and 2023, respectively.

Deferred Stock Units

Deferred stock units are awards of rights to shares of the Company’s class A stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the year ended December 31, 2024:

	Deferred Stock Units
	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	865,267	$6.30
Granted	225,000	5.01
Dividend equivalents granted	35,976	5.96
Settled	(89,156)	6.69
Outstanding at December 31, 2024	1,037,087	$5.95

Each DSU award entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A stock. Compensation expense recognized for DSUs was $1.1 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

Note 17. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
December 31, 2024	105.0	38.8	3.7	42.5
December 31, 2023	105.0	37.4	5.1	42.5

Class B stock ($0.025 par value)
December 31, 2024	80.0	13.3	—	13.3
December 31, 2023	80.0	13.6	—	13.6

Class C stock ($0.025 par value)
December 31, 2024	20.0	—	0.5	0.5
December 31, 2023	20.0	—	0.5	0.5

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

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at December 31, 2024 and 2023. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no share repurchases during the year ended December 31, 2024. The following repurchases occurred during the year ended December 31, 2023:

2023
Shares of Class A common stock	2,852,501
Weighted average price per share	$4.40
Total repurchases during the period (in millions)	$12.6

As of December 31, 2024, there were $77.5 million of authorized repurchases remaining under the program.

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

The dividend activity related to the then outstanding shares for the year ended December 31, 2024 is as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2024
Q4 Dividend	October 21, 2024	November 18, 2024	December 6, 2024	$0.05
Q3 Dividend	July 22, 2024	August 19, 2024	September 6, 2024	$0.05
Q2 Dividend	April 22, 2024	May 22, 2024	June 7, 2024	$0.05
Q1 Dividend	February 16, 2024	February 27, 2024	March 12, 2024	$0.05

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2024 and 2023, were as follows:

	Translation Adjustments	Interest Rate Derivative Adjustments	Pension Benefit Plan Adjustments	Total
Balance at January 1, 2023	$(88.6)	$(4.1)	$(35.6)	$(128.3)
Other comprehensive income (loss) before reclassifications	13.1	(0.2)	(4.4)	8.5
Amounts reclassified from accumulated other comprehensive loss to net loss	—	2.2	—	2.2
Net other comprehensive income (loss)	13.1	2.0	(4.4)	10.7
Balance at December 31, 2023	(75.5)	(2.1)	(40.0)	(117.6)
Other comprehensive income (loss) before reclassifications	(15.5)	(0.5)	1.8	(14.2)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	0.6	—	0.6
Net other comprehensive income (loss)	(15.5)	0.1	1.8	(13.6)
Balance at December 31, 2024	$(91.0)	$(2.0)	$(38.2)	$(131.2)

The details about the reclassifications from accumulated other comprehensive loss to net loss for the years ended December 31, 2024 and 2023, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31,		Consolidated Statements of Operations Presentation
	2024	2023
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges	$0.6	$2.7	Interest expense
Impact of income taxes	—	(0.5)	Income tax expense
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges, net of tax	0.6	2.2

Total reclassifications for the period, net of tax	$0.6	$2.2

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 19. Segment Information

The Company adopted Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” during the year ended December 31, 2024. The Company’s operating and reportable segments are aligned with how the chief operating decision maker (the “CODM”) of the Company (the Chairman, President and Chief Executive Officer) currently manages the business. On a monthly basis, the CODM receives discrete financial information, including operating income (loss), for the United States Print and Related Services and International segments, as well as for the Corporate non-operating segment. This information is used to make resource allocation decisions for the entire Company. Intercompany transactions, including sales between the Company’s operating and reportable segments, have been eliminated in consolidation.

The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category are as follows:

•United States Print and Related Services
•International
•Corporate

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations, managed as one integrated platform, and marketing and other complementary services. The printing operations include print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, newspapers, custom print products, as well as other commercial and specialty printed products, along with global paper procurement and the manufacture of ink. Marketing and other complementary services include data intelligence and analytics, technology solutions, media planning, placement and optimization, creative strategy and content creation, as well as execution in non-print channels (e.g., digital and broadcast). This segment also includes medical services.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following tables provide segment information for the years ended December 31, 2024 and 2023:

	United States Print and Related Services	International	Corporate	Total
Year Ended December 31, 2024
Net sales
Products	$1,775.0	$324.2	$—	$2,099.2
Services	554.5	18.5	—	573.0
Total net sales	2,329.5	342.7	—	2,672.2
Less (1):
Cost of sales	$1,820.3	$271.9	$—	$2,092.2
Selling, general and administrative expenses	263.1	42.8	50.9	356.8
Depreciation and amortization	90.5	11.8	0.2	102.5
Restructuring, impairment and transaction-related charges, net	42.8	61.9	(3.2)	101.5
Operating income (loss)	$112.8	$(45.7)	$(47.9)	$19.2

Capital expenditures by segment	$46.8	$10.4	$—	$57.2

Total assets by segment	$1,052.8	$214.9	$31.3	$1,299.0
______________________________
(1)The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.

	United States Print and Related Services	International	Corporate	Total
Year Ended December 31, 2023
Net sales
Products	$1,949.7	$384.4	$—	$2,334.1
Services	604.6	19.0	—	623.6
Total net sales	2,554.3	403.4	—	2,957.7
Less (1):
Cost of sales	$2,067.6	$313.6	$—	$2,381.2
Selling, general and administrative expenses	250.1	47.1	47.3	344.5
Depreciation and amortization	113.7	14.8	0.3	128.8
Restructuring, impairment and transaction-related charges, net	66.3	9.6	1.6	77.5
Operating income (loss)	$56.6	$18.3	$(49.2)	$25.7

Capital expenditures by segment	$57.6	$13.2	$—	$70.8

Total assets by segment	$1,191.2	$271.1	$47.4	$1,509.7
______________________________
(1)The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Restructuring, impairment and transaction-related charges, net for the years ended December 31, 2024 and 2023, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net.”

A reconciliation of operating income to loss before income taxes as reported in the consolidated statements of operations for the years ended December 31, 2024 and 2023, was as follows:

	2024	2023
Operating income	$19.2	$25.7
Less: interest expense	64.5	70.0
Less: net pension income	(0.8)	(1.7)
Loss before income taxes	$(44.5)	$(42.6)

Note 20. Geographic Area Information

The table below presents the Company’s net sales and long-lived assets as of and for the years ended December 31, 2024 and 2023, by geographic region. The amounts in this table differ from the segment data presented in Note 19, “Segment Information,” because each operating segment includes operations in multiple geographic regions, based on the Company’s management reporting structure.

	United States	Europe	Latin America	Other	Combined
2024
Net sales
Products	$1,729.7	$134.4	$227.1	$8.0	$2,099.2
Services	554.5	18.5	—	—	573.0
Property, plant and equipment—net (1)	445.4	—	46.8	7.5	499.7
Operating lease right-of-use assets—net (2)	71.9	—	1.3	5.7	78.9
Other intangible assets—net	7.2	—	—	—	7.2
Other long-term assets (3)	42.5	28.4	7.1	0.6	78.6

2023
Net sales
Products	$1,902.3	$160.2	$263.6	$8.0	$2,334.1
Services	604.6	19.0	—	—	623.6
Property, plant and equipment—net	505.6	46.2	59.4	9.4	620.6
Operating lease right-of-use assets—net	85.6	2.5	2.1	6.4	96.6
Other intangible assets—net	20.9	0.1	0.8	—	21.8
Other long-term assets	66.1	7.2	6.2	0.5	80.0
______________________________
(1)Property, plant and equipment - net held within the Europe geographic region totaling $22.1 million are classified as held for sale and are included in other long-term assets within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 22, “Assets Held for Sale,” for further information on the European operations classified as held for sale.
(2)Operating lease right-of-use assets - net held within the Europe geographic region totaling $1.6 million are classified as held for sale and are included in other long-term assets within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 22, “Assets Held for Sale,” for further information on the European operations classified as held for sale.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
(3)Other long-term assets held within the Europe geographic region include $22.1 million of property, plant and equipment, $1.6 million of operating lease right-of-use assets and $3.9 million of other long-term assets classified as held for sale as of December 31, 2024. Refer to Note 22, “Assets Held for Sale,” for further information on the European operations classified as held for sale.

Note 21. Strategic Investments

Sale of Manipal Technologies Limited Strategic Partnership

On March 28, 2012, the Company entered into a strategic partnership with India-based Manipal Technologies Limited (“ManipalTech”) whereby Quad paid $18.1 million for a minority equity ownership interest in ManipalTech. The Company’s investment in ManipalTech was accounted for as a cost method investment until its sale. On April 16, 2024, Quad sold its ownership interest back to the majority owners of ManipalTech for total proceeds of $22.2 million and a realized gain of $4.1 million.

Note 22. Assets Held for Sale

Effective during the third quarter of 2024, the Company, having the authority to approve the action, committed to a plan to sell its European operations as part of an ongoing strategic focus to optimize its business portfolio for growth as an MX company. Accordingly, as of September 30, 2024, the Company has classified its European operations as held for sale, as required by ASC 360-10 – “Long Lived Assets”, and has continued this classification as of December 31, 2024. The Company’s European operations primarily consist of all employees and facilities for Quad/Graphics Europe print and ink manufacturing headquartered in Wyszkow, Poland; the Peppermint agency in Warsaw, Poland; and Quad Point of Sale (including Marin’s International SAS), which has locations throughout Europe. The Company’s European operations has historically been included within the International segment and reporting unit.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following table summarizes the components of the European operations classified as held for sale on the consolidated balance sheet as of December 31, 2024:

December 31, 2024
Cash	$1.7
Receivables—net	19.6
Inventories	9.0
Prepaid expenses and other current assets	1.0
Included in prepaids and other current assets	$31.3

Property, plant and equipment—net	$22.1
Operating lease right-of-use assets—net	1.6
Other long-term assets	3.9
Included in other long-term assets	$27.6

Accounts payable	$14.2
Other current liabilities	7.7
Short-term debt and current portion of long-term debt	3.7
Current portion of finance lease obligations	1.3
Current portion of operating lease obligations	0.8
Included in other current liabilities	$27.7

Finance lease obligations	$3.0
Operating lease obligations	0.8
Other long-term liabilities	1.0
Included in other long-term liabilities	$4.8

Restructuring reserve (included in other current liabilities)	$41.6

Cumulative translation adjustments (loss) (included in accumulated other comprehensive loss)	$(41.6)

For the year ended December 31, 2024, the European operations recognized net sales of $152.9 million and had an operating loss, including a non-cash impairment charges of $57.6 million, to reduce the carrying value of the European operations to its estimated fair value, including $41.6 million of non-cash impairment of foreign currency translation adjustments and $16.0 million of non-cash impairment of tangible property, plant and equipment. The fair value of the assets held for sale were determined by the Company to be Level 2 under the fair value hierarchy (see Note 10, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs) and were estimated based on revised expected net proceeds.

On October 22, 2024, the Company announced it entered into a definitive agreement with Germany-based entrepreneurial private capital investment manager Capmont GmbH to sell the European operations. The expected net proceeds are approximately $26.4 million. The sale is expected to close in early 2025, pending customary closing conditions.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 23. New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09 “Income Taxes (Topic 470): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosures to consistently categorize and provide greater disaggregation of information in the rate reconciliation, including dollar value and percentage impacts of each component of the reconciliation, as well as further disaggregates income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the adoption of ASU 2023-09 on the consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update 2024-03 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. The ASU’s amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of the adoption of ASU 2024-03 on the consolidated financial statements.

Note 24. Subsequent Events

Declaration of Quarterly Dividend

On February 12, 2025, the Company declared a quarterly dividend of $0.075 per share, which will be paid on March 14, 2025, to shareholders of record as of February 28, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chairman, President and Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP (PCAOB ID No. 42) the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included herein.

Audit Report of Independent Registered Public Accounting Firm

The audit report required under this Item 9A, “Controls and Procedures,” is contained in Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.     Other Information

During the quarter ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is included under the captions “Election of Directors”, “Corporate Governance—Board Committees—Audit Committee”, “Corporate Governance - Insider Trading Policy” and “Miscellaneous—Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, Item 1, “Business,” of this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation

The information required by this Item is included under the captions “Compensation of Executive Officers,” “2024 Summary Compensation Table,” “Grants of Plan Based Awards in 2024,” “Outstanding Equity Awards at December 31, 2024,” “Option Exercises and Stock Vested in 2024,” “2024 Pension Benefits,” “2024 Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Corporate Governance—Board Committees—Compensation Committee Interlocks and Insider Participation,” “Pay Versus Performance,” and “Miscellaneous—Assessment of Compensation-Related Risk,” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Stock Ownership of Management and Others” in the Proxy Statement and is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2024. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 16, “Equity Incentive Programs,” to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	5,449,447	$—	1,156,351
Equity compensation plans not approved by security holders	—	—	—
Total	5,449,447	$—	1,156,351
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

(3.2)
Amended Bylaws of Quad/Graphics, Inc., as amended through February 21, 2024 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed on February 22, 2024).

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

(4.6)
Amendment No. 9, dated as of October 18, 2024, to Second Amended and Restated Credit Agreement, dated as of April 28, 2014, by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated October 18, 2024 and filed on October 23, 2024).

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

(9.2)	Amendment to Voting Trust (incorporated by reference to Exhibit 9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed on February 22, 2024).

(10.1)++	Dividend/Discount Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S‑4 (Reg. No. 333-165259)).

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

(10.25)++	Quad/Graphics, Inc. Non-Employee Director Deferred Compensation Plan.

(19)	Quad/Graphics, Inc. Insider Trading Policy, including Rule 10b5-1 Trading Plan Guidelines.

(21)	Subsidiaries of Quad/Graphics, Inc.

(23)	Consent of Ernst & Young, LLP.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(97)
Quad/Graphics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed on February 22, 2024).

(99)	Proxy Statement for the 2025 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2024; except to the extent specifically incorporated by reference, the Proxy Statement for the 2025 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K.]

(101)	Financial statements from the Annual Report on Form 10-K of Quad/Graphics, Inc. for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
______________________________
++    A management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of February 2025.

QUAD/GRAPHICS, INC.

By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Joel Quadracci	Chairman, President and Chief Executive Officer	February 20, 2025
J. Joel Quadracci	(Principal Executive Officer)

/s/ Anthony C. Staniak	Chief Financial Officer	February 20, 2025
Anthony C. Staniak	(Principal Financial Officer)

/s/ Anne M. Bauer	Vice President and Chief Accounting Officer	February 20, 2025
Anne M. Bauer	(Principal Accounting Officer)

/s/ Douglas P. Buth	Director	February 20, 2025
Douglas P. Buth

/s/ Beth-Ann Eason	Director	February 20, 2025
Beth-Ann Eason

/s/ Kathryn Quadracci Flores	Director	February 20, 2025
Kathryn Quadracci Flores

/s/ John C. Fowler	Director	February 20, 2025
John C. Fowler

/s/ Stephen M. Fuller	Director	February 20, 2025
Stephen M. Fuller

/s/ Christopher B. Harned	Director	February 20, 2025
Christopher B. Harned

/s/ Melanie A. Huet	Director	February 20, 2025
Melanie A. Huet

/s/ Jay O. Rothman	Director	February 20, 2025
Jay O. Rothman

/s/ John S. Shiely	Director	February 20, 2025
John S. Shiely