Form 10-Q
period 2025-03-31
Quad/Graphics, Inc.
filed 2025-04-30
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of April 25, 2025
Class A Common Stock	37,350,520
Class B Common Stock	13,261,983
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2025

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net sales
Products	$494.8	$507.2
Services	134.6	147.6
Total net sales	629.4	654.8
Cost of sales
Products	414.4	426.5
Services	85.6	94.8
Total cost of sales	500.0	521.3
Operating expenses
Selling, general and administrative expenses	83.5	83.1
Depreciation and amortization	19.7	28.6
Restructuring, impairment and transaction-related charges, net	6.6	32.5
Total operating expenses	609.8	665.5
Operating income (loss)	19.6	(10.7)
Interest expense	12.4	15.2
Net pension expense (income)	0.4	(0.2)
Earnings (loss) before income taxes	6.8	(25.7)
Income tax expense	1.0	2.4
Net earnings (loss)	$5.8	$(28.1)

Earnings (loss) per share
Basic	$0.12	$(0.60)
Diluted	$0.11	$(0.60)

Weighted average number of common shares outstanding
Basic	48.0	47.2
Diluted	50.7	47.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net earnings (loss)	$5.8	$(28.1)

Other comprehensive income
Translation adjustments	40.9	(0.4)
Interest rate derivatives adjustments	(0.4)	1.1
Pension benefit plan adjustments	0.3	0.3
Other comprehensive income, before tax	40.8	1.0

Income tax impact related to items of other comprehensive income	—	(0.3)

Other comprehensive income, net of tax	40.8	0.7

Comprehensive income (loss)	$46.6	$(27.4)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(UNAUDITED) March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$8.1	$29.2
Receivables, less allowances for credit losses of $22.4 million at March 31, 2025, and $21.5 million at December 31, 2024	303.9	273.2
Inventories	161.4	162.4
Prepaid expenses and other current assets	37.7	69.5
Total current assets	511.1	534.3
Property, plant and equipment—net	492.0	499.7
Operating lease right-of-use assets—net	75.0	78.9
Goodwill	100.3	100.3
Other intangible assets—net	6.2	7.2
Other long-term assets	61.9	78.6
Total assets	$1,246.5	$1,299.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$329.6	$356.7
Other current liabilities	149.2	289.2
Short-term debt and current portion of long-term debt	30.3	28.0
Current portion of finance lease obligations	0.8	0.8
Current portion of operating lease obligations	23.2	24.0
Total current liabilities	533.1	698.7
Long-term debt	438.8	349.1
Finance lease obligations	1.1	1.3
Operating lease obligations	57.8	61.4
Deferred income taxes	3.7	3.2
Other long-term liabilities	124.6	135.4
Total liabilities	1,159.1	1,249.1
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	840.9	842.8
Treasury stock, at cost	(31.4)	(28.0)
Accumulated deficit	(633.1)	(635.1)
Accumulated other comprehensive loss	(90.4)	(131.2)
Total shareholders’ equity	87.4	49.9
Total liabilities and shareholders’ equity	$1,246.5	$1,299.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net earnings (loss)	$5.8	$(28.1)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	19.7	28.6
Impairment charges	0.3	12.6
Amortization of debt issuance costs and original issue discount	0.4	0.3
Stock-based compensation	1.6	1.8
Loss on the sale of a business	0.5	—
Gain on the sale or disposal of property, plant and equipment, net	—	(0.9)
Deferred income taxes	0.1	0.3
Changes in operating assets and liabilities - net of divestitures	(117.4)	(66.8)
Net cash used in operating activities	(89.0)	(52.2)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11.3)	(17.9)
Cost investment in unconsolidated entities	(0.2)	(0.2)
Proceeds from the sale of property, plant and equipment	0.1	1.7
Other investing activities	(2.7)	0.5
Net cash used in investing activities	(14.1)	(15.9)

FINANCING ACTIVITIES
Payments of current and long-term debt	(6.3)	(101.0)
Payments of finance lease obligations	(0.4)	(0.8)
Borrowings on revolving credit facilities	398.1	468.3
Payments on revolving credit facilities	(300.6)	(389.1)
Proceeds from issuance of long-term debt	—	52.8
Purchases of treasury stock	(3.3)	—
Equity awards redeemed to pay employees’ tax obligations	(3.6)	(2.1)
Payment of cash dividends	(3.5)	(2.4)
Other financing activities	—	(0.2)
Net cash provided by financing activities	80.4	25.5

Effect of exchange rates on cash and cash equivalents	(0.1)	(0.1)
Net decrease in cash and cash equivalents, including cash classified as held for sale	(22.8)	(42.7)
Less: net decrease in cash classified as held for sale	(1.7)	—
Net decrease in cash and cash equivalents	(21.1)	(42.7)
Cash and cash equivalents at beginning of period	29.2	52.9
Cash and cash equivalents at end of period	$8.1	$10.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	56.3	$1.4	$842.8	(4.2)	$(28.0)	$(635.1)	$(131.2)	$49.9
Net earnings	—	—	—	—	—	5.8	—	5.8
Foreign currency translation adjustments	—	—	—	—	—	—	40.9	40.9
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	(0.3)	(0.3)
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.075 per common share)	—	—	—	—	—	(3.8)	—	(3.8)
Stock-based compensation	—	—	1.6	—	—	—	—	1.6
Purchases of treasury stock	—	—	—	(0.6)	(3.3)	—	—	(3.3)
Issuance of share-based awards, net of other activity	—	—	(3.5)	0.8	3.5	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.5)	(3.6)	—	—	(3.6)
Balance at March 31, 2025	56.3	$1.4	$840.9	(4.5)	$(31.4)	$(633.1)	$(90.4)	$87.4

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	56.6	$1.4	$842.7	(5.6)	$(33.1)	$(573.9)	$(117.6)	$119.5
Net loss	—	—	—	—	—	(28.1)	—	(28.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.9	0.9
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.05 per common share)	—	—	—	—	—	(2.6)	—	(2.6)
Stock-based compensation	—	—	1.8	—	—	—	—	1.8
Conversion of class B shares	(0.3)	—	(1.3)	0.3	1.3	—	—	—
Issuance of share-based awards, net of other activity	—	—	(5.2)	1.3	5.2	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(2.1)	—	—	(2.1)
Balance at March 31, 2024	56.3	$1.4	$838.0	(4.3)	$(28.7)	$(604.6)	$(116.9)	$89.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the “Company” or “Quad”) have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2024, and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 21, 2025.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three months ended March 31, 2025 and 2024. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. The results of operations and accounts of businesses acquired or divested are included in the consolidated financial statements from the date of acquisition or until the date of divestiture. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following tables provide information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three months ended March 31, 2025 and 2024:

	United States Print and Related Services	International	Total
Three Months Ended March 31, 2025
Catalog, publications, retail inserts and directories	$294.0	$40.1	$334.1
Direct mail and other printed products	125.9	32.6	158.5
Other	2.2	—	2.2
Total products	422.1	72.7	494.8
Logistics services	57.3	2.6	59.9
Marketing services and medical services	74.4	0.3	74.7
Total services	131.7	2.9	134.6
Total net sales	$553.8	$75.6	$629.4

Three Months Ended March 31, 2024
Catalog, publications, retail inserts and directories	$312.2	$48.2	$360.4
Direct mail and other printed products	121.7	23.1	144.8
Other	2.0	—	2.0
Total products	435.9	71.3	507.2
Logistics services	63.2	4.3	67.5
Marketing services and medical services	79.8	0.3	80.1
Total services	143.0	4.6	147.6
Total net sales	$578.9	$75.9	$654.8

Nature of Products and Services

The Company recognizes its products and services revenue based on when the transfer of control passes to the client or when the service is completed and accepted by the client.
The products offering is predominantly comprised of the Company’s print operations which includes retail inserts, publications, catalogs, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, custom print products, other commercial and specialty printed products and global paper procurement.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers, the Company defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the three months ended March 31, 2025, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2024	$1.0
Amortization of costs to obtain contracts	(0.2)
Balance at March 31, 2025	$0.8

Note 3. Restructuring, Impairment and Transaction-Related Charges, Net

The Company recorded restructuring, impairment and transaction-related charges, net for the three months ended March 31, 2025 and 2024, as follows:

	Three Months Ended March 31,
	2025	2024
Employee termination charges	$0.7	$13.7
Impairment charges	0.3	12.6
Transaction-related charges	2.6	0.5
Integration costs	—	0.1
Other restructuring charges	3.0	5.6
Total	$6.6	$32.5

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
•Other restructuring charges consisted of the following during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Vacant facility carrying costs and lease exit charges	$2.1	$4.3
Equipment and infrastructure removal costs	0.4	1.1
Loss on the sale of a business	0.5	—
Other restructuring activities	—	0.2
Other restructuring charges	$3.0	$5.6

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $0.3 million during the three months ended March 31, 2025, which consisted of machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations. Transaction-related charges of $2.6 million and $0.5 million were recorded during the three months ended March 31, 2025 and 2024, respectively.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the three months ended March 31, 2025, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2024	$10.8	$—	$1.5	$—	$49.8	$62.1
Expense (income), net	0.7	0.3	2.6	—	3.0	6.6
Cash payments, net	(6.4)	—	(2.6)	—	(2.7)	(11.7)
Non-cash adjustments/reclassifications	—	(0.3)	—	—	(42.1)	(42.4)
Balance at March 31, 2025	$5.1	$—	$1.5	$—	$8.0	$14.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
The Company’s restructuring reserves at March 31, 2025, included a short-term and a long-term component. The short-term portion included $6.7 million in other current liabilities and $1.5 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $6.4 million is included in other long-term liabilities in the condensed consolidated balance sheets.

Note 4. Strategic Divestiture

Sale of European Operations

On February 28, 2025, the Company sold its European operations, which primarily consisted of all employees and facilities for Quad/Graphics Europe print and ink manufacturing headquartered in Wyszkow, Poland; the Peppermint agency in Warsaw, Poland; and Quad Point of Sale (including Marin’s International SAS), which has locations throughout Europe.

The total sales price of $24.1 million consisted of a note receivable for $19.5 million, of which $4.3 million is recorded in receivables and $15.2 million is recorded in other long-term assets in the condensed consolidated balance sheet as of March 31, 2025, and retention of $4.6 million of cash classified as assets held for sale as of the sale date. In addition, debt and finance lease obligations of $7.4 million were assumed by the buyer and there are contingent considerations of $10.0 million based upon the European business achieving certain financial metrics. A pre-tax loss of $0.5 million is included in restructuring, impairment and transaction-related charges, net in the condensed consolidated statement of operations for the three months ended March 31, 2025.

The European operations were classified as held for sale in the consolidated balance sheet as of December 31, 2024, and have historically been included within the international segment and reporting unit.

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

The Company has recorded credit loss expense of $1.4 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Activity impacting the allowance for credit losses for the three months ended March 31, 2025, was as follows:

Allowance for Credit Losses
Balance at December 31, 2024	$21.5
Provisions	1.4
Write-offs	(0.5)
Balance at March 31, 2025	$22.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Note 6. Inventories

The components of inventories at March 31, 2025, and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
Raw materials and manufacturing supplies	$95.5	$87.5
Work in process	23.8	27.8
Finished goods	42.1	47.1
Total	$161.4	$162.4

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

The Company completed the ninth amendment to its Senior Secured Credit Facility (the “Ninth Amendment”) on October 18, 2024. The Senior Secured Credit Facility was amended to: (1) reduce the aggregate amount of the existing revolving credit facility from $342.5 million to $324.6 million, and extend the maturity of a portion of the revolving credit facility such that $17.7 million under the revolving credit facility will be due on the existing maturity date of November 2, 2026 (the “Existing Maturity Date”) and $306.9 million under the revolving credit facility will be due on October 18, 2029 (the “Extended Maturity Date”); (2) extend the maturity of a portion of the existing Term Loan A such that $8.7 million of such term loan facility will be due on the Existing Maturity Date and $193.2 million will be due on the Extended Maturity Date; (3) make certain adjustments to pricing, including an increase of 0.50% to the interest rate margin applicable to the loans maturing on the Extended Maturity Date; and (4) modify certain financial and operational covenants, including the Senior Secured Leverage Ratio (net indebtedness to consolidated EBITDA) shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024, as well as the Total Leverage Ratio (consolidated total indebtedness to consolidated EBITDA) shall not exceed 3.50 to 1.00 for any fiscal quarter ending on or after September 30, 2024.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Note 9. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly. For the three months ended March 31, 2025, the estimated annual effective income tax rate differs from the statutory tax rate primarily due to net decreases in valuation allowance reserves.

For the three months ended March 31, 2024, the Company used an actual effective income tax rate for the year-to-date period to record its income tax expense. The actual effective income tax rate differs from the statutory tax rate primarily due to net increases in valuation allowance reserves, non-deductible expenses and global intangible low taxed income from foreign controlled corporations.

The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of March 31, 2025, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of March 31, 2025, was $9.1 million, an increase of $0.2 million from $8.9 million as of December 31, 2024. The Company anticipates a $1.8 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations, of which $0.2 million would impact the Company’s effective tax rate.

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

Level 3:    Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of March 31, 2025.

Interest Rate Swap

The Company currently holds one active interest rate swap contract. The purpose of entering into the contract was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Active Interest Rate Swap

The active interest rate swap is designated as a cash flow hedge as it effectively converts the notional value of the Company’s variable rate debt based on one-month term Secured Overnight Financing Rate (“SOFR”) to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. The key terms of the active interest rate swap is as follows:

April 23, 2024 Interest Rate Swap
Effective date	April 30, 2024
Termination date	March 31, 2027
Term	3 years
Notional amount	$50.0
Fixed swap rate	4.67%

The Company classifies interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the active interest rate swap classified as Level 2 as of March 31, 2025, and December 31, 2024, was as follows:

	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate swap liabilities	Other long-term liabilities	$(0.9)	$(0.7)

The active interest rate swap was highly effective as of March 31, 2025. No amount of ineffectiveness has been recorded into earnings related to the active interest rate swap. The cash flows associated with the active interest rate swap have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the active interest rate swap has been included in other comprehensive income in the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
Cash Flow Impacts
Loss recognized in other comprehensive income	0.3	—
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
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
The cash flows associated with the terminated interest rate swap have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations:

Three Months Ended March 31, 2024
Cash Flow Impacts
Net interest received	$(1.0)

Impacts with Terminated Swap as Nonhedging Instrument
Loss recognized in interest expense excluded from hedge effectiveness assessments	0.9
Amounts reclassified out of accumulated other comprehensive loss to interest expense	0.6
Net interest expense	(1.0)
Total impact of terminated swap to interest expense	$0.5
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
The Company classifies interest rate collars as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate collars classified as Level 2 as of March 31, 2025, and December 31, 2024, were as follows:

	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate collar assets	Prepaid expenses and other current assets	$—	$0.1
The interest rate collars were highly effective as of March 31, 2025. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate collars have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the interest rate collars have been included in other comprehensive income in the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
Net interest received	$—	$(0.1)
(Gain) loss recognized in other comprehensive income	$0.1	$(0.5)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. As of March 31, 2025, there were no open foreign currency exchange contracts designated as cash flow hedges.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the three months ended March 31, 2025 and 2024, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.5 billion and $0.4 billion at March 31, 2025 and December 31, 2024, respectively.

Other Estimated Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets that may result in impairment charges, which are categorized as Level 3. See Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net,” for further discussion on fair value remeasurements. See Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net” and Note 4, “Strategic Divestiture,” for impairment charges recorded as a result of the remeasurement of certain long-lived assets.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of March 31, 2025, and December 31, 2024.

Note 11. Employee Retirement Plans

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
The components of net pension (expense) income for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Interest cost	$(3.8)	$(4.1)
Expected return on plan assets	3.7	4.5
Net periodic pension (expense) income	(0.1)	0.4
Amortization of actuarial loss	(0.3)	(0.2)
Net pension (expense) income	$(0.4)	$0.2

The Company made $0.1 million in benefit payments to its non-qualified defined benefit pension plans and made no contributions to its qualified defined benefit plans during the three months ended March 31, 2025.

Multiemployer Pension Plans (“MEPPs”)

The Company has withdrawn from all significant MEPPs and replaced this union sponsored “promise to pay in the future” defined benefit plan with a Company sponsored “pay as you go” defined contribution plan. As a result of the decision to withdraw and the significant underfunding of each MEPP, the Company is required to pay a withdrawal liability based on information provided by each plan’s trustee to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. The withdrawal liabilities have been fully paid for all MEPPs except for one, the Graphic Communications International Union - Employer Retirement Fund (“GCIU”).

The Company has reserved $21.0 million for the GCIU withdrawal liability as of March 31, 2025, of which $18.7 million was recorded in other long-term liabilities and $2.3 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU until April 2032. The Company made payments totaling $1.0 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

Note 12. Earnings (Loss) Per Share

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 0.4 million for the three months ended March 31, 2025. Due to the net loss incurred during the three months ended March 31, 2024, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the three months ended March 31, 2025 and 2024, are summarized as follows:

	Three Months Ended March 31,
	2025	2024
Numerator
Net earnings (loss)	$5.8	$(28.1)

Denominator
Basic weighted average number of common shares outstanding for all classes of common stock	48.0	47.2
Plus: effect of dilutive equity incentive instruments	2.7	—
Diluted weighted average number of common shares outstanding for all classes of common stock	50.7	47.2

Earnings (loss) per share
Basic	$0.12	$(0.60)
Diluted	$0.11	$(0.60)

Cash dividends paid per common share for all classes of common stock	$0.075	$0.050

Note 13. Equity Incentive Programs

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations. The total compensation expense recognized related to all equity incentive programs for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended March 31,
	2025	2024
Restricted Stock (“RS”) and Restricted Stock Units (“RSU”) equity awards expense	$1.6	$1.8
Total equity incentive compensation expense	$1.6	$1.8

Total future compensation expense related to all equity incentive programs granted as of March 31, 2025, was estimated to be $11.1 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $4.5 million for the remainder of 2025, $4.2 million for 2026, $2.1 million for 2027 and $0.3 million for 2028.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Restricted Stock and Restricted Stock Units

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2025:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Unit	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2024	4,264,407	$4.45	1.1	147,953	$4.46	1.1
Granted	851,510	6.96		46,802	6.97
Vested	(1,386,798)	3.97		(36,366)	4.00
Forfeited	(66,196)	4.51		(49,035)	4.46
Nonvested at March 31, 2025	3,662,923	$5.22	1.7	109,354	$5.69	2.1

Deferred Stock Units

The following table is a summary of deferred stock units award activity for the three months ended March 31, 2025:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2024	1,037,087	$5.95
Dividend equivalents granted	13,995	5.95
Settled	(8,776)	4.90
Outstanding at March 31, 2025	1,042,306	$5.95

Note 14. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
March 31, 2025	105.0	38.5	4.0	42.5
December 31, 2024	105.0	38.8	3.7	42.5

Class B stock ($0.025 par value)
March 31, 2025	80.0	13.3	—	13.3
December 31, 2024	80.0	13.3	—	13.3

Class C stock ($0.025 par value)
March 31, 2025	20.0	—	0.5	0.5
December 31, 2024	20.0	—	0.5	0.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2025, and December 31, 2024. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. There were no share repurchases during the three months ended March 31, 2024, and the following repurchases occurred during the three months ended March 31, 2025:

2025
Shares of Class A common stock	564,216
Weighted average price per share	$5.86
Total repurchases during the period (in millions)	$3.3
As of March 31, 2025, there were $74.2 million of authorized repurchases remaining under the program.

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

The dividend activity related to the then outstanding shares for the three months ended March 31, 2025, is as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2025
Q1 Dividend	February 12, 2025	February 28, 2025	March 14, 2025	$0.075

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Note 15. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2025, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2024	$(91.0)	$(2.0)	$(38.2)	$(131.2)
Other comprehensive income before reclassifications	40.9	(0.4)	—	40.5
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	0.1	0.2	0.3
Net other comprehensive income	40.9	(0.3)	0.2	40.8
Balance at March 31, 2025	$(50.1)	$(2.3)	$(38.0)	$(90.4)

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2024, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2023	$(75.5)	$(2.1)	$(40.0)	$(117.6)
Other comprehensive income before reclassifications	(0.4)	0.5	—	0.1
Amounts reclassified from accumulated other comprehensive loss to net loss	—	0.4	0.2	0.6
Net other comprehensive income	(0.4)	0.9	0.2	0.7
Balance at March 31, 2024	$(75.9)	$(1.2)	$(39.8)	$(116.9)

The details of the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the three months ended March 31, 2025 and 2024, were as follows:

Details of Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Condensed Consolidated Statements of Operations Presentation
	2025	2024
Amortization of amounts accumulated for interest rate swap de-designated as a cash flow hedge	$—	$0.6	Interest expense
Impact of income taxes	0.1	(0.2)	Income tax expense
Amortization of amounts accumulated for interest rate swap de-designated as a cash flow hedge, net of tax	$0.1	$0.4

Amortization of pension and other postretirement benefit plan adjustments	$0.3	$0.3	Net pension expense (income)
Impact of income taxes	(0.1)	(0.1)	Income tax expense
Amortization of pension and other postretirement benefit plan adjustments, net of tax	$0.2	$0.2

Total reclassifications for the period	$0.3	$0.9
Impact of income taxes	—	(0.3)
Total reclassifications for the period, net of tax	$0.3	$0.6

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Note 16. Segment Information

The Company adopted the interim provisions of Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) during the three months ended March 31, 2025. Intercompany transactions, including sales between the Company’s operating and reportable segments, have been eliminated in consolidation. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category are as follows:

•United States Print and Related Services
•International
•Corporate

United States Print and Related Services

The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations, managed as one integrated platform, and marketing and other complementary services. The printing operations include print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, custom print products, as well as other commercial and specialty printed products, along with global paper procurement and the manufacture of ink. Marketing and other complementary services include data intelligence and analytics, technology solutions, media planning, placement and optimization, creative strategy and content creation, as well as execution in non-print channels (e.g., digital and broadcast). This segment also includes medical services.

International

The International segment consists of the Company’s printing operations in Latin America, including operations in Colombia, Mexico and Peru, as well operations in Europe, including operations in England, France, Germany and Poland, until the European operations were sold on February 28, 2025. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
The following tables provide segment information for the three months ended March 31, 2025 and 2024, except for as noted otherwise:

	United States Print and Related Services	International	Corporate	Total
Three Months Ended March 31, 2025
Net sales
Products	$422.1	$72.7	$—	$494.8
Services	131.7	2.9	—	134.6
Total net sales	553.8	75.6	—	629.4
Less (1):
Cost of sales	$435.0	$65.0	$—	$500.0
Selling, general and administrative expenses	65.4	5.8	12.3	83.5
Depreciation and amortization	18.2	1.4	0.1	19.7
Restructuring, impairment and transaction-related charges, net	3.5	2.8	0.3	6.6
Operating income (loss)	$31.7	$0.6	$(12.7)	$19.6

Capital expenditures by segment	$10.3	$1.0	$—	$11.3

Total assets by segment	$1,076.4	$158.1	$12.0	$1,246.5
______________________________
(1)The significant expense categories and amounts align with the segment-level information regularly provided to the chief operating decision maker (the “CODM”).

	United States Print and Related Services	International	Corporate	Total
Three Months Ended March 31, 2024
Net sales
Products	$435.9	$71.3	$—	$507.2
Services	143.0	4.6	—	147.6
Total net sales	578.9	75.9	—	654.8
Less (1):
Cost of sales	$462.6	$58.7	$—	$521.3
Selling, general and administrative expenses	60.9	9.6	12.6	83.1
Depreciation and amortization	25.1	3.4	0.1	28.6
Restructuring, impairment and transaction-related charges, net	31.6	0.8	0.1	32.5
Operating income (loss)	$(1.3)	$3.4	$(12.8)	$(10.7)

Capital expenditures by segment	$16.1	$1.8	$—	$17.9

Total assets by segment
March 31, 2024	$1,146.1	$273.5	$4.1	$1,423.7
December 31, 2024	$1,052.8	$214.9	$31.3	$1,299.0
______________________________
(1)The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(In millions, except share and per share data and unless otherwise indicated)
Restructuring, impairment and transaction-related charges, net for the three months ended March 31, 2025 and 2024, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net.”

A reconciliation of operating income (loss) to earnings (loss) before income taxes as reported in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended March 31,
	2025	2024
Operating income (loss)	$19.6	$(10.7)
Less: interest expense	12.4	15.2
Less: net pension expense (income)	0.4	(0.2)
Earnings (loss) before income taxes	$6.8	$(25.7)

Note 17. New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosures to consistently categorize and provide greater disaggregation of information in the rate reconciliation, including dollar value and percentage impacts of each component of the reconciliation, as well as further disaggregates income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the adoption of the 2023-09 on the consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update 2024-03 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve disclosures about a public business entity’s expenses, primarily through additional disaggregation of income statement expenses. The ASU’s amendments are effective for fiscal years beginning after December 15, 2026 and interim periods with fiscal years beginning after December 15, 2027. The Company is evaluating the impact of the adoption of ASU 2024-03 on the consolidated financial statements.

Note 18. Subsequent Events

Acquisition of Enru Co-mail Assets

On April 1, 2025, the Company completed the acquisition of the co-mailing assets of Enru, a third-party co-mail and logistics solutions provider, for $16.3 million cash paid at closing, another $2.0 million to be paid later in 2025 and a potential earn-out target of $16.0 million total paid over a maximum of five years, if certain financial metrics are achieved post-integration. The acquisition includes co-mail related manufacturing equipment, technology and client relationships. Logistics services remain with Enru.

Declaration of Quarterly Dividend

On April 22, 2025, the Company declared a quarterly dividend of $0.075 per share, which will be paid on June 6, 2025, to shareholders of record as of May 22, 2025.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2024, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 21, 2025.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for the three months ended March 31, 2025, to the three months ended March 31, 2024. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Company's European operations, which were sold on February 28, 2025. The results of operations of the divested operations are included in the Company’s condensed consolidated results until the date of disposition. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad are those described in Part I, Item 1A, “Risk Factors,” of the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on February 21, 2025, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

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

Overview

Business Overview

Quad is a marketing experience, or MX, company that simplifies the complexities of marketing, removing friction from wherever it occurs along the marketing journey. Its results-driven approach enables stronger marketing operations that lead to real, repeatable success for its clients. The Company does this through its MX Solutions Suite, which is flexible, scalable and connected. Quad tailors its solutions to each client’s objectives, driving cost efficiencies, improving speed to market, strengthening marketing effectiveness, and delivering value on their investments. Quad employs approximately 11,000 people in 11 countries and serves approximately 2,100 clients, including industry-leading blue-chip companies that serve both businesses and consumers across multiple industry verticals, with a particular focus on commerce, including retail, consumer packaged goods and direct to-consumer; financial services; and health.

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

Quad applies holistic continuous improvement and lean enterprise methodologies to further streamline its processes and maximize operating margins. These same methodologies are applied to its selling, general and administrative functions. The Company continually works to lower its cost structure by consolidating manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics synergies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be a high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt reduction. The Company’s disciplined financial approach and strong, trusted banking relationships allows it to maintain sufficient liquidity and to reduce refinancing risk, such as with Quad’s successful 2024 refinancing of its Term Loan A and Revolving Credit Agreement. The Company had total liquidity of $209.2 million as of March 31, 2025, which consisted of up to $201.1 million of unused capacity under its revolving credit agreement, which was net of $25.6 million of issued letters of credit, and cash and cash equivalents of $8.1 million. This is the most restrictive liquidity measure currently applicable under the credit agreement.

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision-maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category, are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations, managed as one integrated platform, and marketing and other complementary services. The printing operations include print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, custom print products, as well as other commercial and specialty printed products, along with global paper procurement and the manufacture of ink. Marketing and other complementary services include data intelligence and analytics, technology solutions, media planning, placement and optimization, creative strategy and content creation, as well as execution in non-print channels (e.g., digital and broadcast). This segment also includes medical services. The United States Print and Related Services segment accounted for approximately 88% of the Company’s consolidated net sales during the three months ended March 31, 2025.

•The International segment consists of the Company’s printing operations in Latin America, including operations in Colombia, Mexico and Peru, as well as operations in Europe, including operations in England, France, Germany and Poland, until the European operations were sold on February 28, 2025. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 12% of the Company’s consolidated net sales during the three months ended March 31, 2025.

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations increased by $91.8 million during the three months ended March 31, 2025, primarily due to the following: (1) $89.0 million in cash used in operating activities from seasonality; (2) $11.3 million in purchases of property, plant and equipment; (3) $6.9 million in purchases of equity awards redeemed to pay employees’ tax obligations and treasury stock; and (4) the $3.5 million payment in cash dividends, partially offset by a $21.1 million reduction in cash and cash equivalents.

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

Integrated distribution with the United States Postal Service (“USPS”) is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. In September 2024, the USPS held a pre-filing conference to further reduce service standards. These changes required an advisory opinion from the Postal Regulatory Commission (“PRC”), which was issued in January 2025, urging the USPS to reconsider its plan. However, the USPS is still expected to implement the changes in 2025, regardless of the advisory opinion issued. In addition to the reduced service standards, the USPS has also issued reduced service performance targets for 2025. Almost all letters and flats targets were reduced, some as much as 15% lower than 2024 targets (i.e. First Class Letters three to five day on time performance target was reduced from 90% down to 80%).

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

The Company continues to face several other industry challenges that have been, and are expected to continue to, adversely impact the Company’s results of operation. The Company is closely monitoring the potential impacts of tariffs and recessionary pressures on its clients businesses that could impact their marketing spend, including print volumes. The Company continues to operate in an elevated interest rate environment, which is expected to continue through 2025. Additionally, the price and availability of paper has been, and may continue to be, adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper, and ability to transport paper produced; and tariffs and trade restrictions. Postal rate increases, along with the previously described industry challenges, have led to reduced demand for printed products and has caused clients to move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers. These challenges have, as needed, driven the Company to institute several cost saving measures through its restructuring program, including plant closures and headcount reductions. Through these cost saving measures and proceeds from asset sales, the Company has been able to maintain focus on its transformation into an MX company, with flexibility to invest into the growing business, as well as continuing to be advantageous in its efforts to return capital to shareholders and reduce debt. The Company is also dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from existing clients. The Company is unable to predict the full future impact these challenges will have on its business, financial condition, cash flows and results of operations, but expects them to continue through 2025.

Results of Operations for the Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024

Summary Results

The Company’s operating income (loss), operating margin, net earnings (loss) (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the three months ended March 31, 2025, changed from the three months ended March 31, 2024, as follows (dollars in millions, except margin and per share data):

	Operating Income (Loss)	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the three months ended March 31, 2024	$(10.7)	(1.6)%	$(28.1)	$(0.60)
Restructuring, impairment and transaction-related charges, net (1)	25.9	4.0%	19.4	0.42
Other operating income elements (2)	4.4	0.7%	3.3	0.05
Operating Income	19.6	3.1%	(5.4)	(0.13)
Interest expense (3)	N/A	N/A	2.1	0.06
Net pension (expense) income (4)	N/A	N/A	(0.4)	(0.01)
Income taxes (5)	N/A	N/A	9.5	0.19
For the three months ended March 31, 2025	$19.6	3.1%	$5.8	$0.11
______________________________
(1)Restructuring, impairment and transaction-related charges, net decreased $25.9 million ($19.4 million, net of tax), to $6.6 million during the three months ended March 31, 2025, and included the following:

a.A $13.0 million decrease in employee termination charges from $13.7 million during the three months ended March 31, 2024, to $0.7 million during the three months ended March 31, 2025;

b.A $12.3 million decrease in impairment charges from $12.6 million during the three months ended March 31, 2024, to $0.3 million during the three months ended March 31, 2025;

c.A $2.1 million increase in transaction-related charges from $0.5 million during the three months ended March 31, 2024, to $2.6 million during the three months ended March 31, 2025;

d.A $0.1 million decrease in integration costs from $0.1 million during the three months ended March 31, 2024, to zero during the three months ended March 31, 2025;

e.A $2.6 million decrease in various other restructuring charges from $5.6 million during the three months ended March 31, 2024, to $3.0 million during the three months ended March 31, 2025.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements increased $4.4 million ($3.3 million, net of tax impact) during the three months ended March 31, 2025, primarily due to the following: (1) a $8.9 million decrease in depreciation and amortization expense; (2) impacts from improved manufacturing productivity; and (3) savings from other cost reduction initiatives, partially offset by the impact from lower net sales and increased investments in innovative offerings to drive future revenue growth.

(3)Interest expense decreased $2.8 million ($2.1 million, net of tax) during the three months ended March 31, 2025, to $12.4 million. This was primarily due to lower average debt levels and a $0.5 million decrease in interest expense related to the interest rate swap and lower weighted average interest rates on borrowings in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

(4)Net pension expense increased $0.6 million ($0.4 million, net of tax) during the three months ended March 31, 2025, to $0.4 million. This was due to a $0.8 million decrease from the expected long-term return on pension plan assets and a $0.1 million increase in the amortization of actuarial loss, partially offset by a $0.3 million decrease from interest cost on pension plan liabilities.

(5)The $9.5 million decrease in income tax expense as calculated in the following table is primarily due to the following: (1) a $7.9 million decrease from valuation allowance reserves; (2) a $1.1 million decrease from the impact of non-deductible expenses; and (3) a $0.4 million decrease in the Company’s liability for audit assessments and unrecognized tax benefits.

	Three Months Ended March 31,
	2025	2024	$ Change
	(dollars in millions)
Earnings (loss) before income taxes	$6.8	$(25.7)	$32.5
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	1.7	(6.4)	8.1

Income tax expense from the condensed consolidated statements of operations	1.0	2.4	(1.4)

Impact of income taxes	$(0.7)	$8.8	$(9.5)

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2025	% of Sales	2024	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$494.8	78.6%	$507.2	77.5%	$(12.4)	(2.4)%
Services	134.6	21.4%	147.6	22.5%	(13.0)	(8.8)%
Total net sales	629.4	100.0%	654.8	100.0%	(25.4)	(3.9)%
Cost of sales:
Products	414.4	65.9%	426.5	65.1%	(12.1)	(2.8)%
Services	85.6	13.6%	94.8	14.4%	(9.2)	(9.7)%
Total cost of sales	500.0	79.5%	521.3	79.5%	(21.3)	(4.1)%
Selling, general & administrative expenses	83.5	13.3%	83.1	12.7%	0.4	0.5%
Depreciation and amortization	19.7	3.1%	28.6	4.4%	(8.9)	(31.1)%
Restructuring, impairment and transaction-related charges, net	6.6	1.0%	32.5	5.0%	(25.9)	(79.7)%
Total operating expenses	609.8	96.9%	665.5	101.6%	(55.7)	(8.4)%
Operating income (loss)	$19.6	3.1%	$(10.7)	(1.6)%	$30.3	(283.2)%

Net Sales

Product sales decreased $12.4 million, or 2.4%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $10.7 million decrease from paper sales, of which $6.4 million is from the impact of the sale of the European operations, and $4.5 million in unfavorable foreign exchange impacts, partially offset by a $2.8 million increase in sales in the Company’s print product lines, which is net of a $6.3 million decrease from the impact of the sale of the European operations.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $13.0 million, or 8.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $7.6 million decrease in logistics sales, of which $1.8 million is from the impact of the sale of the European operations, and a $5.4 million decrease in marketing services and medical services.

Cost of Sales

Cost of product sales decreased $12.1 million, or 2.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following: (1) a decrease in paper costs; (2) impacts from improved manufacturing productivity; and (3) other cost reduction initiatives.

Cost of service sales decreased $9.2 million, or 9.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the impact from decreased freight volumes and lower marketing services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million, or 0.5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following: (1) a $1.3 million increase in credit loss expense; (2) a $0.9 million increase from a gain on the sale of property, plant and equipment in 2024 that did not reoccur in 2025; (3) a $0.7 million increase in employee-related costs; and (4) a $0.7 million increase in professional fees, partially offset by a $2.9 million increase in favorable foreign exchange impacts. Selling, general and administrative expenses as a percentage of net sales increased to 13.3% for the three months ended March 31, 2025, compared to 12.7% for the three months ended March 31, 2024.

Depreciation and Amortization

Depreciation and amortization decreased $8.9 million, or 31.1%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to a $4.7 million decrease in amortization expense, primarily from intangible assets becoming fully amortized over the past year, and a $4.2 million decrease in depreciation expense, primarily due to impacts from plant closures and from property, plant and equipment becoming fully depreciated over the past year.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net decreased $25.9 million, or 79.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following:

	Three Months Ended March 31,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$0.7	$13.7	$(13.0)
Impairment charges (a)	0.3	12.6	(12.3)
Transaction-related charges (b)	2.6	0.5	2.1
Integration costs	—	0.1	(0.1)
Other restructuring charges
Vacant facility carrying costs and lease exit charges	2.1	4.3	(2.2)
Equipment and infrastructure removal costs	0.4	1.1	(0.7)
Loss on the sale of a business (c)	0.5	—	0.5
Other restructuring activities	—	0.2	(0.2)
Other restructuring charges	3.0	5.6	(2.6)
Total restructuring, impairment and transaction-related charges, net	$6.6	$32.5	$(25.9)
______________________________
(a)Includes $0.3 million and $12.6 million of impairment charges during the three months ended March 31, 2025 and 2024, respectively, which consisted of the following: $0.3 million and $10.8 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities and $1.8 million for operating lease right-of-use assets in 2024.
(b)Includes professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations.
(c)Includes a $0.5 million loss on the sale of the European operations during the three months ended March 31, 2025.

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

EBITDA and EBITDA margin for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, were as follows:

	Three Months Ended March 31,
	2025	% of Net Sales	2024	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$38.9	6.2%	$18.1	2.8%

EBITDA increased $20.8 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following: (1) $25.9 million of decreased restructuring, impairment and transaction-related charges, net; (2) impacts from improved manufacturing productivity; and (3) savings from other cost reduction initiatives, partially offset by the impact of lower net sales and increased investments in innovative offerings to drive future revenue growth.

A reconciliation of EBITDA to net earnings (loss) for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Net earnings (loss) (1)	$5.8	$(28.1)
Interest expense	12.4	15.2
Income tax expense	1.0	2.4
Depreciation and amortization	19.7	28.6
EBITDA (non-GAAP)	$38.9	$18.1
______________________________
(1)Net earnings (loss) included the following:
a.Restructuring, impairment and transaction-related charges, net of $6.6 million and $32.5 million for the three months ended March 31, 2025 and 2024, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income (loss), operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$422.1	$435.9	$(13.8)	(3.2)%
Services	131.7	143.0	(11.3)	(7.9)%
Operating income (loss) (including restructuring, impairment and transaction-related charges, net)	31.7	(1.3)	33.0	nm
Operating margin	5.7%	(0.2)%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$3.5	$31.6	$(28.1)	(88.9)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $13.8 million, or 3.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $7.7 million decrease in sales in the Company’s print product lines, mainly due to decreased print volumes, and a $6.1 million decrease in paper sales.

Service sales for the United States Print and Related Services segment decreased $11.3 million, or 7.9%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $5.9 million decrease in logistics sales from lower print volumes and a $5.4 million decrease in marketing services and medical services.

Operating Income (Loss)

Operating income (loss) for the United States Print and Related Services segment increased $33.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following: (1) a $28.1 million decrease in restructuring, impairment and transaction-related charges, net; (2) a $6.9 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives; partially offset by the impact from decreased print volumes, decreased marketing services sales and increased investments in innovative offerings to drive future revenue growth.

The operating margin for the United States Print and Related Services segment increased to 5.7% for the three months ended March 31, 2025, compared to negative 0.2% for the three months ended March 31, 2024, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the United States Print and Related Services segment decreased $28.1 million, or 88.9%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following:

	Three Months Ended March 31,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$0.6	$13.4	$(12.8)
Impairment charges (a)	0.3	12.6	(12.3)
Integration costs	—	0.1	(0.1)
Other restructuring charges	2.6	5.5	(2.9)
Total restructuring, impairment and transaction-related charges, net	$3.5	$31.6	$(28.1)
______________________________
(a)Includes $0.3 million and $12.6 million of impairment charges during the three months ended March 31, 2025 and 2024, respectively, which consisted of $0.3 million and $10.8 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $1.8 million for operating lease right-of-use assets in 2024.

International

The following table summarizes net sales, operating income, operating margin, and certain items impacting comparability within the International segment:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$72.7	$71.3	$1.4	2.0%
Services	2.9	4.6	(1.7)	(37.0)%
Operating income (including restructuring, impairment and transaction-related charges, net)	0.6	3.4	(2.8)	(82.4)%
Operating margin	0.8%	4.5%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$2.8	$0.8	$2.0	250.0%

Net Sales

Product sales for the International segment increased $1.4 million, or 2.0%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to a $10.5 million increase in print volume, primarily in Mexico, which is net of a $5.4 million decrease from the impact of the sale of the European operations, partially offset by a $4.6 million decrease in paper sales, of which $6.4 million is from the impact of the sale of the European operations, and $4.5 million in unfavorable foreign exchange impacts, primarily in Mexico and Europe.

Service sales for the International segment decreased $1.7 million, or 37.0%, for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, primarily due to a $1.7 million decrease in logistics sales from the impact of the sale of the European operations.

Operating Income

Operating income for the International segment decreased $2.8 million, or 82.4%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $2.0 million increase in restructuring, impairment and transaction-related charges, net and a $0.8 million decrease in operating income primarily from the impact from the sale of the European operations.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the International segment increased $2.0 million, or 250.0%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following:

	Three Months Ended March 31,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$0.1	$0.3	$(0.2)
Transaction-related charges (a)	2.3	0.4	1.9
Other restructuring charges (b)	0.4	0.1	0.3
Total restructuring, impairment and transaction-related charges, net	$2.8	$0.8	$2.0
______________________________
(a)Includes professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations.
(b)Includes a $0.5 million loss on the sale of the European operations during the three months ended March 31, 2025.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges, net)	$12.7	$12.8	$(0.1)	(0.8)%
Restructuring, impairment and transaction-related charges, net	0.3	0.1	0.2	200.0%

Operating Expenses

Corporate operating expenses decreased $0.1 million, or 0.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 primarily due to a $0.3 million decrease in employee-related costs, partially offset by a $0.2 million increase in restructuring, impairment and transaction-related charges, net.

Restructuring, Impairment and Transaction-Related Charges, Net

Corporate restructuring, impairment and transaction-related charges, net increased $0.2 million, or 200.0%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the following:

	Three Months Ended March 31,
	2025	2024	$ Change
	(dollars in millions)
Transaction-related charges	$0.3	$0.1	$0.2
Total restructuring, impairment and transaction-related charges, net	$0.3	$0.1	$0.2

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $209.2 million as of March 31, 2025, which consisted of up to $201.1 million of unused capacity under its revolving credit agreement, which was net of $25.6 million of issued letters of credit, and cash and cash equivalents of $8.1 million. This is the most restrictive liquidity measure currently applicable under the credit agreement. There were $97.9 million of borrowings under the $324.6 million revolving credit facility as of March 31, 2025.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements for both the next 12 months and beyond.

Net Cash Used in Operating Activities

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Net cash used in operating activities increased $36.8 million, from $52.2 million for the three months ended March 31, 2024, to $89.0 million for the three months ended March 31, 2025. This increase was due to a $50.6 million increase in cash flows used in changes in operating assets and liabilities, partially offset by $13.8 million increase in cash from earnings.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Net cash used in investing activities decreased $1.8 million, from $15.9 million for the three months ended March 31, 2024, to $14.1 million for the three months ended March 31, 2025. The decrease was primarily due to a $6.6 million decrease in purchases of property, plant and equipment, partially offset by a $3.2 million increase in cash used in other investing activities and a $1.6 million decrease in proceeds from the sale of property, plant, and equipment.

Net Cash Provided by Financing Activities

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Net cash provided by financing activities increased $54.9 million, from $25.5 million for the three months ended March 31, 2024, to $80.4 million for the three months ended March 31, 2025. The increase was primarily due a $60.6 million increase in net borrowings of debt and lease obligations and a $0.2 million decrease in cash used for other financing activities. These increases were partially offset by: (1) a $3.3 million increase in the purchase of treasury stock; (2) a $1.5 million increase in equity awards redeemed to pay employees’ tax obligations; and (3) a $1.1 million increase in payment of cash dividends.

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

Free Cash Flow is a non-GAAP financial measure and should not be considered an alternative to cash flows used in operating activities as a measure of liquidity. Quad’s calculation of Free Cash Flow may be different from similar calculations used by other companies, and therefore, comparability may be limited.

Free Cash Flow for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Net cash used in operating activities	$(89.0)	$(52.2)

Less: purchases of property, plant and equipment	11.3	17.9

Free Cash Flow (non-GAAP)	$(100.3)	$(70.1)

Free Cash Flow decreased $30.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $36.8 million increase in net cash used in operating activities, partially offset by a $6.6 million decrease in capital expenditures. See the “Net Cash Used in Operating Activities” section above for further explanations of the change in operating cash flows.

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

The Debt Leverage Ratio is a non-GAAP measure and should not be considered an alternative to cash flows used in operating activities as a measure of liquidity. Quad’s calculation of the Debt Leverage Ratio may be different from similar calculations used by other companies and, therefore, comparability may be limited.

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

The Debt Leverage Ratio at March 31, 2025, and December 31, 2024, was as follows:

	March 31, 2025		December 31, 2024
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$471.0		$379.2
Less: Cash and cash equivalents	8.1		29.2
Net Debt (non-GAAP)	$462.9		$350.0

Divided by: Adjusted EBITDA (non-GAAP)	218.9		$224.0

Debt Leverage Ratio—Net Debt (non-GAAP)	2.11	x	1.56	x

The calculation of Adjusted EBITDA for the trailing twelve months ended March 31, 2025, and December 31, 2024, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Three Months Ended
	December 31, 2024 (1)	March 31, 2025	March 31, 2024	March 31, 2025
Net loss	$(50.9)	$5.8	$(28.1)	$(17.0)
Interest expense	64.5	12.4	15.2	61.7
Income tax expense	6.4	1.0	2.4	5.0
Depreciation and amortization	102.5	19.7	28.6	93.6
EBITDA (non-GAAP)	$122.5	$38.9	$18.1	$143.3
Restructuring, impairment and transaction-related charges, net	101.5	6.6	32.5	75.6
Adjusted EBITDA (non-GAAP)	$224.0	$45.5	$50.6	$218.9
______________________________
(1)Financial information for the year ended December 31, 2024, is included as reported in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025.

The Debt Leverage Ratio at March 31, 2025, increased 0.55x, compared to December 31, 2024, primarily due to a $112.9 million increase in Net Debt and a $5.1 million reduction in trailing twelve months Adjusted EBITDA. The Debt Leverage Ratio at March 31, 2025, is above management’s desired target Debt Leverage Ratio range of 1.50x to 2.00x; however, the Company will operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Debt Obligations

As of March 31, 2025, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility ($97.9 million outstanding as of March 31, 2025); and

◦Term Loan A ($355.8 million outstanding as of March 31, 2025);

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2025:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2025, the Company’s Total Leverage Ratio was 2.09 to 1.00).

•If there is any amount outstanding on the Revolving Credit Facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024 (for the twelve months ended March 31, 2025, the Company’s Senior Secured Leverage Ratio was 2.07 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2025, the Company’s Interest Coverage Ratio was 4.39 to 1.00).

The Company was in compliance with all financial covenants in its debt agreements as of March 31, 2025. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of March 31, 2025, was 2.09 to 1.00, the limitations described above are not currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are not currently applicable, as the Company’s Senior Secured Leverage Ratio was 2.07 to 1.00 and the Total Net Leverage Ratio was 2.07 to 1.00, as of March 31, 2025.

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

There were no share repurchases during the three months ended March 31, 2024, and the following repurchases occurred during the three months ended March 31, 2025:

Three Months Ended March 31,
2025
Shares of Class A common stock	564,216
Weighted average price per share	$5.86
Total repurchases during the period (in millions)	$3.3

As of March 31, 2025, there were $74.2 million of authorized repurchases remaining under the program.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at March 31, 2025, was primarily comprised of $355.8 million outstanding on the Term Loan A. As of March 31, 2025, there was also $97.9 million outstanding on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt, the Company entered into two $75.0 million interest rate collars in February 2023, and a $50.0 million interest rate swap in April 2024, and has classified $200.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $200.0 million interest rate hedges of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $258.3 million at a current weighted average interest rate of 7.1% and fixed rate debt and finance leases outstanding of $212.7 million at a current weighted average interest rate of 7.1% as of March 31, 2025. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would change the fair value of floating rate debt at March 31, 2025 by approximately $1.9 million. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2025, by approximately $0.2 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s condensed consolidated balance sheets. As of March 31, 2025, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $83.3 million. The potential decrease in net current assets as of March 31, 2025, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $8.3 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $22.4 million and $21.5 million as of March 31, 2025 and December 31, 2024, respectively.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three months ended March 31, 2025, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 21, 2025.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended March 31, 2025, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2025 to January 31, 2025	27,990		6.24	27,990	77,332,439
February 1, 2025 to February 28, 2025	174,184		6.13	174,184	76,265,200
March 1, 2025 to March 31, 2025	930,516	(3)	5.70	362,042	74,202,154
Total	1,132,690			564,216
_____________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were 564,216 shares repurchased during the three months ended March 31, 2025. As of March 31, 2025, there were $74.2 million of authorized repurchases remaining under the program.
(3)Includes 568,474 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock under the Company’s Omnibus Incentive Plans during the month of March 2025.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 5.    Other Information

During the quarter ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	April 30, 2025	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ Anthony C. Staniak
Anthony C. Staniak
Chief Financial Officer
(Principal Financial Officer)