Form 10-Q
period 2025-06-30
Quad/Graphics, Inc.
filed 2025-07-30
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of July 25, 2025
Class A Common Stock	37,211,152
Class B Common Stock	13,261,983
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended June 30, 2025

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales
Products	$448.0	$497.6	$942.8	$1,004.8
Services	123.9	136.6	258.5	284.2
Total net sales	571.9	634.2	1,201.3	1,289.0
Cost of sales
Products	368.6	408.1	783.0	834.6
Services	79.5	85.8	165.1	180.6
Total cost of sales	448.1	493.9	948.1	1,015.2
Operating expenses
Selling, general and administrative expenses	80.2	88.7	163.7	171.8
Depreciation and amortization	20.7	26.4	40.4	55.0
Restructuring, impairment and transaction-related charges, net	9.2	10.1	15.8	42.6
Total operating expenses	558.2	619.1	1,168.0	1,284.6
Operating income	13.7	15.1	33.3	4.4
Interest expense	13.2	17.2	25.6	32.4
Net pension expense (income)	0.3	(0.2)	0.7	(0.4)
Earnings (loss) before income taxes	0.2	(1.9)	7.0	(27.6)
Income tax expense	0.3	0.9	1.3	3.3
Net earnings (loss)	$(0.1)	$(2.8)	$5.7	$(30.9)

Earnings (loss) per share
Basic	$0.00	$(0.06)	$0.12	$(0.65)
Diluted	$0.00	$(0.06)	$0.11	$(0.65)

Weighted average number of common shares outstanding
Basic	47.6	47.7	47.8	47.4
Diluted	47.6	47.7	50.1	47.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings (loss)	$(0.1)	$(2.8)	$5.7	$(30.9)

Other comprehensive income (loss)
Translation adjustments	5.9	(7.1)	46.8	(7.5)
Interest rate derivatives adjustments	(0.7)	(0.4)	(1.1)	0.7
Pension benefit plan adjustments	0.2	0.2	0.5	0.5
Other comprehensive income (loss), before tax	5.4	(7.3)	46.2	(6.3)

Income tax impact related to items of other comprehensive income (loss)	—	—	—	(0.3)

Other comprehensive income (loss), net of tax	5.4	(7.3)	46.2	(6.6)

Comprehensive income (loss)	$5.3	$(10.1)	$51.9	$(37.5)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(UNAUDITED) June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$6.7	$29.2
Receivables, less allowances for credit losses of $21.0 million at June 30, 2025, and $21.5 million at December 31, 2024	290.0	273.2
Inventories	153.4	162.4
Prepaid expenses and other current assets	42.7	69.5
Total current assets	492.8	534.3
Property, plant and equipment—net	485.8	499.7
Operating lease right-of-use assets—net	74.2	78.9
Goodwill	107.6	100.3
Other intangible assets—net	16.4	7.2
Other long-term assets	64.0	78.6
Total assets	$1,240.8	$1,299.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$288.4	$356.7
Other current liabilities	190.0	289.2
Short-term debt and current portion of long-term debt	32.5	28.0
Current portion of finance lease obligations	0.8	0.8
Current portion of operating lease obligations	22.6	24.0
Total current liabilities	534.3	698.7
Long-term debt	420.5	349.1
Finance lease obligations	1.1	1.3
Operating lease obligations	57.1	61.4
Deferred income taxes	3.8	3.2
Other long-term liabilities	137.0	135.4
Total liabilities	1,153.8	1,249.1
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	843.1	842.8
Treasury stock, at cost	(35.5)	(28.0)
Accumulated deficit	(637.0)	(635.1)
Accumulated other comprehensive loss	(85.0)	(131.2)
Total shareholders’ equity	87.0	49.9
Total liabilities and shareholders’ equity	$1,240.8	$1,299.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net earnings (loss)	$5.7	$(30.9)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	40.4	55.0
Impairment charges	4.5	13.7
Amortization of debt issuance costs and original issue discount	0.8	0.8
Stock-based compensation	3.8	4.4
Loss on the sale of a business	0.5	—
Gain on the sale of an investment	—	(4.1)
Gain on the sale or disposal of property, plant and equipment, net	(4.5)	(1.4)
Deferred income taxes	0.6	(0.1)
Changes in operating assets and liabilities - net of acquisitions and divestitures	(93.4)	(85.7)
Net cash used in operating activities	(41.6)	(48.3)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24.3)	(33.5)
Cost investment in unconsolidated entities	(0.2)	(0.2)
Proceeds from the sale of property, plant and equipment	5.3	4.8
Proceeds from the sale of an investment	—	22.2
Acquisition of a business	(16.3)	—
Other investing activities	(2.7)	0.5
Net cash used in investing activities	(38.2)	(6.2)

FINANCING ACTIVITIES
Payments of current and long-term debt	(13.0)	(119.3)
Payments of finance lease obligations	(0.7)	(1.6)
Borrowings on revolving credit facilities	678.4	776.0
Payments on revolving credit facilities	(590.7)	(686.4)
Proceeds from issuance of long-term debt	—	52.8
Purchases of treasury stock	(7.6)	—
Equity awards redeemed to pay employees’ tax obligations	(3.6)	(2.1)
Payment of cash dividends	(7.4)	(4.7)
Other financing activities	—	(0.2)
Net cash provided by financing activities	55.4	14.5

Effect of exchange rates on cash and cash equivalents	0.2	(0.1)
Net decrease in cash and cash equivalents, including cash classified as held for sale	(24.2)	(40.1)
Less: net decrease in cash classified as held for sale	(1.7)	—
Net decrease in cash and cash equivalents	(22.5)	(40.1)
Cash and cash equivalents at beginning of period	29.2	52.9
Cash and cash equivalents at end of period	$6.7	$12.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	56.3	$1.4	$842.8	(4.2)	$(28.0)	$(635.1)	$(131.2)	$49.9
Net earnings	—	—	—	—	—	5.8	—	5.8
Foreign currency translation adjustments	—	—	—	—	—	—	40.9	40.9
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	(0.3)	(0.3)
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.075 per common share)	—	—	—	—	—	(3.8)	—	(3.8)
Stock-based compensation	—	—	1.6	—	—	—	—	1.6
Purchases of treasury stock	—	—	—	(0.6)	(3.3)	—	—	(3.3)
Issuance of share-based awards, net of other activity	—	—	(3.5)	0.8	3.5	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.5)	(3.6)	—	—	(3.6)
Balance at March 31, 2025	56.3	$1.4	$840.9	(4.5)	$(31.4)	$(633.1)	$(90.4)	$87.4
Net loss	—	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	5.9	5.9
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	(0.8)	(0.8)
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.3	0.3
Cash dividends declared ($0.075 per common share)	—	—	—	—	—	(3.8)	—	(3.8)
Stock-based compensation	—	—	2.2	—	—	—	—	2.2
Purchases of treasury stock	—	—	—	(0.8)	(4.3)	—	—	(4.3)
Issuance of share-based awards, net of other activity	—	—	—	—	0.2	—	—	0.2
Balance at June 30, 2025	56.3	$1.4	$843.1	(5.3)	$(35.5)	$(637.0)	$(85.0)	$87.0

Condensed Consolidated Statement of Shareholders’ Equity For the Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	56.6	$1.4	$842.7	(5.6)	$(33.1)	$(573.9)	$(117.6)	$119.5
Net loss	—	—	—	—	—	(28.1)	—	(28.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.9	0.9
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.05 per common share)	—	—	—	—	—	(2.6)	—	(2.6)
Stock-based compensation	—	—	1.8	—	—	—	—	1.8
Conversion of class B shares	(0.3)	—	(1.3)	0.3	1.3	—	—	—
Issuance of share-based awards, net of other activity	—	—	(5.2)	1.3	5.2	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(2.1)	—	—	(2.1)
Balance at March 31, 2024	56.3	$1.4	$838.0	(4.3)	$(28.7)	$(604.6)	$(116.9)	$89.2
Net loss	—	—	—	—	—	(2.8)	—	(2.8)
Foreign currency translation adjustments	—	—	—	—	—	—	(7.1)	(7.1)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	(0.4)	(0.4)
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.05 per common share)	—	—	—	—	—	(2.6)	—	(2.6)
Stock-based compensation	—	—	2.6	—	—	—	—	2.6
Issuance of share-based awards, net of other activity	—	—	(1.0)	0.2	1.0	—	—	—
Balance at June 30, 2024	56.3	$1.4	$839.6	(4.1)	$(27.7)	$(610.0)	$(124.2)	$79.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and six months ended June 30, 2025 and 2024. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. The results of operations and accounts of businesses acquired or divested are included in the consolidated financial statements from the date of acquisition or until the date of divestiture. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following tables provide information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three and six months ended June 30, 2025 and 2024:

	United States Print and Related Services	International	Total
Three Months Ended June 30, 2025
Catalog, publications, retail inserts and directories	$266.3	$24.9	$291.2
Direct mail and other printed products	132.0	22.5	154.5
Other	2.3	—	2.3
Total products	400.6	47.4	448.0
Logistics services	50.4	—	50.4
Marketing services and medical services	73.5	—	73.5
Total services	123.9	—	123.9
Total net sales	$524.5	$47.4	$571.9

Three Months Ended June 30, 2024
Catalog, publications, retail inserts and directories	$292.4	$59.1	$351.5
Direct mail and other printed products	116.7	26.5	143.2
Other	2.8	0.1	2.9
Total products	411.9	85.7	497.6
Logistics services	55.9	3.5	59.4
Marketing services and medical services	76.5	0.7	77.2
Total services	132.4	4.2	136.6
Total net sales	$544.3	$89.9	$634.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)

	United States Print and Related Services	International	Total
Six Months Ended June 30, 2025
Catalog, publications, retail inserts and directories	$560.3	$65.0	$625.3
Direct mail and other printed products	257.9	55.1	313.0
Other	4.5	—	4.5
Total products	822.7	120.1	942.8
Logistics services	107.7	2.6	110.3
Marketing services and medical services	147.9	0.3	148.2
Total services	255.6	2.9	258.5
Total net sales	$1,078.3	$123.0	$1,201.3

Six Months Ended June 30, 2024
Catalog, publications, retail inserts and directories	$604.6	$107.3	$711.9
Direct mail and other printed products	238.4	49.6	288.0
Other	4.8	0.1	4.9
Total products	847.8	157.0	1,004.8
Logistics services	119.1	7.8	126.9
Marketing services and medical services	156.3	1.0	157.3
Total services	275.4	8.8	284.2
Total net sales	$1,123.2	$165.8	$1,289.0

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers, the Company defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the six months ended June 30, 2025, was as follows:

Costs to Obtain Contracts
Balance at December 31, 2024	$1.0
Costs to obtain contracts	0.3
Amortization of costs to obtain contracts	(0.5)
Balance at June 30, 2025	$0.8

Note 3. Restructuring, Impairment and Transaction-Related Charges, Net

The Company recorded restructuring, impairment and transaction-related charges, net for the three and six months ended June 30, 2025 and 2024, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee termination charges	$5.8	$3.2	$6.5	$16.9
Impairment charges	4.2	1.1	4.5	13.7
Transaction-related charges	0.4	0.4	3.0	0.9
Integration costs	0.2	0.1	0.2	0.2
Other restructuring charges (income)	(1.4)	5.3	1.6	10.9
Total	$9.2	$10.1	$15.8	$42.6

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
•Other restructuring charges (income) consisted of the following during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Vacant facility carrying costs and lease exit charges	$2.0	$5.1	$4.1	$9.4
Equipment and infrastructure removal costs	0.8	0.2	1.2	1.3
Gain on the sale of a facility	(4.3)	—	(4.3)	—
Loss on the sale of a business	—	—	0.5	—
Other restructuring activities	0.1	—	0.1	0.2
Other restructuring charges (income)	$(1.4)	$5.3	$1.6	$10.9

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $4.2 million and $4.5 million during the three and six months ended June 30, 2025, respectively, which consisted of $3.0 million for software licensing and related implementation costs from a terminated project, and $1.2 million and $1.5 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations. Transaction-related charges of $0.4 million and $3.0 million were recorded during the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.9 million were recorded during the three and six months ended June 30, 2024, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the six months ended June 30, 2025, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2024	$10.8	$—	$1.5	$—	$49.8	$62.1
Expense, net	6.5	4.5	3.0	0.2	1.6	15.8
Cash payments, net	(12.2)	—	(3.9)	(0.2)	(1.1)	(17.4)
Non-cash adjustments/reclassifications	—	(4.5)	—	—	(41.5)	(46.0)
Balance at June 30, 2025	$5.1	$—	$0.6	$—	$8.8	$14.5

The Company’s restructuring reserves at June 30, 2025, included a short-term and a long-term component. The short-term portion included $6.7 million in other current liabilities and $0.7 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $7.1 million is included in other long-term liabilities in the condensed consolidated balance sheets.

Note 4. Strategic Acquisition and Divestiture

Acquisition of Enru Co-mail Assets

On April 1, 2025, the Company acquired the co-mailing assets of Enru, a third party co-mail and logistics solutions provider. The acquisition included co-mail related manufacturing equipment, technology and client relationships which complement and strengthen the Company’s existing co-mail platform. The total estimated purchase price was $27.0 million, consisting of $16.3 million cash paid at closing, an estimated earn-out of $8.8 million, and a deferred payment of $1.9 million. The earn-out is based on the Company’s estimate to be paid over a maximum of five years, if certain financial metrics are achieved post-integration. Included in the purchase price allocation are $11.5 million of identifiable other intangible assets, which are amortized over their estimated useful lives, ranging from five to six years, $8.2 million of property, plant and equipment, and $7.3 million of goodwill, of which $3.5 million is deductible for tax purposes. The preliminary allocation of the purchase price was based on valuations performed to determine the fair value of the assets and liabilities as of the acquisition date. The assets and liabilities acquired were classified as Level 3 in the valuation hierarchy (see Note 10, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs). The operations are included in the United States Print and Related Services segment.

Sale of European Operations

On February 28, 2025, the Company sold its European operations, which primarily consisted of all employees and facilities for Quad/Graphics Europe print and ink manufacturing headquartered in Wyszkow, Poland; the Peppermint agency in Warsaw, Poland; and Quad Point of Sale (including Marin’s International SAS), which has locations throughout Europe.

As of the sale date, the total sales price of $24.1 million consisted of a note receivable for $19.5 million, of which $4.3 million was recorded in receivables and $15.2 million was recorded in other long-term assets in the condensed consolidated balance sheet, and retention of $4.6 million of cash classified as assets held for sale. In addition, debt and finance lease obligations of $7.4 million were assumed by the buyer and there are contingent considerations of $10.0 million based upon the European business achieving certain financial metrics. A pre-tax loss of $0.5 million is included in restructuring, impairment and transaction-related charges, net in the condensed consolidated statement of operations for the six months ended June 30, 2025.

The European operations were classified as held for sale in the consolidated balance sheet as of December 31, 2024, and have historically been included within the international segment and reporting unit.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
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

The Company has recorded credit loss expense of $0.7 million and $2.1 million during the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.5 million during the three and six months ended June 30, 2024, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Activity impacting the allowance for credit losses for the six months ended June 30, 2025, was as follows:

Allowance for Credit Losses
Balance at December 31, 2024	$21.5
Provisions	2.1
Write-offs	(2.7)
Translation and other	0.1
Balance at June 30, 2025	$21.0

Note 6. Inventories

The components of inventories at June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
Raw materials and manufacturing supplies	$93.7	$87.5
Work in process	22.6	27.8
Finished goods	37.1	47.1
Total	$153.4	$162.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
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

Note 9. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly. For the six months ended June 30, 2025, the estimated annual effective income tax rate differs from the statutory tax rate primarily due to net decreases in valuation allowance reserves.

For the six months ended June 30, 2024, the Company used an actual effective income tax rate for the year-to-date period to record its income tax expense. The actual effective income tax rate differs from the statutory tax rate primarily due to net increases in valuation allowance reserves, income from foreign branches and non-deductible expenses.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of June 30, 2025, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of June 30, 2025, was $9.7 million, an increase of $0.8 million from $8.9 million as of December 31, 2024. The Company anticipates a $1.8 million decrease to its liability for unrecognized tax benefits within the next twelve months due to the resolution of income tax audits or statute expirations, of which $0.2 million would impact the Company’s effective tax rate.

On July 4, 2025, the United States government passed into law a broad reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), impacting various areas of domestic policy, including changes to the Internal Revenue Code. The Company is analyzing the various tax provisions of the OBBB Act. The Company does not anticipate the OBBB Act will have a material impact to the Company’s financial statements in the period enacted due to the Company’s valuation allowance reserves. The Company does, however, anticipate the OBBB Act will result in a favorable reduction in U.S. cash tax payments for at least the next few years.

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

Level 3:    Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of June 30, 2025.

Interest Rate Swap

The Company currently holds one active interest rate swap contract. The purpose of entering into the contract was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
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

The Company classifies interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the active interest rate swap classified as Level 2 as of June 30, 2025, and December 31, 2024, was as follows:

	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate swap liabilities	Other long-term liabilities	$(1.0)	$(0.7)

The active interest rate swap was highly effective as of June 30, 2025. No amount of ineffectiveness has been recorded into earnings related to the active interest rate swap. The cash flows associated with the active interest rate swap have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the active interest rate swap has been included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash Flow Impacts
Net interest paid	$0.1	$—	$0.1	$—
Loss recognized in other comprehensive income (loss)	—	0.5	0.3	0.5
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
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

Six Months Ended June 30, 2024
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
The Company classifies interest rate collars as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate collars classified as Level 2 as of June 30, 2025, and December 31, 2024, were as follows:

	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate collar assets	Prepaid expenses and other current assets	$—	$0.1

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
The interest rate collars were highly effective as of June 30, 2025. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate collars have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the interest rate collars have been included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash Flow Impacts
Net interest received	$—	$(0.1)	$—	$(0.2)
(Gain) loss recognized in other comprehensive income (loss)	$—	$(0.1)	$0.1	$(0.6)

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. As of June 30, 2025, there were three open foreign currency exchange contracts designated as cash flow hedges, with a total notional value of $26.2 million. The change in the fair value of the cash flow hedges resulted in a loss of $0.7 million included in other comprehensive income during the three and six months ended June 30, 2025.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the six months ended June 30, 2025 and 2024, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.5 billion and $0.4 billion at June 30, 2025 and December 31, 2024, respectively.

Other Estimated Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets that may result in impairment charges, which are categorized as Level 3. See Note 4, “Strategic Acquisition and Divestiture” for further discussion on acquisitions. See Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net,” and Note 4, “Strategic Acquisition and Divestiture” for further discussion on fair value remeasurements and for impairment charges recorded as a result of the remeasurement of certain long-lived assets.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of June 30, 2025, and December 31, 2024.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
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

The components of net pension (expense) income for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$(3.8)	$(4.1)	$(7.6)	$(8.2)
Expected return on plan assets	3.7	4.5	7.4	9.0
Net periodic pension (expense) income	(0.1)	0.4	(0.2)	0.8
Amortization of actuarial loss	(0.2)	(0.2)	(0.5)	(0.4)
Net pension (expense) income	$(0.3)	$0.2	$(0.7)	$0.4

The Company made $0.2 million in benefit payments to its non-qualified defined benefit pension plans and made no contributions to its qualified defined benefit plans during the six months ended June 30, 2025.

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

The Company has reserved $20.4 million for the GCIU withdrawal liability as of June 30, 2025, of which $18.1 million was recorded in other long-term liabilities and $2.3 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU until April 2032. The Company made payments totaling $1.9 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 0.6 million for the six months ended June 30, 2025. Due to the net loss incurred during the three months ended June 30, 2025, and during the three and six months ended June 30, 2024, the assumed exercise of all equity incentive instruments was anti-dilutive and therefore, not included in the diluted loss per share calculation.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the three and six months ended June 30, 2025 and 2024, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net earnings (loss)	$(0.1)	$(2.8)	$5.7	$(30.9)

Denominator
Basic weighted average number of common shares outstanding for all classes of common stock	47.6	47.7	47.8	47.4
Plus: effect of dilutive equity incentive instruments	—	—	2.3	—
Diluted weighted average number of common shares outstanding for all classes of common stock	47.6	47.7	50.1	47.4

Earnings (loss) per share
Basic	$0.00	$(0.06)	$0.12	$(0.65)
Diluted	$0.00	$(0.06)	$0.11	$(0.65)

Cash dividends paid per common share for all classes of common stock	$0.075	$0.050	$0.150	$0.100

Note 13. Equity Incentive Programs

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations. The total compensation expense recognized related to all equity incentive programs for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted Stock (“RS”) and Restricted Stock Units (“RSU”) equity awards expense	$1.2	$1.5	$2.8	$3.3
Deferred Stock Units (“DSU”) awards expense	1.0	1.1	1.0	1.1
Total equity incentive compensation expense	$2.2	$2.6	$3.8	$4.4

Total future compensation expense related to all equity incentive programs granted as of June 30, 2025, was estimated to be $9.6 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $2.9 million for the remainder of 2025, $4.2 million for 2026, $2.2 million for 2027 and $0.3 million for 2028.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
Restricted Stock and Restricted Stock Units

The following table is a summary of RS and RSU award activity for the six months ended June 30, 2025:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Unit	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2024	4,264,407	$4.45	1.1	147,953	$4.46	1.1
Granted	851,510	6.96		66,445	6.33
Vested	(1,386,798)	3.97		(36,366)	4.00
Forfeited	(236,557)	4.94		(49,035)	4.46
Nonvested at June 30, 2025	3,492,562	$5.23	1.5	128,997	$5.55	1.9

Deferred Stock Units

The following table is a summary of DSU award activity for the six months ended June 30, 2025:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2024	1,037,087	$5.95
Granted	176,032	5.60
Dividend equivalents granted	25,254	5.52
Settled	(393,834)	6.68
Outstanding at June 30, 2025	844,539	$5.53

Note 14 . Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
June 30, 2025	105.0	37.7	4.8	42.5
December 31, 2024	105.0	38.8	3.7	42.5

Class B stock ($0.025 par value)
June 30, 2025	80.0	13.3	—	13.3
December 31, 2024	80.0	13.3	—	13.3

Class C stock ($0.025 par value)
June 30, 2025	20.0	—	0.5	0.5
December 31, 2024	20.0	—	0.5	0.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at June 30, 2025, and December 31, 2024. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. There were no share repurchases during the three and six months ended June 30, 2024, and the following repurchases occurred during the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Shares of Class A common stock	832,439	1,396,655
Weighted average price per share	$5.11	$5.41
Total repurchases during the period (in millions)	$4.3	$7.6
As of June 30, 2025, there were $70.0 million of authorized repurchases remaining under the program.

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

The dividend activity related to the then outstanding shares for the six months ended June 30, 2025, is as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2025
Q2 Dividend	April 22, 2025	May 22, 2025	June 6, 2025	$0.075
Q1 Dividend	February 12, 2025	February 28, 2025	March 14, 2025	$0.075

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
Note 15. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2025, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2024	$(91.0)	$(2.0)	$(38.2)	$(131.2)
Other comprehensive income (loss) before reclassifications	46.8	(1.1)	—	45.7
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	—	0.5	0.5
Net other comprehensive income (loss)	46.8	(1.1)	0.5	46.2
Balance at June 30, 2025	$(44.2)	$(3.1)	$(37.7)	$(85.0)

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2024, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2023	$(75.5)	$(2.1)	$(40.0)	$(117.6)
Other comprehensive income (loss) before reclassifications	(7.5)	0.1	—	(7.4)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	0.4	0.4	0.8
Net other comprehensive income (loss)	(7.5)	0.5	0.4	(6.6)
Balance at June 30, 2024	$(83.0)	$(1.6)	$(39.6)	$(124.2)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
The details of the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the three and six months ended June 30, 2025 and 2024, were as follows:

Details of Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Condensed Consolidated Statements of Operations Presentation
	2025	2024	2025	2024
Amortization of amounts accumulated for interest rate swap de-designated as a cash flow hedge	$—	$—	$—	$0.6	Interest expense
Impact of income taxes	(0.1)	—	—	(0.2)	Income tax expense
Amortization of amounts accumulated for interest rate swap de-designated as a cash flow hedge, net of tax	$(0.1)	$—	$—	$0.4

Amortization of pension and other postretirement benefit plan adjustments	$0.2	$0.2	$0.5	$0.5	Net pension expense (income)
Impact of income taxes	0.1	—	—	(0.1)	Income tax expense
Amortization of pension and other postretirement benefit plan adjustments, net of tax	$0.3	$0.2	$0.5	$0.4

Total reclassifications for the period	$0.2	$0.2	$0.5	$1.1
Impact of income taxes	—	—	—	(0.3)
Total reclassifications for the period, net of tax	$0.2	$0.2	$0.5	$0.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
Note 16. Segment Information

The Company adopted the interim provisions of Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) during the three and six months ended June 30, 2025. Intercompany transactions, including sales between the Company’s operating and reportable segments, have been eliminated in consolidation. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category are as follows:

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
The following tables provide segment information for the three and six months ended June 30, 2025 and 2024, except for as noted otherwise:

	United States Print and Related Services	International	Corporate	Total
Three Months Ended June 30, 2025
Net sales
Products	$400.6	$47.4	$—	$448.0
Services	123.9	—	—	123.9
Total net sales	524.5	47.4	—	571.9
Less (1):
Cost of sales	$408.8	$39.3	$—	$448.1
Selling, general and administrative expenses	65.1	2.5	12.6	80.2
Depreciation and amortization	19.2	1.5	—	20.7
Restructuring, impairment and transaction-related charges, net	8.6	0.2	0.4	9.2
Operating income (loss)	$22.8	$3.9	$(13.0)	$13.7

Capital expenditures by segment	$11.9	$1.1	$—	$13.0

	United States Print and Related Services	International	Corporate	Total
Three Months Ended June 30, 2024
Net sales
Products	$411.9	$85.7	$—	$497.6
Services	132.4	4.2	—	136.6
Total net sales	544.3	89.9	—	634.2
Less (1):
Cost of sales	$421.4	$72.5	$—	$493.9
Selling, general and administrative expenses	65.2	10.9	12.6	88.7
Depreciation and amortization	23.0	3.4	—	26.4
Restructuring, impairment and transaction-related charges, net	9.3	0.8	—	10.1
Operating income (loss)	$25.4	$2.3	$(12.6)	$15.1

Capital expenditures by segment	$14.5	$1.1	$—	$15.6
______________________________
(1)The significant expense categories and amounts align with the segment-level information regularly provided to the chief operating decision maker (the “CODM”).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)

	United States Print and Related Services	International	Corporate	Total
Six Months Ended June 30, 2025
Net sales
Products	$822.7	$120.1	$—	$942.8
Services	255.6	2.9	—	258.5
Total net sales	1,078.3	123.0	—	1,201.3
Less (1):
Cost of sales	$843.8	$104.3	$—	$948.1
Selling, general and administrative expenses	130.5	8.3	24.9	163.7
Depreciation and amortization	37.4	2.9	0.1	40.4
Restructuring, impairment and transaction-related charges, net	12.1	3.0	0.7	15.8
Operating income (loss)	$54.5	$4.5	$(25.7)	$33.3

Capital expenditures by segment	$22.2	$2.1	$—	$24.3

Total assets by segment as of June 30, 2025	$1,068.2	$162.8	$9.8	$1,240.8

	United States Print and Related Services	International	Corporate	Total
Six Months Ended June 30, 2024
Net sales
Products	$847.8	$157.0	$—	$1,004.8
Services	275.4	8.8	—	284.2
Total net sales	1,123.2	165.8	—	1,289.0
Less (1):
Cost of sales	$884.0	$131.2	$—	$1,015.2
Selling, general and administrative expenses	126.1	20.5	25.2	171.8
Depreciation and amortization	48.1	6.8	0.1	55.0
Restructuring, impairment and transaction-related charges, net	40.9	1.6	0.1	42.6
Operating income (loss)	$24.1	$5.7	$(25.4)	$4.4

Capital expenditures by segment	$30.6	$2.9	$—	$33.5

Total assets by segment
June 30, 2024	$1,099.8	$258.2	$9.9	$1,367.9
December 31, 2024	$1,052.8	$214.9	$31.3	$1,299.0
______________________________
(1)The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.

Restructuring, impairment and transaction-related charges, net for the three and six months ended June 30, 2025 and 2024, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net.”

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(In millions, except share and per share data and unless otherwise indicated)
A reconciliation of operating income to earnings (loss) before income taxes as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income	$13.7	$15.1	$33.3	$4.4
Less: interest expense	13.2	17.2	25.6	32.4
Less: net pension expense (income)	0.3	(0.2)	0.7	(0.4)
Earnings (loss) before income taxes	$0.2	$(1.9)	$7.0	$(27.6)

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

Note 18. Subsequent Events

Declaration of Quarterly Dividend

On July 21, 2025, the Company declared a quarterly dividend of $0.075 per share, which will be paid on September 5, 2025, to shareholders of record as of August 18, 2025.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2024, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 21, 2025.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended June 30, 2025, to the three months ended June 30, 2024; and (2) the six months ended June 30, 2025, to the six months ended June 30, 2024. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Company's European operations, which were sold on February 28, 2025, and the acquisition of the Enru co-mail assets, which were acquired on April 1, 2025. The results of operations of the divested operations are included in the Company’s condensed consolidated results until the date of disposition and the results of operations of the acquired operations are included in the Company’s condensed consolidated results from the date of acquisition. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

•The failure to successfully identify, manage, complete, integrate and/or achieve the intended benefits of acquisitions, investment opportunities or other significant transactions, as well as the successful identification and execution of strategic divestitures;

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

Quad applies holistic continuous improvement and lean enterprise methodologies to further streamline its processes and maximize operating margins. These same methodologies are applied to its selling, general and administrative functions. The Company continually works to lower its cost structure by consolidating manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics synergies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be a high-quality, low-cost producer generates increased Free Cash Flow and allows the Company to maintain a strong balance sheet through debt reduction. The Company’s disciplined financial approach and strong, trusted banking relationships allows it to maintain sufficient liquidity and to reduce refinancing risk, such as with Quad’s successful 2024 refinancing of its Term Loan A and revolving credit agreement. The Company had total liquidity of $217.6 million as of June 30, 2025, which consisted of up to $210.9 million of unused capacity under its revolving credit agreement, which was net of $25.6 million of issued letters of credit, and cash and cash equivalents of $6.7 million. Total liquidity is reduced to $202.1 million under the Company’s most restrictive debt covenants.

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision-maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category, are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations, managed as one integrated platform, and marketing and other complementary services. The printing operations include print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, custom print products, as well as other commercial and specialty printed products, along with global paper procurement and the manufacture of ink. Marketing and other complementary services include data intelligence and analytics, technology solutions, media planning, placement and optimization, creative strategy and content creation, as well as execution in non-print channels (e.g., digital and broadcast). This segment also includes medical services. The United States Print and Related Services segment accounted for approximately 92% and 90% of the Company’s consolidated net sales during the three and six months ended June 30, 2025, respectively.

•The International segment consists of the Company’s printing operations in Latin America, including operations in Colombia, Mexico and Peru, as well as operations in Europe, including operations in England, France, Germany and Poland, until the European operations were sold on February 28, 2025. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 8% and 10% of the Company’s consolidated net sales during the three and six months ended June 30, 2025, respectively.

•Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

Key Performance Metrics Overview

The Company’s management believes the ability to generate net sales growth, profit increases and positive cash flow, while maintaining the appropriate level of debt, are key indicators of the successful execution of the Company’s business strategy and will increase shareholder value. The Company uses period-over-period net sales growth, EBITDA, EBITDA margin, net cash provided by (used in) operating activities, Free Cash Flow and Debt Leverage Ratio as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin, Free Cash Flow and Debt Leverage Ratio are non-GAAP financial measures (see the definitions of EBITDA and EBITDA margin and the reconciliation of net earnings (loss) to EBITDA in the “Results of Operations” section below, and see the definitions of Free Cash Flow and Debt Leverage Ratio, the reconciliation of net cash used in operating activities to Free Cash Flow, and the calculation of Debt Leverage Ratio in the “Liquidity and Capital Resources” section below).

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

The Company remains disciplined with its debt leverage. The Company’s consolidated debt and finance lease obligations increased by $75.7 million during the six months ended June 30, 2025, primarily due to the following: (1) $41.6 million in cash used in operating activities from seasonality; (2) $24.3 million in purchases of property, plant and equipment; (3) $16.3 million in cash paid for an acquisition; (4) $11.2 million in purchases of treasury stock and equity awards redeemed to pay employees’ tax obligations; and (5) $7.4 million in cash dividends, partially offset by a $22.5 million reduction in cash and cash equivalents.

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

Integrated distribution with the United States Postal Service (“USPS”) is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. In September 2024, the USPS held a pre-filing conference to further reduce service standards. These changes required an advisory opinion from the Postal Regulatory Commission (“PRC”), which was issued in January 2025, urging the USPS to reconsider its plan. Disregarding the advisory opinion, the USPS implemented the first phase of changes as of April 1, 2025, and the second phase took effect July 1, 2025. In addition to the reduced service standards, the USPS has also issued reduced service performance targets for 2025. Almost all letters and flats targets were reduced, some as much as 15% lower than 2024 targets (i.e. First Class Letters three to five day on time performance target was reduced from 90% down to 80%).

The USPS continues to experience financial problems. The passing of the Postal Service Reform Act of 2022, signed in April 2022, gave the USPS considerable financial relief as well as significant other relief over the next ten years. While the legislative postal reform helps considerably, without decreased operational cost structures, increased efficiencies or increased volumes and revenues, these losses are expected to continue into the future. As a result of these financial difficulties, the USPS has continued to adjust its postal rates and service levels. The USPS did not implement a Market Dominant product price increase for January 2025. However, the available rate authority was rolled forward to July 2025, where approximately 8% postage increases were implemented and far exceeded Consumer Price Index (“CPI”). The USPS has confirmed it intends to continue with twice a year price increases for 2026 and 2027. The USPS launched a new Marketing Mail Catalog promotion, which will offer a 10% discount on postage for any mail pieces that meet the USPS definition of a catalog. The discount will go into effect on October 1, 2025 and continue until June 30, 2026. An increase to catalog volume and revenue is expected from the promotion. However, with postage increases that continue to exceed the CPI, combined with lower service standards, we expect that clients will continue to reduce mail volumes and explore the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet, digital and mobile channels and other alternative media channels, in order to ensure that they stay within their expected postage budgets.

Federal statute requires the PRC to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC authorized a five year rate-making structure that provides the USPS with additional pricing flexibility over the CPI cap, which has resulted in a substantially altered rate structure for mailers. The revised rate authority that is effective as a result of the rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. The USPS has used these additional rate authorities to implement twice a year increases. This will continue to lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage to cover the costs of an outdated postal service that does not reflect the industry’s ability or willingness to pay. In response to industry concerns, in April 2024, the PRC opened a proceeding to start the next rate system review, which includes a phased approach of proposing changes to improve rate predictability, such as only allowing price changes once a year and aligning workshare discounts. However, the Company believes the continued use of all available rate authority by the USPS that far exceeds CPI will continue to increase the potential volume declines.

The Company has invested significantly in its mail preparation, optimization and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mail streams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation, optimization and distribution of most of its clients’ products to maximize efficiency, to enable on-time and consistent delivery and to partially reduce postage costs. It is important as part of the ongoing PRC review, the USPS maintain the current work-share discounts as the Company believes this mail optimization capability is valuable to its clients.

The Company continues to face several other industry challenges that have, and are expected to continue to, adversely impact the Company’s results of operation. The Company is closely monitoring the potential impacts of tariffs and recessionary pressures on its clients’ businesses that could impact their marketing spend, including print volumes. The Company continues to operate in an elevated interest rate environment, which is expected to continue through 2025. Additionally, the price and availability of paper has been, and may continue to be, adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper, and ability to transport paper produced; and tariffs and trade restrictions. Postal rate increases, along with the previously described industry challenges, have led to reduced demand for printed products and has caused clients to move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers. These challenges have, as needed, driven the Company to institute several cost saving measures through its restructuring program, including plant closures and headcount reductions. Through these cost saving measures and proceeds from asset sales, the Company has been able to maintain focus on its transformation into an MX company, with flexibility to invest into the growing business, as well as continuing to be advantageous in its efforts to return capital to shareholders and reduce debt. The Company is also dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from existing clients. The Company is unable to predict the full future impact these challenges will have on its business, financial condition, cash flows and results of operations, but expects them to continue through 2025.

Results of Operations for the Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024

Summary Results

The Company’s operating income, operating margin, net loss (computed using a 25% normalized tax rate for all items subject to tax) and diluted loss per share for the three months ended June 30, 2025, changed from the three months ended June 30, 2024, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Loss	Diluted Loss Per Share
For the Three Months Ended June 30, 2024	$15.1	2.4%	$(2.8)	$(0.06)
Restructuring, impairment and transaction-related charges, net (1)	0.9	—%	0.6	0.02
Other operating income elements (2)	(2.3)	—%	(1.7)	(0.04)
Operating Income	13.7	2.4%	(3.9)	(0.08)
Interest expense (3)	N/A	N/A	3.0	0.06
Net pension (expense) income (4)	N/A	N/A	(0.4)	—
Income taxes (5)	N/A	N/A	1.2	0.02
For the Three Months Ended June 30, 2025	$13.7	2.4%	$(0.1)	$0.00
______________________________
(1)Restructuring, impairment and transaction-related charges, net decreased $0.9 million ($0.6 million, net of tax), to $9.2 million during the three months ended June 30, 2025, and included the following:

a.A $2.6 million increase in employee termination charges from $3.2 million during the three months ended June 30, 2024, to $5.8 million during the three months ended June 30, 2025;

b.A $3.1 million increase in impairment charges from $1.1 million during the three months ended June 30, 2024, to $4.2 million during the three months ended June 30, 2025;

c.Transaction-related charges of $0.4 million for the three months ended June 30, 2025 and June 30, 2024;
d.A $0.1 million increase in integration costs from $0.1 million during the three months ended June 30, 2024, to $0.2 million during the three months ended June 30, 2025; and

e.A $6.7 million decrease in various other restructuring charges from $5.3 million of expense during the three months ended June 30, 2024, to $1.4 million of income during the three months ended June 30, 2025.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements decreased $2.3 million ($1.7 million, net of tax) primarily due to the impact from lower product and services net sales and increased investments in innovation offerings to drive future revenue growth, partially offset by the following: (1) a $8.5 million decrease in selling, general and administrative expenses; (2) a $5.7 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives.

(3)Interest expense decreased $4.0 million ($3.0 million, net of tax) during the three months ended June 30, 2025, to $13.2 million. This change was due to lower average debt levels and a lower weighted average interest rate on borrowings in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

(4)Net pension expense increased $0.5 million ($0.4 million, net of tax) during the three months ended June 30, 2025, from $0.2 million of income to $0.3 million of expense. This was due to a $0.8 million decrease from the expected long-term return on pension plan assets, partially offset by a $0.3 million decrease from interest cost on pension plan liabilities.

(5)The $1.2 million decrease in income tax expense as calculated in the following table is primarily due to a $1.3 million decrease from valuation allowance reserves.

	Three Months Ended June 30,
	2025	2024	$ Change
	(dollars in millions)
Earnings (loss) before income taxes	$0.2	$(1.9)	$2.1
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	0.1	(0.5)	0.6

Income tax expense from the condensed consolidated statements of operations	0.3	0.9	(0.6)

Impact of income taxes	$0.2	$1.4	$(1.2)

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended June 30,
	2025	% of Sales	2024	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$448.0	78.3%	$497.6	78.5%	$(49.6)	(10.0)%
Services	123.9	21.7%	136.6	21.5%	(12.7)	(9.3)%
Total net sales	571.9	100.0%	634.2	100.0%	(62.3)	(9.8)%
Cost of sales:
Products	368.6	64.5%	408.1	64.3%	(39.5)	(9.7)%
Services	79.5	13.9%	85.8	13.5%	(6.3)	(7.3)%
Total cost of sales	448.1	78.4%	493.9	77.8%	(45.8)	(9.3)%
Selling, general & administrative expenses	80.2	14.0%	88.7	14.0%	(8.5)	(9.6)%
Depreciation and amortization	20.7	3.6%	26.4	4.2%	(5.7)	(21.6)%
Restructuring, impairment and transaction-related charges, net	9.2	1.6%	10.1	1.6%	(0.9)	(8.9)%
Total operating expenses	558.2	97.6%	619.1	97.6%	(60.9)	(9.8)%
Operating income	$13.7	2.4%	$15.1	2.4%	$(1.4)	(9.3)%

Net Sales

Product sales decreased $49.6 million, or 10.0%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following: (1) a $35.8 million decrease in paper sales, of which $15.1 million is a result of the sale of the European operations on February 28, 2025; (2) an $11.6 million decrease in net sales in the Company’s print product lines, which is net of a $17.9 million decrease as a result of the sale of the European operations; and (3) $2.2 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $12.7 million, or 9.3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $9.0 million decrease in logistics sales, of which $3.5 million is a result of the sale of the European operations, and a $3.7 million decrease in marketing services and medical services.

Cost of Sales

Cost of product sales decreased $39.5 million, or 9.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following: (1) a decrease in paper costs due to the decrease in paper sales; (2) impacts from improved manufacturing productivity; and (3) other cost reduction initiatives.

Cost of service sales decreased $6.3 million, or 7.3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the impact from decreased freight volumes and lower marketing services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.5 million, or 9.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following: (1) a $6.5 million decrease from favorable foreign exchange impacts; (2) $4.9 million in lower employee-related costs; and (3) savings from other cost reduction initiatives, partially offset by a $4.1 million gain on the sale of an investment in 2024 that did not reoccur in 2025. Selling, general and administrative expenses as a percentage of net sales was 14.0% for the three months ended June 30, 2025, and the three months ended June 30, 2024.

Depreciation and Amortization

Depreciation and amortization decreased $5.7 million, or 21.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to a $2.9 million decrease in depreciation expense, primarily due to impacts from plant closures and from property, plant and equipment becoming fully depreciated over the past year, and a $2.8 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net decreased $0.9 million, or 8.9%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following:

	Three Months Ended June 30,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$5.8	$3.2	$2.6
Impairment charges (a)	4.2	1.1	3.1
Transaction-related charges	0.4	0.4	—
Integration costs	0.2	0.1	0.1
Other restructuring charges
Vacant facility carrying costs and lease exit charges	2.0	5.1	(3.1)
Equipment and infrastructure removal costs	0.8	0.2	0.6
Gain on the sale of a facility (b)	(4.3)	—	(4.3)
Other restructuring activities	0.1	—	0.1
Other restructuring charges (income)	(1.4)	5.3	(6.7)
Total restructuring, impairment and transaction-related charges, net	$9.2	$10.1	$(0.9)
______________________________
(a)Includes $4.2 million and $1.1 million of impairment charges during the three months ended June 30, 2025 and 2024, respectively, which consisted of $3.0 million of impairment for software licensing and related implementation costs from a terminated project in 2025; $1.2 million and $0.6 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities; and $0.5 million for operating lease right-of-use assets in 2024.

(b)Includes a $4.3 million gain on the sale of the West Sacramento, California facility during the three months ended June 30, 2025.

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

EBITDA and EBITDA margin for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, were as follows:

	Three Months Ended June 30,
	2025	% of Net Sales	2024	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$34.1	6.0%	$41.7	6.6%

EBITDA decreased $7.6 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the impact from lower product and logistics and marketing services sales and increased investments in innovative offerings to drive future revenue growth, partially offset by impacts from improved manufacturing productivity and savings from other cost reduction initiatives and $0.9 million of decreased restructuring, impairment and transaction-related charges, net.

A reconciliation of EBITDA to net loss for the three months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended June 30,
	2025	2024
	(dollars in millions)
Net loss (1)	$(0.1)	$(2.8)
Interest expense	13.2	17.2
Income tax expense	0.3	0.9
Depreciation and amortization	20.7	26.4
EBITDA (non-GAAP)	$34.1	$41.7
______________________________
(1)Net loss included the following:
a.Restructuring, impairment and transaction-related charges of $9.2 million and $10.1 million for the three months ended June 30, 2025 and 2024, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$400.6	$411.9	$(11.3)	(2.7)%
Services	123.9	132.4	(8.5)	(6.4)%
Operating income (including restructuring, impairment and transaction-related charges, net)	22.8	25.4	(2.6)	(10.2)%
Operating margin	4.3%	4.7%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$8.6	$9.3	$(0.7)	(7.5)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $11.3 million, or 2.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an $18.7 million decrease in paper sales, partially offset by a $7.4 million increase in sales in the Company’s print product lines.

Service sales for the United States Print and Related Services segment decreased $8.5 million, or 6.4%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $5.5 million decrease in logistics sales and a $3.0 million decrease in marketing services and medical services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $2.6 million, or 10.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the impact from decreased logistics and marketing services sales and increased investments in innovative offerings to drive future revenue growth, partially offset by the following: (1) a $3.8 million decrease in depreciation and amortization; (2) a $0.7 million decrease in restructuring, impairment and transaction-related charges, net; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives.

Operating margin for the United States Print and Related Services segment decreased to 4.3% for the three months ended June 30, 2025, from 4.7% for the three months ended June 30, 2024, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the United States Print and Related Services segment decreased $0.7 million, or 7.5% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following:

	Three Months Ended June 30,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$5.7	$2.9	$2.8
Impairment charges (a)	4.2	1.0	3.2
Integration costs	0.2	0.1	0.1
Other restructuring charges (income) (b)	(1.5)	5.3	(6.8)
Total restructuring, impairment and transaction-related charges, net	$8.6	$9.3	$(0.7)
______________________________
(a)Includes $4.2 million and $1.0 million of impairment charges during the three months ended June 30, 2025 and 2024, respectively, which consisted of $3.0 million for software licensing and related implementation costs from a terminated project in 2025, $1.2 million and $0.5 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $0.5 million for operating lease right-of-use assets in 2024.

(b)Includes a $4.3 million gain on the sale of the West Sacramento, California facility during the three months ended June 30, 2025.

International

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the International segment:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$47.4	$85.7	$(38.3)	(44.7)%
Services	—	4.2	(4.2)	nm
Operating income (including restructuring, impairment and transaction-related charges, net)	3.9	2.3	1.6	69.6%
Operating margin	8.2%	2.6%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$0.2	$0.8	$(0.6)	(75.0)%

Net Sales

Product sales for the International segment decreased $38.3 million, or 44.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following: (1) a $19.0 million decrease in print product volume, which is net of a $17.9 million decrease as a result of the sale of the European operations; (2) a $17.1 million decrease in paper sales, of which $15.1 million is a result of the sale of the European operations; and (3) $2.2 million in unfavorable foreign exchange impacts, primarily in Mexico.

Service sales for the International segment decreased $4.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a $3.5 million decrease in logistics sales and a $0.7 million decrease in marketing services, both as a result of the sale of the European operations.

Operating Income

Operating income for the International segment increased $1.6 million, or 69.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $1.0 million increase in operating income from increased print product volume, mainly in Mexico, and a $0.6 million decrease in restructuring, impairment and transaction-related charges, net.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the International segment decreased $0.6 million, or 75.0%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following:

	Three Months Ended June 30,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$0.1	$0.3	$(0.2)
Impairment charges	—	0.1	(0.1)
Transaction-related charges	—	0.4	(0.4)
Other restructuring charges	0.1	—	0.1
Total restructuring, impairment and transaction-related charges, net	$0.2	$0.8	$(0.6)

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges, net)	$13.0	$12.6	$0.4	3.2%
Restructuring, impairment and transaction-related charges, net	0.4	—	0.4	nm

Operating Expenses

Corporate operating expenses increased $0.4 million, or 3.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $0.4 million increase in restructuring, impairment and transaction-related charges, net.

Restructuring, Impairment and Transaction Related Charges, Net

Corporate restructuring, impairment and transaction-related charges, net increased $0.4 million, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the following:

	Three Months Ended June 30,
	2025	2024	$ Change

Transaction-related charges	0.4	—	0.4
Total restructuring, impairment and transaction-related charges, net	$0.4	$—	$0.4

Results of Operations for the Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

Summary Results

The Company’s operating income, operating margin, net earnings (loss) (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the six months ended June 30, 2025, changed from the six months ended June 30, 2024, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the six months ended June 30, 2024	$4.4	0.3%	$(30.9)	$(0.65)
Restructuring, impairment and transaction-related charges, net (1)	26.8	2.0%	20.0	0.44
Other operating income elements (2)	2.1	0.5%	1.6	—
Operating Income	33.3	2.8%	(9.3)	(0.21)
Interest expense (3)	N/A	N/A	5.1	0.13
Net pension (expense) income (4)	N/A	N/A	(0.8)	(0.02)
Income taxes (5)	N/A	N/A	10.7	0.21
For the six months ended June 30, 2025	$33.3	2.8%	$5.7	$0.11
______________________________
(1)Restructuring, impairment and transaction-related charges, net decreased $26.8 million ($20.0 million, net of tax), to $15.8 million during the six months ended June 30, 2025, and included the following:

a.A $10.4 million decrease in employee termination charges from $16.9 million during the six months ended June 30, 2024, to $6.5 million during the six months ended June 30, 2025;

b.A $9.2 million decrease in impairment charges from $13.7 million during the six months ended June 30, 2024, to $4.5 million during the six months ended June 30, 2025;

c.A $2.1 million increase in transaction-related charges from $0.9 million during the six months ended June 30, 2024, to $3.0 million during the six months ended June 30, 2025;

d.Integration costs of $0.2 million during the six months ended June 30, 2025 and June 30, 2024; and

e.A $9.3 million decrease in various other restructuring charges from $10.9 million during the six months ended June 30, 2024, to $1.6 million during the six months ended June 30, 2025.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements increased $2.1 million ($1.6 million, net of tax impact) during the six months ended June 30, 2025, primarily due to the following: (1) a $14.6 million decrease in depreciation and amortization expense; (2) impacts from improved manufacturing productivity; and (3) savings from other cost reduction initiatives, partially offset by the impact from lower net sales and increased investments in innovative offerings to drive future revenue growth.

(3)Interest expense decreased $6.8 million ($5.1 million, net of tax) during the six months ended June 30, 2025, to $25.6 million. This was primarily due to the following: (1) lower average debt levels; (2) lower weighted average interest rates on borrowings; and (3) a $0.5 million decrease in interest expense related to the interest rate swap in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

(4)Net pension expense increased $1.1 million ($0.8 million, net of tax) during the six months ended June 30, 2025, from $0.4 million of income to $0.7 million of expense. This was due to a $1.6 million decrease from the expected long-term return on pension plan assets and a $0.1 million increase in the amortization of actuarial loss, partially offset by a $0.6 million decrease from interest cost on pension plan liabilities.

(5)The $10.7 million decrease in income tax expense as calculated in the following table is primarily due to the following: (1) a $9.2 million decrease from valuation allowance reserves; (2) a $1.2 million decrease from the impact of non-deductible expenses; and (3) a $0.3 million decrease in the Company’s liability for audit assessments and unrecognized tax benefits.

	Six Months Ended June 30,
	2025	2024	$ Change
	(dollars in millions)
Earnings (loss) before income taxes	$7.0	$(27.6)	$34.6
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	1.8	(6.9)	8.7

Income tax expense from the condensed consolidated statements of operations	1.3	3.3	(2.0)

Impact of income taxes	$(0.5)	$10.2	$(10.7)

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Six Months Ended June 30,
	2025	% of Sales	2024	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$942.8	78.5%	$1,004.8	78.0%	$(62.0)	(6.2)%
Services	258.5	21.5%	284.2	22.0%	(25.7)	(9.0)%
Total net sales	1,201.3	100.0%	1,289.0	100.0%	(87.7)	(6.8)%
Cost of sales:
Products	783.0	65.2%	834.6	64.8%	(51.6)	(6.2)%
Services	165.1	13.7%	180.6	14.0%	(15.5)	(8.6)%
Total cost of sales	948.1	78.9%	1,015.2	78.8%	(67.1)	(6.6)%
Selling, general & administrative expenses	163.7	13.6%	171.8	13.3%	(8.1)	(4.7)%
Depreciation and amortization	40.4	3.4%	55.0	4.3%	(14.6)	(26.5)%
Restructuring, impairment and transaction-related charges, net	15.8	1.3%	42.6	3.3%	(26.8)	(62.9)%
Total operating expenses	1,168.0	97.2%	1,284.6	99.7%	(116.6)	(9.1)%
Operating income	$33.3	2.8%	$4.4	0.3%	$28.9	nm

Net Sales

Product sales decreased $62.0 million, or 6.2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following: (1) a $46.5 million decrease in paper sales, of which $21.6 million is a result of the sale of the European operations on February 28, 2025; (2) an $8.8 million decrease in sales in the Company’s print product lines, which is net of a $24.2 million decrease as a result of the sale of the European operations; and (3) $6.7 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $25.7 million, or 9.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $16.6 million decrease in logistics sales, of which $5.2 million is a result of the sale of the European operations, and a $9.1 million decrease in marketing services and medical services, of which $0.7 million is a result of the sale of the European operations.

Cost of Sales

Cost of product sales decreased $51.6 million, or 6.2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following: (1) a decrease in paper costs due to the decrease in paper sales; (2) impacts from improved manufacturing productivity; and (3) other cost reduction initiatives.

Cost of service sales decreased $15.5 million, or 8.6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the impact from decreased freight volumes and lower marketing services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.1 million, or 4.7%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following: (1) a $7.0 million increase in favorable foreign exchange impacts; (2) $4.3 million in lower employee-related costs; and (3) savings from other cost reduction initiatives, partially offset by a $4.1 million gain on the sale of an investment in 2024 that did not reoccur in 2025. Selling, general and administrative expenses as a percentage of net sales increased to 13.6% for the six months ended June 30, 2025, compared to 13.3% for the six months ended June 30, 2024.

Depreciation and Amortization

Depreciation and amortization decreased $14.6 million, or 26.5%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to a $7.5 million decrease in amortization expense, primarily from intangible assets becoming fully amortized over the past year, and a $7.1 million decrease in depreciation expense, primarily due to impacts from plant closures and from property, plant and equipment becoming fully depreciated over the past year.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net decreased $26.8 million, or 62.9%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following:

	Six Months Ended June 30,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$6.5	$16.9	$(10.4)
Impairment charges (a)	4.5	13.7	(9.2)
Transaction-related charges (b)	3.0	0.9	2.1
Integration costs	0.2	0.2	—
Other restructuring charges
Vacant facility carrying costs and lease exit charges	4.1	9.4	(5.3)
Equipment and infrastructure removal costs	1.2	1.3	(0.1)
Gain on the sale of a facility (c)	(4.3)	—	(4.3)
Loss on the sale of a business (d)	0.5	—	0.5
Other restructuring activities	0.1	0.2	(0.1)
Other restructuring charges	1.6	10.9	(9.3)
Total restructuring, impairment and transaction-related charges, net	$15.8	$42.6	$(26.8)
______________________________
(a)Includes $4.5 million and $13.7 million of impairment charges during the six months ended June 30, 2025 and 2024, respectively, which consisted of the following: $3.0 million of impairment for software licensing and related implementation costs from a terminated project in 2025; $1.5 million and $11.4 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities; and $2.3 million for operating lease right-of-use assets in 2024.
(b)Includes professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations.

(c)Includes a $4.3 million gain on the sale of the West Sacramento, California facility during the six months ended June 30, 2025.
(d)Includes a $0.5 million loss on the sale of the European operations during the six months ended June 30, 2025.

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

EBITDA and EBITDA margin for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were as follows:

	Six Months Ended June 30,
	2025	% of Net Sales	2024	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$73.0	6.1%	$59.8	4.6%

EBITDA increased $13.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following: (1) $26.8 million of decreased restructuring, impairment and transaction-related charges, net; (2) impacts from improved manufacturing productivity; and (3) savings from other cost reduction initiatives, partially offset by the impact of lower net sales and increased investments in innovative offerings to drive future revenue growth.

A reconciliation of EBITDA to net earnings (loss) for the six months ended June 30, 2025 and 2024, was as follows:

	Six Months Ended June 30,
	2025	2024
	(dollars in millions)
Net earnings (loss) (1)	$5.7	$(30.9)
Interest expense	25.6	32.4
Income tax expense	1.3	3.3
Depreciation and amortization	40.4	55.0
EBITDA (non-GAAP)	$73.0	$59.8
______________________________
(1)Net earnings (loss) included the following:
a.Restructuring, impairment and transaction-related charges, net of $15.8 million and $42.6 million for the six months ended June 30, 2025 and 2024, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$822.7	$847.8	$(25.1)	(3.0)%
Services	255.6	275.4	(19.8)	(7.2)%
Operating income (including restructuring, impairment and transaction-related charges, net)	54.5	24.1	30.4	nm
Operating margin	5.1%	2.1%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$12.1	$40.9	$(28.8)	(70.4)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $25.1 million, or 3.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $24.8 million decrease in paper sales and a $0.3 million decrease in sales in the Company’s print product lines.

Service sales for the United States Print and Related Services segment decreased $19.8 million, or 7.2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an $11.4 million decrease in logistics sales and an $8.4 million decrease in marketing services and medical services.

Operating Income

Operating income for the United States Print and Related Services segment increased $30.4 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following: (1) a $28.8 million decrease in restructuring, impairment and transaction-related charges, net; (2) a $10.7 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives; partially offset by the impact from decreased marketing services sales and increased investments in innovative offerings to drive future revenue growth.

The operating margin for the United States Print and Related Services segment increased to 5.1% for the six months ended June 30, 2025, compared to 2.1% for the six months ended June 30, 2024, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the United States Print and Related Services segment decreased $28.8 million, or 70.4%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following:

	Six Months Ended June 30,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$6.3	$16.3	$(10.0)
Impairment charges (a)	4.5	13.6	(9.1)
Integration costs	0.2	0.2	—
Other restructuring charges (b)	1.1	10.8	(9.7)
Total restructuring, impairment and transaction-related charges, net	$12.1	$40.9	$(28.8)
______________________________
(a)Includes $4.5 million and $13.6 million of impairment charges during the six months ended June 30, 2025 and 2024, respectively, which consisted of $3.0 million for software licensing and related implementation costs from a terminated project in 2025, $1.5 million and $11.3 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $2.3 million for operating lease right-of-use assets in 2024.

(b)Includes a $4.3 million gain on the sale of the West Sacramento, California facility during the six months ended June 30, 2025.

International

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the International segment:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$120.1	$157.0	$(36.9)	(23.5)%
Services	2.9	8.8	(5.9)	(67.0)%
Operating income (including restructuring, impairment and transaction-related charges, net)	4.5	5.7	(1.2)	(21.1)%
Operating margin	3.7%	3.4%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$3.0	$1.6	$1.4	87.5%

Net Sales

Product sales for the International segment decreased $36.9 million, or 23.5%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to the following: (1) a $21.7 million decrease in paper sales, of which $21.6 million is a result of the sale of the European operations; (2) a $8.5 million decrease in print volume, which is net of a $24.2 million decrease as a result of the sale of the European operations; and (3) $6.7 million in unfavorable foreign exchange impacts, primarily in Mexico.

Service sales for the International segment decreased $5.9 million, or 67.0%, for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, primarily due to a $5.2 million decrease in logistics sales and $0.7 million decrease in marketing service sales, both as a result of the sale of the European operations.

Operating Income

Operating income for the International segment decreased $1.2 million, or 21.1%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $1.4 million increase in restructuring, impairment and transaction-related charges, net, partially offset by a $0.2 million increase in operating income, net as a result of the sale of the European operations.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the International segment increased $1.4 million, or 87.5%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following:

	Six Months Ended June 30,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$0.2	$0.6	$(0.4)
Impairment charges	—	0.1	(0.1)
Transaction-related charges (a)	2.3	0.8	1.5
Other restructuring charges (b)	0.5	0.1	0.4
Total restructuring, impairment and transaction-related charges, net	$3.0	$1.6	$1.4
______________________________
(a)Includes professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations during the six months ended June 30, 2025.
(b)Includes a $0.5 million loss on the sale of the European operations during the six months ended June 30, 2025.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges, net)	$25.7	$25.4	$0.3	1.2%
Restructuring, impairment and transaction-related charges, net	0.7	0.1	0.6	nm

Operating Expenses

Corporate operating expenses increased $0.3 million, or 1.2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 primarily due to a $0.6 million increase in restructuring, impairment and transaction-related charges, net, partially offset by a $0.2 million decrease in employee-related costs.

Restructuring, Impairment and Transaction-Related Charges, Net

Corporate restructuring, impairment and transaction-related charges, net increased $0.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following:

	Six Months Ended June 30,
	2025	2024	$ Change
	(dollars in millions)
Transaction-related charges	$0.7	$0.1	$0.6
Total restructuring, impairment and transaction-related charges, net	$0.7	$0.1	$0.6

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $217.6 million as of June 30, 2025, which consisted of up to $210.9 million of unused capacity under its revolving credit agreement, which was net of $25.6 million of issued letters of credit, and cash and cash equivalents of $6.7 million. Total liquidity is reduced to $202.1 million under the Company’s most restrictive debt covenants. There were $88.1 million of borrowings under the $324.6 million revolving credit facility as of June 30, 2025.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements for both the next 12 months and beyond.

Net Cash Used in Operating Activities

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Net cash used in operating activities decreased $6.7 million, from $48.3 million for the six months ended June 30, 2024, to $41.6 million for the six months ended June 30, 2025. This decrease was due to a $14.4 million increase in cash from earnings, partially offset by a $7.7 million increase in cash flows used in changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Net cash used in investing activities increased $32.0 million, from $6.2 million for the six months ended June 30, 2024, to $38.2 million for the six months ended June 30, 2025. The increase was primarily due to (1) a $22.2 million decrease in proceeds from the sale of an investment in 2024; (2) a $16.3 million increase as a result of the acquisition of a business in 2025; and (3) a $3.2 million increase in cash used in other investing activities. These were partially offset by a $9.2 million decrease in purchases of property, plant and equipment and a $0.5 million increase in proceeds from the sale of property, plant, and equipment.

Net Cash Provided by Financing Activities

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Net cash provided by financing activities increased $40.9 million, from $14.5 million for the six months ended June 30, 2024, to $55.4 million for the six months ended June 30, 2025. The increase was primarily due to a $52.5 million increase in net borrowings of debt and lease obligations and a $0.2 million decrease in cash used for other financing activities. These increases were partially offset by the following: (1) a $7.6 million increase in the purchase of treasury stock; (2) a $2.7 million increase in payment of cash dividends; and (3) a $1.5 million increase in equity awards redeemed to pay employees’ tax obligations.

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

Free Cash Flow for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was as follows:

	Six Months Ended June 30,
	2025	2024
	(dollars in millions)
Net cash used in operating activities	$(41.6)	$(48.3)

Less: purchases of property, plant and equipment	24.3	33.5

Free Cash Flow (non-GAAP)	$(65.9)	$(81.8)

Free Cash Flow increased $15.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $9.2 million decrease in capital expenditures and a $6.7 million decrease in net cash used in operating activities. See the “Net Cash Used in Operating Activities” section above for further explanations of the change in operating cash flows.

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

The Debt Leverage Ratio at June 30, 2025, and December 31, 2024, was as follows:

	June 30, 2025		December 31, 2024
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$454.9		$379.2
Less: Cash and cash equivalents	6.7		29.2
Net Debt (non-GAAP)	$448.2		$350.0

Divided by: Adjusted EBITDA (non-GAAP)	210.4		$224.0

Debt Leverage Ratio—Net Debt (non-GAAP)	2.13	x	1.56	x

The calculation of Adjusted EBITDA for the trailing twelve months ended June 30, 2025, and December 31, 2024, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Six Months Ended
	December 31, 2024 (1)	June 30, 2025	June 30, 2024	June 30, 2025
Net earnings (loss)	$(50.9)	$5.7	$(30.9)	$(14.3)
Interest expense	64.5	25.6	32.4	57.7
Income tax expense	6.4	1.3	3.3	4.4
Depreciation and amortization	102.5	40.4	55.0	87.9
EBITDA (non-GAAP)	$122.5	$73.0	$59.8	$135.7
Restructuring, impairment and transaction-related charges, net	101.5	15.8	42.6	74.7
Adjusted EBITDA (non-GAAP)	$224.0	$88.8	$102.4	$210.4
______________________________
(1)Financial information for the year ended December 31, 2024, is included as reported in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025.

The Debt Leverage Ratio at June 30, 2025, increased 0.57x, compared to December 31, 2024, primarily due to a $98.2 million increase in Net Debt and a $13.6 million reduction in trailing twelve months Adjusted EBITDA. The Debt Leverage Ratio at June 30, 2025, is above management’s desired target Debt Leverage Ratio range of 1.50x to 2.00x; however, the Company will operate at times above the Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Debt Obligations

As of June 30, 2025, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility ($88.1 million outstanding as of June 30, 2025); and

◦Term Loan A ($350.7 million outstanding as of June 30, 2025).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of June 30, 2025:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended June 30, 2025, the Company’s Total Leverage Ratio was 2.10 to 1.00).

•If there is any amount outstanding on the revolving credit facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024 (for the twelve months ended June 30, 2025, the Company’s Senior Secured Leverage Ratio was 2.09 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended June 30, 2025, the Company’s Interest Coverage Ratio was 4.59 to 1.00).

The Company was in compliance with all financial covenants in its debt agreements as of June 30, 2025. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of June 30, 2025, was 2.10 to 1.00, the limitations described above are not currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are not currently applicable, as the Company’s Senior Secured Leverage Ratio was 2.09 to 1.00 and the Total Net Leverage Ratio was 2.09 to 1.00, as of June 30, 2025.

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

There were no share repurchases during the three and six months ended June 30, 2024, and the following repurchases occurred during the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Shares of Class A common stock	832,439	1,396,655
Weighted average price per share	$5.11	$5.41
Total repurchases during the period (in millions)	$4.3	$7.6

As of June 30, 2025, there were $70.0 million of authorized repurchases remaining under the program.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at June 30, 2025, was primarily comprised of $350.7 million outstanding on the Term Loan A. As of June 30, 2025, there was also $88.1 million outstanding on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt, the Company entered into two $75.0 million interest rate collars in February 2023, and a $50.0 million interest rate swap in April 2024, and has classified $200.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $200.0 million interest rate hedges of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $243.3 million at a current weighted average interest rate of 7.1% and fixed rate debt and finance leases outstanding of $211.6 million at a current weighted average interest rate of 7.3% as of June 30, 2025. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would change the fair value of floating rate debt at June 30, 2025 by approximately $1.8 million. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at June 30, 2025, by approximately $0.2 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s condensed consolidated balance sheets. As of June 30, 2025, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $86.7 million. The potential decrease in net current assets as of June 30, 2025, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $8.7 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency. The Company’s hedging operations have historically not been material; however, to minimize the impact of foreign currency movements on the note receivable related to the sale of the European operations, the Company entered into foreign currency exchange contracts designated as cash flow hedges during the three months ended June 30, 2025.

Foreign currency gains or losses from these international operations have not been material to the Company’s results of operations, financial position or cash flows. The Company does not use derivative financial instruments for trading or speculative purposes.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $21.0 million and $21.5 million as of June 30, 2025 and December 31, 2024, respectively.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three and six months ended June 30, 2025, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 21, 2025.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended June 30, 2025, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2025 to April 30, 2025	664,389	5.08	664,389	70,828,558
May 1, 2025 to May 31, 2025	163,047	5.21	163,047	69,978,704
June 1, 2025 to June 30, 2025	5,003	5.24	5,003	69,952,492
Total	832,439		832,439
_____________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were 832,439 and 1,396,655 shares repurchased during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, there were $70.0 million of authorized repurchases remaining under the program.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 5.    Other Information

During the quarter ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3)
Amended Bylaws of Quad/Graphics, Inc., as amended through May 21, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 21, 2025 and filed on May 23, 2025).

(10)	Form of Deferred Stock Unit Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (2025 Version).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	July 30, 2025	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2025	By:	/s/ Anthony C. Staniak
Anthony C. Staniak
Chief Financial Officer
(Principal Financial Officer)