Form 10-K
period 2025-12-31
Quad/Graphics, Inc.
filed 2026-02-18
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the class A common stock (based on the closing price of $5.65 per share on the New York Stock Exchange) on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $172,279,494. The registrant’s class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of February 6, 2026
Class A Common Stock	39,001,790
Class B Common Stock	13,261,983
Class C Common Stock	—
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

QUAD/GRAPHICS, INC.
FORM 10-K INDEX
For the Year Ended December 31, 2025

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad are those described in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q, and the following:

•The impact of increased business complexity as a result of the Company’s transformation to a marketing experience company, including adapting marketing offerings and business processes as required by new markets;

•The impact of decreasing demand for printing services and significant overcapacity in a highly competitive environment creating downward pricing pressures and potential under-utilization of assets;

•The impact of changes in postal rates, service levels or regulations;

•The impact of rapid changes in technology, including artificial intelligence, and the risk the Company is unable to adapt its marketing offerings to compete in this technology-driven environment;

•The impact of increases in its operating costs, including the cost and availability of raw materials (such as paper, ink components and other materials), inventory, parts for equipment, labor, fuel and other energy costs and freight rates, and the risk the Company is unable to pass along such increases to clients;

•The impact macroeconomic conditions, including elevated interest rates, postal rate increases, tariffs, trade restrictions, cost pressures and the price and availability of paper, have had, and may continue to have, on the Company’s business, financial condition, cash flows and results of operations (including future uncertain impacts);

•The risk the Company is unable to reduce costs and improve operating efficiency rapidly enough to meet market conditions;

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

•The impact of an other than temporary decline in operating results and enterprise value that could lead to non-cash impairment charges due to the impairment of property, plant and equipment, goodwill and other intangible assets;

•The impact of regulatory matters and legislative developments or changes in laws, including changes in cyber-security, consumer protection, safety, privacy and environmental laws; and

•The impact on the holders of Quad’s class A common stock of a limited active market for such shares and the inability to independently elect directors or control decisions due to the voting power of the class B common stock.

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

Quad’s footprint spans 10 countries, with 71 global facilities inclusive of 33 manufacturing and distribution facilities. The Company supports a diverse base of approximately 2,100 clients, including industry-leading blue-chip companies that serve both businesses and consumers across multiple industry verticals, with a particular focus on commerce, including retail, consumer packaged goods and direct-to-consumer; financial services; and health. Quad prides itself on its long-standing relationships, with its largest clients averaging more than 25 years in duration. In 2025, its 10 largest clients accounted for approximately 21% of consolidated sales, with none representing more than 5% individually.

Quad was founded in Pewaukee, Wisconsin, as a Wisconsin corporation, in 1971 by the late Harry V. Quadracci. For many years, the Company operated as Quad/Graphics and focused on commercial printing. It grew rapidly and built a premier print manufacturing and distribution platform. Beginning in 2018, the Company accelerated its transformation to an MX company through strategic investments in marketing services, talent and technology, and, in 2019, evolved its brand from Quad/Graphics to Quad. Today, Quad is one of the nation’s largest marketing services providers. With the strength of its Rise media agency and its Betty creative agency, Quad ranks as one of the largest agency companies in the U.S. according to Ad Age (2025). Its robust manufacturing platform also ranks the Company as one of the largest commercial printers in North America, according to Printing Impressions (2025).

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

•Maximize efficiency with cutting-edge technology, including artificial intelligence (AI), that automates workflows, enhances performance and personalizes customer experiences at scale across physical and digital channels.

In 2025, the Company focused on delivering strong financial results while navigating multiple challenges in the macroeconomic environment, such as postage cost increases on print mailings; policy uncertainty (including potential impacts of tariffs); and elevated interest rates. Despite these challenges, Quad worked to mitigate impacts on its business while proactively managing client expectations. Quad believes it will be able to maintain a leading competitive position through its consistent long-term business strategy, which is driven by dedicated, passionate and highly skilled employees, and by providing stability and innovative solutions for clients into the future.

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

Principal Capabilities

Quad’s MX Solutions Suite provides a comprehensive range of marketing and print services, seamlessly integrating creative, production and media solutions across physical and digital channels. Powered by advanced intelligence and technology, this suite empowers brands to connect with their target audiences across households, in-store and online.

MX: Intelligence

Quad’s MX: Intelligence solutions support three distinct categories: research, analytics and data services. The Company’s primary and secondary research helps clients understand their brand health, customer preferences and industry-wide trends. Through its Accelerated Marketing Insights (AMI) offering, Quad also performs pre-market creative and product research and testing services, which are conducted in a variety of virtual and experiential testing environments. To help clients increase the incremental effectiveness of their cross-channel marketing investments, Quad offers an array of media measurement services. These include both deterministic techniques — such as lift-over-control studies — that track real-time campaign results and probabilistic modeling techniques that project outcomes based on consumer demographics and trends. Quad’s data services utilize the Company’s proprietary, household-based data stack — representative of more than 250 million consumers — to help clients more effectively reach their ideal audiences. Unique to Quad, the stack includes “passions” data that indicates the interests of individuals at the household-level, thereby providing a differentiated view into what type of advertising and marketing will be most valuable to those consumers. The data stack enables a wide range of audience services, such as first-party data augmentations and profiling, audience segmentation, and look-a-like modeling and response modeling.

MX: Creative

Quad’s MX: Creative offering addresses every step of the creative process, from ideation to execution. These services are powered by the Company’s strategists, creative and art directors, photographers, videographers, premedia specialists, graphic designers, animation experts and copywriters. Quad’s brand strategy and design services include brand positioning, design strategy, naming and brand-mark design, visual identity creation, retail environment support, packaging design and brand roll-out execution. Through in-depth strategic brand research, the Company takes time to truly understand each client’s unique brand voice and positioning. It then applies these findings to craft compelling creative campaigns that solve the brand’s problems and lead to desired consumer actions. Quad’s global platform and advanced technology support always-on premedia and adaptive design capabilities for creative and digital execution, image and color management, and prepress tasks. The Company also has an international network of 14 studios to help brands create unique and ownable content through photography, motion, computer generated imagery (CGI), automated 3D scanning and audio recording for activation across every channel. This full-service offering is housed under Betty, Quad’s creative agency.

MX: Production

Quad offers a wide range of production capabilities for deploying content to physical and digital channels – a major point of differentiation among the Company’s competitive set. Quad’s print operations feature the latest in automation and technology complemented by skilled manufacturing professionals. The Company can produce targeted print products, such as catalogs, direct mail, in-store signage and displays, and high-end packaging, as well as large-scale print products, such as magazines, retail inserts and directories.

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

Quad complements its production capabilities through its Managed Services offering. Applying its deep industry knowledge and expansive network of trusted vendors, Quad helps clients manage their operations the way it runs its own – with diligence, efficiency and highly competitive costs.

MX: Media

Quad provides data-led, strategic media planning and placement services that support all physical and digital touchpoints to foster direct consumer connections at home, in-store and online. The Company activates on a complete suite of full-funnel brand and performance marketing solutions. Quad has more than $6.0 billion of media under management, giving the Company leverage in the marketplace to provide cost-efficient and effective options across all channels. Media services are supported by Quad’s proprietary, household-based data stack and Connections Strategy, a comprehensive approach that translates quantitative audience insights into experience-driven media plans that find the best combination of audience, messaging, channel and time to achieve a client’s desired business outcomes. The Connections Strategy process helps brands meaningfully connect with their priority audiences by humanizing quantitative data, considering the cultural forces, emotional drivers and behavioral signals that fuel consumer actions. Overlaying these factors with the audience’s media habits, the team forms recommendations for Rise’s planning and placement experts who execute across the paid, owned and earned touchpoints where consumers are most receptive to engagement. The Company’s offering includes campaign measurement and analytics solutions that provide in-the-moment reporting. This level of transparency helps clients understand how all their media across the marketing funnel is performing and enables Quad to provide data-backed guidance on how to incrementally optimize media spend. This full-service offering is housed under Rise, Quad’s media agency.

MX: Tech

The Company’s client-facing technology solutions help brands connect marketing strategy, global content creation, analytics and optimized media performance across physical and digital channels. Quad applies a people-process-technology approach that first analyzes a client’s current-state workflow and performance, then creates tailored solutions to centralize assets, optimize processes and accelerate speed to market. For instance, the Company’s ContentX content management platform empowers clients to strategize, plan and manage campaigns, and personalize at scale across any channel. The Company’s suite of “Connect” technology services helps marketers deliver content wherever consumers are. For instance, Local Connect helps national brands execute localized marketing strategies while ensuring brand consistency. This streamlined order management platform automates localized marketing execution and provides a single source of truth to manage, order and distribute multichannel campaigns. At-Home Connect automates direct mail personalization, printing, mail sorting and delivery, which simplifies and expedites marketers’ ability to reach consumers through the mailbox. Through its In-Store Connect retail media solution, Quad elevates the shopping experience in brick-and-mortar stores by helping brands deliver engaging messages and targeted promotions right at the shelf – a critical moment in the purchasing decision. In addition to these solutions, Quad integrates AI-based systems across its MX Solutions Suite to generate internal cost savings and revenue opportunities for the Company.

Industry and Competition

With its integrated marketing platform, Quad competes in both the advertising and marketing services industry, and in the commercial printing industry. The Company’s breadth of connected solutions and its ability to both strategically consult and execute at scale, positions Quad in a unique space beyond that of just a manufacturer or traditional agency. This positioning expands the Company’s competitive set to include large agency holding companies, independent agencies and marketing consultants, as well as print management firms and commercial printers.

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

Consumer media consumption habits are constantly evolving. The ongoing emergence of new marketing channels has caused audiences to become increasingly segmented. As a result, advertising and marketing services providers must expand their capabilities to create effective multichannel campaigns for their clients, and providers face increased client demand to offer integrated, end-to-end marketing services (i.e., from strategy and creative through execution). These trends greatly influence Quad’s ongoing efforts to help brands reduce the complexities of working with multiple agency partners and vendors, increase marketing process efficiency, and maximize marketing effectiveness.

Quad believes that its deeply connected solutions address modern marketers’ most pressing issues, positioning it to compete effectively in this highly competitive industry.

Commercial Printing

The commercial printing industry also remains highly fragmented, with competition based on pricing; cost of materials (which may be impacted by tariffs); availability of materials, including paper (which may be more limited in the future as a number of mills reduce graphic paper production capacity in favor of other product lines, such as paperboard); quality; distribution capabilities (including the ability to reduce postage costs); customer service; access to labor (especially highly skilled labor); availability to schedule work on appropriate equipment; on-time production and delivery; ability to maintain and adopt state-of-the-art technology; and ability to offer additional marketing services to meet a client’s business objectives.

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

Within its manufacturing operations, Quad benefits from managing several very large facilities (greater than one million square feet) that produce multiple product lines under one roof, driving cost savings as the Company maximizes equipment utilization and labor resources. Additionally, the Company continually strengthens its manufacturing operations through leading-edge technologies such as digital presses that enhance targeted print products; wide-web presses that improve labor productivity; and advanced equipment and automation, including automated storage and retrieval systems and robotic guided vehicles and palletizers that support high-quality, low-cost production. To reduce postage costs for its clients, the Company operates an extensive co-mailing operation that generates significant USPS work-sharing discounts. Due to these factors, economies of scale, a strong balance sheet and access to capital markets, Quad has been able to provide a competitive offering that meets clients’ manufacturing needs.

Seasonality

Quad is subject to seasonality in its quarterly results as net sales and operating income are typically higher in the second half of the calendar year as compared to the first half of the calendar year. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that historically reach peak levels during the third quarter. Seasonality is driven by increased direct mail, catalog and retail inserts volumes primarily due to back-to-school and holiday-related advertising and promotions. The Company expects seasonality impacts to continue in future years.

Competitive Advantages

Quad’s MX Solutions Suite is powered by three primary competitive advantages that the Company believes distinguish it from its competitors: integrated marketing platform excellence, intentional innovation and a commitment to operate responsibly.

Integrated Marketing Platform Excellence

Quad’s integrated marketing platform encompasses all the resources brands and marketers need to strategize, plan, create, deploy, measure and optimize their marketing efforts across any media channel — from household to in-store to online. Accordingly, the Company can guide clients through every effort intended to drive an action, from consumer awareness and trust, to brand preference and purchase.

Intentionally Connected Offerings

While the Company’s products and services are organized into distinct solutions suites, they are intentionally designed to function together, creating a unified ecosystem that improves marketing performance for clients. For instance, Quad’s print operations generate household-level insights that power its proprietary data stack, which in turn, is used to enhance the precision of omnichannel campaign planning, measurement and optimization. Similarly, integrating Betty’s creative expertise with Quad’s robust print platform enables brand-consistent deliverables at scale and speed.

Quad’s integrated selling approach brings together experts from its manufacturing business and its agency offerings to address marketing challenges holistically rather than through isolated stand-alone services. This intentionally collaborative approach connects components of the marketing process that are typically fragmented across multiple vendors. By embedding cross-disciplinary teams into clients’ marketing ecosystems, Quad drives cross-category growth opportunities and becomes deeply ingrained in clients’ ongoing operations. The Company continues to see growth in this interconnected strategy, with approximately 90% of its U.S. clients purchasing more than one product or service during 2025.

Quad further advanced its integrated marketing approach in 2025 by formalizing its Direct Marketing (DM) Agency, a full-service offering that combines strategy and planning, audience identification and activation, creative, production, and measurement services to help marketers enhance one of the industry’s most proven performance channels. The DM Agency is built on the Company’s longstanding direct mail manufacturing expertise and through-the-line marketing services that are backed by Quad’s data stack and extensive pre-market testing services. With its integrated capabilities, high-volume production and data-driven strategy, Quad delivers a two-pronged approach that increases responses and maximizes client savings. The Company believes it is uniquely positioned to modernize and scale personalized direct mail by unifying these often-siloed services.

Full-Service Agency Solutions

Quad offers complete media and creative agency of record services through its Rise and Betty agencies. Both agencies tailor their approach to match the way modern marketers buy media and creative services. Fully integrated with the rest of Quad, Rise and Betty provide frictionless access to the Company’s comprehensive portfolio of marketing solutions. They are backed by Quad’s global platform, which provides around-the-clock services — from page assembly, creative design, retouching and color correction to data intelligence work and full agency of record (AOR) media services.

Rise

Rise is a full-spectrum media and experience partner that combines digital expertise with omnichannel media at scale to help brands and marketers navigate complexity, eliminate waste and deliver better business outcomes. The agency provides digital and traditional media strategy, planning, buying and optimization with unified measurement at its core. Backed by Quad’s infrastructure, Rise combines the speed of a boutique agency with the scale and sophistication of an enterprise partner. Rise’s comprehensive offering is rooted in Quad’s proprietary data stack, using reliable, household-based data and passions in place of digital alternatives (i.e., cookies, e-mail addresses or device IDs), so clients can be confident their advertising is reaching real consumers. The agency applies this data stack to identify a client’s highest value audiences from which Rise develops and executes robust, integrated media strategies. Through its origins as a performance media company, Rise uses an outcomes-first mentality, treating every investment — whether it’s brand building at the top of the media funnel or hyper-targeted outreach — as an opportunity for measurable client growth.

Rise prioritizes transparency, using a media optimization and reporting engine that provides information on each ad request, bid and impression so clients can clearly understand how their media inventory is delivered across different channels. The engine runs AI agents atop Quad’s household data stack, client data inputs and campaign data to generate in-the-moment reporting and analysis. This powerful tool helps Rise’s media experts predict advertising fatigue, diagnose root causes of campaign performance, and provide faster insights that enhance a client’s marketing effectiveness. Unlike other agencies, Rise does not use principal-based buying methods (i.e., buying discounted ad inventory and selling it to clients at a markup). The agency plans, buys and places media based on each client’s unique needs without bias toward any individual channel.

Betty

Betty answers the market need for integrated and flexible creative solutions that provide scalable execution without sacrificing quality, brand integrity or effectiveness. It combines a bespoke creative approach with Quad’s production power to deliver high quality, culturally relevant creative at high volumes – all while maintaining a client’s individual brand integrity. Betty prides itself on being people obsessed, applying a combination of proprietary, client and third-party data to conduct in-depth research on consumer trends to help clients best define, design and position their brands and marketing efforts. The agency’s integrated creative offering gives brand marketers the full range of services they need to drive growth in today’s crowded and competitive markets.

Favorite Child, Betty’s strategy and design practice, applies the agency’s insights-driven approach to help brands stand apart in their category. The practice offers an array of branding services while specializing in creative packaging design. In 2025, Favorite Child partnered with three of the top 20 U.S. grocery retailers on their owned brand designs.

Betty Studios transforms imaginative ideas into audio, photo, video and photorealistic 3D models. This network of photography and video production studios perform in-studio and on-location services – several of which operate directly within or near client facilities – and enables the agency to collaborate closely with clients to rapidly generate superior, scalable, on-brand content. Combining AI technology, its creative studio capabilities and Quad’s Global Platform team, Betty Studios thoughtfully blends traditional and synthetic content creation to create high-quality results at fast speeds and low costs. For instance, Betty can take a traditional product photo and apply Quad’s proprietary library of synthetic models, assign model poses and add a generative background to create a completely new asset. Premedia experts on the global platform team then polish the image to ensure it is market ready.

Managed Services

Quad’s Managed Services offering deepens partnerships with clients by acting as a seamless extension of their marketing operations. Combining the Company’s robust manufacturing platform, global vendor network and customized client-technology solutions, the Managed Services team offers a single operational partner that supports the entire marketing execution process, from concept to delivery including creative intake and approvals, asset production, storage and fulfillment, ordering, on-demand distribution, and reporting and analytics. These services extend beyond commercial print to packaging, in-store signage, direct mail, branded merchandise and an array of other marketing services. By providing clients with advisory and execution-level support, this offering simplifies clients’ workflows, decreases costs and reduces the number of partners needed to execute their work.

Managed Services begins with a consultative review of a client’s marketing operations, including its processes, technology, resources, costs and purchase execution practices. Completed in just weeks, this comprehensive audit aligns clients’ stakeholders across procurement, marketing, merchandising and operations by exposing current inefficiencies within their marketing workflows and identifying opportunities to generate cost savings, reduce touchpoints and increase speed to market.

A key component to its Managed Services offering is the on-site or near-site client-dedicated teams that Quad integrates directly with a client’s internal marketing and purchasing departments. These teams fulfill critical execution roles ranging from ideation to content creation, creative production, purchase execution and marketing deployment across all channels. This structure simplifies marketing for clients and enables them to focus on what they do best: selling more products, services and/or content. Quad has professionals embedded within approximately 50 client-dedicated on-site and near-site teams.

Intentional Innovation

Founded on the belief that there is always a better way to do business, Quad applies a disciplined approach to product development and innovation (PDI) that intentionally identifies needle-moving opportunities that can improve the Company’s revenue and margins. This rigorous process includes several stages to ensure an innovation is ready for market, including idea conception, business case definition, solution design and planning, and final innovation piloting/validation. The Company focuses on new or expanded solutions that either close a gap, meet an underserved need in the marketplace, or provide significant time and cost efficiencies to internal workflows. Quad then strategically invests in the needed talent, technology and capabilities to activate these solutions.

Key areas of innovation that differentiate Quad from its competitors include the following:

Data and Audience Services

Powered by its extensive print manufacturing business, Quad possesses a proprietary, household-based data stack that represents approximately 97% of the U.S. adult population and 92% of U.S. households. The Company believes this household information is uniquely resilient to the industry headwinds impacting other data offerings. Because most Americans have only one home address, and that address must be readable by a mail carrier to complete daily deliveries, Quad’s data stack ensures that insights are derived from real people — not bots, randomized device IDs or untrustworthy email addresses. From insights driven by its data stack, Quad develops proprietary “passions” that highlight the interests of that household and inform target audience identification. While the data stack is founded on household data, it was created with an open architecture to easily ingest supplemental data from vendor partners. Bolstered by these external sources, Quad’s data stack continually revalidates over 3 billion data points within U.S. households. In addition, the data stack possesses insights on more than 20,000 consumer attributes across demographic, behavioral, attitudinal and transactional data sets.

Quad is actively applying the Company’s data stack across all media channels. In 2025, Quad launched Audience Builder, a proprietary platform that enables the Company’s media strategists, analysts and planners to easily leverage the stack and create complex, high-performing audiences for clients. The platform leverages a generative AI chat feature that enables employees to quickly uncover consumer insights through natural language queries. Based on these prompts, Audience Builder analyzes stored audience attributes from Quad’s data stack and enriches those results with external demographic data, which results in smarter audience creation at a fraction of the time. Quad uses these data-driven audiences to enhance clients’ media buying with precision and scale, applying demographic and behavior-based data sets to identify high-propensity audiences. The Company also is applying the data stack to specifically elevate direct marketing campaign effectiveness as part of its DM Agency services. Filtering target characteristics and passions from the data stack, Quad optimizes mailing lists to increase response rates and achieve greater ROI for clients’ initiatives.

Artificial Intelligence

Quad continues to invest in the rapidly evolving technology of artificial intelligence to realize internal cost savings and support new forms of revenue generation. AI-based systems augment employee capabilities by automating workflows and reducing manual intervention in recurring, labor-intensive processes, enabling employees to focus on higher-value strategic work. Examples include AI-supported scheduling and job ticket creation, automated machine maintenance and custom AI admin chatbots. Every employee is urged to explore how they can apply this technology to streamline repetitive or low-stakes tasks, which creates time for more strategic, value-additive work. Quad supports employees in this by integrating AI solutions across its platforms and providing extensive AI skill-building resources, including more than 200 on-demand AI courses.

Regarding client-facing solutions, Quad has infused AI across its MX Solutions Suite to optimize each aspect of the marketing process. Just as the Company’s services are intentionally integrated, AI helps unify the marketing experience by turning data into strategy and optimizing media, creative and production to orchestrate smarter campaigns, enhance marketing processes, maintain agility and create meaningful connections at scale.

Quad’s AI strategy is backed by a robust organizational structure to mitigate risk and foster ongoing support for AI discovery, testing and implementation. AI efforts are:

•Led by a steering committee, which focuses on strategy and governance.

•Supported by an AI team that is dedicated to developing best practices and relevant use cases while researching the latest trends and AI advancements.

•Executed by AI champions who provide tailored expertise and leadership within their area of the business.

In-Store Connect by Quad

Through decades supporting retailers and consumer packaged goods (CPG) clients in print and creative services, Quad has established itself as an expert in crafting impactful consumer journeys within physical retail environments. Over the last two years, Quad has expanded this expertise by creating its own in-store retail media network (RMN), which leverages the high foot traffic of brick-and-mortar stores to generate direct consumer connections, placing digital technology within the in-store environment.

In-Store Connect by Quad (ISCQ) combines the Company’s deep retail knowledge, extensive CPG network and scalable creative excellence with a robust technology infrastructure and advanced content management system to provide an end-to-end in-store RMN offering. ISCQ uses endemic advertising to market products sold in retail stores through digital screens strategically positioned throughout the store. This contextual marketing reaches consumers at the most important point of the purchasing journey and enhances the overall shopping experience by delivering relevant promotions, sharing key product information and connecting adjacent product options to shoppers. In 2025, the Company continued to advance its ISCQ offering by introducing new digital signage form factors designed to grab shopper attention and increase brand visibility.

Since launching ISCQ in 2024, Quad has focused on building out a nationwide network of grocery clients given that 91.5% of food and beverage sales still occur in physical stores, according to eMarketer. In 2025, an increasing number of CPG brands purchased inventory on our RMN to drive awareness of their limited time offers and new products — the lifeblood that fuels growth within the grocery category. The solution has provided a significant positive impact on participating CPGs, with product sales increasing an average of 5% to 20% in stores using ISCQ compared to control stores not using the solution. This range in results is based on factors such as the brand’s maturity, product category and campaign objectives.

Postal Optimization

A continued focus of innovation and investment for Quad is geared toward addressing postage rate increases. Postage is the most significant client cost to manufacture and deliver printed marketing materials, representing up to 70% of costs for some clients, and Quad believes that these high costs directly influence clients’ print and mail quantities.

Quad is a leading mailer with the United States Postal Service (USPS), mailing approximately 5.4 billion pieces of marketing materials annually, which represents approximately 9.1% of the USPS’ yearly marketing mail and periodical volume. Quad believes it is uniquely positioned to offer superior mail services and offers a full suite of innovative postal optimization services that help offset rising costs by maximizing postal savings and improving marketing responsiveness. The Company’s co-mail program expedites distribution by bundling multiple printed products destined for the same ZIP codes and, when possible, sorting mail down to the specific delivery route that the postal carrier uses. This process generates work-sharing discounts for Quad and provides savings for publishers, marketers and retailers. These services drop mail bundles further along the USPS processing system, which provides more certainty around in-home dates. Meeting these target dates increases the effectiveness of marketing mail and helps keep it a sustainable media channel for marketers. In 2025, Quad expanded its postal optimization offering by acquiring the co-mail assets of Enru, which support high-density presort levels and generate additional savings through economies of scale. Co-mailing solutions are supported by other innovative postal solutions like Household Fusion, a first-to-market mail packaging solution that combines multiple pieces from different marketing or periodical mailers into a single package delivered to one address, resulting in incremental postage savings.

These solutions are supported by Quad’s team of postal experts who work closely with the USPS to enable clients to better leverage USPS promotions and incentives and receive further savings. The team services clients on an individual basis to determine eligibility and make the necessary changes in production and mailing processes to qualify for these increasingly complicated savings opportunities.

Operating Responsibly

In all its actions, the Company seeks to operate responsibly and create a better way for its employees, clients and communities. Through its commitment to empowering its employees, maintaining sustainable practices, and doing the right thing, Quad connects purpose with performance — strengthening its resilience and creating long-term value for all stakeholders.

Quad’s Culture

Quad’s distinct corporate culture, which evolved from a core set of Values conceived by the Company’s late founder, defines the way employees work together and is the engine that drives the business forward. As a matrixed organization with an expansive offering, the Company fosters an environment of obsessive collaboration to deliver a frictionless marketing experience for clients. Employees are encouraged to understand how their role contributes to Quad’s integrated offering and engage with individuals outside their business area. These inter-departmental partnerships create close business relationships among employees that fuel the Company’s ability to urgently innovate, which leads to different ways of thinking, cross-selling opportunities and new ways of engaging with clients.

Quad empowers each employee to think like an owner and maintain a client-first attitude, going beyond expected deliverables and implementing creative solutions that improve clients’ marketing at every touchpoint. Regardless of job title, Quad encourages employees to think differently, embracing new technologies to work smarter, faster and more effectively. This complements Quad’s longstanding “maker” ethos, which celebrates attention to detail and a spirit of continuous improvement as individuals identify opportunities, however small, to improve processes and create efficiencies.

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

As of December 31, 2025, the Company had approximately 10,100 full-time equivalent (“FTE”) employees in the following geographies:

Geographic Region	Number of FTE Employees
North America (Includes Mexico, Central America and the Caribbean)	8,900
Europe, Middle East and Africa	400
South America	600
Asia	200

By fostering a culture of empowerment in a welcoming environment, offering career growth and mentorship opportunities, and providing competitive pay and innovative benefits, Quad believes employees are more fully engaged in their day-to-day activities and produce better results for clients.

•Employee Experience: The Company applies a holistic strategy to engage individuals throughout the employee lifecycle — from onboarding through career development and, ultimately, retirement. Through timely, transparent communications, employees are kept well-informed and engaged in the Company’s culture and strategic direction. Quad’s open-door culture, along with regular surveys, offer multiple avenues for feedback to further enhance the employee experience. Leadership applies insights from this feedback to guide improvements in programs, communications and workplace experience. The Company’s various recognition programs provide motivation and a sense of purpose while helping employees understand the impact of their daily work. These coordinated efforts are intended to create a productive and engaged workforce where employees are excited to come to work and contribute to the Company’s success, as well as promote Quad as an employer of choice.

•Career Training and Growth: To maintain and engage its highly skilled workforce, the Company provides employees with educational tools and skills courses through an easy-to-use, on-demand learning platform. The platform covers a wide range of content, including business skills courses that enhance business acumen, finance basics and project management; transferrable skills on communication, teamwork and adaptability; AI courses to learn practical applications that enable individuals to work more efficiently and effectively; and more. Employees are also encouraged to take advantage of the Company’s employee growth and development programs, including: Accelerated Career Training, a fast-track for career advancement in manufacturing positions; Corporate Trainee Program, a rotation-based offering that develops skills and leadership abilities through a series of agency and corporate administration positions; hands-on, mentor-led manufacturing apprenticeships; and Leading Within Quad, which focuses on best-in-class managerial behaviors. These programs not only teach critical on-the-job and leadership skills, but also help employees respond to rapid change, cultivate effective networks, and create high-quality relationships necessary for personal, professional and Company growth.

•Competitive Pay and Innovative Benefits: Employees are hired into jobs with competitive wages and innovative benefits. The Company regularly evaluates its pay practices and structures to ensure it is competitive in the markets where it operates, and fair based on employees’ experience, job responsibilities, performance and business results. Beyond traditional, expected benefits, the Company offers expansive health and wellness benefits, including:

◦QuadMed, the Company’s wholly owned health and wellness subsidiary, which provides a differentiated set of benefits for Quad employees and dependents through on-site and near-site primary and specialty health centers; no-cost virtual primary care across all 50 states; and a nationwide behavioral health program with in-person and virtual counseling. Beyond Quad itself, QuadMed provides worksite healthcare solutions nationally for approximately 35 employers of all sizes and across multiple industries, including private and public sector employers.

◦The Company’s QLife Wellness program, which provides educational resources, interactive webinars and regular communications around physical, emotional, financial and social well-being topics.

•Bridging Strategy and People: Quad’s Business Resource Groups (BRGs) play a vital role in building community, fostering belonging, and supporting professional development within the Company. Quad currently has nine BRGs, which are open to all employees and support varying communities including: supporting mental health awareness, multi-cultural and multifaith employees, women, military veterans and their families, working parents, differently abled employees and caregivers, Black employees, Hispanic/Latino employees, and the LGBTQIA+ community.

Building Strong Communities

The Company believes in supporting the communities in which it operates and its employees live, creating a better way for future generations. The Company maintains a governance framework that guides how Quad manages, reviews and approves its strategic investment of finances, volunteerism and in-kind services for community organizations, which are generally focused on the environment, innovation, education and health. These efforts help the Company maintain a positive reputation as the kind of business that people choose to work for, do business with, invest in and call a true neighbor. Supporting community activities, initiatives and organizations also demonstrates the Company’s Values in action, which fosters pride and employee engagement.

Environmental

Quad seeks to operate in an environmentally responsible manner that better serves the environment and reflects the values of its clients and their customers. The Company’s environmental efforts promote sustainable resource consumption, focusing on the following areas:

•Recycling: Quad applies a mentality of refuse, reduce, reuse and recycle throughout its internal processes to limit the amount of waste it creates. In 2024 (the most recent year for which data has been tabulated), the Company’s U.S. manufacturing facilities recycled 97.9% of their industrial wastepaper and other solid waste.

•Energy and Emissions: The Company participates in nationwide and statewide programs to enhance its efforts to reduce energy usage and carbon emissions. These include being a founding partner of the U.S. Department of Energy’s Better Plants Program, taking part in the EPA SmartWay Program and participating in the State of Wisconsin’s Focus on Energy Program.

•Responsible Forestry: The Company maintains chain-of-custody certifications for sourcing materials from responsibly managed forests (i.e., Forest Stewardship Council®, Sustainable Forest Initiative, and Program for the Endorsement of Forest Certification) and partners with clients to increase certified paper usage. In 2024 (the most recent year for which data has been tabulated), 92.3% of the paper Quad purchased for its U.S. operations were responsibly sourced from third-party certified vendors.

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

In addition to infusing environmentally conscious practices throughout its internal operations, the Company offers several client-facing sustainability solutions. Quad’s Packaging and In-Store divisions provide these services to CPG brands in support of evolving environmental reporting regulations and shifting consumer preferences. In-Store operations emphasize design innovations that lessen a product’s environmental impact and create cost savings for the client. The Packaging division offers a plastic-free paperboard alternative for the blister many CPGs use. In addition to the sustainability testing and research Quad’s Accelerated Marketing Insights team conducts, the Company also offers Sustainability Consulting Services to help clients optimize their packaging to meet their sustainability requirements. With this three-part solution, Quad (1) audits a client’s existing packaging; (2) collects materials specifications and tests eco-friendly alternatives; and (3) creates a customized dashboard to help clients set baselines and track their progress.

Corporate Governance

Effective corporate governance has been a part of Quad since its founding and is informed by the Company’s Values, especially “do the right thing,” which strengthens partnerships, reduces risk and creates sustainable value for the Company long term. Governance starts at the highest level of the Company with oversight by the Board of Directors, which is responsible for minimizing risk while maximizing the effectiveness of Quad’s business strategy. Key tenets of Quad’s governance strategy include:

•Family Leadership: As of February 6, 2026, the Quadracci family, through the Quad/Graphics, Inc. Amended and Restated Voting Trust Agreement (“Quad Voting Trust”), has voting control of approximately 72% of the Company’s outstanding shares. The Company believes this governing structure provides continued stability and flexibility to achieve its long-term strategic vision.

•Risk Management: Led by an executive enterprise risk management (ERM) steering committee, Quad’s ERM program strategically identifies potential risks to the business and conducts appropriate response planning. Risk management is a highly collaborative process at Quad as cross-functional teams help recognize the ripple effects a situation could have across the Company’s interconnected operations.

•Employee Compliance: Employees are required to take an active role in ethics and compliance. Each year, 100% of employees are required to take a suite of compliance trainings on topics that include Quad’s Values, Code of Conduct, anti-harassment, conflicts of interest, Customs-Trade Partnership Against Terrorism (C-TPAT), Health Insurance Portability and Accountability Act of 1996 (HIPAA), data privacy and security, phish detection, physical security, acceptable use policy for technology assets, and anti-bribery and anti-corruption. Employees can discreetly report violations of the Code of Conduct through multiple easy-to-use channels, including a 24/7 anonymous Ethics and Compliance Hotline.

•Supplier Code of Conduct: The Company requires all suppliers, vendors, contractors, consultants, agents and other providers of goods and services worldwide to abide by Quad’s Supplier Code of Conduct to ensure they follow Company’s policies related to business integrity, anti-corruption and anti-bribery, ethical labor practices, human rights, associate health and safety, and environmental management. Suppliers and their associates can also report violations of the Company’s Code of Conduct or the Supplier Code through the Ethics and Compliance Hotline.

•Data Security: Quad continually updates and strengthens its information and data security program to address the fast-changing threat landscape and ensure proper oversight. The program includes ongoing employee education to ensure the security of physical and digital workspaces, protect the privacy of valuable data, identify potential phishing and malware threats, and avoid risky behaviors.

Financial Objectives

Quad follows a disciplined approach to maintaining and enhancing financial strength to create shareholder value. This strategy is centered on the Company’s ability to drive profitable growth and maximize net earnings, Free Cash Flow and operating margins; maintain consistent financial policies to ensure a strong balance sheet, liquidity level and access to capital; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. The priorities for capital allocation and deployment are balanced according to prevailing circumstances and what the Company thinks is best for shareholder value creation at any point in time. These priorities currently include increasing growth investments as an MX company to fuel net sales growth, maintaining low net debt leverage to ensure long-term financial strength, and increasing return of capital to shareholders through dividends and share repurchases. The Company’s disciplined financial approach and strong, trusted banking relationships allow it to maintain sufficient liquidity and to reduce refinancing risk.

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

Raw Materials

The primary raw materials that Quad uses in its print business are paper, ink and energy. The price and availability of paper has been, and may continue to be, adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper that are not usable by the Company in its operations (which a number of paper mills have done or are doing), and ability to transport paper produced; and tariffs and trade restrictions. At this time, the Company’s supply of raw materials are available from numerous vendors; however, based on previously mentioned market conditions, the current supply is under pressure due to supply chain disruptions and inflation. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the procurement process.

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

Information About Our Executive Officers

The following table sets forth the names, ages (as of February 18, 2026) and positions of Quad’s executive officers.

Name	Age	Position
J. Joel Quadracci	57	Chairman and Chief Executive Officer
Anne M. Bauer	61	Vice President and Chief Accounting Officer
Julie A. Currie	62	Executive Vice President and Chief Revenue Officer
Dana B. Gruen	52	General Counsel, Corporate Secretary and Chief Risk & Compliance Officer
David J. Honan	57	President and Chief Operating Officer
Steven D. Jaeger	61	Vice President and Chief Information Officer
Timothy V. Maleeny	64	Chief Client Strategy and Integration Officer, President of Quad Agency Solutions
Donald M. McKenna	53	Executive Vice President and Chief Administrative Officer
Robert H. Quadracci	58	Chief Human Resources Officer
Anthony C. Staniak	53	Chief Financial Officer and Treasurer
Kelly A. Vanderboom	51	Executive Vice President and Head of Agency Operations

Mr. J. Joel Quadracci has been a director of Quad since 2003, its Chief Executive Officer since July 2006 and its Chairman and Chief Executive Officer since January 2010. He also served as President of Quad from January 2005 to February 2026. Mr. Quadracci joined Quad in 1991 and, prior to becoming Chief Executive Officer, served in various capacities, including Sales Manager, Regional Sales Strategy Director, Vice President of Print Sales, Senior Vice President of Sales and Administration, and President and Chief Operating Officer. He serves on the board of directors for Plexus Corp., Pixability, Inc., Road America, Inc., the National Association of Manufacturers and the Metropolitan Milwaukee Association of Commerce. He also serves on the board of trustees for the Milwaukee Art Museum and on the advisory council of the Smithsonian National Postal Museum. Mr. Quadracci received a B.A. in Philosophy from Skidmore College in 1991. Mr. Quadracci is the brother of Kathryn Quadracci Flores, M.D., a director of Quad and Chief Executive Officer of QuadMed, a wholly owned subsidiary of the Company, the brother-in-law of Christopher B. Harned, a director of Quad, and the first cousin of Robert Quadracci, Quad’s Chief Human Resources Officer.

Ms. Bauer has served as Vice President since January 2022 and Chief Accounting Officer since March 2017. She previously served as Director – Corporate Controller of Quad from May 2016 until March 2017 and then as Executive Director and Chief Accounting Officer until January 2022. She joined Quad in September 2011, serving as Director of Corporate Accounting until May 2016. Prior to joining Quad, Ms. Bauer held various accounting positions at Journal Communications, Inc., during her 18 years there, including Vice President and Controller from June 2000 until September 2011.

Ms. Currie has served as Executive Vice President and Chief Revenue Officer since November 2020. She previously served as Executive Consultant of FCM, LLC from 2019 to 2020. Prior thereto, Ms. Currie served in multiple senior leadership roles at Nielsen, a global leader in audience measurement, data and analytics, including as Senior Vice President, Global Retail Product Leadership from 2016 to 2019; Senior Vice President, Global Loyalty Commercial Director from 2012 to 2016; Senior Vice President, Global Business Services North America from 2008 to 2012; Vice President, National Accounts Group Client Director from 2003 to 2007; and Vice President, Group Client Director from 2001 to 2003. Ms. Currie serves on the board of directors of the Boys & Girls Club of Lake County, Illinois.

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

Mr. Honan has served as President and Chief Operating Officer since February 2026. His previous roles at Quad were Executive Vice President and Chief Operating Officer from January 2022 to February 2026; Executive Vice President and Chief Financial Officer from January 2015 to December 2021; Vice President and Chief Financial Officer from March 2014 to January 2015; Vice President and Chief Accounting Officer from July 2010 to March 2014; Vice President and Corporate Controller from December 2009 to July 2010; and Corporate Controller from when he joined Quad in May 2009 to December 2009. Currently, he serves on the advisory board of FM Global. Prior to joining Quad, Mr. Honan served as Vice President, General Manager and Chief Financial Officer of Journal Community Publishing Group, a subsidiary of diversified media company Journal Communications Inc., for five years, and held executive-level roles in investor relations and corporate development at Newell Brands, a global marketer of consumer and commercial products. Prior thereto, Mr. Honan worked at the accounting firm Arthur Andersen LLP for 11 years.

Mr. Jaeger has served as Vice President and Chief Information Officer since November 2015. He previously served as Executive Vice President, President of Direct Marketing and Chief Information Officer from November 2014 to November 2015; Executive Vice President, President of Direct Marketing and Media Solutions and Chief Information Officer from March 2014 to November 2014; Corporate Vice President of Information and Technology since 2013; as Vice President of Information Systems and Infrastructure from 2007 to 2012; and President of Quad/Direct from August 2007 until 2013. Prior thereto, Mr. Jaeger served as Quad’s Vice President of Information Systems from 1998 to 2006 and worked in various other capacities since he joined the company in 1994. Prior to joining Quad, Mr. Jaeger worked for Andersen Consulting for eight years.

Mr. Maleeny has served as Chief Client Strategy and Integration Officer since December 2024 and President of Quad Agency Solutions since May 2025. Prior to joining Quad, he served as President, Chief Strategy and Innovation Officer at Havas North America from April 2018 to November 2024. He has also held a variety of leadership roles across the marketing industry, including Head of Strategy for Ogilvy, Managing Director & Chief Strategy Officer at Deloitte, and Executive Director of Brand & Marketing Strategy at R/GA. He also spent almost a decade at independent creative shop Hal Riney & Partners, where he led strategy and new business prior to the agency’s acquisition by Publicis Groupe. He currently serves on the board of directors for the American Association of Advertising Agencies (4As).

Mr. McKenna has served as Executive Vice President and Chief Administrative Officer since January 2022. He previously served as Senior Vice President of Sales Administration from August 2018 to January 2022; Vice President of Sales Administration from June 2013 to August 2018; and Product Planning Manager from March 2010 to June 2013. Prior to joining Quad, Mr. McKenna worked at J.S. Eliezer Associates, a print consulting firm in Stamford, Connecticut, beginning in 1998 and was named President of the firm in 2004, the leadership role he maintained until joining Quad in 2010.

Mr. Robert Quadracci has served as Chief Human Resources Officer since February 2023. Previously, he was Vice President of Human Resources – Sales, Marketing & Quad Agency Solutions from January 2022 to February 2023; Executive Director – Human Resources from 2014 to 2022; and Human Resources Director from 1999 to 2014. Prior to joining Quad, Mr. Quadracci worked at Edison International as a Project Manager, Workforce Management and Corporate Redeployment from 1992 to 1999. Mr. Quadracci is the first cousin of J. Joel Quadracci, Chairman and Chief Executive Officer of Quad, and Kathryn Quadracci Flores, M.D., a director of Quad and Chief Executive Officer of QuadMed, a wholly owned subsidiary of the Company.

Mr. Staniak has served as Chief Financial Officer since January 2022, and Treasurer since December 2025. Previously, he served as Vice President of Finance from March 2017 until January 2022. Joining the Company in 2009 as Director of External Reporting, Mr. Staniak was subsequently named Director of Internal Audit in 2011; Executive Director – Financial Controller in 2013; Chief Accounting Officer in 2014; and Vice President and Chief Accounting Officer in 2015. Prior to joining Quad, Mr. Staniak was Chief Financial Officer of data consulting firm Sagence, Inc. He began his career at the accounting firm Arthur Andersen LLP in 1995. Mr. Staniak is a member of the Wisconsin Institute of Certified Public Accountants and is a member of the board of directors for the Zoological Society of Milwaukee, the Volunteer Center of Washington County, and Make-A-Wish Wisconsin.

Mr. Vanderboom has served as Executive Vice President since May 2018 and Head of Quad Agency Solutions Operations since March 2023. Mr. Vanderboom also serves on the board of QuadMed, a wholly owned subsidiary of the Company. Since joining Quad in 1993, he has served in various leadership capacities, including Controller of Parcel Direct, a freight expediting subsidiary sold to FedEx in 2004; Treasurer, from 2007 to 2025; Vice President, beginning in 2008; Vice President of the Program Management Office (PMO) from 2012 to 2014 and 2019 to 2023; and President of Logistics from 2014 to 2023.

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

Risks Relating to Quad’s Business, Operations and Industry

The Company’s transformation to a marketing experience company increases the complexity of the Company’s business, and if the Company is unable to successfully adapt its marketing offerings and business processes to the requirements of new markets, the Company will be at a competitive disadvantage and its ability to grow will be adversely affected.

As the Company continues to expand its integrated marketing platform, the overall complexity of the Company’s business continues to increase and the Company continues to become subject to different market dynamics than those historically characterized by the Company’s print-focused operations. These different characteristics may include, among other things, demand volume requirements, demand seasonality, product generation development rates, client concentrations and performance and compatibility requirements. If the Company is unable to make the necessary adaptations to its business model, processes, organizational structure and talent base to address these different characteristics and market dynamics the Company’s competitive position, operating results and long-term growth prospects could be adversely affected.

Decreases in demand for printing services caused by factors outside of the Company’s control, including the substitution of printed products with digital content, prior and any future recessions and other changes in macroeconomic conditions, as well as continued downward pricing pressure, may continue to adversely affect the Company.

The Company and the overall printing industry continue to experience a reduction in demand for printed materials and overcapacity due to various factors including the sustained and increasing shift of digital substitution by marketers and advertisers (to both replace and augment campaigns that were historically focused on print), as well as macroeconomic conditions and prior recessions (which severely impacted print volumes and further accelerated the impact of media disruption). The impacts of overcapacity, as well as intense competition, have led to continued downward pricing pressures for printing services in recent years and such pricing may continue to decline from current levels. Any future increases in the supply of printing services or decreases in demand could cause prices to continue to decline, and prolonged periods of low prices, weak demand and/or excess supply could have a material adverse effect on the Company’s business growth, results of operations and liquidity.

The media landscape continues to undergo rapid change due to the impact of digital media and content on printed products. Improvements in the accessibility and quality of digital media through the online distribution and hosting of media content, mobile technologies, e-reader technologies, digital retailing and the digital distribution of documents and data has resulted and may continue to result in increased consumer substitution. Continued consumer acceptance of such digital media, as an alternative to print materials, is uncertain and difficult to predict and may decrease the demand for the Company’s printed products, result in reduced pricing for its printing services and additional excess capacity in the printing industry, and adversely affect the results of the Company’s operations.

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

Integrated distribution with the USPS is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. In 2025, the USPS significantly reduced their service standards with the first phase of changes taking effect on April 1, 2025, and the second phase taking effect on July 1, 2025. In addition to the reduced service standards, the USPS also issued reduced service performance targets for 2025. Almost all letters and flats targets were reduced, some as much as 15% lower than 2024 targets (e.g., First Class Letters three to five day on time performance target was reduced from 90% down to 80%). The USPS, however, did not meet these reduced performance standards and targets, and has kept the performance targets for 2026 essentially in line with 2025, with only a few minor adjustments.

Federal statute requires the PRC to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC authorized a five year rate-making structure that provides the USPS with additional pricing flexibility over the Consumer Price Index (CPI) cap, which has resulted in a substantially altered rate structure for mailers. The revised rate authority that is effective as a result of the rules issued by the PRC includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. This will continue to lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage increases in its attempt to cover its costs.

Given the significant amount of concern that has been expressed by the mailing industry, in April 2024, the PRC opened a proceeding to start the next rate system review, which includes a phased approach of proposing changes to improve rate predictability. The USPS did not implement a Market Dominant product price increase for January 2025. However, the available rate authority was rolled forward and implemented in July 2025, at a level that significantly exceeded CPI. In September 2025, the USPS announced they would not increase prices on Market Dominant products in January 2026. Further, in January 2026, the PRC issued a final rule that restricts the USPS to one price change a year from 2026 to 2030. The Company believes the continued use of all available rate authority by the USPS will continue to increase the potential volume declines as rate predictability with respect to cost is no longer known for mailers. The result may be reduced demand for printed products as clients may move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers.

The USPS launched a new Marketing Mail Catalog promotion, which offers a 10% discount on postage for any mail pieces that meet the USPS definition of a catalog. The discount went into effect on October 1, 2025 and continues until June 30, 2026. Because the discount applies to the current rate, which is based on several years of biannual rate increases, including another increase in July 2025, the impact of the discount on catalog volume and revenue may be diminished. The PRC also refined some rules around work-share discounts that will keep these discounts more closely aligned with the costs avoided and provide incentives to co-mail and place product as far down the mail-stream as possible. Discounts are earned as a result of less handling of the mail, and therefore, lower costs for the USPS. As a result, the Company has made substantial investments in co-mailing technology and equipment to ensure clients benefit from these discounts. If the incentives to co-mail are decreased by USPS regulations, the overall cost to mail printed products will increase and may result in print volumes declining.

Rapid changes in technology affecting the marketing and advertising industry, including developments in artificial intelligence, may adversely affect the Company, and if the Company is unable to adapt its market offerings to effectively compete in this technology-driven environment, the Company’s ability to grow will be adversely affected.

Technology relevant to the Company’s marketing and advertising solutions continues to evolve at a rapid pace, including advancements in automation, data analytics, and artificial intelligence. The Company may not be able to accurately predict emerging trends, identify appropriate use cases, or make the technological adaptations or investments necessary to remain competitive. In addition, clients may not be willing to pay the same prices for content or services produced or supported through AI tools, which could adversely affect the Company’s pricing, revenue mix and profitability. The increased use of AI and automation within the Company’s operations may also result in the need to restructure or reduce certain staffing levels, which could result in severance or other related costs and create operational challenges during periods of transition. As regulatory activity related to the use of artificial intelligence and data-driven tools continues to increase in the United States and internationally, compliance with such requirements may impose additional operational burdens or limit the manner in which certain tools may be deployed. If the Company is unable to develop or acquire the technology, expertise and processes necessary to address these developments, to address the potential expenses associated with the use of AI tools, or to comply with evolving regulatory expectations, the Company’s business, client relationships, competitive position and operating results could be adversely affected.

The Company may be adversely affected by increases in its operating costs, including the cost and availability of raw materials (such as paper, ink components and other materials), inventory, parts for equipment, labor, fuel and other energy costs and freight rates, and the ability to pass along such increases to clients, which could adversely impact margins and/or demand.

The price of raw materials used by the Company has fluctuated over time and has caused fluctuations in the Company’s net sales and cost of sales. This volatility may continue and the Company may experience increases in the costs of its raw materials in the future as prices are expected to remain beyond its control.

The primary raw materials that the Company uses in its print business are paper, ink and energy. The price and availability of paper may also be adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper that are not usable by or as efficient for the Company in its operations (which a number of paper mills have done or are doing), transportation constraints; and tariffs and trade restrictions. The price and availability of ink and ink components may be adversely affected by similar factors, including the availability of component raw materials, labor and transportation, as well as tariffs and trade restrictions.

Due to the significance of paper in the Company’s print business, the Company is dependent on the availability of paper. In periods of high demand, certain paper grades have been in short supply, including grades used in the Company’s business. In addition, during periods of tight supply, many paper producers allocate shipments of paper based upon historical purchase levels of clients. The declining number of paper suppliers may cause certain paper grades to be in short supply or unavailable, and may cause paper prices to substantially increase.

Although historically the Company generally has not experienced significant difficulty in obtaining adequate quantities of paper, continued supplier consolidations, changes in United States import or trade regulations, reductions of graphic paper production capacity, or other developments in the overall paper markets could result in decreased supply and could adversely affect the Company’s revenues or profits. The Company may also be unable to resell waste paper or other by-products of printing process at favorable prices, which may adversely impact margins and profitability. Approximately half of the paper used by the Company is supplied directly by its clients. For those clients that do not directly supply their own paper, the Company generally includes price adjustment clauses in sales contracts for paper and other critical raw materials in the printing process. Although these clauses generally mitigate certain paper price risks, higher paper prices and reduced paper supplies, as well as availability and changes in the United States import or trade regulations, may have an affect on client demand for printed products.

The Company is dependent upon the vendors within its supply chain to maintain a steady supply of inventory, equipment parts and other materials. Many of the Company’s products are dependent upon a limited number of vendors, and the price and availability of inventory, parts and other materials, such as printing plates, could be adversely affected by supply-chain disruptions; labor pressures; tariffs, anti-dumping duties, and trade restrictions; distribution challenges; and macroeconomic conditions. Under current market conditions, it is possible that one or more of the Company’s vendors will be unable to fulfill their obligations due to financial hardship, liquidity issues or other operational pressures.

Labor represents a significant component of the Company’s cost structure. Increases in wages, salaries and the cost of medical, dental, workers’ compensation, pension and other post-retirement benefits have in the past impacted and may continue to impact the Company’s financial performance. Changes in interest rates, investment returns or the regulatory environment may impact the Company’s required contributions and the solvency of its pension plan. The Company may be unable to achieve labor productivity targets or retain employees, or labor may not be adequately available in locations in which the Company operates, which could negatively impact the Company’s financial performance.

Freight, fuel and energy costs may fluctuate significantly in response to global economic conditions, geopolitical tensions and supply-chain constraints, and increases in these items could adversely impact the Company’s margins and results. If the Company passes along increases in the cost of freight, fuel and energy, and the price of the

Company’s products and services increases as a result, client demand could be adversely affected, and thereby, in turn, negatively impact the Company’s financial performance.

If the Company is unable to continue to pass along increases in the cost of paper to its clients, future increases in paper costs would adversely affect its margins and profits. Similar challenges may arise with respect to increases in ink, labor, energy, freight and other operating costs. The Company may not be able to fully pass on to clients the impact of higher supply-chain prices or higher electric and natural-gas energy prices on its manufacturing costs, and increases in these items would adversely impact the Company’s margins and financial performance. If the Company does succeed in passing along such increases, the resulting higher prices for the Company’s products and services may reduce client demand, which could also adversely affect the Company’s results of operations.

Macroeconomic conditions could have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations.

Macroeconomic conditions, including elevated interest rates, postal rate increases, tariffs, trade restrictions, cost pressures and the price and availability of paper, have had, and may continue to have, a negative impact on the Company’s business, financial condition, cash flows and results of operations. For instance, throughout 2024 and 2025, the Company was negatively impacted by elevated interest rates, volatility in the price and availability of paper, and postage rate increases, along with the previously described industry challenges.

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

The Company may not be able to fully mitigate the negative impact of continued elevated costs, tariffs and trade restrictions through price increases. Continuing or worsening inflation and/or tariffs and trade restrictions may have a material adverse impact on the Company’s business, financial condition, cash flows and/or results of operations.

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

The Company and its clients are subject to various United States and foreign cybersecurity laws, which require the Company to maintain adequate protections for electronically held information. The Company may not be able to anticipate techniques used to gain access to the Company’s systems or facilities, the systems of the Company’s clients or vendors, or implement adequate prevention measures. Moreover, unauthorized parties may attempt to access the Company’s systems or facilities, or the systems of the Company’s clients or vendors, through fraud or deception. Cyber threats continue to evolve rapidly, including through the use of artificial intelligence to automate or enhance attacks, and the Company’s reliance on third-party service providers and cloud-based platforms increases its exposure to supply-chain vulnerabilities. In the event and to the extent that a data breach, ransomware attack or other cyber incident occurs, such breach could have an adverse effect on the Company’s business and results of operations. Complying with these various laws could cause the Company to incur substantial costs or require changes to the Company’s business practices in a manner adverse to the Company’s business, including through business interruption, loss or corruption of data, or damage to client relationships.

Complying with these federal, state, and international laws relating to cybersecurity may cause the Company to incur substantial costs or require changes to the Company’s business practices and information security controls in a manner adverse to the Company’s business. In addition, regulatory and client scrutiny of cybersecurity practices and incident-reporting obligations has increased, including enhanced oversight, governance and notification requirements, which may result in additional compliance requirements or expenditures, operational burdens, or penalties in the event of a cyber incident.

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

Approximately 1,100 of the Company’s United States and international employees are covered by an industry wide agreement, a collective bargaining agreement or through a works council or similar arrangement. While the Company believes its employee relations are good and that the Company maintains an employee-centric culture, any material disruption in operations resulting from labor disputes, a strike or other forms of labor protest affecting the Company’s United States or international plants, distribution centers or other facilities in the future could materially disrupt the Company’s operations and result in an adverse impact on its financial condition, results of operations and cash flows, which could force the Company to reassess its strategic alternatives involving certain of its operations.

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

The Company may pursue acquisitions of, investment opportunities in, or other significant transactions with, companies that are complementary to the Company’s business, as well as divestitures of businesses, product lines or other assets. In order to pursue this strategy successfully, the Company must identify attractive acquisition or investment opportunities, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. The Company may not be able to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if the Company identifies and completes suitable corporate transactions, the Company may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: failure to achieve all or any projected synergies, performance targets or other anticipated benefits of the acquisition or investment; failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; substantial unanticipated integration costs; loss of key employees, including those of an acquired business; diversion of management’s attention from other business concerns; failure to retain the clients of the acquired business; additional debt and/or assumption of known or unknown liabilities; potential dilutive issuances of equity securities; and a write-off of goodwill, client lists, other intangibles and amortization of expenses. If the Company fails to successfully integrate an acquisition, the Company may not realize all or any of the anticipated benefits of the acquisition, and the Company’s future results of operations could be adversely affected.

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

Net sales from the Company’s wholly-owned subsidiaries outside of the United States accounted for approximately 8% and 13% of its consolidated net sales for the years ended December 31, 2025 and 2024, respectively.

As a result, the Company is subject to the risks inherent in conducting business outside of the United States, including, but not limited to: the impact of economic and political instability; tariffs and other trade barriers, the magnitude and extent of which can be volatile and uncertain; trade restrictions and economic embargoes by the United States or other countries; foreign-currency exchange rates, devaluation and conversion restrictions; exchange control regulations and other limits on the Company’s ability to import raw materials or finished product; health concerns regarding infectious diseases; adverse weather or natural disasters; social unrest, acts of terrorism, force majeure, war or other armed conflicts; inflation and fluctuations in interest rates; language barriers; difficulties in staffing, training, employee retention and managing international operations; logistical and communications challenges; differing local business practices and cultural considerations; restrictions on the ability to repatriate funds; foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources; longer accounts receivable payment cycles; potential adverse tax consequences; and being subject to different legal and regulatory regimes that may preclude or make more costly certain initiatives or the implementation of certain elements of its business strategy.

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

On April 28, 2014, and as last amended on August 20, 2025, the Company entered into a senior secured credit facility (the “Senior Secured Credit Facility,”) which currently includes two different loan facilities: a $357.7 million Term Loan A and a $339.6 million revolving credit facility. As a result of an amendment to the Senior Secured Credit Facility, the Term Loan A and revolving credit facility were both broken into two separate maturity dates. Borrowing from lenders who elected to not extend the maturity date, will mature on November 2, 2026, whereas borrowing from lenders who elected to extend the maturity date, will mature on October 18, 2029. As of December 31, 2025, the borrowings outstanding under the Senior Secured Credit Facility were $357.7 million.

The Company’s various lending arrangements include certain financial covenants. In addition to the financial covenants, the debt facilities also include certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock. As of December 31, 2025, the Company was in compliance with all financial covenants in its debt agreements. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

The Company may be adversely affected by interest rates, particularly floating interest rates, and foreign exchange rates.

A significant portion of the Company’s borrowings are subject to variable interest rates. Increases in benchmark interest rates or widening credit spreads could increase the Company’s borrowing costs and adversely affect its financial condition.

From time-to-time, the Company enters into interest rate swap, collar, or other hedging contracts to reduce the variability of cash flows associated with interest payments on a portion of its variable-rate debt. These arrangements are intended to mitigate exposure to changes in short-term interest rates; however, they may not fully offset the impact of rate fluctuations, may expose the Company to additional counterparty risk, and could result in financial losses.

Because a portion of the Company’s operations are outside of the United States, significant revenues and expenses are denominated in local currencies. Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, fluctuations in such rates may affect the translation of these results into the Company’s consolidated financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign exchange forward contracts to hedge the currency risk. There can be no assurance, however, that the Company’s efforts at hedging will be successful. There is always a possibility that attempts to hedge currency risks will lead to greater losses than predicted. In addition, the Company may be exposed to currency-exchange risks in connection with the repatriation of cash from its non-United States subsidiaries, and unfavorable currency movements or restrictions on the transfer of funds could adversely affect the amount of cash available for use in the United States.

The Company’s revenue, operating income and cash flows are subject to cyclical and seasonal variations.

The Company’s business is seasonal, with the Company recognizing the majority of its operating income in the second half of the calendar year, primarily as a result of the increased direct mail, catalogs and retail inserts volume from back-to-school and holiday-related advertising and promotions. The fourth quarter is typically the highest seasonal quarter for cash flows from operating activities and Free Cash Flow due to the reduction of working capital requirements that reach peak levels during the third quarter. If the Company does not successfully manage the increased workflow, necessary increases in paper and ink inventory, production capacity flows and other business elements during these high seasons of activity, this seasonality could adversely affect the Company’s cash flows and results of operations.

An other than temporary decline in operating results and enterprise value could lead to non-cash impairment charges due to the impairment of property, plant and equipment, goodwill and other intangible assets.

The Company has a material amount of property, plant, equipment, goodwill and other intangible assets on its balance sheet, due in part to acquisitions. As of December 31, 2025, the Company had the following long-lived assets on its consolidated balance sheet included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K: (a) property, plant and equipment of $461.6 million; (b) goodwill of $107.6 million; and (c) other intangible assets, primarily representing the value of customer relationships acquired, of $13.7 million.

As of December 31, 2025, these assets represented approximately 47% of the Company’s total assets. The Company assesses impairment of property, plant and equipment, goodwill and other intangible assets based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. A decline in expected profitability, significant negative industry or economic trends, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, divestitures and discontinued operations may adversely impact the assumptions used in the valuations. As a result, the recoverability of these assets could be called into question, and the Company could be required to write down or write off these assets. Such an occurrence could have a material adverse effect on the Company’s results of operations and financial position.

The Company may not be able to utilize deferred tax assets to offset future taxable income.

As of December 31, 2025, the Company had deferred tax assets, net of valuation allowances, of $57.5 million. The Company expects to utilize the deferred tax assets to reduce consolidated income tax liabilities in future taxable years. However, the Company may not be able to fully utilize the deferred tax assets if its future taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, the Company may be required to record a valuation allowance against the deferred tax assets if the Company believes it is unable to utilize them, which would have an adverse effect on the Company’s results of operations and financial position.

The Company has liabilities with respect to defined benefit pension plans that could cause the Company to incur additional costs.

As a result of the 2010 acquisition of World Color Press, the Company assumed frozen single employer defined benefit pension plans for certain of its employees in the United States. The majority of the plans’ assets are held in North American and global equity securities and debt securities. The asset allocation as of December 31, 2025, was approximately 22% equity securities and 78% debt securities.

As of December 31, 2025, the Company had underfunded pension liabilities of $22.6 million for single employer defined benefit plans in the United States. Under current United States pension law, pension funding deficits are generally required to be funded over a seven-year period. These pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan investment performance, pension legislation and other factors. Declines in global debt and equity markets would increase the Company’s potential pension funding obligations. Any significant increase in the Company’s required contributions could have a material adverse impact on its business, financial condition, results of operations and cash flows.

In addition to the single employer defined benefit plans described above, the Company has previously participated in multiemployer pension plans (“MEPPs”) in the United States, including the Graphic Communications International Union - Employer Retirement Fund (“GCIU”). Prior to the acquisition of World Color Press by the Company, World Color Press received notice that certain plans in which it participated were in critical status, as defined in Section 432 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a result, the Company could have been subject to increased contribution rates associated with these plans or other MEPPs suffering from declines in their funding levels. Due to the significantly underfunded status of the United States multiemployer plans and the potential increased contribution rates, the Company withdrew from participation in multiemployer plans and has replaced these pension benefits with a Company-sponsored “pay as you go” defined contribution plan, which is historically the form of retirement benefit provided to the Company’s employees. As of December 31, 2025, the Company has recorded in its financial statements a pre-tax withdrawal liability for the GCIU plan of $19.3 million in the aggregate. The Company is scheduled to make payments to the GCIU until April 2032.

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

The Company, its offerings and its facilities are subject to various consumer protection, safety and privacy laws and regulations, and will become subject to additional laws and regulations in the future. If the Company’s efforts to comply with such laws or protect the security of information are unsuccessful, any failure may subject the Company to material liability, require it to incur material costs or otherwise adversely affect its results of operations as a result of compliance with such laws, costly enforcement actions and private litigation.

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

The conduct of the Company’s businesses is subject to various laws and regulations administered by federal, state and local government agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which the Company operates. These laws and regulations and interpretations thereof, and enforcement priorities may change, sometimes dramatically, as a result of political, economic or social events, such as the election of the new administration or changes in the makeup of legislative bodies. Such regulatory environment changes may include changes in taxation requirements, accounting and disclosure standards, immigration laws and policy, environmental laws, trade policy, and requirements of United States and foreign occupational health and safety laws. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which the Company does business, and therefore, may impact its results or increase its costs or liabilities. In particular, several states, including California, have adopted or are in the process of implementing new climate- and emissions-related reporting obligations, which require certain companies doing business in the state to disclose greenhouse gas emissions and climate-related financial risks. Compliance with these or similar requirements may increase the Company’s reporting and data-collection burdens, and clients subject to such rules may also require additional information from the Company.

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

Various laws and regulations addressing climate change have been and/or are being considered at the federal and state levels. Proposals under consideration include requiring climate- and emissions-related disclosures and limitations on the amount of greenhouse gas that can be emitted together with systems of trading allowed emissions capacities. The impacts of such proposals may require the Company to implement additional processes, systems or controls, or to take other measures that could have a material adverse impact on the Company’s financial condition and results of operations.

If QuadMed, a wholly-owned subsidiary of the Company, fails to comply with applicable healthcare laws and regulations, the Company could face substantial penalties, and its business, reputation, operations, prospects and financial condition, and those of its subsidiary, could be adversely affected.

QuadMed provides employer-sponsored healthcare solutions in the United States to employers of all sizes, including the Company and other private and public-sector companies. These solutions include, but are not limited to, on-site and near-site health centers, occupational health services, telemedicine, behavioral health and counseling services, and health and wellness programs. The healthcare industry is heavily regulated, constantly evolving and subject to significant change and fluctuation. The United States federal and state healthcare laws and regulations that impact the QuadMed subsidiary business include, among others, those: (a) regarding privacy, security and transmission of individually identifiable health information; (b) prohibiting, among other things, soliciting, receiving or providing remuneration to induce the referral of an individual for an item or service or the purchasing or ordering of an item or service for which payment may be made under healthcare programs; (c) prohibiting, among other things, knowingly presenting or causing to be presented claims for payment from third-party payors that are false or fraudulent; and (d) prohibiting the corporate practice of medicine. Emerging rules addressing cyber incident reporting and data protection may materially expand QuadMed’s compliance obligations. Failure to comply with these or other healthcare requirements could result in significant penalties, investigations, service disruptions, contractual liabilities or reputational harm, any of which could adversely affect QuadMed’s results of operations.

Risks Relating to Quad’s Common Stock

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

The Company’s outstanding stock is divided into two classes of common stock: class A common stock (“class A stock”) and class B common stock (“class B stock”). The class B stock has ten votes per share on all matters and the class A stock is entitled to one vote per share. As of February 6, 2026, the class B stock constitutes approximately 78% of the Company’s total voting power. As a result, holders of class B stock are able to exercise a controlling influence over the Company’s business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions. All of the class B stock is owned by certain members of the Quadracci family or trusts for their benefit, whose interests may differ from the interests of the holders of class A stock.

As of February 6, 2026, approximately 93% of the outstanding class B stock was held of record by the Quad Voting Trust, and that constitutes approximately 72% of the Company’s total voting power. The trustees of the Quad Voting Trust have the authority to vote the stock held by the Quad Voting Trust. Accordingly, the trustees of the Quad Voting Trust are able to exercise a controlling influence over the Company’s business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into corporate transactions.

Furthermore, in response to recent public focus on dual class capital structures, certain stock index providers have or are implementing limitations on the inclusion of dual class share structures in their indices and certain institutional shareholder advisory firms have or are updating their voting guidelines to generally withhold support for directors of companies with dual class voting rights. If these restrictions increase or these guidelines are followed, they may impact who buys and holds, and liquidity of, the Company’s stock.

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

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

Item 2.    Properties

Quad’s corporate office is located in Sussex, Wisconsin. The Company owned or leased 71 facilities located in 10 countries including manufacturing operations, warehouses and office space totaling approximately 14,014,000 square feet, of which approximately 9,700,000 is owned space and approximately 4,314,000 is leased space as of December 31, 2025.

Within the United States Print and Related Services segment, the Company operated 28 owned or leased manufacturing facilities, encompassing approximately 12,184,000 square feet as of December 31, 2025. Within the International segment, the Company operated 5 owned or leased manufacturing facilities, encompassing approximately 843,000 square feet as of December 31, 2025. The following table lists the Company’s operating locations with manufacturing facilities totaling over 500,000 square feet as of December 31, 2025:

Locations	Square Feet	Property Type	Segment
Lomira, Wisconsin, United States	2,174,000	Owned	United States Print and Related Services
Martinsburg, West Virginia, United States	1,740,000	Owned	United States Print and Related Services
Sussex, Wisconsin, United States	1,717,000	Owned	United States Print and Related Services
Hartford, Wisconsin, United States	1,682,000	Owned	United States Print and Related Services
West Allis, Wisconsin, United States	913,000	Leased	United States Print and Related Services
The Rock, Georgia, United States (1)	797,000	Owned	United States Print and Related Services
______________________________
(1)The Rock, Georgia facility was announced for closure on December 16, 2025.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock and Dividends

Quad’s authorized capital stock consists of 105.0 million shares of class A stock, 80.0 million shares of class B stock, 20.0 million shares of class C common stock and 0.5 million shares of preferred stock. The Company’s outstanding capital stock as of December 31, 2025, consisted of 37.6 million shares of class A stock, 13.3 million shares of class B stock and no shares of class C common stock or preferred stock. As of February 6, 2026, there were 1,843 record holders of the class A stock and 22 record holders of the class B stock.

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

Pursuant to the Company’s Articles of Incorporation, each outstanding class of common stock has equal rights with respect to cash dividends. Pursuant to the Company’s debt facilities, the Company is subject to limitations on dividends and repurchases of capital stock. If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, as defined in the Company’s Senior Secured Credit Facility, last amended on August 20, 2025, (see Note 10. “Debt,” for more details on the amendment), the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00, but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions.

Securities Authorized For Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Information about the Company’s repurchases of its class A common stock during the three months ended December 31, 2025, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2025 to October 31, 2025	—	—	—	$69,729,540
November 1, 2025 to November 30, 2025	46,268	5.30	46,268	69,482,744
December 1, 2025 to December 31, 2025	—	—	—	69,482,744
Total	46,268		46,268
______________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were 1,485,803 shares of the Company’s class A stock repurchased during the year ended December 31, 2025. There were no shares repurchased during the year ended December 31, 2024. As of December 31, 2025, there were $69.5 million of authorized repurchases remaining under the program.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with Quad’s audited consolidated financial statements for each of the two years in the period ended December 31, 2025, including the notes thereto, included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Cautionary Statement Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors,” included earlier within this Annual Report on Form 10-K.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for the year ended December 31, 2025, to the year ended December 31, 2024. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Company's European operations, which were sold on February 28, 2025, and the acquisition of the Enru co-mail assets, which were acquired on April 1, 2025. The results of operations of the divested operations are included in the Company’s consolidated results until the date of disposition and the results of operations of the acquired operations are included in the Company’s consolidated results from the date of acquisition. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

For a full description of the Company’s business, refer to Part I, Item 1, “Business,” of this Annual Report on Form 10-K.

The Company’s operating and reportable segments are aligned with how the chief operating decision maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category, are summarized below.

The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations, managed as one integrated platform, and marketing and other complementary services. The printing operations include print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, custom print products, as well as other commercial and specialty printed products, along with global paper procurement and the manufacture of ink. Marketing and other complementary services include data intelligence and analytics, technology solutions, media planning, placement and optimization, creative strategy and content creation, as well as execution in non-print channels (e.g., digital and broadcast). This segment also includes medical services. The United States Print and Related Services segment accounted for approximately 92% and 87% of the Company’s consolidated net sales during the years ended December 31, 2025 and 2024, respectively.

The International segment consists of the Company’s printing operations in Latin America, including operations in Colombia, Mexico and Peru, as well as operations in Europe, including operations in England, France, Germany and Poland, until the European operations were sold on February 28, 2025. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 8% and 13% of the Company’s consolidated net sales during the years ended December 31, 2025 and 2024, respectively.

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

Key Performance Metrics Overview

The Company’s management believes the ability to generate net sales growth, profit increases and positive cash flow, while maintaining the appropriate level of debt, are key indicators of the successful execution of the Company’s business strategy and will increase shareholder value. The Company uses period-over-period net sales growth, EBITDA, EBITDA margin, net cash provided by operating activities, Free Cash Flow and Net Debt Leverage Ratio as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin, Free Cash Flow and Net Debt Leverage Ratio are non-GAAP financial measures (see the definitions of EBITDA, EBITDA margin and the reconciliation of net earnings (loss) to EBITDA in the “Results of Operations” section below, and see the definitions of Free Cash Flow and Net Debt Leverage Ratio, the reconciliation of net cash provided by operating activities to Free Cash Flow, and the calculation of Net Debt Leverage Ratio in the “Liquidity and Capital Resources” section below).

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

Net Debt Leverage Ratio. The Company uses the Net Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Net Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business, and accordingly, to quantify our ability to strengthen the balance sheet through debt and pension liability reduction, for strategic capital allocation and deployment through investments in the business (capital expenditures, acquisitions and strategic investments), and for returning capital to the shareholders (dividends and share repurchases). The Company’s priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Net Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

The Company remains disciplined with its net debt leverage. The Company’s consolidated debt and finance lease obligations decreased by $8.0 million during the year ended December 31, 2025. The Company primarily used cash provided by operating activities and proceeds from the sales of property, plant and equipment to fund purchases of property, plant and equipment, the Enru co-mail asset acquisition, the return of capital to shareholders through cash dividends and share repurchases and the reduction of debt.

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

Integrated distribution with the USPS is an important component of the Company’s business. Any material change in the current service levels provided by the postal service could impact the demand that clients have for print services. In 2025, the USPS significantly reduced their service standards with the first phase of changes taking effect on April 1, 2025, and the second phase took effect July 1, 2025. In addition to the reduced service standards, the USPS also issued reduced service performance targets for 2025. Almost all letters and flats targets were reduced, some as much as 15% lower than 2024 targets (i.e., First Class Letters three to five day on time performance target was reduced from 90% down to 80%). The USPS, however, did not meet these reduced performance standards and targets, and has kept the performance targets for 2026 essentially in line with 2025, with a few minor adjustments.

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

Federal statute requires the Postal Regulatory Commission (PRC), to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC authorized a five year rate-making structure that provides the USPS with additional pricing flexibility over the Consumer Price Index (“CPI”) cap, which has resulted in a substantially altered rate structure for mailers. The revised rate authority that is effective as a result of the rules issued by the PRC, includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. This will continue to lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage increases in its attempt to cover its cost.

Given the significant amount of concern that has been expressed by the mailing industry, in April 2024, the PRC opened a proceeding to start the next rate system review, which includes a phased approach of proposing changes to improve rate predictability. The USPS did not implement a Market Dominant product price increase for January 2025. However, the available rate authority was rolled forward to July 2025, where approximately 8% postage increases were implemented and significantly exceeded CPI. In September 2025, the USPS announced they would not increase prices on Market Dominant products in January 2026. On December 22, 2025, the USPS filed a petition with the PRC, requesting new rules on Market Dominate rates to either eliminate the price cap and give full rate authority to the Board of Governors, or if a price cap continues to be required, allow a rate reset with a conservative 22% banked authority for the USPS to use. This remains open and is unknown how the PRC will respond. The PRC did issue a final rule that restricts the USPS to one price change a year from 2026 to 2030. The PRC also refined some rules around work-share discounts that will keep these discounts more closely aligned with the costs avoided. The USPS launched a new Marketing Mail Catalog promotion, which offers a 10% discount on postage for any mail pieces that meet the USPS definition of a catalog. The discount went into effect on October 1, 2025 and continues until June 30, 2026. Because the discount applies to the current rate, which is based on several years of biannual rate increases, including another increase in July 2025, the impact of the discount on catalog volume and revenue may be diminished. However, the Company believes the continued use of all available rate authority by the USPS that significantly exceeds CPI, combined with lower service standards and the petition filed on December 22, 2025, clients will continue to reduce mail volumes and explore the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet, digital and mobile channels and other alternative media channels, in order to ensure that they stay within their expected postage budgets.

The Company has invested significantly in its mail preparation and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mail streams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients’ products to maximize efficiency, to enable on-time and consistent delivery and to partially reduce these costs. The PRC decision on once a year price increases is an important part of providing the mailing industry with additional rate stability. Additionally, the new requirements for the USPS to maintain the current work-share discounts more closely to the level of avoided costs, the Company believes is a good decision as this mail optimization capability is valuable to its clients. It is imperative that the PRC ensure that rates are affordable to the mailing industry.

The Company continues to face several other industry challenges that have been, and are expected to continue to, adversely impact the Company’s results of operations. The Company is closely monitoring the potential impacts of tariffs and recessionary pressures on its clients’ businesses that could impact their marketing spend, including print volumes. The Company continues to operate in an elevated interest rate environment, which is expected to continue through 2026. Additionally, the price and availability of paper has been, and may continue to be, adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper that are not usable by the Company in its operations (which a number of paper mills’ have done or are doing), and ability to transport paper produced; and tariffs and trade restrictions. Postal rate increases, along with the previously described industry challenges, have led to reduced demand for printed products and has caused clients to move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers. These challenges have, as needed, driven the Company to institute several cost saving measures through its restructuring program, including plant closures and headcount reductions. Through these cost saving measures and proceeds from asset sales, the Company has been able to maintain focus on its transformation into an MX company, with flexibility to invest into the growing business, as well as continuing to be advantageous in its efforts to return capital to shareholders and reduce debt. The Company is also dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from existing clients. The Company is unable to predict the full future impact these challenges will have on its business, financial condition, cash flows and results of operations, but expects them to continue into 2026.

Results of Operations for the Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024

Summary Results

The Company’s operating income, operating margin, net earnings (loss) (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings (loss) per share for the year ended December 31, 2025, changed from the year ended December 31, 2024, as follows (dollars in millions, except per share data):

	Operating Income	Operating Margin	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share
For the year ended December 31, 2024	$19.2	0.7%	$(50.9)	$(1.07)
Restructuring, impairment and transaction-related charges, net (1)	79.7	2.9%	59.8	1.27
Other operating income elements (2)	(1.9)	0.4%	(1.4)	(0.11)
Operating Income	97.0	4.0%	7.5	0.09
Interest expense (3)	N/A	N/A	10.5	0.26
Net pension (expense) income (4)	N/A	N/A	(11.1)	(0.22)
Income taxes (5)	N/A	N/A	20.1	0.41
For the year ended December 31, 2025	$97.0	4.0%	$27.0	$0.54
______________________________
(1)Restructuring, impairment and transaction-related charges, net decreased $79.7 million ($59.8 million, net of tax), to $21.8 million during the year ended December 31, 2025, and included the following:

a.A $4.4 million decrease in employee termination charges from $30.5 million during the year ended December 31, 2024, to $26.1 million during the year ended December 31, 2025;

b.A $67.4 million decrease in impairment charges from $74.9 million during the year ended December 31, 2024, to $7.5 million during the year ended December 31, 2025;

c.A $4.3 million increase in acquisition adjustments and transaction-related charges, net from $0.6 million during the year ended December 31, 2024, to $4.9 million during the year ended December 31, 2025;

d.A $2.5 million increase in integration-related charges from $0.4 million during the year ended December 31, 2024, to $2.9 million during the year ended December 31, 2025; and

e.A $6.1 million increase in various other restructuring income, net from $3.7 million during the year ended December 31, 2024, to $9.8 million during the year ended December 31, 2025.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements increased $1.9 million ($1.4 million, net of tax) primarily due to the following: (1) a $30.9 million decrease in selling, general and administrative expenses; (2) a $23.9 million decrease in depreciation and amortization expense; (3) impacts from improved manufacturing productivity; and (4) savings from other cost reduction initiatives, partially offset by the impact from lower print volume and service net sales, and increased investments in innovation offerings to drive future net sales growth.

(3)Interest expense decreased $14.0 million ($10.5 million, net of tax) during the year ended December 31, 2025, to $50.5 million. This change was due to lower average debt levels, lower weighted average interest rate on borrowings, and a $0.5 million decrease in interest expense related to the interest rate swap during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

(4)Net pension expense increased $14.8 million ($11.1 million, net of tax) during the year ended December 31, 2025, from $0.8 million of income to $14.0 million of expense. This was due to a $12.8 million settlement charge from defined benefit pension plan annuitization and a $3.7 million decrease from the expected long-term return on pension plan assets, partially offset by a $1.7 million decrease from interest cost on pension plan liabilities.

(5)The $20.1 million decrease in income tax expense as calculated in the following table is primarily due to the following: (1) a $15.5 million decrease from valuation allowance reserves; (2) an $8.7 million decrease from non-deductible impairments charges related to the European operations in 2024; and (3) a $3.6 million outside tax basis difference in its European operations that were sold in 2025. These decreases were partially offset by a $5.5 million increase in the Company’s liability for audit assessments and unrecognized tax benefits and a $2.1 million increase from the impact of foreign branches.

	Year Ended December 31,
	2025	2024	$ Change
	(dollars in millions)
Earnings (loss) before income taxes	$32.5	$(44.5)	$77.0
Normalized tax rate	25.0%	25.0%
Income tax expense (benefit) at normalized tax rate	8.1	(11.1)	19.2

Less: Income tax expense from the consolidated statements of operations	5.5	6.4	(0.9)

Impact of income taxes	$(2.6)	$17.5	$(20.1)

Operating Results

The following table sets forth certain information from the Company’s consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Year Ended December 31,
	2025	% of Net Sales	2024	% of Net Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$1,891.3	78.2%	$2,099.2	78.6%	$(207.9)	(9.9)%
Services	528.6	21.8%	573.0	21.4%	(44.4)	(7.7)%
Total net sales	2,419.9	100.0%	2,672.2	100.0%	(252.3)	(9.4)%
Cost of sales:
Products	1,563.7	64.6%	1,736.4	65.0%	(172.7)	(9.9)%
Services	332.9	13.8%	355.8	13.3%	(22.9)	(6.4)%
Total cost of sales	1,896.6	78.4%	2,092.2	78.3%	(195.6)	(9.3)%
Selling, general & administrative expenses	325.9	13.5%	356.8	13.4%	(30.9)	(8.7)%
Depreciation and amortization	78.6	3.2%	102.5	3.8%	(23.9)	(23.3)%
Restructuring, impairment and transaction-related charges, net	21.8	0.9%	101.5	3.8%	(79.7)	(78.5)%
Total operating expenses	2,322.9	96.0%	2,653.0	99.3%	(330.1)	(12.4)%
Operating income	$97.0	4.0%	$19.2	0.7%	$77.8	nm

Net Sales

Product sales decreased $207.9 million, or 9.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following: (1) a $120.5 million decrease in paper sales, of which $52.9 million is a result of the sale of the European operations on February 28, 2025; (2) an $83.9 million decrease in product sales, primarily from lower print product volumes, of which $62.3 million is a result of the sale of the European operations; and (3) $3.5 million in unfavorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $44.4 million, or 7.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $37.9 million decrease in logistics sales, of which $13.5 million is a result of the sale of the European operations, and a $6.5 million net decrease in marketing services and medical services, of which $2.1 million is a result of the sale of the European operations.

Cost of Sales

Cost of product sales decreased $172.7 million, or 9.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following: (1) a decrease in paper costs due to the decrease in paper sales; (2) impacts from improved manufacturing productivity; and (3) other cost reduction initiatives.

Cost of service sales decreased $22.9 million, or 6.4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the impact from decreased freight volumes and lower marketing services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $30.9 million, or 8.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to (1) $18.6 million in lower employee-related costs; (2) a $10.7 million increase in favorable foreign exchange impacts; and (3) savings from other cost reduction initiatives, partially offset by a $4.1 million gain on the sale of an investment in 2024 that did not reoccur in 2025. Selling, general and administrative expenses as a percentage of net sales increased from 13.4% for the year ended December 31, 2024, to 13.5% for the year ended December 31, 2025.

Depreciation and Amortization

Depreciation and amortization decreased $23.9 million, or 23.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to a $12.3 million decrease in amortization expense, primarily from intangible assets becoming fully amortized over the past year and a $11.6 million decrease in depreciation expense, primarily due to impacts from plant closures and from property, plant and equipment becoming fully depreciated over the past year.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net decreased $79.7 million, or 78.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following:

	Year Ended December 31,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$26.1	$30.5	$(4.4)
Impairment charges (a)	7.5	74.9	(67.4)
Acquisition adjustments and transaction-related charges, net	(4.9)	(0.6)	(4.3)
Integration costs	2.9	0.4	2.5
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	7.4	14.2	(6.8)
Equipment and infrastructure removal costs	1.5	1.6	(0.1)
Gains on the sale of facilities (b)	(19.6)	(20.5)	0.9
Loss on the sale of a business (c)	0.5	—	0.5
Other restructuring activities	0.4	1.0	(0.6)
Other restructuring income, net	(9.8)	(3.7)	(6.1)
Total restructuring, impairment and transaction-related charges, net	$21.8	$101.5	$(79.7)
______________________________
(a)Includes $7.5 million and $74.9 million of impairment charges during the years ended December 31, 2025 and 2024, respectively, which consisted of the following: (1) $57.6 million of impairment to reduce the carrying value of the majority of the European operations to fair value, including $41.6 million for foreign currency translation adjustments and $16.0 million for property, plant and equipment in 2024; (2) $3.8 million and $14.2 million during the years ended December 31, 2025 and 2024, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities; (3) $3.0 million for software licensing and related implementation costs from a terminated project in 2025; (4) $0.5 million for property in 2025; and (5) $0.2 million and $3.1 million during the years ended December 31, 2025 and 2024, respectively, for operating lease right-of-use assets.
(b)Includes the following: (1) an $11.7 million gain on the sale of an ancillary building in Sussex, Wisconsin; (2) a $4.3 million gain on the sale of the West Sacramento, California facility; and (3) a $3.6 million gain on the sale of the Greenville, Michigan facility during the year ended December 31, 2025, and a $20.5 million gain on the sale of the Saratoga Springs, New York facility during the year ended December 31, 2024.
(c)Includes a $0.5 million loss on the sale of the European operations during the year ended December 31, 2025.

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

EBITDA and EBITDA margin for the year ended December 31, 2025, compared to the year ended December 31, 2024, were as follows:

	Year Ended December 31,
	2025	% of Net Sales	2024	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$161.6	6.7%	$122.5	4.6%

EBITDA increased $39.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to $79.7 million of decreased restructuring, impairment and transaction-related charges and impacts from improved manufacturing productivity, partially offset by the impact of lower net sales and increased investments in innovation offerings to drive future net sales growth.

A reconciliation of EBITDA to net earnings (loss) for the years ended December 31, 2025 and 2024, was as follows:

	Year Ended December 31,
	2025	2024
	(dollars in millions)
Net earnings (loss) (1)	$27.0	$(50.9)
Interest expense	50.5	64.5
Income tax expense	5.5	6.4
Depreciation and amortization	78.6	102.5
EBITDA (non-GAAP)	$161.6	$122.5
______________________________
(1)Net earnings (loss) included the following:
a.Restructuring, impairment and transaction-related charges, net of $21.8 million and $101.5 million for the years ended December 31, 2025 and 2024, respectively.
b.Settlement charge from defined benefit pension plan annuitization of $12.8 million for the year ended December 31, 2025.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$1,688.7	$1,775.0	$(86.3)	(4.9)%
Services	525.7	554.5	(28.8)	(5.2)%
Operating income (including restructuring, impairment and transaction-related charges, net)	131.7	112.8	18.9	16.8%
Operating margin	5.9%	4.8%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$25.1	$42.8	$(17.7)	(41.4)%

Net Sales

Product sales for the United States Print and Related Services segment decreased $86.3 million, or 4.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $58.0 million decrease in paper sales and a $28.3 million decrease in product sales, primarily from lower print product volumes.

Service sales for the United States Print and Related Services segment decreased $28.8 million, or 5.2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $24.4 million decrease in logistics sales from lower print volumes and a $4.4 million decrease in marketing services and medical services.

Operating Income

Operating income for the United States Print and Related Services segment increased $18.9 million, or 16.8%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following: (1) an $18.1 million decrease in depreciation and amortization expense; (2) a $17.7 million decrease in restructuring, impairment and transaction-related charges, net; and (3) impacts from improved manufacturing productivity, partially offset by the impact from decreased logistics and marketing services sales and increased investments in innovation offerings to drive future net sales growth.

The operating margin for the United States Print and Related Services segment increased to 5.9% for the year ended December 31, 2025, from 4.8% for the year ended December 31, 2024, primarily due to the reasons provided above.
Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the United States Print and Related Services segment decreased $17.7 million, or 41.4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following:

	Year Ended December 31,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$25.5	$29.8	$(4.3)
Impairment charges (a)	7.5	17.1	(9.6)
Integration costs	2.9	0.4	2.5
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	7.1	14.2	(7.1)
Equipment and infrastructure removal costs	1.5	1.6	(0.1)
Gains on the sale of facilities (b)	(19.6)	(20.5)	0.9
Other restructuring activities	0.2	0.2	—
Other restructuring income, net	(10.8)	(4.5)	(6.3)
Total restructuring, impairment and transaction-related charges, net	$25.1	$42.8	$(17.7)
______________________________
(a)Includes $7.5 million and $17.1 million of impairment charges during the years ended December 31, 2025 and 2024, respectively, which consisted of the following: (1) $3.8 million and $14.0 million, respectively, for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities; (2) $3.0 million for software licensing and related implementation costs from a terminated project in 2025; (3) $0.5 million for property in 2025; and (4) $0.2 million and $3.1 million, respectively, for operating lease right-of-use assets.
(b)Includes the following: (1) an $11.7 million gain on the sale of an ancillary building in Sussex, Wisconsin; (2) a $4.3 million gain on the sale of the West Sacramento, California facility; and (3) a $3.6 million gain on the sale of the Greenville, Michigan facility during the year ended December 31, 2025, and a $20.5 million gain on the sale of the Saratoga Springs, New York facility during the year ended December 31, 2024.

International

The following table summarizes net sales, operating income (loss), operating margin, and certain items impacting comparability within the International segment:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$202.6	$324.2	$(121.6)	(37.5)%
Services	2.9	18.5	(15.6)	(84.3)%
Operating income (loss) (including restructuring, impairment and transaction-related charges, net)	7.9	(45.7)	53.6	(117.3)%
Operating margin	3.8%	(13.3)%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$3.9	$61.9	$(58.0)	(93.7)%

Net Sales

Product sales for the International segment decreased $121.6 million, or 37.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following:(1) a $62.5 million decrease in paper sales, of which $52.9 million is a result of the sale of the European operations; (2) a $55.6 million decrease in product sales, which is net of a $62.3 million decrease as a result of the sale of the European operations; and (3) $3.5 million in unfavorable foreign exchange impacts, primarily in Mexico.

Service sales for the International segment decreased $15.6 million, or 84.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $13.5 million decrease in logistics sales and $2.1 million decrease in marketing service sales, both as a result of the sale of the European operations.

Operating Income (Loss)

Operating income (loss) for the International segment increased $53.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $58.0 million decrease in restructuring, impairment and transaction-related charges, net and a $5.9 million decrease in depreciation and amortization; partially offset by a $10.3 million decrease in operating income, primarily as a result of the sale of the European operations.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the International segment decreased $58.0 million, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following:

	Year Ended December 31,
	2025	2024	$ Change
	(dollars in millions)
Employee termination charges	$0.6	$0.7	$(0.1)
Impairment charges (a)	—	57.8	(57.8)
Acquisition adjustments and transaction-related charges, net	2.3	2.6	(0.3)
Other restructuring charges (b)	1.0	0.8	0.2
Total restructuring, impairment and transaction-related charges, net	$3.9	$61.9	$(58.0)
______________________________
(a)Includes $57.8 million of impairment charges during the year ended December 31, 2024, which consisted of $57.6 million of impairment charges to reduce the carrying value of the majority of the European operations to fair value, including $41.6 million for foreign currency translation adjustments and $16.0 million for property, plant and equipment, and $0.2 million for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.
(b)Includes a $0.5 million loss on the sale of the European operations during the year ended December 31, 2025.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges, net)	$42.6	$47.9	$(5.3)	(11.1)%
Restructuring, impairment and transaction-related charges, net	(7.2)	(3.2)	(4.0)	125.0%

Operating Expenses

Corporate operating expenses decreased $5.3 million, or 11.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $4.0 million increase in income from restructuring, impairment and transaction-related charges, net, and a $1.9 million decrease in employee-related costs.

Restructuring, Impairment and Transaction-Related Charges, Net

Corporate restructuring, impairment and transaction-related charges, net increased $4.0 million, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following:

	Year Ended December 31,
	2025	2024	$ Change
	(dollars in millions)
Acquisition adjustments and transaction-related charges, net (a)	(7.2)	(3.2)	(4.0)
Total restructuring, impairment and transaction-related charges, net	$(7.2)	$(3.2)	$(4.0)
______________________________
(a)Includes adjustments to estimated acquisition consideration, partially offset by professional service fees related to business acquisition and divestiture activities.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $379.0 million as of December 31, 2025, which consisted of up to $315.7 million of unused capacity under its revolving credit arrangement, which was net of $23.9 million of issued letters of credit, and cash and cash equivalents of $63.3 million. Total liquidity is reduced to $299.4 million under the Company’s most restrictive debt covenants. There were no borrowings under the $339.6 million revolving credit facility as of December 31, 2025.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements for both the next 12 months and beyond.

Net Cash Provided by Operating Activities

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Net cash provided by operating activities was $95.9 million for the year ended December 31, 2025, compared to $112.9 million for the year ended December 31, 2024, resulting in a $17.0 million decrease in cash provided by operating activities. The decrease was primarily due to a $24.7 million decrease in cash flows provided by changes in operating assets and liabilities, partially offset by a $7.7 million increase in cash from earnings.

Net Cash (Used in) Provided by Investing Activities

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Net cash used in investing activities was $27.7 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $12.7 million for the year ended December 31, 2024, resulting in a $40.4 million increase in cash used in investing activities. The increase was primarily due to the following: (1) a $22.2 million decrease in proceeds from the sale of an investment; (2) a $16.3 million increase in cash used as a result of the acquisition of a business in 2025; (3) a $12.3 million decrease in proceeds from the sale of property, plant and equipment; (4) a $1.5 million increase in cash used in other investing activities; and (5) a $0.1 million increase in cost investment in unconsolidated entities. These were partially offset by a $12.0 million decrease in purchases of property, plant, and equipment.

Net Cash Used in Financing Activities

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Net cash used in financing activities was $36.1 million for the year ended December 31, 2025, compared to $149.1 million for the year ended December 31, 2024, resulting in a $113.0 million decrease in cash used in financing activities. The decrease was primarily due to the following: (1) a $123.0 million decrease in net payments of debt and lease obligations in 2025 compared to 2024; (2) a $4.3 million decrease in payments of debt issuance costs and financing fees; and (3) a $0.2 million decrease in cash used in other financing activities. These decreases were partially offset by (1) an $8.0 million increase in purchases of treasury stock; (2) a $5.0 million increase in payment of dividends; and (3) a $1.5 million increase in equity awards redeemed to pay employees’ tax obligations.

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

Free Cash Flow for the years ended December 31, 2025 and 2024, was as follows:

	Year Ended December 31,
	2025	2024
	(dollars in millions)
Net cash provided by operating activities	$95.9	$112.9

Less: purchases of property, plant and equipment	45.2	57.2

Free Cash Flow (non-GAAP)	$50.7	$55.7

Free Cash Flow decreased $5.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $17.0 million decrease in net cash provided by operating activities, partially offset by a $12.0 million decrease in capital expenditures. See the “Net Cash Provided by Operating Activities” section above for further explanations of the change in operating cash flows.

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

The Net Debt Leverage Ratio is a non-GAAP measure, and should not be considered an alternative to cash flows provided by (used in) operating activities as a measure of liquidity. Quad’s calculation of the Net Debt Leverage Ratio may be different from similar calculations used by other companies and, therefore, comparability may be limited.

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

The Net Debt Leverage Ratio as of December 31, 2025 and 2024, was as follows:

	December 31, 2025		December 31, 2024
	(dollars in millions)
Total debt and finance lease obligations on the consolidated balance sheets	$371.2		$379.2
Less: Cash and cash equivalents	63.3		29.2
Net Debt (non-GAAP)	$307.9		$350.0

Divided by: Adjusted EBITDA for the year ended (non-GAAP)	$196.2		$224.0

Net Debt Leverage Ratio (non-GAAP)	1.57	x	1.56	x

The calculation of Adjusted EBITDA for the years ended December 31, 2025 and 2024, was as follows:

	Year Ended December 31,
	2025	2024
	(dollars in millions)
Net earnings (loss)	$27.0	$(50.9)
Interest expense	50.5	64.5
Income tax expense	5.5	6.4
Depreciation and amortization	78.6	102.5
EBITDA (non-GAAP)	$161.6	$122.5
Restructuring, impairment and transaction-related charges, net	21.8	101.5
Settlement charge from defined benefit pension plan annuitization	12.8	—
Adjusted EBITDA (non-GAAP)	$196.2	$224.0

The Net Debt Leverage Ratio, at December 31, 2025, increased 0.01x to 1.57x compared to December 31, 2024, primarily due to a $27.8 million decrease in Adjusted EBITDA, partially offset by a $42.1 million decrease in Net Debt. The Net Debt Leverage Ratio, at December 31, 2025, is within management’s desired target Net Debt Leverage Ratio range of 1.50x to 2.00x; however, the Company will operate at times above the Net Debt Leverage Ratio target range depending on the timing of compelling strategic investment opportunities, as well as seasonal working capital needs.

Description of Significant Outstanding Debt Obligations as of December 31, 2025

As of December 31, 2025, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦$339.6 million revolving credit facility (no outstanding balance as of December 31, 2025); and

◦$825.0 million Term Loan A ($357.7 million outstanding as of December 31, 2025);

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

The Company completed the ninth amendment to the Senior Secured Credit Facility (the “Ninth Amendment”) on October 18, 2024. The Senior Secured Credit Facility was amended to: (1) reduce the aggregate amount of the existing revolving credit facility from $342.5 million to $324.6 million, and extend the maturity of a portion of the revolving credit facility such that $17.7 million of borrowing capacity under the revolving credit facility would be available until the existing maturity date of November 2, 2026 (the “Existing Maturity Date”) and $306.9 million under the revolving credit facility would be available until October 18, 2029 (the “Extended Maturity Date); (2) extend the maturity of a portion of the existing Term Loan A such that $8.7 million of such term loan facility will be due on the Existing Maturity Date and $193.2 million will be due on the Extended Maturity Date; (3) make certain adjustments to pricing, including an increase of 0.50% to the interest rate margin applicable to the loans maturing on the Extended Maturity Date; and (4) modify certain financial and operational covenants retroactive to September 30, 2024, including the Senior Secured Leverage Ratio (net indebtedness to consolidated EBITDA) shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024, as well as the Total Leverage Ratio (consolidated total indebtedness to consolidated EBITDA) shall not exceed 3.50 to 1.00 for any fiscal quarter ending on or after September 30, 2024.

The Company completed the tenth amendment to its Senior Secured Credit Facility on August 20, 2025, which increased the Term Loan A aggregate outstanding principal by $20.0 million to $370.7 million, and increased its revolving credit availability by $15.0 million to $339.6 million. As of December 31, 2025, the Term Loan A aggregate outstanding principal was reduced to $357.7 million from a $13.0 million repayment on maturity.

Borrowings under the revolving credit facility and Term Loan A made under the Senior Secured Credit Facility bear interest at 3.00% in excess of reserve adjusted SOFR, or 2.00% in excess of an alternate base rate with a SOFR floor of 0.75% for the tranche available through the Extended Maturity Date and bear interest at 2.50% in excess of reserve adjusted SOFR, or 1.50% in excess of an alternate base rate with a SOFR floor of 0.75% for the tranche available through the Existing Maturity Date.

At December 31, 2025, the Company had no outstanding borrowings on the revolving credit facility, and had $23.9 million of issued letters of credit, leaving up to $315.7 million of unused capacity. Total liquidity is reduced to $299.4 million under the Company’s most restrictive debt covenants. The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

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

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2025:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2025, the Company’s Total Leverage Ratio was 1.84 to 1.00).

•If there is any amount outstanding on the revolving credit facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:

◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024 (for the twelve months ended December 31, 2025, the Company’s Senior Secured Leverage Ratio was 1.55 to 1.00).

◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2025, the Company’s Interest Coverage Ratio was 4.75 to 1.00).

The Company was in compliance with all financial covenants in its debt agreements as of December 31, 2025. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of December 31, 2025, was 1.84 to 1.00, the limitations described above are not currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are not currently applicable, as the Company’s Senior Secured Leverage Ratio was 1.55 to 1.00 and Total Net Leverage Ratio was 1.55 to 1.00, as of December 31, 2025.

Net Pension Obligations

During 2025, the Company entered into a group annuity contract with Fidelity & Guaranty Life Insurance Company and Fidelity & Guaranty Life Insurance Company of New York (collectively “F&G”) to de-risk the defined benefit pension plan by transferring a portion of its defined benefit obligations. As a result, we settled $98.1 million of projected benefit obligations with $96.8 million in distributions from plan assets, primarily due to the annuitization with F&G. In connection with this settlement, the Company recognized a non-cash settlement charge from the annuitization of $12.8 million in accordance with ASC 715 — Compensation — Retirement Benefits.

The net underfunded pension and MEPPs obligations decreased by $13.7 million during the year ended December 31, 2025, from $55.6 million at December 31, 2024, to $41.9 million at December 31, 2025. This decrease was primarily due to a $11.5 million decrease in the underfunded defined benefit plan obligations during the year ended December 31, 2025. This $11.5 million decrease in the underfunded status was primarily due to a decrease in overall pension obligations of $110.4 million from a $98.1 million reduction in benefit obligations from the pension plan settlement, $25.5 million in benefits paid and $1.6 million from an actuarial gain, offset by a $14.8 million increase in interest cost due to a 39 basis point decrease in the pension discount rate from 5.55% at December 31, 2024, to 5.16% at December 31, 2025. The decrease in pension obligations was partially offset by an overall decrease of $98.9 million in pension plan assets from the $96.8 million asset distribution for the pension plan settlement, and $25.5 million in benefits paid, offset by an actual gain on pension plan assets of $23.1 million, or 9.84%, during the year ended December 31, 2025, which was above the expected long-term return on plan assets assumption of 5.75%, and employer contributions of $0.3 million. There was a $2.2 million decrease in MEPPs obligations, primarily due to payments totaling $3.9 million made to the MEPPs during the year ended December 31, 2025.

The Company continues to focus on reducing pension obligations through cash contributions to the plans, lump-sum settlements and plan design changes.

Share Repurchase Program

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no share repurchases during the year ended December 31, 2024. The following repurchases occurred during the year ended December 31, 2025:

December 31, 2025
Shares of Class A common stock	1,485,803
Weighted average price per share	$5.40
Total repurchases during the period (in millions)	$8.0

As of December 31, 2025, there were $69.5 million of authorized repurchases remaining under the program.

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

Revenue Recognition

Performance Obligations

At contract inception, the Company assesses the products and services promised in its contracts with customers and identifies performance obligations for each promise to transfer to the customer a product or service that is distinct. To identify the performance obligations, the Company considers the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company determined that the following distinct products and services represent separate performance obligations:

•Pre-Press Services
•Print
•Other Services

For Pre-Press and Other Services, the Company recognizes revenue at a point-in-time upon completion of the performed service and acceptance by the customer. The Company considers transfer of control to occur once the service is performed as the Company has right to payment and the customer has legal title and risk and reward of ownership.

The Company recognizes its Print revenues upon transfer of title and the passage of risk of loss, which is point-in-time upon shipment, and when there is a reasonable assurance as to collectability. Revenues related to the Company’s logistics operations, which includes the delivery of printed material, are included in the Print performance obligation and are also recognized at point-in-time as services are completed. Revenues related to the Company’s imaging operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. Under agreements with certain customers, products may be stored by the Company for future delivery and revenue is recognized upon shipment to the customer. In these situations, the Company may receive warehouse management fees for the services it provides.

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

Based on the assessments completed during the years ended December 31, 2025, and 2024, the Company recognized property, plant and equipment and operating lease right-of-use assets impairment charges of $7.5 million and $33.3 million, respectively, primarily related to the reduction of the carrying value of the majority of the European operations to fair value due to the held for sale determination in 2024, facility consolidations and other capacity reduction. There were no finite-lived intangible asset impairment charges recorded during the years ended December 31, 2025 and 2024.

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

Workers’ Compensation

The Company is self-insured for a significant portion of its expected workers’ compensation program. Insurance is purchased for individual workers’ compensation claims that exceed $0.8 million. The Company establishes reserves for unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims. These reserves and estimates of IBNR claims are based upon an actuarial study, which is performed annually as of October 31st and is adjusted by the actuarially determined losses and actual claims payments for November and December. The Company also monitors actual claim developments, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of the reserves. As of December 31, 2025, the Company has net reserves for workers’ compensation of $21.9 million, of which $5.3 million was recorded in other current liabilities and $24.6 million was recorded in other long-term liabilities in the consolidated balance sheets (see Note 8, “Other Current and Long-Term Liabilities”). These reserves are net of $8.0 million recorded in other long-term assets in the consolidated balance sheets for claims covered by purchased insurance.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at December 31, 2025, was primarily comprised of $357.7 million outstanding on the Term Loan A. As of December 31, 2025, there was no outstanding balance on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt, the Company has four interest rate swaps totaling $130.0 million and a $75.0 million interest rate collar, and has, therefore, classified $205.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $205.0 million interest rate hedges of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $156.9 million at a current weighted average interest rate of 7.1% and fixed rate debt and finance leases outstanding of $214.3 million at a current weighted average interest rate of 6.9% as of December 31, 2025. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would change the fair value of floating rate debt at December 31, 2025 by approximately $1.2 million. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at December 31, 2025 by approximately $0.1 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s consolidated balance sheets. As of December 31, 2025, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $82.0 million. The potential decrease in net current assets as of December 31, 2025, from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $8.2 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency. The Company’s hedging operations have historically not been material; however, to minimize the impact of foreign currency movements on the note receivable related to the sale of the European operations, the Company entered into foreign currency exchange contracts designated as cash flow hedges during the year ended December 31, 2025.

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

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $20.9 million as of December 31, 2025.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the year ended December 31, 2025, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Quad/Graphics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quad/Graphics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

Measurement of accrued liabilities for workers’ compensation claims

Description of the Matter
At December 31, 2025, the Company’s consolidated accrued liabilities for workers’ compensation claims were $29.9 million and included within other current and long-term liabilities. As discussed in Note 1, the Company establishes accrued liabilities for workers’ compensation claims reported plus an estimate for loss development and potential claims that have been incurred but not reported (IBNR) to the Company or its insurance provider. The IBNR calculation utilizes a variety of assumptions, including but not limited to selected loss development factors, loss trend rates, increased limit factors and loss rates. The accrued liabilities for workers’ claims are based upon an actuarial analysis performed annually by actuarial specialists as of October 31 and are adjusted by the actuarially determined losses and actual claims payments to update through year end.

Auditing management’s estimate of the IBNR was especially challenging due to the complexity of the actuarial analysis.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the measurement of accrued liabilities for workers’ compensation claims process, which included, among others, management’s review of the actuarial analysis and related year-end update, management’s validation of data inputs as well as their review of assumptions used in the analysis.

To test the measurement of accrued liabilities for workers’ compensation claims, we performed audit procedures that included, among others, testing historical data and significant assumptions discussed above, as well as testing the completeness and accuracy of the underlying data used by the Company in its analysis. We also involved our actuarial professionals with specialized skills and knowledge, who assisted in: (1) assessing the actuarial models and procedures used by the Company by comparing them to generally accepted actuarial methods and procedures to estimate the ultimate losses, (2) evaluating the Company’s key assumptions underlying the Company’s estimate by developing an independent range of the IBNR and comparing it against the Company’s recorded amount and (3) evaluating the qualifications of the external actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2022.
Milwaukee, Wisconsin
February 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Quad/Graphics, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Quad/Graphics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Quad/Graphics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 18, 2026

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2025	2024
Net sales
Products	$1,891.3	$2,099.2
Services	528.6	573.0
Total net sales	2,419.9	2,672.2
Cost of sales
Products	1,563.7	1,736.4
Services	332.9	355.8
Total cost of sales	1,896.6	2,092.2
Operating expenses
Selling, general and administrative expenses	325.9	356.8
Depreciation and amortization	78.6	102.5
Restructuring, impairment and transaction-related charges, net	21.8	101.5
Total operating expenses	2,322.9	2,653.0
Operating income	97.0	19.2
Interest expense	50.5	64.5
Net pension expense (income)	14.0	(0.8)
Earnings (loss) before income taxes	32.5	(44.5)
Income tax expense	5.5	6.4
Net earnings (loss)	$27.0	$(50.9)

Earnings (loss) per share
Basic	$0.57	$(1.07)
Diluted	$0.54	$(1.07)

Weighted average number of common shares outstanding
Basic	47.6	47.6
Diluted	49.9	47.6
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2025	2024
Net earnings (loss)	$27.0	$(50.9)

Other comprehensive income (loss)
Translation adjustments
Foreign currency translation adjustments	52.5	(18.3)
Translation of long-term loans to foreign subsidiaries	(2.1)	2.8
Total translation adjustments	50.4	(15.5)

Interest rate derivative adjustments	(0.4)	0.1

Pension benefit plan adjustments
Net gain arising from pension benefit plans during period	12.5	2.3
Settlement charge from defined benefit plan annuitization included in net earnings	12.8	—
Total pension benefit plan adjustments	25.3	2.3

Other comprehensive income (loss), before tax	75.3	(13.1)

Income tax impact related to items of other comprehensive income (loss)	(3.6)	(0.5)

Other comprehensive income (loss), net of tax	71.7	(13.6)

Total comprehensive income (loss)	$98.7	$(64.5)
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$63.3	$29.2
Receivables, less allowances for credit losses of $20.9 million at December 31, 2025, and $21.5 million at December 31, 2024	294.8	273.2
Inventories	143.5	162.4
Prepaid expenses and other current assets	36.8	69.5
Total current assets	538.4	534.3
Property, plant and equipment—net	461.6	499.7
Operating lease right-of-use assets—net	68.0	78.9
Goodwill	107.6	100.3
Other intangible assets—net	13.7	7.2
Other long-term assets	63.6	78.6
Total assets	$1,252.9	$1,299.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$342.0	$356.7
Other current liabilities	211.7	289.2
Short-term debt and current portion of long-term debt	47.0	28.0
Current portion of finance lease obligations	0.5	0.8
Current portion of operating lease obligations	23.0	24.0
Total current liabilities	624.2	698.7
Long-term debt	322.9	349.1
Finance lease obligations	0.8	1.3
Operating lease obligations	49.8	61.4
Deferred income taxes	4.0	3.2
Other long-term liabilities	122.6	135.4
Total liabilities	1,124.3	1,249.1
Commitments and contingencies (Note 9)
Shareholders’ equity (Note 17)
Preferred stock, $0.01 par value; Authorized: 0.5 million shares; Issued: None	—	—
Common stock, Class A, $0.025 par value; Authorized: 105.0 million shares; Issued: 42.5 million shares at December 31, 2025 and 2024	1.0	1.0
Common stock, Class B, $0.025 par value; Authorized: 80.0 million shares; Issued: 13.3 million shares at December 31, 2025 and 2024	0.4	0.4
Common stock, Class C, $0.025 par value; Authorized: 20.0 million shares; Issued: 0.5 million shares at December 31, 2025 and 2024	—	—
Additional paid-in capital	846.2	842.8
Treasury stock, at cost, 5.4 million shares at December 31, 2025, and 4.2 million shares at December 31, 2024	(36.3)	(28.0)
Accumulated deficit	(623.2)	(635.1)
Accumulated other comprehensive loss	(59.5)	(131.2)
Total shareholders’ equity	128.6	49.9
Total liabilities and shareholders’ equity	$1,252.9	$1,299.0
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net earnings (loss)	$27.0	$(50.9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	78.6	102.5
Impairment charges	7.5	74.9
Settlement charge from defined benefit pension plan annuitization	12.8	—
Amortization of debt issuance costs and original issue discount	1.6	1.6
Stock-based compensation	6.6	7.3
Gain on the sale of an investment	—	(4.1)
Gains on the sale or disposal of property, plant and equipment, net	(20.7)	(22.5)
Loss on the sale of a business	0.5	—
Deferred income taxes	0.6	(2.0)
Changes in operating assets and liabilities—net of acquisitions and divestitures:
Receivables	(4.0)	14.8
Inventories	24.0	2.4
Prepaid expenses and other current assets	15.2	13.9
Accounts payable and other current liabilities	(31.1)	7.2
Other	(22.7)	(32.2)
Net cash provided by operating activities	95.9	112.9

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(45.2)	(57.2)
Cost investment in unconsolidated entities	(0.3)	(0.2)
Proceeds from the sale of property, plant and equipment	36.8	49.1
Proceeds from the sale of an investment	—	22.2
Acquisition of a business	(16.3)	—
Other investing activities	(2.7)	(1.2)
Net cash (used in) provided by investing activities	(27.7)	12.7

FINANCING ACTIVITIES
Payments of current and long-term debt	(28.6)	(183.7)
Payments of finance lease obligations	(1.0)	(2.7)
Borrowings on revolving credit facilities	1,260.0	1,458.1
Payments on revolving credit facilities	(1,260.4)	(1,457.8)
Proceeds from issuance of long-term debt	20.0	53.1
Payments of debt issuance costs and financing fees	(0.1)	(4.4)
Purchases of treasury stock	(8.0)	—
Equity awards redeemed to pay employees’ tax obligations	(3.6)	(2.1)
Payment of cash dividends	(14.4)	(9.4)
Other financing activities	—	(0.2)
Net cash used in financing activities	(36.1)	(149.1)
Effect of exchange rates on cash and cash equivalents	0.3	(0.2)
Net increase (decrease) in cash and cash equivalents, including cash classified as held for sale	32.4	(23.7)
Less: net decrease in cash classified as held for sale	(1.7)	—
Net increase (decrease) in cash and cash equivalents	34.1	(23.7)
Cash and cash equivalents at beginning of year	29.2	52.9
Cash and cash equivalents at end of year	$63.3	$29.2
See accompanying Notes to Consolidated Financial Statements.

QUAD/GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2024	56.6	$1.4	$842.7	(5.6)	$(33.1)	$(573.9)	$(117.6)	$119.5
Net loss	—	—	—	—	—	(50.9)	—	(50.9)
Foreign currency translation adjustments	—	—	—	—	—	—	(15.5)	(15.5)
Pension benefit plan liability adjustments, net of $0.5 million tax benefit	—	—	—	—	—	—	1.8	1.8
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(10.3)	—	(10.3)
Stock-based compensation	—	—	7.3	—	—	—	—	7.3
Conversion of class B shares	(0.3)	—	(1.3)	0.3	1.3	—	—	—
Issuance of share-based awards, net of other activity	—	—	(5.9)	1.4	5.9	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.3)	(2.1)	—	—	(2.1)
Balance at December 31, 2024	56.3	$1.4	$842.8	(4.2)	$(28.0)	$(635.1)	$(131.2)	$49.9
Net earnings	—	—	—	—	—	27.0	—	27.0
Foreign currency translation adjustments	—	—	—	—	—	—	50.4	50.4
Pension benefit plan liability adjustments, net of $3.6 million tax benefit	—	—	—	—	—	—	21.7	21.7
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	(0.4)	(0.4)
Cash dividends declared ($0.30 per share)	—	—	—	—	—	(15.1)	—	(15.1)
Stock-based compensation	—	—	6.6	—	—	—	—	6.6
Purchases of treasury stock	—	—	—	(1.5)	(8.0)	—	—	(8.0)
Issuance of share-based awards, net of other activity	—	—	(3.2)	0.8	3.3	—	—	0.1
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.5)	(3.6)	—	—	(3.6)
Balance at December 31, 2025	56.3	$1.4	$846.2	(5.4)	$(36.3)	$(623.2)	$(59.5)	$128.6
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

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries and have been prepared in accordance with GAAP. The results of operations and accounts of businesses acquired are included in the consolidated financial statements from the dates of acquisition. For businesses divestitures, the results of operations are included in the consolidated financial statements until the date of disposition.

Investments in entities where the Company does not exert significant influence or control and has an ownership interest of less than 20% are accounted for using the cost method of accounting. Intercompany transactions and balances have been eliminated in consolidation.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into United States dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statements of shareholders’ equity, while transaction gains and losses are recorded in selling, general and administrative expenses on the consolidated statements of operations. Foreign exchange transactions resulted in gains of $4.3 million during the year ended December 31, 2025 and losses of $6.4 million during the year ended December 31, 2024.

Use of Estimates—The preparation of consolidated financial statements requires the use of management’s estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to: allowances for doubtful accounts, inventory obsolescence, asset valuations and useful lives, pension benefits, self-insurance reserves, including workers’ compensation, stock-based compensation, taxes, restructuring and other provisions and contingencies.

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

Research and Development—Research and development costs related to the development of new products or the adaptation of existing products are expensed as incurred, included in cost of sales and totaled $2.9 million and $3.2 million during the years ended December 31, 2025 and 2024, respectively.

Cash and Cash Equivalents and Restricted Cash—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Receivables—Receivables are stated net of allowances for credit losses. No single customer comprised more than 5% of the Company’s consolidated net sales in 2025 or 2024, or 5% of the Company’s consolidated receivables as of December 31, 2025 or 2024. In accordance with Accounting Standards Codification (“ASC”) 326—Financial Instruments—Credit Losses (“ASC 326”), the Company measures expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts. See Note 5, “Receivables,” for further discussion on the transactions affecting the allowances for doubtful accounts.

Inventories—Inventories include material, labor, and plant overhead and are stated at the lower of cost or net realizable value. At December 31, 2025 and 2024, raw material inventories were generally valued using the specific identification method, and work-in-progress and finished good inventories were valued under the first-in, first-out method. See Note 6, “Inventories,” for the components of the Company’s inventories.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Workers’ Compensation—The Company is self-insured for a significant portion of its expected workers’ compensation program. Insurance is purchased for individual workers’ compensation claims that exceed $0.8 million. The Company establishes reserves for unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims. The IBNR calculation utilizes a variety of assumptions, including but not limited to selected loss development factors, loss trend rates, increased limit factors and loss rates. These reserves and estimates of IBNR claims are based upon an actuarial study, which is performed annually as of October 31st and is adjusted by the actuarially determined losses and actual claims payments for November and December. The Company also monitors actual claim developments, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of the reserves. As of December 31, 2025, the Company has net reserves for workers’ compensation of $21.9 million, of which $5.3 million was recorded in other current liabilities and $24.6 million was recorded in other long-term liabilities in the consolidated balance sheets (see Note 8, “Other Current and Long-Term Liabilities”). These reserves are net of $8.0 million recorded in other long-term assets in the consolidated balance sheets for estimated claims covered by purchased insurance. As of December 31, 2024, the Company had net reserves for workers’ compensation of $24.0 million, of which $5.6 million was recorded in other current liabilities and $25.7 million was recorded in other long-term liabilities in the consolidated balance sheets (see Note 8, “Other Current and Long-Term Liabilities”). These reserves were net of $7.3 million recorded in other long-term assets in the consolidated balance sheets for estimated claims covered by purchased insurance.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Supplemental Cash Flow Information—The following table summarizes certain supplemental cash flow information for the years ended December 31, 2025 and 2024:

	2025	2024
Interest paid, net of amounts capitalized	$40.2	$52.9
Income taxes paid	5.8	10.7
Non-cash investing and financing activities:
Non-cash finance lease additions	0.3	0.9
Non-cash operating lease additions	12.6	11.2
Acquisitions of businesses:
Fair value of assets acquired	19.7	1.1
Liabilities assumed	(10.7)	1.6
Goodwill	7.3	(2.7)
Acquisitions of businesses	$16.3	$—

Note 2. Revenue Recognition

Revenue Disaggregation

The following table provides information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the years ended December 31, 2025 and 2024:

	United States Print and Related Services	International	Total
Year Ended December 31, 2025
Catalog, publications, retail inserts and directories	$1,143.7	$113.9	$1,257.6
Direct mail and other printed products	535.9	88.7	624.6
Other	9.1	—	9.1
Total products	1,688.7	202.6	1,891.3
Logistics services	223.6	2.6	226.2
Marketing services and medical services	302.1	0.3	302.4
Total services	525.7	2.9	528.6
Total net sales	$2,214.4	$205.5	$2,419.9

Year Ended December 31, 2024
Catalog, publications, retail inserts and directories	$1,258.2	$221.1	$1,479.3
Direct mail and other printed products	506.5	103.0	609.5
Other	10.3	0.1	10.4
Total products	1,775.0	324.2	2,099.2
Logistics services	248.0	16.1	264.1
Marketing services and medical services	306.5	2.4	308.9
Total services	554.5	18.5	573.0
Total net sales	$2,329.5	$342.7	$2,672.2

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

Performance Obligations

At contract inception, the Company assesses the products and services promised in its contracts with customers and identifies performance obligations for each promise to transfer to the customer a product or service that is distinct. To identify the performance obligations, the Company considers the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company determined that the following distinct products and services represent separate performance obligations:

•Pre-Press Services
•Print
•Other Services

For Pre-Press and Other Services, the Company recognizes revenue at a point-in-time upon completion of the performed service and acceptance by the customer. The Company considers transfer of control to occur once the service is performed as the Company has right to payment and the customer has legal title and risk and reward of ownership.

The Company recognizes its Print revenues upon transfer of title and the passage of risk of loss, which is point-in-time upon shipment, and when there is a reasonable assurance as to collectability. Revenues related to the Company’s logistics operations, which includes the delivery of printed material, are included in the Print performance obligation and are also recognized at point-in-time as services are completed, and when there is a reasonable assurance as to collectability. Revenues related to the Company’s imaging operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. Under agreements with certain customers, products may be stored by the Company for future delivery and revenue is recognized upon shipment to the customer. In these situations, the Company may receive warehouse management fees for the services it provides. Revenue from warehouse management fees was immaterial for the years ended December 31, 2025 and 2024.

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

Costs to Obtain Contracts

In accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”), the Company defers certain contract acquisition costs paid to the client at contract inception. When applicable, the Company also capitalizes certain sales incentives of the sales compensation packages for costs that are directly attributed to being awarded a client contract or renewal and would not have been incurred had the contract not been obtained. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the year ended December 31, 2025, was as follows:

Costs to Obtain Contracts
Balance at January 1, 2025	$1.0
Costs to obtain contracts	0.3
Amortization of costs to obtain contracts	(0.9)
Balance at December 31, 2025	$0.4

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Practical Expedients

The Company has elected to apply the following practical expedients allowed under ASC 606:
•For certain performance obligations related to print contracts, the Company has elected not to disclose the value of unsatisfied performance obligations for the following: (1) contracts that have an original expected length of one year or less; (2) contracts where revenue is recognized as invoiced; or (3) contracts with variable consideration related to unsatisfied performance obligations. The Company had no volume commitments in contracts that extend beyond one year as of December 31, 2025.

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

•The Company excludes from its transaction price any amounts collected from customers for sales taxes.

Note 3. Restructuring, Impairment and Transaction-Related Charges, Net

The Company recorded restructuring, impairment and transaction-related charges, net for the years ended December 31, 2025 and 2024, as follows:

	2025	2024
Employee termination charges	$26.1	$30.5
Impairment charges	7.5	74.9
Acquisition adjustments and transaction-related charges, net	(4.9)	(0.6)
Integration costs	2.9	0.4
Other restructuring income, net	(9.8)	(3.7)
Total	$21.8	$101.5

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
•Other restructuring income, net is presented net of the gain on the sale of an ancillary building in Sussex, Wisconsin, the gain on the sale of the Greenville, Michigan facility, and the gain on the sale of the West Sacramento, California facility during the year ended December 31, 2025, and net of the gain on the sale of the Saratoga Springs, New York facility during the year ended December 31, 2024. The components of other restructuring income, net consisted of the following during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Vacant facility carrying costs and lease exit charges	$7.4	$14.2
Equipment and infrastructure removal costs	1.5	1.6
Gains on the sale of facilities	(19.6)	(20.5)
Loss on the sale of a business	0.5	—
Other restructuring activities	0.4	1.0
Other restructuring income, net	$(9.8)	$(3.7)

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $7.5 million during the year ended December 31, 2025, which consisted of $4.3 million for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, $3.0 million for software licensing and related implementation costs from a terminated project, and $0.2 million for operating lease right-of-use assets.

The Company recognized impairment charges of $74.9 million during the year ended December 31, 2024, which consisted of $57.6 million to reduce the carrying value of the majority of the European operations to fair value, including $41.6 million for foreign currency translation adjustments and $16.0 million for property, plant and equipment, $14.2 million for machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $3.1 million for operating lease right-of-use assets. For more information on the European operations assets classified as held for sale, refer to Note 21, “Assets Held for Sale.”

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

Acquisition Adjustments and Transaction-Related Charges, Net

The Company incurs acquisition adjustments and transaction-related charges, net primarily consisting of adjustments to estimated acquisition consideration, partially offset by professional service fees related to business acquisition and divestiture activities. Acquisition adjustments and transaction-related charges, net of $4.9 million and $0.6 million were recorded during the years ended December 31, 2025 and 2024, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the years ended December 31, 2025 and 2024, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at January 1, 2024	$17.6	$—	$2.5	$—	$11.8	$31.9
Expense, net	30.5	74.9	(0.6)	0.4	(3.7)	101.5
Cash payments, net	(37.3)	—	(4.0)	(0.4)	1.3	(40.4)
Non-cash adjustments/reclassifications	—	(74.9)	3.6	—	40.4	(30.9)
Balance at December 31, 2024	$10.8	$—	$1.5	$—	$49.8	$62.1
Expense, net	26.1	7.5	(4.9)	2.9	(9.8)	21.8
Cash payments, net	(20.4)	—	(4.5)	(2.6)	10.4	(17.1)
Non-cash adjustments/reclassifications	—	(7.5)	8.2	—	(41.2)	(40.5)
Balance at December 31, 2025	$16.5	$—	$0.3	$0.3	$9.2	$26.3

The Company’s restructuring reserves at December 31, 2025, included a short-term and a long-term component. The short-term portion included $18.0 million in other current liabilities (see Note 8, “Other Current and Long-Term Liabilities”) and $0.8 million in accounts payable in the consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $7.5 million was included in other long-term liabilities (see Note 8, “Other Current and Long-Term Liabilities”) in the consolidated balance sheets.

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

The Company completed its annual impairment test as of October 31, 2025, and identified no indicators of impairment in any of the Company's reporting units during the year ended December 31, 2025. Fair value was determined using an equal weighting of both the income and market approaches. Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Under the market approach, the Company derived the fair value of the reporting units based on market multiples of comparable publicly-traded companies. This fair value determination was categorized as Level 3 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs).

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
No goodwill impairment charges were recorded during the years ended December 31, 2025 or 2024. The accumulated goodwill impairment losses and the carrying value of goodwill at December 31, 2025 and 2024, were as follows:

	December 31, 2025			December 31, 2024
	United States Print and Related Services	International	Total	United States Print and Related Services	International	Total
Goodwill	$885.9	$30.0	$915.9	$878.6	$30.0	$908.6
Accumulated goodwill impairment loss	(778.3)	(30.0)	(808.3)	(778.3)	(30.0)	(808.3)
Goodwill, net of accumulated goodwill impairment loss	$107.6	$—	$107.6	$100.3	$—	$100.3

Activity impacting goodwill for the years ended December 31, 2025 and 2024, was as follows:

	United States Print and Related Services	International	Total
Balance at January 1, 2024	$103.0	$—	$103.0
DART acquisition adjustments	(2.7)	—	(2.7)
Balance at December 31, 2024	$100.3	$—	$100.3
Enru co-mail assets acquisition	7.3	—	7.3
Balance at December 31, 2025	$107.6	$—	$107.6

In April 2025, the Company acquired the co-mailing assets of Enru, a third party co-mail and logistics solutions provider. The acquisition complements and strengthens the Company’s existing co-mail platform. As of December 31, 2025, the final purchase price included $7.3 million of goodwill.

In December 2023, the Company completed the acquisition of DART Innovation, an in-store digital media solutions provider. The acquisition expanded and integrated into the Company’s suite of products and services, enabling brands and marketers to more effectively reach consumers. During 2024, the final valuation of the net assets acquired in the acquisition was finalized and a $2.7 million reduction to goodwill was recorded. The final purchase price included $13.9 million of goodwill.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Other Intangible Assets

The components of other intangible assets at December 31, 2025 and 2024, were as follows:

		December 31, 2025			December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks, patents, licenses and agreements	7	$50.5	$(50.0)	$0.5	$50.1	$(47.6)	$2.5
Capitalized software	5	22.8	(19.9)	2.9	22.7	(18.9)	3.8
Acquired technology	5	6.0	(4.5)	1.5	4.6	(3.7)	0.9
Customer relationships	6	556.4	(547.6)	8.8	545.1	(545.1)	—
Total finite-lived intangible assets		$635.7	$(622.0)	$13.7	$622.5	$(615.3)	$7.2

Other intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded on finite-lived intangible assets for the years ended December 31, 2025 and 2024.

Amortization expense for other intangible assets was $5.2 million and $17.5 million for the years ended December 31, 2025 and 2024, respectively. The following table outlines the estimated future amortization expense related to other intangible assets as of December 31, 2025:

Amortization Expense
2026	$3.7
2027	3.0
2028	2.7
2029	2.2
2030 and Thereafter	2.1
Total	$13.7

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company has recorded credit loss expense of $2.9 million and $1.6 million during the years ended December 31, 2025 and 2024, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

Activity impacting the allowance for credit losses for the years ended December 31, 2025 and 2024, was as follows:

	2025	2024
Balance at January 1,	$21.5	$25.7
Provisions	2.9	1.6
Write-offs	(3.7)	(4.2)
Assets held for sale reclassification (1)	—	(1.4)
Translation and other	0.2	(0.2)
Balance at December 31,	$20.9	$21.5
______________________________
(1)For more information on the assets classified as held for sale, refer to Note 21, “Assets Held for Sale.”

Note 6. Inventories

The components of inventories at December 31, 2025 and 2024, were as follows:

	2025	2024
Raw materials and manufacturing supplies	$76.6	$87.5
Work in process	22.4	27.8
Finished goods	44.5	47.1
Total	$143.5	$162.4

Note 7. Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2025 and 2024, were as follows:

	2025	2024
Land	$52.9	$57.1
Buildings	509.9	547.6
Machinery and equipment	2,157.6	2,279.1
Other (1)	159.6	159.8
Construction in progress	18.0	19.8
Property, plant and equipment—gross	2,898.0	3,063.4
Less: accumulated depreciation	(2,436.4)	(2,563.7)
Property, plant and equipment—net	$461.6	$499.7
______________________________
(1)Other consists of computer equipment and software, vehicles, furniture and fixtures, leasehold improvements and communication related equipment.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company recorded impairment charges of $7.3 million and $30.2 million during the years ended December 31, 2025 and 2024, respectively, to reduce the carrying amounts of certain property, plant and equipment no longer utilized in production, or due to other capacity reduction, to fair value, including $3.0 million for software licensing and related implementation costs from a terminated project in 2025, and $16.0 million related to the sale of the European operations to reduce the carrying value to fair value in 2024 (see Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net,” and Note 21, “Assets Held for Sale,” for further discussion on impairment charges).

The Company recognized depreciation expense of $73.4 million and $85.0 million for the years ended December 31, 2025 and 2024, respectively.

Note 8. Other Current and Long-Term Liabilities

The components of other current and long-term liabilities at December 31, 2025 and 2024, were as follows:

	December 31, 2025			December 31, 2024
	Other Current Liabilities	Other Long-Term Liabilities	Total	Other Current Liabilities	Other Long-Term Liabilities	Total
Employee-related liabilities (1)	$104.9	$38.5	$143.4	$110.3	$38.2	$148.5
Single employer pension plan obligations	1.8	20.8	22.6	1.7	32.4	34.1
Multiemployer pension plans – withdrawal liability	2.5	16.8	19.3	2.3	19.2	21.5
Deferred revenue	29.8	0.1	29.9	44.7	0.1	44.8
Tax-related liabilities	14.6	11.6	26.2	14.7	9.1	23.8
Restructuring liabilities	18.0	7.5	25.5	53.9	6.7	60.6
Contingent consideration - acquisitions	2.2	13.4	15.6	—	12.2	12.2
Interest and rent liabilities	1.1	—	1.1	0.6	—	0.6
Interest rate swap liabilities	—	1.1	1.1	—	0.7	0.7
Liabilities held for sale (2)	—	—	—	27.7	4.8	32.5
Other	36.8	12.8	49.6	33.3	12.0	45.3
Total	$211.7	$122.6	$334.3	$289.2	$135.4	$424.6
______________________________
(1)Employee-related liabilities consist primarily of payroll, bonus, vacation, health and workers’ compensation.
(2)For more information on the liabilities classified as held for sale, refer to Note 21, “Assets Held for Sale.”

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 9. Commitments and Contingencies

Commitments

The Company had firm commitments of $7.2 million as of December 31, 2025, to purchase press, finishing and other equipment.

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

Note 10. Debt

The weighted average interest rate for the year ended December 31, 2025 and the components of long-term debt at December 31, 2025 and 2024, were as follows:

	Weighted Average Interest Rate	2025	2024
Term loan A	7.03%	$357.7	$360.8
Revolving credit facility	7.03%	—	—
Press Financing Arrangements	8.25%	18.3	23.6
International term loans	9.50%	—	0.4
International revolving credit facilities (1)	—%	—	—
Debt issuance costs		(6.1)	(7.7)
Total debt		$369.9	$377.1
Less: short-term debt and current portion of long-term debt		(47.0)	(28.0)
Long-term debt		$322.9	$349.1
______________________________
(1)Excludes a $3.7 million international revolving credit facility that was classified as held for sale and included in other current liabilities on the Company’s consolidated balance sheet as of December 31, 2024. For more information on the European operations liabilities classified as held for sale, refer to Note 21, “Assets Held for Sale.”

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

The Company completed the ninth amendment to its Senior Secured Credit Facility (the “Ninth Amendment”) on October 18, 2024. The Senior Secured Credit Facility was amended to: (a) reduce the aggregate amount of the existing revolving credit facility from $342.5 million to $324.6 million, and extend the maturity of a portion of the revolving credit facility such that $17.7 million of borrowing capacity under the revolving credit facility would be available until the existing maturity date of November 2, 2026 (the “Existing Maturity Date”) and $306.9 million under the revolving credit facility would be available until October 18, 2029 (the “Extended Maturity Date”); (b) extend the maturity of a portion of the existing Term Loan A such that $8.7 million of such term loan facility will be due on the Existing Maturity Date and $193.2 million will be due on the Extended Maturity Date; (c) make certain adjustments to pricing, including an increase of 0.50% to the interest rate margin applicable to the loans maturing on the Extended Maturity Date; and (d) modify certain financial and operational covenants, including the Senior Secured Leverage Ratio (net indebtedness to consolidated EBITDA) shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024, as well as the Total Leverage Ratio (consolidated total indebtedness to consolidated EBITDA) shall not exceed 3.50 to 1.00 for any fiscal quarter ending on or after September 30, 2024.

The Company completed the tenth amendment to its Senior Secured Credit Facility on August 20, 2025, which increased the Term Loan A aggregate outstanding principal by $20.0 million to $370.7 million, and increased its revolving credit availability by $15.0 million to $339.6 million. As of December 31, 2025, the Term Loan A aggregate outstanding principal was reduced to $357.7 million from a $13.0 million repayment on maturity.

Borrowings under the revolving credit facility and Term Loan A made under the Senior Secured Credit Facility bear interest at 3.00% in excess of reserve adjusted SOFR, or 2.00% in excess of an alternate base rate with a SOFR floor of 0.75% for the tranche available through the Extended Maturity Date and bear interest at 2.50% in excess of reserve adjusted SOFR, or 1.50% in excess of an alternate base rate with a SOFR floor of 0.75% for the tranche available through the Existing Maturity Date.

At December 31, 2025, the Company had no outstanding borrowings on the revolving credit facility, and had $23.9 million of issued letters of credit, leaving up to $315.7 million of unused capacity. Total liquidity is reduced to $299.4 million under the Company’s most restrictive debt covenants. The Senior Secured Credit Facility is secured by substantially all of the unencumbered assets of the Company. The Senior Secured Credit Facility also requires the Company to provide additional collateral to the lenders in certain limited circumstances.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Press Financing Arrangements

During the first quarter of 2024, the Company entered into two press financing arrangements. The first arrangement of $8.0 million bears interest at a fixed rate of 8.31%, maturing in 2028. The second arrangement of $10.3 million bears interest at a current weighted average variable rate of 8.20%, maturing in 2031. Payments are made monthly on both arrangements.

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

International Debt Obligations

As of December 31, 2024, there was a $0.4 million outstanding on a term loan in Peru. As of December 31, 2025, there were no international debt obligations.

The Company had one multicurrency international revolving credit facility that was used for financing working capital and general business needs for the Company’s European operations. The Company had $3.7 million of borrowings outstanding at a weighted average interest rate of 6.36% on the international revolving credit facility as of December 31, 2024, leaving $16.1 million available for future borrowing. The multicurrency international revolving credit facility was classified as held for sale and included in other current liabilities on the Company’s consolidated balance sheet as of December 31, 2024. For more information on the European operations liabilities classified as held for sale, refer to Note 21, “Assets Held for Sale.” The terms of the international revolving credit facility included certain financial covenants, a guarantee of the international revolving credit facility by the Company and a security agreement that includes collateralizing substantially all of the Quad Europe Sp. z.o.o. assets. The multicurrency international revolving credit facility expired on February 28, 2025, and bore interest at the aggregate of WIBOR plus 1.40% for any Polish Zloty denominated borrowings or the aggregate of EURIBOR plus 1.45% for any Euro denominated borrowings. The Company held a second multicurrency international revolving credit facility until its expiration on October 31, 2024.

Fair Value of Debt

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.4 billion at December 31, 2025 and 2024. The fair value determination of the Company’s total debt was categorized as Level 2 in the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs). As of December 31, 2025, approximately $0.9 billion of the Company’s assets were pledged as security under various loans and other agreements.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Debt Issuance Costs

The debt issuance costs are amortized on a straight-line basis over the lives of the related debt instruments. Activity impacting the Company’s capitalized debt issuance costs for the years ended December 31, 2025 and 2024, was as follows:

Capitalized Debt Issuance Costs
Balance at January 1, 2024	$4.9
Debt issuance costs from October 18, 2024 debt financing arrangement	4.4
Amortization expense	(1.6)
Balance at December 31, 2024	7.7
Amortization expense	(1.6)
Balance at December 31, 2025	$6.1

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of December 31, 2025:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended December 31, 2025, the Company’s Total Leverage Ratio was 1.84 to 1.00).

•If there is any amount outstanding on the revolving credit facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:

◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024 (for the twelve months ended December 31, 2025, the Company’s Senior Secured Leverage Ratio was 1.55 to 1.00).

◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended December 31, 2025, the Company’s Interest Coverage Ratio was 4.75 to 1.00).

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00, but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of December 31, 2025, was 1.84 to 1.00, the limitations described above are not currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are currently not applicable, as the Company’s Senior Secured Leverage Ratio was 1.55 to 1.00 and Total Net Leverage Ratio was 1.55 to 1.00, as of December 31, 2025.

Estimated Principal Payments

The approximate annual principal amounts due on long-term debt, excluding $6.1 million for future amortization of debt issuance costs, at December 31, 2025, were as follows:

Principal Payments
2026	$47.0
2027	43.0
2028	42.2
2029	241.5
2030	2.3
Total	$376.0

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

The Company’s ROU assets for both operating and finance leases are reviewed for impairment losses on a quarterly basis in line with ASC 360-10 — Property, Plant, and Equipment — Overall. The Company recorded impairment charges of $0.2 million and $3.1 million for the year ended December 31, 2025 and December 31, 2024, respectively, to reduce the carrying value of certain ROU assets.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following summarizes certain lease information for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Lease cost (1)
Finance lease cost:
Amortization of right-of-use assets	$0.9	$2.1
Interest on lease liabilities	0.1	0.4
Operating lease cost	23.2	23.8
Short-term lease cost	0.4	0.5
Sublease income	(0.4)	(0.3)
Total lease cost	$24.2	$26.5

Other information (1)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.1	$0.4
Operating cash flows from operating leases	25.1	26.3
Financing cash flows from finance leases	1.0	2.7
Right-of-use assets obtained in exchange for new finance lease liabilities	0.3	0.9
Right-of-use assets obtained in exchange for new operating lease liabilities	12.6	11.2
Weighted-average remaining lease term — finance leases	3 years	3.3 years
Weighted-average remaining lease term — operating leases	3.7 years	4.2 years
Weighted-average discount rate — finance leases	7.0%	5.0%
Weighted-average discount rate — operating leases	6.0%	6.1%
______________________________
(1)Includes information related to leases classified as held for sale as of December 31, 2024. For more information on the assets and liabilities classified as held for sale, refer to Note 21, “Assets Held for Sale.”

The components of finance lease assets at December 31, 2025 and 2024, were as follows:

	2025	2024
Leased equipment—gross	$9.9	$11.8
Less: accumulated depreciation	(8.6)	(9.8)
Leased equipment—net (1)	$1.3	$2.0
______________________________
(1)Leased equipment - net totaling $5.4 million are classified as held for sale and are included in other long-term assets within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 21, “Assets Held for Sale,” for further information on the assets classified as held for sale. These balances are excluded from the table above.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Future maturities of lease liabilities at December 31, 2025, were as follows:

	Future Maturities of Operating Leases	Future Maturities of Finance Leases
2026	$26.6	$0.6
2027	22.7	0.5
2028	15.3	0.2
2029	7.4	0.1
2030	4.9	—
2031 and thereafter	4.0	—
Total minimum payments	80.9	1.4
Less: present value discount	(8.1)	(0.1)
Present value of minimum payments	72.8	1.3
Less: current portion	(23.0)	(0.5)
Long-term lease liability	$49.8	$0.8

Note 12. Income Taxes

Income taxes have been based on the following components of earnings (loss) before income taxes for the years ended December 31, 2025 and 2024:

	2025	2024
United States	$7.8	$(8.6)
Foreign	24.7	(35.9)
Total	$32.5	$(44.5)

The components of income tax expense for the years ended December 31, 2025, and 2024, were as follows:

	2025	2024
Federal:
Current	$0.9	$2.9
Deferred	(2.9)	(2.3)
State:
Current	0.8	0.8
Deferred	(0.7)	0.1
Foreign:
Current	3.2	4.7
Deferred	4.2	0.2
Total income tax expense	$5.5	$6.4

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company adopted Accounting Standards Update 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” during the year ended December 31, 2025 on a prospective basis. ASU 2023-09 amends ASC 740, Income Taxes, to expand income tax disclosures and requires that the Company disclose: (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid by jurisdiction.

Adoption of the ASU did not affect the Company’s consolidated financial position, results of operations, or cash flows, but it resulted in expanded income tax disclosures included herein for the year ended December 31, 2025. The following table below provides the updated requirements of ASU 2023-09 and outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s income tax expense for the year ended December 31, 2025:

	2025
	$	%
United States statutory tax rate	$6.8	21.0%
State and local income taxes, net of federal income tax effect (1)	0.1	0.4%
Foreign tax effects
Mexico
Foreign rate differential	1.6	5.1%
Deferred tax liability for unremitted earnings	1.4	4.4%
Adjustment to valuation allowances (2)	(1.1)	(3.2)%
Other	0.7	2.1%
Other foreign jurisdictions	0.4	1.3%
Tax credits	(0.8)	(2.6)%
Adjustment to valuation allowances (3)	(2.8)	(8.8)%
Nontaxable or nondeductible items
Stock sale of foreign subsidiary	(3.6)	(11.2)%
Executive compensation limitation	2.3	7.0%
Nondeductible bad debt	1.2	3.6%
Changes in unrecognized tax benefits	(0.3)	(1.0)%
Other adjustments
Adjustment of deferred tax liabilities	(0.7)	(2.2)%
Other	0.3	1.1%
Income tax expense	$5.5	17.0%
______________________________
(1)During the year ended December 31, 2025, state taxes in Oregon and Texas made up the majority of the tax effect in this category. The $0.1 million effective rate reconciling item for State taxes, net of federal benefit, in 2025, includes a $0.5 million adjustment for partial release of valuation allowance reserves.
(2)The $1.1 million adjustment to valuation allowances in Mexico in the year ended December 31, 2025, primarily relates to releasing reserves related to expiring net operating loss carryforwards.
(3)The $2.8 million adjustment to valuation allowances in the year ended December 31, 2025, primarily relates to releasing reserves related to deferred tax assets for interest limitation for federal income tax purposes.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s income tax expense for the year ended December 31, 2024:

2024
Federal statutory rate	$(9.3)
Adjustment to valuation allowances	14.5
Impairment on European operations	8.7
Adjustment of uncertain tax positions and audit assessments	(5.9)
Adjustment of deferred tax liabilities	(4.8)
Executive compensation limitation	2.7
Other permanent tax differences	1.2
Impact from foreign branches	(1.1)
Credits	(0.9)
State taxes, net of federal benefit	0.9
Foreign rate differential	0.3
Other	0.1
Income tax expense	$6.4

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

The following is a supplemental schedule of cash paid for income taxes (net of refunds) for the year ended December 31, 2025:

2025
U.S. Federal	$1.0
State:
Oregon	0.5
Other	0.2
State total	0.7
Foreign:
Mexico	1.5
Poland	0.2
Other	0.4
Foreign total	2.1
Total cash paid for income taxes (net of refunds)	$3.8

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Deferred Income Taxes

The significant deferred tax assets and liabilities as of December 31, 2025 and 2024, were as follows:

	2025	2024
Deferred tax assets:
Net operating loss and other tax carryforwards	$70.7	$67.3
Goodwill and intangible assets	18.0	23.6
Pension and workers' compensation benefits	16.2	20.1
Research or experimental expenditures	15.4	15.3
Accrued liabilities	9.2	8.6
Interest limitation	6.4	9.9
Accrued compensation	6.3	7.0
Allowance for doubtful accounts	3.4	5.3
Other	4.8	7.7
Total deferred tax assets	150.4	164.8
Valuation allowance	(92.9)	(97.9)

Net deferred tax assets (1)	$57.5	$66.9

Deferred tax liabilities:
Property, plant and equipment	$(53.4)	$(58.2)
Other	(3.9)	(4.8)
Total deferred tax liabilities	(57.3)	(63.0)

Net deferred tax assets	$0.2	$3.9
______________________________
(1)Deferred tax assets totaling $3.8 million are classified as held for sale and are included in other long-term assets within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 21, “Assets Held for Sale,” for further information on the assets classified as held for sale. These balances are excluded from the table above.

The Company has recorded deferred income tax liabilities of $4.0 million and $3.2 million as of December 31, 2025 and 2024, respectively, which were included in deferred income taxes in the consolidated balance sheets. The Company has also recorded deferred income tax assets of $4.2 million and $7.1 million as of December 31, 2025 and 2024, respectively, which were included in other long-term assets in the consolidated balance sheets.

At December 31, 2025, the Company had the following gross amounts of tax-related carryforwards:

•Net operating loss carryforwards of $8.3 million, $21.1 million and $477.4 million for federal, foreign and state, respectively. The federal net operating loss carryforward is available without expiration. Of the foreign net operating loss carryforwards, $3.9 million is available without expiration, while the remainder expires through 2045. Of the state net operating loss carryforwards, $82.2 million is available without expiration, while the remainder expires through 2045.

•Various credit carryforwards of $6.7 million and $40.2 million for federal and state, respectively. The federal carryforward expires through 2045 and the state credit carryforwards include $32.3 million that is available without expiration, while the remainder expires through 2039.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
As of December 31, 2025, the Company has recorded a valuation allowance of $92.9 million on its consolidated balance sheet primarily related to the tax-affected amounts of the above carryforwards. The valuation allowance includes $22.5 million, $8.0 million and $62.4 million of federal, foreign and state deferred tax assets, respectively, that are not expected to be realized.

Uncertain Tax Positions

The following table summarizes the activity of the Company’s liability for unrecognized tax benefits at December 31, 2025 and 2024:

	2025	2024
Balance at January 1,	$8.9	$16.7
Additions for tax positions of prior years	1.6	0.2
Reductions for tax positions of prior years	(1.7)	—
Lapses of applicable statutes of limitations	—	(6.7)
Cumulative translation adjustment	0.9	(1.3)
Balance at December 31,	$9.7	$8.9

As of December 31, 2025, $5.7 million of unrecognized tax benefits would impact the Company’s effective tax rate, if recognized.

The Company classified interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The following table summarizes the Company’s interest expense related to tax uncertainties and penalties recognized during the years ended December 31, 2025 and 2024:

	2025	2024
Interest expense	$0.2	$0.2
Penalties	0.3	0.4

Accrued interest and penalties related to income tax uncertainties are reported as components of other current liabilities and other long-term liabilities in the consolidated balance sheets. The following table summarizes the Company’s liabilities for accrued interest and penalties, after the impact of translation adjustments, related to income tax uncertainties at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Accrued interest	Accrued penalties	Accrued interest	Accrued penalties
Other current liabilities	$—	$—	$—	$—
Other long-term liabilities	3.6	2.3	2.9	1.7
Total liabilities	$3.6	$2.3	$2.9	$1.7

The Company has tax years from 2022 through 2025 that remain open and subject to examination by the Internal Revenue Service. Tax years from 2021 through 2025 remain open and subject to examination in the Company’s various major state jurisdictions within the United States. Tax years 2011 and 2016 through 2025 remain open and subject to examination or litigation in the Company’s major foreign jurisdictions.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation of earnings and has determined not to change its permanent reinvestment assertion for all jurisdictions except Mexico. The Company recorded an immaterial deferred income tax liability in the current year to represent the estimate of the U.S. income and foreign withholding tax associated with unremitted foreign earnings not considered permanently reinvested. The Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at December 31, 2025, and the Company does not provide for, nor expect to incur, any significant, additional taxes which could become payable upon repatriation of such amounts for jurisdiction that are considered permanently reinvested.

United States Tax Reform

On July 4, 2025, the United States government passed into law a broad reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), impacting various areas of domestic policy, including changes to the Internal Revenue Code. The OBBB Act did not have a material impact to the Company’s financial statements for the current period ended December 31, 2025. The Company anticipates the OBBB Act will result in a favorable reduction in U.S. cash tax payments for at least the next few years.

Reform of International Taxation

The Organization for Economic Co-operation and Development’s reform of international taxation known as Pillar Two Global Anti-Base Erosion Rules is effective for the Company since 2024. The Company continues to monitor ongoing developments concerning this tax reform within applicable jurisdictions. As of December 31, 2025, the Company qualifies for safe harbor provisions in jurisdictions with adopted Pillar 2 legislation and did not record a tax impact within its consolidated financial statements.

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

Level 3:    Unobservable inputs for the asset or liability. There were no Level 3 recurring measurements of assets or liabilities as of December 31, 2025.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Active Interest Rate Swaps

The active interest rate swaps are each designated as a cash flow hedge as they effectively convert the notional value of the Company’s variable rate debt based on one-month term SOFR to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. The key terms of the active interest rate swaps are as follows:

	April 23, 2024 Interest Rate Swap	August 8, 2025 Interest Rate Swap	August 28, 2025 Interest Rate Swap	September 18, 2025 Interest Rate Swap
Effective date	April 30, 2024	August 12, 2025	August 29, 2025	September 18, 2025
Termination date	March 31, 2027	September 30, 2028	September 30, 2028	September 30, 2028
Term	35 Months	37 Months	37 Months	36 Months
Notional amount	$50.0	$40.0	$20.0	$20.0
Fixed swap rate	4.67%	3.46%	3.34%	3.31%

The Company classifies interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the active interest rate swap classified as Level 2 as of December 31, 2025 and 2024, were as follows:

	Balance Sheet Location	December 31, 2025	December 31, 2024
Interest rate swap liabilities	Other long-term liabilities	(1.1)	(0.7)

The active interest rate swaps were highly effective as of December 31, 2025. No amount of ineffectiveness has been recorded into earnings related to the active interest rate swaps. The cash flows associated with the active interest rate swaps have been recognized as an adjustment to interest expense in the consolidated statements of operations, and the changes in the fair value of the active interest rate swaps have been included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2025	2024
Cash Flow Impacts
Net interest received	$—	$(0.1)
Loss recognized in other comprehensive income (loss)	$0.4	$0.7

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

The cash flows associated with the terminated interest rate swap have been recognized as an adjustment to interest expense in the consolidated statements of operations:

Year Ended December 31, 2024
Cash Flow Impacts
Net interest received	$(1.0)

Impacts with Swaps as Nonhedging Instruments
Loss recognized in interest expense excluded from hedge effectiveness assessments	$0.9
Amounts reclassified out of accumulated other comprehensive loss to interest expense	0.6
Net interest expense	(1.0)
Total impact of swaps to interest expense	$0.5

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Interest Rate Collars

The Company currently has one interest rate collar contract. Another previously held interest rate collar contract, effective on February 1, 2023, terminated on October 31, 2025. The purpose of entering into the contracts was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable-rate debt. The remaining interest rate collar is designated as a cash flow hedge as it effectively converts the notional value of the Company’s variable rate debt based on one-month term SOFR to a fixed rate if that month’s interest rate is outside of the collars’ floor and ceiling rates, including a spread on underlying debt, and a monthly reset in the variable interest rate. The key terms of the interest rate collar are as follows:

December 12, 2022 Interest Rate Collar
Effective date	February 1, 2023
Termination date	October 30, 2026
Term	45 Months
Notional amount	$75.0
Floor Rate	2.09%
Ceiling Rate	5.00%

The Company classifies interest rate collars as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate collars classified as Level 2 as of December 31, 2025 and 2024, were as follows:

	Balance Sheet Location	December 31, 2025	December 31, 2024
Interest rate collar assets	Prepaid expenses and other current assets	$—	$0.1

The interest rate collar was highly effective as of December 31, 2025. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate collars have been recognized as an adjustment to interest expense in the consolidated statements of operations, and the changes in the fair value of the interest rate collars have been included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2025	2024
Net interest received	$—	$(0.4)
Gain recognized in other comprehensive income (loss)	$—	$(0.2)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. As of December 31, 2025, there were three open foreign currency exchange contracts for the future collections of the note receivable from the sale of the European operations, designated as cash flow hedges, with a total notional value of $26.2 million. The change in the fair value of the cash flow hedges resulted in a loss of $0.3 million included in other comprehensive income (loss) during the year ended December 31, 2025.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the years ended December 31, 2025 and 2024, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. See Note 10, “Debt,” for the fair value of the Company’s debt as of December 31, 2025 and 2024.

Other Estimated Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets that may result in impairment charges, which are categorized as Level 3. See Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net”; Note 4, “Goodwill and Other Intangible Assets”; Note 7, “Property, Plant and Equipment”; Note 11, “Leases”; and Note 21, “Assets Held for Sale,” for further discussion on fair value remeasurements. See Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net” and Note 21, “Assets Held for Sale,” for impairment charges recorded as a result of the remeasurement of certain long-lived assets.

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of December 31, 2025 and 2024. See Note 14, “Employee Retirement Plans,” for the details of Level 1 and Level 2 inputs related to employee retirement plans.

Note 14. Employee Retirement Plans

Defined Contribution Plans

The Quad/Graphics, Inc. Diversified Plan is comprised of participant-directed 401(k) contributions, Company match and profit sharing contributions, with total participant assets of $2.1 billion as of December 31, 2025. Company 401(k) matching contributions were $14.3 million and $13.9 million for the years ended December 31, 2025 and 2024, respectively. The Company’s Employee Stock Ownership Plan holds profit sharing contributions of Company stock, which are made at the discretion of the Company’s Board of Directors. There were no profit sharing contributions for the years ended December 31, 2025 and 2024.

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

The components of net pension (expense) income for the years ended December 31, 2025 and 2024, were as follows:

	Pension Benefits
	2025	2024
Interest cost	$(14.7)	$(16.4)
Expected return on plan assets	14.5	18.2
Amortization of actuarial loss	(1.0)	(1.0)
Net periodic pension (expense) income	(1.2)	0.8
Settlement charge from defined benefit pension plan annuitization	(12.8)	—
Net pension (expense) income	$(14.0)	$0.8

The Company made $0.3 million in benefit payments to its non-qualified defined benefit pension plans and made no contributions to its qualified benefit pension plans during the year ended December 31, 2025.

During 2025, the Company entered into a group annuity contract with Fidelity & Guaranty Life Insurance Company and Fidelity & Guaranty Life Insurance Company of New York (collectively “F&G”) to de-risk the defined benefit pension plan by transferring a portion of its defined benefit obligations. The transaction resulted in a reduction of $96.1 million of projected benefit obligations and a $94.0 million distribution of plan assets to F&G. In connection with this settlement, the Company recognized a non-cash settlement charge of $12.8 million in accordance with ASC 715 — Compensation — Retirement Benefits.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The underfunded pension obligations are calculated using generally accepted actuarial methods and are measured annually as of December 31. The following table provides a reconciliation of the projected benefit obligation, fair value of plan assets and the underfunded status of the pension plans as of December 31, 2025 and 2024:

	Pension Benefits
	2025	2024
Changes in benefit obligation
Projected benefit obligation, beginning of year	$(312.6)	$(342.7)
Interest cost	(14.8)	(16.4)
Actuarial gain	1.6	14.0
Benefits paid	25.5	32.5
Liability impact from settlement:
Liability reduction from pension plan annuitization	96.1	—
Liability reduction from other settlement activity	2.0	—
Total liability impact from settlement	98.1	—
Projected benefit obligation, end of year	(202.2)	(312.6)

Changes in plan assets
Fair value of plan assets, beginning of year	278.5	303.3
Actual gain on plan assets	23.1	5.6
Employer contributions	0.3	2.1
Benefits paid	(25.5)	(32.5)
Asset impact from settlement:
Asset distribution for pension plan annuitization	(94.0)	—
Asset distribution for other settlement	(2.8)	—
Total asset impact from settlement	(96.8)	—
Fair value of plan assets, end of year	179.6	278.5

Underfunded status	$(22.6)	$(34.1)

The underfunded defined benefit plan obligations decreased by $11.5 million during the year ended December 31, 2025. This decrease in the underfunded status was primarily due to a decrease in overall pension obligations of $110.4 million from a $98.1 million reduction in benefit obligations from the pension plan settlement, $25.5 million in benefits paid and $1.6 million from an actuarial gain, offset by a $14.8 million increase in interest cost due to a 39 basis point decrease in the pension discount rate from 5.55% at December 31, 2024, to 5.16% at December 31, 2025. This decrease in pension obligations was partially offset by an overall decrease of $98.9 million in pension plan assets from a $96.8 million asset distribution for the pension plan settlement, and $25.5 million in benefits paid, offset by an actual gain on pension plan assets of $23.1 million, or 9.84%, during the year ended December 31, 2025, which was above the expected long-term return on plan assets assumption of 5.75%, and employer contributions of $0.3 million.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Amounts recognized on the consolidated balance sheets as of December 31, 2025 and 2024, were as follows:

	Pension Benefits
	2025	2024
Current liabilities	$(1.8)	$(1.7)
Noncurrent liabilities	(20.8)	(32.4)
Total amount recognized	$(22.6)	$(34.1)

The following table provides a reconciliation of the Company’s accumulated other comprehensive loss prior to any deferred tax effects at December 31, 2025 and 2024:

Actuarial Gain / (Loss), net
Balance at January 1, 2024	$(53.0)
Amortization included in net loss	1.0
Amount arising during the period	1.3
Balance at December 31, 2024	(50.7)
Amortization included in net earnings	1.0
Amount arising during the period	11.5
Impact of defined benefit pension plan settlement charge included in net earnings	12.8
Balance at December 31, 2025	$(25.4)

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

The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2025 and 2024, were as follows:

	Pension Benefits
	2025	2024
Discount rate	5.55%	5.11%
Expected long-term return on plan assets	5.75%	6.30%

The weighted average assumptions used to determine pension benefit obligations at December 31, 2025 and 2024, were as follows:

	Pension Benefits
	2025	2024
Discount rate (end of year rate)	5.16%	5.55%

The Company determines its assumed discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Estimated Company Contributions and Benefit Payments

In 2026, the Company expects to make cash contributions of $5.9 million to its qualified defined benefit pension plans and expects to make estimated benefit payments of $1.8 million to its non-qualified defined benefit pension plans. The actual pension contributions may differ based on the funding calculations, and the Company may choose to make additional discretionary contributions. The estimated benefit payments may differ based on actual experience.

Estimated Future Benefit Payments by the Plans to or on Behalf of Plan Participants

An estimate of the Plans’ present value of future benefit payments to be made from funded qualified plans and unfunded non-qualified plans to plan participants at December 31, 2025, were as follows:

Future Pension Benefit Payments
2026	$28.8
2027	19.8
2028	18.8
2029	18.2
2030	17.2
2031 - 2035	74.8
Thereafter	24.6
Total	$202.2

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

The current target allocations for plan assets on a weighted average basis are 25% equity securities and 75% debt securities, including cash and cash equivalents. The actual asset allocation as of December 31, 2025 and December 31, 2024, was approximately 22% equity securities and 78% debt securities, respectively. Equity investments are diversified by country, issuer and industry sector. Debt securities primarily consist of government bonds and corporate bonds from diversified industries.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The fair values of the Company’s pension plan assets at December 31, 2025 and 2024, by asset category were as follows:

	December 31, 2025				December 31, 2024
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.7	$0.7	$—	$—	$0.7	$0.7	$—	$—
Debt securities	44.3	—	44.3	—	68.5	—	68.5	—
Equity securities	5.8	—	5.8	—	10.8	—	10.8	—
Total pension plan assets, excluding those measured at net asset value (“NAV”)	50.8	$0.7	$50.1	$—	80.0	$0.7	$79.3	$—
Investments measured at NAV (1)	128.8				198.5
Total pension plan assets	$179.6				$278.5
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

There were no Level 3 assets as of December 31, 2025 and 2024. See Note 13, “ Financial Instruments and Fair Value Measurements,” for definitions of fair value levels.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2025:

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The fair value measurements in common/collective trusts, calculated using a NAV and their redemption restrictions, for the years ended December 31, 2025 and 2024, are as follows:

	Fair Value		Redemption Frequency (If Currently Eligible)	Redemption Notice Period
	2025	2024
JP Morgan Chase Bank Strategic Property Fund	$8.2	$7.9	Quarterly	30 days
Pyramis Long Corporate A or Better	12.8	19.5	Daily	15 days
Pyramis Long Duration	4.1	10.7	Daily	15 days
Pyramis 810 Corporate	74.7	115.5	Daily	15 days
Russell 3000 Index NL	25.5	41.8	Daily	1 day
NT Collective Short Term Investment Fund	3.5	3.1	Daily	1 day
Total value of investments measured at NAV	$128.8	$198.5

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The Company has withdrawn from all significant MEPPs and replaced these union sponsored “promise to pay in the future” defined benefit plans with a Company sponsored “pay as you go” defined contribution plan. The two MEPPs, the Graphic Communications International Union - Employer Retirement Fund (“GCIU”) and Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (“GCC”), are significantly underfunded, and require the Company to pay a withdrawal liability to fund its pro rata share of the underfunding as of the plan year the full withdrawal was completed. As a result of the decision to withdraw, the Company accrued the withdrawal liability based on information provided by each plan’s trustee.

The GCIU Plan is a defined benefit plan that provides retirement benefits, total and permanent disability benefits, and pre-retirement death benefits for the former participating union employees of the Company. The funded status of the GCIU Plan is classified as critical and declining based on the GCIU Plan’s 2025 certification to the United States Department of Labor and will be deemed critical through December 31, 2051. As a result, the GCIU Plan implemented a rehabilitation plan to improve the plan’s funded status. In 2019, the Company and the GCIU reached a settlement agreement for all claims, with scheduled payments until April 2032.

The GCC Plan is a defined benefit plan that provides retirement benefits, disability benefits, and early retirement benefits for the former participating union employees of the Company. The Company made its final payment to the GCC in February 2024.

The Company made payments totaling $3.9 million and $4.3 million for the years ended December 31, 2025 and 2024, respectively. The Company has reserved $19.3 million as the total GCIU withdrawal liability as of December 31, 2025, of which $16.8 million was recorded in other long-term liabilities and $2.5 million was recorded in other current liabilities in the consolidated balance sheets.

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

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments excluded from the computation of diluted earnings per share were 0.3 million for the year ended December 31, 2025. Due to the net loss incurred during the year ended December 31, 2024, the assumed exercise of all equity incentive instruments were anti-dilutive and therefore, not included in the diluted loss per share calculation.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the years ended December 31, 2025 and 2024, are summarized as follows:

	2025	2024
Numerator:
Net earnings (loss)	$27.0	$(50.9)

Denominator:
Basic weighted average number of common shares outstanding for all classes of common stock	47.6	47.6
Plus: effect of dilutive equity incentive instruments	2.3	—
Diluted weighted average number of common shares outstanding for all classes of common shares	49.9	47.6

Earnings (loss) per share:
Basic	$0.57	$(1.07)
Diluted	$0.54	$(1.07)

Cash dividends paid per common share for all classes of common shares	$0.30	$0.20

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

The 2020 Plan provides for an aggregate 9,000,000 shares of class A common stock reserved for issuance, plus shares still available for issuance or re-credited under the 2010 Plan. Awards under the 2020 Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance share units, shares of class A common stock, restricted stock (“RS”), restricted stock units (“RSU”), deferred stock units (“DSU”) or other stock-based awards as determined by the Company’s Board of Directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the class A common stock on the date of grant. There were 3,382,328 shares of class A common stock reserved for issuance under the 2020 Plan as of December 31, 2025. Authorized unissued shares or treasury shares may be used for issuance under the Company’s equity incentive programs. The Company plans to either use treasury shares of its class A common stock or issue shares of class A common stock to meet the stock requirements of its awards in the future.

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

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the consolidated statements of operations and includes expense recognized for liability awards that are remeasured on a quarterly basis. The total compensation expense recognized related to all equity incentive programs for the years ended December 31, 2025 and 2024, was as follows:

	Year ended December 31,
	2025	2024
RS and RSU equity awards expense	$5.6	$6.2
DSU awards expense	1.0	1.1
Total equity incentive compensation expense	$6.6	$7.3

Total future compensation expense related to all equity incentive programs granted as of December 31, 2025, was estimated to be $6.7 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $4.2 million for 2026, $2.2 million for 2027 and $0.3 million for 2028.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The following table is a summary of RS and RSU award activity for the year ended December 31, 2025:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)
Nonvested at December 31, 2024	4,264,407	$4.45	1.1	147,953	$4.46	1.1
Granted	851,510	6.96		66,445	6.33
Vested	(1,386,798)	3.97		(36,366)	4.00
Forfeited	(310,179)	4.95		(54,986)	4.65
Nonvested at December 31, 2025	3,418,940	$5.23	1.0	123,046	$5.52	1.4

In general, RS and RSU awards will vest on the third anniversary of the grant date, provided the holder of the share is continuously employed by the Company until the vesting date. Compensation expense recognized for RS and RSUs classified as equity was $5.6 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively.

Deferred Stock Units

Deferred stock units are awards of rights to shares of the Company’s class A stock and are awarded to non-employee directors of the Company. The following table is a summary of DSU award activity for the year ended December 31, 2025:

	Deferred Stock Units
	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	1,037,087	$5.95
Granted	176,032	5.60
Dividend equivalents granted	45,201	5.87
Settled	(410,772)	6.61
Outstanding at December 31, 2025	847,548	$5.56

Each DSU award entitles the grantee to receive one share of class A stock upon the earlier of the separation date of the grantee or the second anniversary of the grant date, but could be subject to acceleration for a change in control, death or disability as defined in the individual DSU grant agreement. Grantees of DSU awards may not exercise voting rights, but are credited with dividend equivalents and those dividend equivalents will be converted into additional DSU awards based on the closing price of the class A stock. Compensation expense recognized for DSUs was $1.0 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. As DSU awards are fully vested on the grant date, all compensation expense was recognized at the date of grant.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 17. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
December 31, 2025	105.0	37.6	4.9	42.5
December 31, 2024	105.0	38.8	3.7	42.5

Class B stock ($0.025 par value)
December 31, 2025	80.0	13.3	—	13.3
December 31, 2024	80.0	13.3	—	13.3

Class C stock ($0.025 par value)
December 31, 2025	20.0	—	0.5	0.5
December 31, 2024	20.0	—	0.5	0.5

In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at December 31, 2025 and 2024. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no share repurchases during the year ended December 31, 2024. The following repurchases occurred during the year ended December 31, 2025:

2025
Shares of Class A common stock	1,485,803
Weighted average price per share	$5.40
Total repurchases during the period (in millions)	$8.0

As of December 31, 2025, there were $69.5 million of authorized repurchases remaining under the program.

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

The dividend activity related to the then outstanding shares for the year ended December 31, 2025 is as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2025
Q4 Dividend	October 20, 2025	November 17, 2025	December 5, 2025	$0.075
Q3 Dividend	July 21, 2025	August 18, 2025	September 5, 2025	$0.075
Q2 Dividend	April 22, 2025	May 22, 2025	June 6, 2025	$0.075
Q1 Dividend	February 12, 2025	February 28, 2025	March 14, 2025	$0.075
Note 18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2025 and 2024, were as follows:

	Translation Adjustments	Interest Rate Derivative Adjustments	Pension Benefit Plan Adjustments	Total
Balance at January 1, 2024	$(75.5)	$(2.1)	$(40.0)	$(117.6)
Other comprehensive income (loss) before reclassifications	(15.5)	(0.5)	1.3	(14.7)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	0.6	0.5	1.1
Net other comprehensive income (loss)	(15.5)	0.1	1.8	(13.6)
Balance at December 31, 2024	(91.0)	(2.0)	(38.2)	(131.2)
Other comprehensive income (loss) before reclassifications	50.4	(0.4)	11.5	61.5
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	—	10.2	10.2
Net other comprehensive income (loss)	50.4	(0.4)	21.7	71.7
Balance at December 31, 2025	$(40.6)	$(2.4)	$(16.5)	$(59.5)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
The details about the reclassifications from accumulated other comprehensive loss to net earnings (loss) for the years ended December 31, 2025 and 2024, were as follows:

Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31,		Consolidated Statements of Operations Presentation
	2025	2024
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges	$—	$0.6	Interest expense
Impact of income taxes	—	—	Income tax expense
Amortization of amounts accumulated for interest rate swaps de-designated as cash flow hedges, net of tax	—	0.6

Settlement charge from defined benefit pension plan annuitization	12.8	—	Net pension expense (income)
Amortization of actuarial loss	1.0	1.0	Net pension expense (income)
Impact of income taxes	(3.6)	(0.5)	Income tax expense
Reclassification of pension adjustments, net of tax	10.2	0.5

Total reclassifications for the period, net of tax	$10.2	$1.1

Note 19. Segment Information

The Company adopted Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” during the year ended December 31, 2024. The Company’s operating and reportable segments are aligned with how the chief operating decision maker (the “CODM”) of the Company (the Chairman and Chief Executive Officer) currently manages the business. On a monthly basis, the CODM receives discrete financial information, including operating income (loss), for the United States Print and Related Services and International segments, as well as for the Corporate non-operating segment. This information is used to make resource allocation decisions for the entire Company. Intercompany transactions, including sales between the Company’s operating and reportable segments, have been eliminated in consolidation.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
International

The International segment consists of the Company’s printing operations in Europe and Latin America, including operations in England, France, Germany, Poland, Colombia, Mexico and Peru. The Company sold its European operations on February 28, 2025. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

The following tables provide segment information for the years ended December 31, 2025 and 2024:

	United States Print and Related Services	International	Corporate	Total
Year Ended December 31, 2025
Net sales
Products	$1,688.7	$202.6	$—	$1,891.3
Services	525.7	2.9	—	528.6
Total net sales	2,214.4	205.5	—	2,419.9
Less (1):
Cost of sales	$1,723.3	$173.3	$—	$1,896.6
Selling, general and administrative expenses	261.9	14.5	49.5	325.9
Depreciation and amortization	72.4	5.9	0.3	78.6
Restructuring, impairment and transaction-related charges, net	25.1	3.9	(7.2)	21.8
Operating income (loss)	$131.7	$7.9	$(42.6)	$97.0

Capital expenditures by segment	$41.7	$3.5	$—	$45.2

Total assets by segment	$1,035.2	$151.6	$66.1	$1,252.9
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

Restructuring, impairment and transaction-related charges, net for the years ended December 31, 2025 and 2024, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net.”

A reconciliation of operating income to earnings (loss) before income taxes as reported in the consolidated statements of operations for the years ended December 31, 2025 and 2024, was as follows:

	2025	2024
Operating income	$97.0	$19.2
Less: interest expense	50.5	64.5
Less: net pension expense (income)	14.0	(0.8)
Earnings (loss) before income taxes	$32.5	$(44.5)

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 20. Geographic Area Information

The table below presents the Company’s net sales and long-lived assets as of and for the years ended December 31, 2025 and 2024, by geographic region. The amounts in this table differ from the segment data presented in Note 19, “Segment Information,” because each operating segment includes operations in multiple geographic regions, based on the Company’s management reporting structure.

	United States	Europe	Latin America	Other	Combined
2025
Net sales
Products	$1,642.3	$19.6	$220.9	$8.5	$1,891.3
Services	525.7	2.9	—	—	528.6
Property, plant and equipment—net	405.8	—	49.8	6.0	461.6
Operating lease right-of-use assets—net	61.9	—	1.3	4.8	68.0
Other intangible assets—net	13.6	—	0.1	—	13.7
Other long-term assets	57.9	—	4.5	1.2	63.6

2024
Net sales
Products	$1,729.7	$134.4	$227.1	$8.0	$2,099.2
Services	554.5	18.5	—	—	573.0
Property, plant and equipment—net (1)	445.4	—	46.8	7.5	499.7
Operating lease right-of-use assets—net (2)	71.9	—	1.3	5.7	78.9
Other intangible assets—net	7.2	—	—	—	7.2
Other long-term assets (3)	42.5	28.4	7.1	0.6	78.6
______________________________
(1)Property, plant and equipment - net held within the Europe geographic region totaling $22.1 million are classified as held for sale and are included in other long-term assets within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 21, “Assets Held for Sale,” for further information on the European operations classified as held for sale.
(2)Operating lease right-of-use assets - net held within the Europe geographic region totaling $1.6 million are classified as held for sale and are included in other long-term assets within the Company’s consolidated balance sheet as of December 31, 2024. Refer to Note 21, “Assets Held for Sale,” for further information on the European operations classified as held for sale.
(3)Other long-term assets held within the Europe geographic region include $22.1 million of property, plant and equipment, $1.6 million of operating lease right-of-use assets and $3.9 million of other long-term assets classified as held for sale as of December 31, 2024. Refer to Note 21, “Assets Held for Sale,” for further information on the European operations classified as held for sale.

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
Note 21. Assets Held for Sale

Effective during the third quarter of 2024, the Company, having the authority to approve the action, committed to a plan to sell its European operations as part of an ongoing strategic focus to optimize its business portfolio for growth as an MX company. Accordingly, as of September 30, 2024, the Company had classified its European operations as held for sale, as required by ASC 360-10 – “Long Lived Assets”, and had continued this classification as of December 31, 2024. The Company’s European operations primarily consisted of all employees and facilities for Quad/Graphics Europe print and ink manufacturing headquartered in Wyszkow, Poland; the Peppermint agency in Warsaw, Poland; and Quad Point of Sale (including Marin’s International SAS), which had locations throughout Europe. The Company’s European operations had historically been included within the International segment and reporting unit.

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

QUAD/GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data and unless otherwise indicated)
For the year ended December 31, 2024, the European operations recognized net sales of $152.9 million and had an operating loss, including a non-cash impairment charges of $57.6 million, to reduce the carrying value of the majority of the European operations to fair value, including $41.6 million of non-cash impairment of foreign currency translation adjustments and $16.0 million of non-cash impairment of tangible property, plant and equipment. The fair value of the assets held for sale were determined by the Company to be Level 2 under the fair value hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 2 inputs) and were estimated based on revised expected net proceeds.

The sale was completed on February 28, 2025 (see Note 22, “Strategic Acquisition and Divestiture,” for further information).

Note 22. Strategic Acquisition and Divestiture

Acquisition of Enru Co-mail Assets

On April 1, 2025, the Company acquired the co-mailing assets of Enru, a third party co-mail and logistics solutions provider. The acquisition included co-mail related manufacturing equipment, technology and client relationships which complement and strengthen the Company’s existing co-mail platform. The total purchase price was $27.0 million, consisting of $16.3 million cash paid at closing, an estimated earn-out of $8.8 million, and a deferred payment of $1.9 million. The earn-out is based on the Company’s estimate to be paid over a maximum of five years, if certain financial metrics are achieved post-integration. Included in the purchase price allocation are $11.5 million of identifiable other intangible assets, which are amortized over their estimated useful lives, ranging from five to six years, $8.2 million of property, plant and equipment, and $7.3 million of goodwill, of which $3.5 million is deductible for tax purposes. The final allocation of the purchase price was based on valuations performed to determine the fair value of the assets and liabilities as of the acquisition date. The assets and liabilities acquired were classified as Level 3 in the valuation hierarchy (see Note 13, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs). The operations are included in the United States Print and Related Services segment.

Sale of European Operations

On February 28, 2025, the Company sold its European operations, which primarily consisted of all employees and facilities for Quad/Graphics Europe print and ink manufacturing headquartered in Wyszkow, Poland; the Peppermint agency in Warsaw, Poland; and Quad Point of Sale (including Marin’s International SAS), which has locations throughout Europe.

As of the sale date, the total sales price of $24.1 million consisted of a note receivable for $19.5 million, of which $4.3 million was recorded in receivables and $15.2 million was recorded in other long-term assets in the consolidated balance sheet, and retention of $4.6 million of cash classified as assets held for sale. In addition, debt and finance lease obligations of $7.4 million were assumed by the buyer and there are contingent considerations of $10.0 million based upon the European business achieving certain financial metrics. A pre-tax loss of $0.5 million is included in restructuring, impairment and transaction-related charges, net in the consolidated statement of operations for the year ended December 31, 2025.

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

Note 24. Subsequent Events

Declaration of Quarterly Dividend

On February 12, 2026, the Company declared a quarterly dividend of $0.10 per share, which will be paid on March 13, 2026, to shareholders of record as of February 27, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP (PCAOB ID No. 42), the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.

Audit Report of Independent Registered Public Accounting Firm

The audit report required under this Item 9A, “Controls and Procedures,” is contained in Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.     Other Information

During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is included under the captions “Election of Directors”, “Corporate Governance—Board Committees—Audit Committee”, “Corporate Governance—Insider Trading Policy” and “Miscellaneous—Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, Item 1, “Business,” of this Annual Report on Form 10-K.

The Company has adopted a Code of Business Conduct that applies to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, Controller and other persons performing similar functions. The Company has posted a copy of the Code of Business Conduct on its website at quad.com, and such Code of Business Conduct is available in print, without charge, to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct by posting such information on its website at quad.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is included under the captions “Compensation of Executive Officers,” “2025 Summary Compensation Table,” “Grants of Plan Based Awards in 2025,” “Outstanding Equity Awards at December 31, 2025,” “Option Exercises and Stock Vested in 2025,” “2025 Pension Benefits,” “2025 Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Corporate Governance—Board Committees—Compensation Committee Interlocks and Insider Participation,” and “Miscellaneous—Assessment of Compensation-Related Risk,” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Stock Ownership of Management and Others” in the Proxy Statement and is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2025. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 16, “Equity Incentive Programs,” to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	4,389,534	$—	3,382,328
Equity compensation plans not approved by security holders	—	—	—
Total	4,389,534	$—	3,382,328
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

(3.2)
Amended Bylaws of Quad/Graphics, Inc., as amended through May 21, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated May 21, 2025, and filed on May 23, 2025).

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

(4.7)
Amendment No. 10, dated as of August 20, 2025, to Second Amended and Restated Credit Agreement, dated as of April 28, 2014, by and among Quad/Graphics, Inc., as the Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

(4.8)
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

(10.15)++
Quad/Graphics, Inc. Executive Severance Plan, effective as of September 15, 2016 [participants are David Honan, Kelly Vanderboom, Julie Currie, Anthony Staniak, Donald McKenna, Dana Gruen and Robert Quadracci].

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

(10.20)++
Form of Deferred Stock Unit Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan (2025 Version) (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and filed on July 30, 2025).

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

(10.26)++
Quad/Graphics, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and filed on February 21, 2025).

(19)
Quad/Graphics, Inc. Insider Trading Policy, including Rule 10b5-1 Trading Plan Guidelines (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and filed on February 21, 2025).

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

(99)	Proxy Statement for the 2026 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2025; except to the extent specifically incorporated by reference, the Proxy Statement for the 2026 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K.]

Exhibit Number	Exhibit Description

(101)	Financial statements from the Annual Report on Form 10-K of Quad/Graphics, Inc. for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
______________________________
++    A management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of February 2026.

QUAD/GRAPHICS, INC.

By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Joel Quadracci	Chairman and Chief Executive Officer	February 18, 2026
J. Joel Quadracci	(Principal Executive Officer)

/s/ Anthony C. Staniak	Chief Financial Officer and Treasurer	February 18, 2026
Anthony C. Staniak	(Principal Financial Officer)

/s/ Anne M. Bauer	Vice President and Chief Accounting Officer	February 18, 2026
Anne M. Bauer	(Principal Accounting Officer)

/s/ Douglas P. Buth	Director	February 18, 2026
Douglas P. Buth

/s/ Beth-Ann Eason	Director	February 18, 2026
Beth-Ann Eason

/s/ Kathryn Quadracci Flores	Director	February 18, 2026
Kathryn Quadracci Flores

/s/ John C. Fowler	Director	February 18, 2026
John C. Fowler

/s/ Stephen M. Fuller	Director	February 18, 2026
Stephen M. Fuller

/s/ Christopher B. Harned	Director	February 18, 2026
Christopher B. Harned

/s/ Melanie A. Huet	Director	February 18, 2026
Melanie A. Huet

/s/ Jay O. Rothman	Director	February 18, 2026
Jay O. Rothman