Form 10-Q
period 2026-03-31
Quad/Graphics, Inc.
filed 2026-04-29
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of April 24, 2026
Class A Common Stock	38,297,540
Class B Common Stock	13,261,983
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended March 31, 2026

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net sales
Products	$456.2	$494.8
Services	124.8	134.6
Total net sales	581.0	629.4
Cost of sales
Products	377.6	414.4
Services	80.5	85.6
Total cost of sales	458.1	500.0
Operating expenses
Selling, general and administrative expenses	78.4	83.5
Depreciation and amortization	18.4	19.7
Restructuring, impairment and transaction-related charges, net	8.4	6.6
Total operating expenses	563.3	609.8
Operating income	17.7	19.6
Interest expense	10.0	12.4
Net pension (income) expense	(0.2)	0.4
Earnings before income taxes	7.9	6.8
Income tax expense	1.7	1.0
Net earnings	$6.2	$5.8

Earnings per share
Basic	$0.13	$0.12
Diluted	$0.13	$0.11

Weighted average number of common shares outstanding
Basic	47.7	48.0
Diluted	49.6	50.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net earnings	$6.2	$5.8

Other comprehensive income
Translation adjustments	(0.4)	40.9
Interest rate derivatives adjustments	0.8	(0.4)
Pension benefit plan adjustments	0.1	0.3
Other comprehensive income	0.5	40.8

Comprehensive income	$6.7	$46.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(UNAUDITED) March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$7.0	$63.3
Receivables, less allowances for credit losses of $21.1 million at March 31, 2026, and $20.9 million at December 31, 2025	311.6	294.8
Inventories	164.7	143.5
Prepaid expenses and other current assets	39.3	36.8
Total current assets	522.6	538.4
Property, plant and equipment—net	458.8	461.6
Operating lease right-of-use assets—net	64.6	68.0
Goodwill	107.6	107.6
Other intangible assets—net	12.5	13.7
Other long-term assets	64.8	63.6
Total assets	$1,230.9	$1,252.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$317.5	$342.0
Other current liabilities	163.8	211.7
Short-term debt and current portion of long-term debt	48.7	47.0
Current portion of finance lease obligations	0.5	0.5
Current portion of operating lease obligations	23.8	23.0
Total current liabilities	554.3	624.2
Long-term debt	384.5	322.9
Finance lease obligations	0.7	0.8
Operating lease obligations	45.2	49.8
Deferred income taxes	3.5	4.0
Other long-term liabilities	116.1	122.6
Total liabilities	1,104.3	1,124.3
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	840.8	846.2
Treasury stock, at cost	(34.5)	(36.3)
Accumulated deficit	(622.1)	(623.2)
Accumulated other comprehensive loss	(59.0)	(59.5)
Total shareholders’ equity	126.6	128.6
Total liabilities and shareholders’ equity	$1,230.9	$1,252.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net earnings	$6.2	$5.8
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	18.4	19.7
Impairment charges	0.2	0.3
Amortization of debt issuance costs and original issue discount	0.4	0.4
Stock-based compensation	1.3	1.6
Loss on the sale of a business	—	0.5
Deferred income taxes	(0.5)	0.1
Changes in operating assets and liabilities - net of divestiture	(119.7)	(117.4)
Net cash used in operating activities	(93.7)	(89.0)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13.3)	(11.3)
Cost investment in unconsolidated entities	—	(0.2)
Proceeds from the sale of property, plant and equipment	—	0.1
Other investing activities	(1.7)	(2.7)
Net cash used in investing activities	(15.0)	(14.1)

FINANCING ACTIVITIES
Payments of current and long-term debt	(9.0)	(6.3)
Payments of finance lease obligations	(0.1)	(0.4)
Borrowings on revolving credit facilities	354.3	398.1
Payments on revolving credit facilities	(282.4)	(300.6)
Purchases of treasury stock	(1.1)	(3.3)
Equity awards redeemed to pay employees’ tax obligations	(3.8)	(3.6)
Payment of cash dividends	(5.5)	(3.5)
Net cash provided by financing activities	52.4	80.4

Effect of exchange rates on cash and cash equivalents	—	(0.1)
Net decrease in cash and cash equivalents, including cash classified as held for sale	(56.3)	(22.8)
Less: net decrease in cash classified as held for sale	—	(1.7)
Net decrease in cash and cash equivalents	(56.3)	(21.1)
Cash and cash equivalents at beginning of period	63.3	29.2
Cash and cash equivalents at end of period	$7.0	$8.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	56.3	$1.4	$846.2	(5.4)	$(36.3)	$(623.2)	$(59.5)	$128.6
Net earnings	—	—	—	—	—	6.2	—	6.2
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.8	0.8
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Cash dividends declared ($0.10 per common share)	—	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation	—	—	1.3	—	—	—	—	1.3
Purchases of treasury stock	—	—	—	(0.2)	(1.1)	—	—	(1.1)
Issuance of share-based awards, net of other activity	—	—	(6.7)	1.4	6.7	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.5)	(3.8)	—	—	(3.8)
Balance at March 31, 2026	56.3	$1.4	$840.8	(4.7)	$(34.5)	$(622.1)	$(59.0)	$126.6

Condensed Consolidated Statement of Shareholders’ Equity For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	56.3	$1.4	$842.8	(4.2)	$(28.0)	$(635.1)	$(131.2)	$49.9
Net earnings	—	—	—	—	—	5.8	—	5.8
Foreign currency translation adjustments	—	—	—	—	—	—	40.9	40.9
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	(0.3)	(0.3)
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.075 per common share)	—	—	—	—	—	(3.8)	—	(3.8)
Stock-based compensation	—	—	1.6	—	—	—	—	1.6
Purchases of treasury stock	—	—	—	(0.6)	(3.3)	—	—	(3.3)
Issuance of share-based awards, net of other activity	—	—	(3.5)	0.8	3.5	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.5)	(3.6)	—	—	(3.6)
Balance at March 31, 2025	56.3	$1.4	$840.9	(4.5)	$(31.4)	$(633.1)	$(90.4)	$87.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Quad/Graphics, Inc. and its subsidiaries (the “Company” or “Quad”) have been prepared by the Company pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements as of and for the year ended December 31, 2025, and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 18, 2026.

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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three months ended March 31, 2026 and 2025. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. The results of operations and accounts of businesses acquired or divested are included in the consolidated financial statements from the date of acquisition or until the date of divestiture. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following tables provide information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three months ended March 31, 2026 and 2025:

	United States Print and Related Services	International	Total
Three Months Ended March 31, 2026
Catalog, publications, retail inserts and directories	$270.8	$26.2	$297.0
Direct mail and other printed products	132.3	23.8	156.1
Other	3.1	—	3.1
Total products	406.2	50.0	456.2
Logistics services	56.8	—	56.8
Marketing services and medical services	68.0	—	68.0
Total services	124.8	—	124.8
Total net sales	$531.0	$50.0	$581.0

Three Months Ended March 31, 2025
Catalog, publications, retail inserts and directories	$294.0	$40.1	$334.1
Direct mail and other printed products	125.9	32.6	158.5
Other	2.2	—	2.2
Total products	422.1	72.7	494.8
Logistics services	57.3	2.6	59.9
Marketing services and medical services	74.4	0.3	74.7
Total services	131.7	2.9	134.6
Total net sales	$553.8	$75.6	$629.4

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
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers, the Company defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. There was no activity impacting costs to obtain contracts for the three months ended March 31, 2026. The balance as of March 31, 2026 and December 31, 2025, was $0.4 million in both periods.

Note 3. Restructuring, Impairment and Transaction-Related Charges, Net

The Company recorded restructuring, impairment and transaction-related charges, net for the three months ended March 31, 2026 and 2025, as follows:

	Three Months Ended March 31,
	2026	2025
Employee termination charges	$4.4	$0.7
Impairment charges	0.2	0.3
Transaction-related charges	0.2	2.6
Integration costs	0.4	—
Other restructuring charges, net	3.2	3.0
Total	$8.4	$6.6

The net costs related to these activities have been recorded in the condensed consolidated statements of operations as restructuring, impairment and transaction-related charges, net. See Note 15, “Segment Information,” for restructuring, impairment and transaction-related charges, net by segment.

Restructuring Charges

The Company has a restructuring program related to eliminating excess manufacturing capacity and properly aligning its cost structure. The Company classifies the following charges as restructuring:
•Employee termination charges are incurred when the Company reduces its workforce through facility consolidations and separation programs.
•Integration costs are incurred primarily for the integration of acquisitions.
•Other restructuring charges, net consisted of the following during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Vacant facility carrying costs and lease exit charges	$2.7	$2.1
Equipment and infrastructure removal costs	0.2	0.4
Loss on the sale of a business	—	0.5
Other restructuring activities	0.3	—
Other restructuring charges, net	$3.2	$3.0

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
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

Impairment Charges

The Company recognized impairment charges of $0.2 million and $0.3 million during the three months ended March 31, 2026 and 2025, respectively, which consisted of machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

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

Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations in 2025. Transaction-related charges of $0.2 million and $2.6 million were recorded during the three months ended March 31, 2026 and 2025, respectively.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the three months ended March 31, 2026, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2025	$16.5	$—	$0.3	$0.3	$9.2	$26.3
Expense, net	4.4	0.2	0.2	0.4	3.2	8.4
Cash payments, net	(7.8)	—	(0.2)	(0.7)	(3.0)	(11.7)
Non-cash adjustments/reclassifications	—	(0.2)	—	—	(0.4)	(0.6)
Balance at March 31, 2026	$13.1	$—	$0.3	$—	$9.0	$22.4

The Company’s restructuring reserves at March 31, 2026, included a short-term and a long-term component. The short-term portion included $14.6 million in other current liabilities and $0.2 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $7.6 million is included in other long-term liabilities in the condensed consolidated balance sheets.

Note 4. Strategic Acquisition and Divestiture

Acquisition of Enru Co-mail Assets

On April 1, 2025, the Company acquired the co-mailing assets of Enru, a third party co-mail and logistics solutions provider. The acquisition included co-mail related manufacturing equipment, technology and client relationships which complement and strengthen the Company’s existing co-mail platform. The total estimated purchase price was $27.0 million, consisting of $16.3 million cash paid at closing, an estimated earn-out of $8.8 million, and a deferred payment of $1.9 million. The earn-out is based on the Company’s estimate to be paid over a maximum of five years, if certain financial metrics are

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
achieved post-integration. Included in the purchase price allocation are $11.5 million of identifiable other intangible assets, which are amortized over their estimated useful lives, ranging from five to six years, $8.2 million of property, plant and equipment, and $7.3 million of goodwill, of which $3.5 million is deductible for tax purposes. The final allocation of the purchase price was based on valuations performed to determine the fair value of the assets and liabilities as of the acquisition date. The assets and liabilities acquired were classified as Level 3 in the valuation hierarchy (see Note 9, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs). The operations are included in the United States Print and Related Services segment.

Sale of European Operations

On February 28, 2025, the Company sold its European operations, which primarily consisted of all employees and facilities for Quad/Graphics Europe print and ink manufacturing headquartered in Wyszkow, Poland; the Peppermint agency in Warsaw, Poland; and Quad Point of Sale (including Marin’s International SAS), which has locations throughout Europe.

As of the sale date, the total sales price of $24.1 million consisted of a note receivable for $19.5 million, of which $4.3 million was recorded in receivables and $15.2 million was recorded in other long-term assets in the condensed consolidated balance sheet, and retention of $4.6 million of cash classified as assets held for sale at that date. In addition, debt and finance lease obligations of $7.4 million were assumed by the buyer and there are contingent considerations of $10.0 million based upon the European business achieving certain financial metrics. A pre-tax loss of $0.5 million is included in restructuring, impairment and transaction-related charges, net in the condensed consolidated statement of operations for the three months ended March 31, 2025.

As of March 31, 2026, the Company did not receive payment from the buyer for the first annual note receivable payment of $6.2 million, including interest, which was due to be paid on February 28, 2026. The Company is currently working with the buyer to remedy this past due payment, and as of March 31, 2026, the Company has not recorded an allowance for credit losses on the note receivable, but will continue to evaluate in subsequent periods.

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

The Company has recorded credit loss expense of $1.3 million and $1.4 million during the three months ended March 31, 2026 and 2025, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
Activity impacting the allowance for credit losses for the three months ended March 31, 2026, was as follows:

Allowance for Credit Losses
Balance at December 31, 2025	$20.9
Provisions	1.3
Write-offs	(1.1)
Balance at March 31, 2026	$21.1

Note 6. Inventories

The components of inventories at March 31, 2026, and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Raw materials and manufacturing supplies	$97.0	$76.6
Work in process	24.3	22.4
Finished goods	43.4	44.5
Total	$164.7	$143.5

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

Note 8. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly. For the three months ended March 31, 2026, the estimated annual effective income tax rate differs from the from the statutory tax rate primarily due to net decreases in valuation allowance reserves, non-deductible expenses, and net controlled foreign corporation tested income (formerly known as global intangible low taxed income).

For the three months ended March 31, 2025, the Company used an estimated annual effective income tax rate to record its income tax expense. The estimated annual effective income tax rate differs from the statutory tax rate primarily due to net decreases in valuation allowance reserves.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. Based on the information available as of March 31, 2026, the Company has recorded its best estimate of the potential settlements of these audits. Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of March 31, 2026, was $10.2 million, an increase of $0.5 million from $9.7 million as of December 31, 2025. As of March 31, 2026, $6.2 million of unrecognized tax benefits would impact the Company’s effective tax rate, if recognized.

On July 4, 2025, the United States government passed into law a broad reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), impacting various areas of domestic policy, including changes to the Internal Revenue Code. The Company does not anticipate the OBBB Act will have a material impact to the Company's financial statements in the current year due to the Company’s valuation allowance reserves. The Company does, however, anticipate the OBBB Act will continue resulting in a favorable reduction in U.S. cash tax payments over the next few years.

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

Interest Rate Swaps

The Company currently holds four interest rate swap contracts. The purpose of entering into the contracts was to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt.

The interest rate swaps are each designated as a cash flow hedge as they effectively convert the notional value of the Company’s variable rate debt based on one-month term Secured Overnight Financing Rate (“SOFR”) to a fixed rate, including a spread on underlying debt, and a monthly reset in the variable interest rate. The key terms of the interest rate swaps are as follows:

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
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
The Company classifies interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swaps classified as Level 2 as of March 31, 2026, and December 31, 2025, were as follows:

	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate swap asset	Prepaid expenses and other current assets	$0.3	$—
Interest rate swap liabilities	Other long-term liabilities	$(0.5)	$(1.1)

The interest rate swaps were highly effective as of March 31, 2026. No amount of ineffectiveness has been recorded into earnings related to the interest rate swaps. The cash flows associated with the interest rate swaps have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the interest rate swaps have been included in other comprehensive income in the condensed consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2026	2025
Cash Flow Impacts
Net interest paid	$0.1	$—
(Gain) loss recognized in other comprehensive income	(0.8)	0.3

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

The Company classifies interest rate collars as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate collar classified as Level 2 as of March 31, 2026 and December 31, 2025, was as follows:

	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate collar assets	Prepaid expenses and other current assets	$—	$—

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
The interest rate collar was highly effective as of March 31, 2026. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate collar have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the interest rate collars have been included in other comprehensive income in the condensed consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2026	2025
Cash Flow Impacts
Net interest received	$—	$—
Loss recognized in other comprehensive income	—	0.1

Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. As of March 31, 2026, there were no open foreign currency exchange contracts. The previous foreign exchange contracts for the future collections of the note receivable from the sale of the European operations, designated as cash flow hedges, were settled within the three months ended March 31, 2026. The settlements resulted in a gain of $0.1 million, included in restructuring, impairment and transaction-related charges, net in the condensed consolidated statement of operations during the three months ended March 31, 2026.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the three months ended March 31, 2026 and 2025, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.4 billion at March 31, 2026 and December 31, 2025.

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

The Company records the fair value of its forward contracts and pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of March 31, 2026, and December 31, 2025.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
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

The components of net pension income (expense) for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
Interest cost	$(2.1)	$(3.8)
Expected return on plan assets	2.4	3.7
Net periodic pension income (expense)	0.3	(0.1)
Amortization of actuarial loss	(0.1)	(0.3)
Net pension income (expense)	$0.2	$(0.4)

The Company made $0.3 million in benefit payments to its non-qualified defined benefit pension plans and made no contributions to its qualified defined benefit pension plans during the three months ended March 31, 2026.

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

The Company has reserved $18.7 million for the GCIU withdrawal liability as of March 31, 2026, of which $16.2 million was recorded in other long-term liabilities and $2.5 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU until April 2032. The Company made payments totaling $1.0 million for the three months ended March 31, 2026 and 2025.

Note 11. Earnings Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the basic weighted average common shares outstanding. The calculation of diluted earnings (loss) per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon vesting of the award and the amount of unearned stock-based compensation costs attributable to future services. All classes of common stock participate equally, so the Company utilizes the single class method for calculating earnings per share.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
Equity incentive instruments for which the total employee proceeds from vesting exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 0.9 million and 0.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the three months ended March 31, 2026 and 2025, are summarized as follows:

	Three Months Ended March 31,
	2026	2025
Numerator
Net earnings	$6.2	$5.8

Denominator
Basic weighted average number of common shares outstanding for all classes of common stock	47.7	48.0
Plus: effect of dilutive equity incentive instruments	1.9	2.7
Diluted weighted average number of common shares outstanding for all classes of common stock	49.6	50.7

Earnings per share
Basic	$0.13	$0.12
Diluted	$0.13	$0.11

Cash dividends paid per common share for all classes of common stock	$0.10	$0.075

Note 12. Equity Incentive Programs

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations. The total compensation expense recognized related to all equity incentive programs for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended March 31,
	2026	2025
Restricted Stock (“RS”) and Restricted Stock Units (“RSU”) equity awards expense	$1.3	$1.6
Total equity incentive compensation expense	$1.3	$1.6

Total future compensation expense related to all equity incentive programs granted as of March 31, 2026, was estimated to be $14.7 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $5.3 million for the remainder of 2026, $5.4 million for 2027, $3.5 million for 2028 and $0.5 million for 2029.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
Restricted Stock and Restricted Stock Units

The following table is a summary of RS and RSU award activity for the three months ended March 31, 2026:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Unit	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2025	3,418,940	$5.23	1.0	123,046	$5.52	1.4
Granted	1,653,506	6.28		137,567	6.27
Vested	(1,336,658)	4.09		(32,390)	4.08
Forfeited	(267,970)	5.49		—	—
Nonvested at March 31, 2026	3,467,818	$6.15	2.1	228,223	$6.18	2.4

Deferred Stock Units

The following table is a summary of deferred stock units award activity for the three months ended March 31, 2026:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2025	847,548	$5.56
Dividend equivalents granted	12,727	6.56
Settled	(19,308)	14.08
Outstanding at March 31, 2026	840,967	$5.38

Note 13. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
March 31, 2026	105.0	38.3	4.2	42.5
December 31, 2025	105.0	37.6	4.9	42.5

Class B stock ($0.025 par value)
March 31, 2026	80.0	13.3	—	13.3
December 31, 2025	80.0	13.3	—	13.3

Class C stock ($0.025 par value)
March 31, 2026	20.0	—	0.5	0.5
December 31, 2025	20.0	—	0.5	0.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at March 31, 2026, and December 31, 2025. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. The following repurchases occurred during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Shares of Class A common stock	167,337	564,216
Weighted average price per share	$6.45	$5.86
Total repurchases during the period (in millions)	$1.1	$3.3
As of March 31, 2026, there were $68.4 million of authorized repurchases remaining under the program.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common stock. The Company’s Board of Directors suspended the Company’s quarterly dividends beginning in the second quarter of 2020. On February 15, 2024, the Board of Directors reinstated the Company’s quarterly dividends.

The dividend activity related to the then outstanding shares for the three months ended March 31, 2026, is as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2026
Q1 Dividend	February 13, 2026	February 27, 2026	March 13, 2026	$0.10

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
Note 14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2026, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2025	$(40.6)	$(2.4)	$(16.5)	$(59.5)
Other comprehensive income before reclassifications	—	0.8	—	0.8
Amounts reclassified from accumulated other comprehensive loss to net earnings	(0.4)	—	0.1	(0.3)
Net other comprehensive income (loss)	(0.4)	0.8	0.1	0.5
Balance at March 31, 2026	$(41.0)	$(1.6)	$(16.4)	$(59.0)

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2025, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2024	$(91.0)	$(2.0)	$(38.2)	$(131.2)
Other comprehensive income (loss) before reclassifications	40.9	(0.4)	—	40.5
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	0.1	0.2	0.3
Net other comprehensive income (loss)	40.9	(0.3)	0.2	40.8
Balance at March 31, 2025	$(50.1)	$(2.3)	$(38.0)	$(90.4)

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
The details of the reclassifications from accumulated other comprehensive loss to net earnings for the three months ended March 31, 2026 and 2025, were as follows:

Details of Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Condensed Consolidated Statements of Operations Presentation
	2026	2025
Amortization of amounts accumulated for interest rate swap de-designated as a cash flow hedge	$—	$—	Interest expense
Impact of income taxes	—	0.1	Income tax expense
Amortization of amounts accumulated for interest rate swap de-designated as a cash flow hedge, net of tax	$—	$0.1

Amortization of pension and other postretirement benefit plan adjustments	$0.1	$0.3	Net pension (income) expense
Impact of income taxes	—	(0.1)	Income tax expense
Amortization of pension and other postretirement benefit plan adjustments, net of tax	$0.1	$0.2

Amount of foreign exchange contract settled	$(0.4)	$—	Restructuring, impairment and transaction-related charges, net
Impact of income taxes	—	—	Income tax expense
Amount of foreign exchange contract settled, net of tax	$(0.4)	$—

Total reclassifications for the period	$(0.3)	$0.3
Impact of income taxes	—	—
Total reclassifications for the period, net of tax	$(0.3)	$0.3

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
The following tables provide segment information for the three months ended March 31, 2026 and 2025, except for as noted otherwise:

	United States Print and Related Services	International	Corporate	Total
Three Months Ended March 31, 2026
Net sales
Products	$406.2	$50.0	$—	$456.2
Services	124.8	—	—	124.8
Total net sales	531.0	50.0	—	581.0
Less (1):
Cost of sales	$417.2	$40.9	$—	$458.1
Selling, general and administrative expenses	63.1	3.7	11.6	78.4
Depreciation and amortization	16.9	1.4	0.1	18.4
Restructuring, impairment and transaction-related charges, net	7.7	0.3	0.4	8.4
Operating income (loss)	$26.1	$3.7	$(12.1)	$17.7

Capital expenditures by segment	$13.2	$0.1	$—	$13.3

Total assets by segment as of March 31, 2026	$1,050.8	$169.8	$10.3	$1,230.9

	United States Print and Related Services	International	Corporate	Total
Three Months Ended March 31, 2025
Net sales
Products	$422.1	$72.7	$—	$494.8
Services	131.7	2.9	—	134.6
Total net sales	553.8	75.6	—	629.4
Less (1):
Cost of sales	$435.0	$65.0	$—	$500.0
Selling, general and administrative expenses	65.4	5.8	12.3	83.5
Depreciation and amortization	18.2	1.4	0.1	19.7
Restructuring, impairment and transaction-related charges, net	3.5	2.8	0.3	6.6
Operating income (loss)	$31.7	$0.6	$(12.7)	$19.6

Capital expenditures by segment	$10.3	$1.0	$—	$11.3

Total assets by segment
March 31, 2025	$1,076.4	$158.1	$12.0	$1,246.5
December 31, 2025	$1,035.2	$151.6	$66.1	$1,252.9
______________________________
(1)The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(In millions, except share and per share data and unless otherwise indicated)
Restructuring, impairment and transaction-related charges, net for the three months ended March 31, 2026 and 2025, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net.”

A reconciliation of operating income to earnings before income taxes as reported in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended March 31,
	2026	2025
Operating income	$17.7	$19.6
Less: interest expense	10.0	12.4
Less: net pension (income) expense	(0.2)	0.4
Earnings before income taxes	$7.9	$6.8

Note 16. New Accounting Pronouncements

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

Note 17. Subsequent Events

Declaration of Quarterly Dividend

On April 20, 2026, the Company declared a quarterly dividend of $0.10 per share, which will be paid on June 5, 2026, to shareholders of record as of May 21, 2026.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2025, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 18, 2026.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for the three months ended March 31, 2026, to the three months ended March 31, 2025. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Company's European operations, which were sold on February 28, 2025, and the acquisition of the Enru co-mail assets, which were acquired on April 1, 2025. The results of operations of the divested operations are included in the Company’s condensed consolidated results until the date of disposition and the results of operations of the acquired operations are included in the Company’s condensed consolidated results from the date of acquisition. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

•Liquidity and Capital Resources. This section provides an analysis of the Company’s capitalization, cash flows and a discussion of outstanding debt and commitments. Forward-looking statements important to understanding the Company’s financial condition are included in this section. This section also provides a discussion of Free Cash Flow, Net Debt Leverage Ratio and Adjusted EBITDA, non-GAAP financial measures that the Company uses to assess liquidity and capital allocation and deployment.

Cautionary Statement Regarding Forward-Looking Statements

To the extent any statements in this Quarterly Report on Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, the objectives, goals, strategies, beliefs, intentions, plans, estimates, prospects, projections and outlook of the Company, and can generally be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “project,” “believe” or “continue” or the negatives of these terms, variations on them and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among risks, uncertainties and other factors that may impact Quad are those described in Part I, Item 1A, “Risk Factors,” of the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on February 18, 2026, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

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

Overview

Business Overview

Quad is a marketing experience, or MX, company that simplifies the complexities of marketing, removing friction from wherever it occurs along the marketing journey. Its results-driven approach enables stronger marketing operations that lead to real, repeatable success for its clients. The Company does this through its MX Solutions Suite, which is flexible, scalable and connected. Quad tailors its solutions to each client’s objectives, driving cost efficiencies, improving speed to market, strengthening marketing effectiveness and delivering value on their investments. Quad employs approximately 10,100 people in 10 countries and serves approximately 2,100 clients, including industry-leading blue-chip companies that serve both businesses and consumers across multiple industry verticals, with a particular focus on commerce, including retail, consumer packaged goods and direct to-consumer; financial services; and health.

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

Quad applies holistic continuous improvement and lean enterprise methodologies to further streamline its processes and maximize operating margins. These same methodologies are applied to its selling, general and administrative functions. The Company continually works to lower its cost structure by consolidating manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics synergies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be a high-quality, low-cost producer, will enable it to generate increased Free Cash Flow and allow the Company to maintain a strong balance sheet through debt reduction. The Company’s disciplined financial approach and strong, trusted banking relationships allows it to maintain sufficient liquidity and to reduce refinancing risk. The Company had total liquidity of $250.9 million as of March 31, 2026, which consisted of up to $243.9 million of unused capacity under its revolving credit agreement, which was net of $23.8 million of issued letters of credit, and cash and cash equivalents of $7.0 million. Total liquidity is reduced to $177.4 million under the Company’s most restrictive debt covenants.

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision-maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category, are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations, managed as one integrated platform, and marketing and other complementary services. The printing operations include print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, custom print products, as well as other commercial and specialty printed products, along with global paper procurement and the manufacture of ink. Marketing and other complementary services include data intelligence and analytics, technology solutions, media planning, placement and optimization, creative strategy and content creation, as well as execution in non-print channels (e.g., digital and broadcast). This segment also includes medical services. The United States Print and Related Services segment accounted for approximately 91% of the Company’s consolidated net sales during the three months ended March 31, 2026.

•The International segment consists of the Company’s printing operations in Latin America, including operations in Colombia, Mexico and Peru, as well as operations in Europe, including operations in England, France, Germany and Poland, until the European operations were sold on February 28, 2025. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 9% of the Company’s consolidated net sales during the three months ended March 31, 2026.

•Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

Key Performance Metrics Overview

The Company’s management believes the ability to generate net sales growth, profit increases and positive cash flow, while maintaining the appropriate level of debt, are key indicators of the successful execution of the Company’s business strategy and will increase shareholder value. The Company uses period-over-period net sales growth, EBITDA, EBITDA margin, net cash provided by (used in) operating activities, Free Cash Flow and Net Debt Leverage Ratio as metrics to measure operating performance, financial condition and liquidity. EBITDA, EBITDA margin, Free Cash Flow and Net Debt Leverage Ratio are non-GAAP financial measures (see the definitions of EBITDA and EBITDA margin and the reconciliation of net earnings to EBITDA in the “Results of Operations” section below, and see the definitions of Free Cash Flow and Net Debt Leverage Ratio, the reconciliation of net cash used in operating activities to Free Cash Flow, and the calculation of Net Debt Leverage Ratio in the “Liquidity and Capital Resources” section below).

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

Free Cash Flow. The Company uses Free Cash Flow as a metric to assess liquidity and capital deployment. The Company’s management assesses Free Cash Flow as a measure to quantify cash available for strengthening the balance sheet (debt and pension liability reduction), for strategic capital allocation and deployment through investments in the business (acquisitions and strategic investments) and for returning capital to the shareholders (dividends and share repurchases). The Company’s priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company’s seasonality, restructuring activities and other unusual items.

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

The Company remains disciplined with its net debt leverage. The Company’s consolidated debt and finance lease obligations increased by $63.2 million during the three months ended March 31, 2026, primarily due to the following: (1) $93.7 million in cash used in operating activities; (2) $13.3 million in purchases of property, plant and equipment; (3) $4.9 million in purchases of treasury stock and equity awards redeemed to pay employees’ tax obligations; and (4) $5.5 million in cash dividends, partially offset by a $56.3 million reduction in cash and cash equivalents.

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

Integrated distribution with the United States Postal Service (“USPS”) is an important component of the Company’s business. Any material change in the current postage rates or service levels provided by the postal service could impact the demand that clients have for print services. In 2025, the USPS significantly reduced their service standards with the first phase of changes taking effect on April 1, 2025, and the second phase took effect July 1, 2025. In addition to the reduced service standards, the USPS has also issued reduced service performance targets for 2025. Almost all letters and flats targets were reduced, some as much as 15% lower than 2024 targets (i.e. First Class Letters three to five day on time performance target was reduced from 90% down to 80%). The USPS, however, did not meet these reduced performance standards and targets, and has kept the performance targets for 2026 essentially in line with 2025, with a few minor adjustments.

The USPS continues to experience financial problems. The passing of the Postal Service Reform Act of 2022, signed in April 2022, gave the USPS considerable financial relief as well as significant other relief over the next ten years. While the legislative postal reform helps considerably, without decreased operational cost structures, increased efficiencies or increased volumes and revenues, these losses are expected to continue into the future. As a result of these financial difficulties, the USPS has continued to adjust its postal rates and service levels. During March 2026, the USPS announced an 8% temporary increase on Ground Advantage and Priority Mail that started on April 26, 2026 and will continue until January 17, 2027. Additionally, the USPS proposed their once a year Market Dominant price increase in April 2026 to go into effect in July 2026, which will result in an overall price increase of approximately 5%.

Federal statute requires the Postal Regulatory Commission (PRC) to conduct reviews of the overall rate-making structure for the USPS to ensure funding stability. As a result of those reviews, the PRC authorized a five year rate-making structure that provides the USPS with additional pricing flexibility over the Consumer Price Index (“CPI”) cap, which has resulted in a substantially altered rate structure for mailers. The revised rate authority that is effective as a result of the rules issued by the PRC, includes a higher overall rate cap on the USPS’ ability to increase rates from year to year. This will continue to lead to price spikes for mailers and may also reduce the incentive for the USPS to continue to take out costs and instead continue to rely on postage increases, including those noted above, as it attempts to cover its costs.

Given the significant amount of concern that has been expressed by the mailing industry, in April 2024, the PRC opened a proceeding to start the next rate system review, which includes a phased approach of proposing changes to improve rate predictability. The USPS did not implement a Market Dominant product price increase for January 2025. However, the available rate authority was rolled forward to July 2025, where approximately 8% postage increases were implemented and significantly exceeded CPI. On January 13, 2026, the PRC issued a final rule that restricts the USPS to one price change a year on Market Dominant products from 2026 to 2030. This decision is currently being appealed by the USPS. On December 22, 2025, the USPS filed a petition with the PRC, requesting new rules on Market Dominant rates to either eliminate the price cap and give full rate authority to the Board of Governors, or if a price cap continues to be required, allow a rate reset with a conservative 22% banked authority for the USPS to use. This remains open and is unknown how the PRC will respond. The PRC also refined some rules around work-share discounts that will keep these discounts more closely aligned with the costs avoided.

The USPS launched a new Marketing Mail Catalog promotion, which offers a 10% discount on postage for any mail pieces that meet the USPS definition of a catalog. The discount went into effect on October 1, 2025 and continues until June 30, 2026. Because the discount applies to the current rate, which is based on several years of biannual rate increases, including another increase in July 2025, the impact of the discount on catalog volume and revenue may be diminished. The USPS has stated the Catalog promotion will not be extended past June 30, 2026. The Company believes the continued use of all available rate authority by the USPS that significantly exceeds CPI, combined with lower service standards and the petition filed on December 22, 2025, clients will continue to reduce mail volumes and explore the use of alternative methods for delivering a larger portion of their products, such as continued diversion to the internet, digital and mobile channels and other alternative media channels, in order to ensure that they stay within their expected postage budgets.

The Company has invested significantly in its mail optimization, preparation and distribution capabilities to mitigate the impact of increases in postage costs, and to help clients successfully navigate the ever-changing postal environment. Through its data analytics, unique software to merge mail streams on a large scale, advanced finishing capabilities and technology, and in-house transportation and logistics operations, the Company manages the mail preparation and distribution of most of its clients’ products to maximize efficiency, to enable on-time and consistent delivery and to partially reduce these costs. The PRC decision on once a year price increases is an important part of providing the mailing industry with additional rate stability. Additionally, the new requirements for the USPS to maintain the current work-share discounts more closely to the level of avoided costs, the Company believes is a good decision as this mail optimization capability is valuable to its clients. It is imperative that the PRC ensure that rates are affordable to the mailing industry.

The Company continues to face several other industry challenges that have, and are expected to continue to, adversely impact the Company’s results of operations. The Company is closely monitoring the potential impacts of tariffs and recessionary pressures on its clients’ businesses that could impact their marketing spend, including print volumes. The Company continues to operate in an elevated interest rate environment, which is expected to continue through 2026. Additionally, the price and availability of paper has been, and may continue to be, adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper that are not usable by the Company in its operations (which a number of paper mills’ have done or are doing), and ability to transport paper produced; and tariffs and trade restrictions. Postal rate increases, along with the previously described industry challenges, have led to reduced demand for printed products and has caused clients to move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers. These challenges have, as needed, driven the Company to institute several cost saving measures through its restructuring program, including plant closures and headcount reductions. Through these cost saving measures and proceeds from asset sales, the Company has been able to maintain focus on its transformation into an MX company, with flexibility to invest into the growing business, as well as continuing to return capital to shareholders and reduce debt. The Company is also dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from existing clients. The Company is unable to predict the full future impact these challenges will have on its business, financial condition, cash flows and results of operations, but expects them to continue through 2026.

Results of Operations for the Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

Summary Results

The Company’s operating income, operating margin, net earnings (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings per share for the three months ended March 31, 2026, changed from the three months ended March 31, 2025, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings	Diluted Earnings Per Share
For the three months ended March 31, 2025	$19.6	3.1%	$5.8	$0.11
Restructuring, impairment and transaction-related charges, net (1)	(1.8)	(0.4)%	(1.4)	(0.03)
Other operating income elements (2)	(0.1)	0.3%	—	0.02
Operating Income	17.7	3.0%	4.4	0.10
Interest expense (3)	N/A	N/A	1.8	0.03
Net pension (income) expense (4)	N/A	N/A	0.4	0.01
Income taxes (5)	N/A	N/A	(0.4)	(0.01)
For the three months ended March 31, 2026	$17.7	3.0%	$6.2	$0.13
______________________________
(1)Restructuring, impairment and transaction-related charges, net increased $1.8 million ($1.4 million, net of tax), to $8.4 million during the three months ended March 31, 2026, and included the following:

a.A $3.7 million increase in employee termination charges from $0.7 million during the three months ended March 31, 2025, to $4.4 million during the three months ended March 31, 2026;

b.A $0.1 million decrease in impairment charges from $0.3 million during the three months ended March 31, 2025, to $0.2 million during the three months ended March 31, 2026;

c.A $2.4 million decrease in transaction-related charges from $2.6 million during the three months ended March 31, 2025, to $0.2 million during the three months ended March 31, 2026;

d.A $0.4 million increase in integration costs from zero during the three months ended March 31, 2025, to $0.4 million during the three months ended March 31, 2026; and

e.A $0.2 million increase in various other restructuring charges from $3.0 million during the three months ended March 31, 2025, to $3.2 million during the three months ended March 31, 2026.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements decreased $0.1 million (zero net of tax impact) during the three months ended March 31, 2026, primarily due to a $1.3 million decrease in depreciation and amortization expense and impacts from improved manufacturing productivity, partially offset by the impact from lower net sales.
(3)Interest expense decreased $2.4 million ($1.8 million, net of tax) during the three months ended March 31, 2026, to $10.0 million. This was primarily due to lower average debt levels and lower weighted average interest rates on borrowings in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

(4)Net pension (income) expense increased $0.6 million ($0.4 million, net of tax) during the three months ended March 31, 2026, from $0.4 million of expense to $0.2 million of income. This was due to a $1.7 million decrease from interest cost on pension plan liabilities and a $0.2 million decrease in the amortization of actuarial loss, partially offset by $1.3 million decrease from the expected long-term return on pension plan assets.

(5)The $0.4 million increase in income tax expense as calculated in the following table is primarily due to a $0.9 million increase in tax expense related to the Company’s liability for audit assessments and unrecognized tax benefits and a $0.6 million increase from the impact of non-deductible expenses, partially offset by a $0.9 million decrease from valuation allowance reserves.

	Three Months Ended March 31,
	2026	2025	$ Change
	(dollars in millions)
Earnings before income taxes	$7.9	$6.8	$1.1
Normalized tax rate	25.0%	25.0%
Income tax expense at normalized tax rate	2.0	1.7	0.3

Income tax expense from the condensed consolidated statements of operations	1.7	1.0	0.7

Impact of income taxes	$(0.3)	$(0.7)	$0.4

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended March 31,
	2026	% of Sales	2025	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$456.2	78.5%	$494.8	78.6%	$(38.6)	(7.8)%
Services	124.8	21.5%	134.6	21.4%	(9.8)	(7.3)%
Total net sales	581.0	100.0%	629.4	100.0%	(48.4)	(7.7)%
Cost of sales:
Products	377.6	65.0%	414.4	65.9%	(36.8)	(8.9)%
Services	80.5	13.9%	85.6	13.6%	(5.1)	(6.0)%
Total cost of sales	458.1	78.9%	500.0	79.5%	(41.9)	(8.4)%
Selling, general & administrative expenses	78.4	13.5%	83.5	13.3%	(5.1)	(6.1)%
Depreciation and amortization	18.4	3.2%	19.7	3.1%	(1.3)	(6.6)%
Restructuring, impairment and transaction-related charges, net	8.4	1.4%	6.6	1.0%	1.8	27.3%
Total operating expenses	563.3	97.0%	609.8	96.9%	(46.5)	(7.6)%
Operating income	$17.7	3.0%	$19.6	3.1%	$(1.9)	(9.7)%

Net Sales

Product sales decreased $38.6 million, or 7.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a $34.7 million decrease in sales in the Company’s print product lines, of which $10.9 million is from the impact of the sale of the European operations, and a $7.2 million decrease in paper sales, which is net of an $8.7 million decrease as a result of the sale of the European operations on February 28, 2025, partially offset by $3.3 million in favorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $9.8 million, or 7.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a $6.7 million net decrease in marketing services and medical services, of which $0.3 million is a result of the sale of the European operations, and a $3.1 million decrease in logistics sales, of which $2.6 million is a result of the sale of the European operations.

Cost of Sales

Cost of product sales decreased $36.8 million, or 8.9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the following: (1) the impacts from decreased print product sales; (2) a decrease in paper costs due to the decrease in paper sales; (3) impacts from improved manufacturing productivity; and (4) other cost reduction initiatives.

Cost of service sales decreased $5.1 million, or 6.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the impact from lower marketing services and decreased freight volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.1 million, or 6.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to $7.4 million in lower employee-related costs and savings from other cost reduction initiatives, partially offset by a $1.1 million decrease in favorable foreign exchange impacts. Selling, general and administrative expenses as a percentage of net sales increased to 13.5% for the three months ended March 31, 2026, compared to 13.3% for the three months ended March 31, 2025.

Depreciation and Amortization

Depreciation and amortization decreased $1.3 million, or 6.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to a $1.5 million decrease in depreciation expense, primarily due to impacts from plant closures and from property, plant and equipment becoming fully depreciated over the past year, partially offset by a $0.2 million increase in amortization expense.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net increased $1.8 million, or 27.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the following:

	Three Months Ended March 31,
	2026	2025	$ Change
	(dollars in millions)
Employee termination charges	$4.4	$0.7	$3.7
Impairment charges (a)	0.2	0.3	(0.1)
Transaction-related charges (b)	0.2	2.6	(2.4)
Integration costs	0.4	—	0.4
Other restructuring charges, net
Vacant facility carrying costs and lease exit charges	2.7	2.1	0.6
Equipment and infrastructure removal costs	0.2	0.4	(0.2)
Loss on the sale of a business (c)	—	0.5	(0.5)
Other restructuring activities	0.3	—	0.3
Other restructuring charges, net	3.2	3.0	0.2
Total restructuring, impairment and transaction-related charges, net	$8.4	$6.6	$1.8
______________________________
(a)Includes $0.2 million and $0.3 million of impairment charges during the three months ended March 31, 2026 and 2025, respectively, which consisted of machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.
(b)Includes professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations in 2025.
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

EBITDA and EBITDA margin for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, were as follows:

	Three Months Ended March 31,
	2026	% of Net Sales	2025	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$36.3	6.2%	$38.9	6.2%

EBITDA decreased $2.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the impact of lower net sales and $1.8 million of increased restructuring, impairment and transaction-related charges, net, partially offset by impacts from improved manufacturing productivity.

A reconciliation of EBITDA to net earnings for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Net earnings (1)	$6.2	$5.8
Interest expense	10.0	12.4
Income tax expense	1.7	1.0
Depreciation and amortization	18.4	19.7
EBITDA (non-GAAP)	$36.3	$38.9
______________________________
(1)Net earnings included the following:
a.Restructuring, impairment and transaction-related charges, net of $8.4 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$406.2	$422.1	$(15.9)	(3.8)%
Services	124.8	131.7	(6.9)	(5.2)%
Operating income (including restructuring, impairment and transaction-related charges, net)	26.1	31.7	(5.6)	(17.7)%
Operating margin	4.9%	5.7%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$7.7	$3.5	$4.2	120.0%

Net Sales

Product sales for the United States Print and Related Services segment decreased $15.9 million, or 3.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an $18.7 million decrease in sales in the Company’s print product lines, partially offset by a $2.8 million increase in paper sales.

Service sales for the United States Print and Related Services segment decreased $6.9 million, or 5.2%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a $6.4 million net decrease in marketing services and medical services and a $0.5 million decrease in logistics sales.

Operating Income

Operating income for the United States Print and Related Services segment decreased $5.6 million, or 17.7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a $4.2 million increase in restructuring, impairment and transaction-related charges, net and the impact from decreased net sales, partially offset by a $1.3 million decrease in depreciation and amortization expense and the impacts from improved manufacturing productivity.

The operating margin for the United States Print and Related Services segment decreased to 4.9% for the three months ended March 31, 2026, compared to 5.7% for the three months ended March 31, 2025, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the United States Print and Related Services segment increased $4.2 million, or 120.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the following:

	Three Months Ended March 31,
	2026	2025	$ Change
	(dollars in millions)
Employee termination charges	$4.3	$0.6	$3.7
Impairment charges (a)	0.2	0.3	(0.1)
Integration costs	0.4	—	0.4
Other restructuring charges, net	2.8	2.6	0.2
Total restructuring, impairment and transaction-related charges, net	$7.7	$3.5	$4.2
______________________________
(a)Includes $0.2 million and $0.3 million of impairment charges during the three months ended March 31, 2026 and 2025, respectively, which consisted of machinery and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

International

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the International segment:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$50.0	$72.7	$(22.7)	(31.2)%
Services	—	2.9	(2.9)	(100.0)%
Operating income (including restructuring, impairment and transaction-related charges, net)	3.7	0.6	3.1	nm
Operating margin	7.4%	0.8%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$0.3	$2.8	$(2.5)	(89.3)%

Net Sales

Product sales for the International segment decreased $22.7 million, or 31.2%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to a $16.0 million decrease in print volume, of which $10.9 million is a result of the sale of the European operations, and a $10.0 million decrease in paper sales, of which $8.7 million is a result of the sale of the European operations, partially offset by $3.3 million favorable foreign exchange impacts, primarily in Mexico.

Service sales for the International segment decreased $2.9 million, or 100.0%, for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, primarily due to a $2.6 million decrease in logistics sales and $0.3 million decrease in marketing service sales, both as a result of the sale of the European operations.

Operating Income

Operating income for the International segment increased $3.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a $2.5 million decrease in restructuring, impairment and transaction-related charges, net, and a $0.6 million increase in operating income, primarily in Mexico.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the International segment decreased $2.5 million, or 89.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the following:

	Three Months Ended March 31,
	2026	2025	$ Change
	(dollars in millions)
Employee termination charges	$0.1	$0.1	$—
Transaction-related charges (a)	0.1	2.3	(2.2)
Other restructuring charges, net (b)	0.1	0.4	(0.3)
Total restructuring, impairment and transaction-related charges, net	$0.3	$2.8	$(2.5)
______________________________
(a)Includes professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations in 2025.
(b)Includes a $0.5 million loss on the sale of the European operations during the three months ended March 31, 2025.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges, net)	$12.1	$12.7	$(0.6)	(4.7)%
Restructuring, impairment and transaction-related charges, net	0.4	0.3	0.1	33.3%

Operating Expenses

Corporate operating expenses decreased $0.6 million, or 4.7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily due to a $0.9 million decrease in employee-related costs, partially offset by a $0.1 million increase in restructuring, impairment and transaction-related charges, net.

Restructuring, Impairment and Transaction-Related Charges, Net

Corporate restructuring, impairment and transaction-related charges, net increased $0.1 million, or 33.3% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the following:

	Three Months Ended March 31,
	2026	2025	$ Change
	(dollars in millions)
Transaction-related charges	$0.1	$0.3	$(0.2)
Other restructuring charges, net	0.3	—	0.3
Total restructuring, impairment and transaction-related charges, net	$0.4	$0.3	$0.1

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $250.9 million as of March 31, 2026, which consisted of up to $243.9 million of unused capacity under its revolving credit agreement, which was net of $23.8 million of issued letters of credit, and cash and cash equivalents of $7.0 million. Total liquidity is reduced to $177.4 million under the Company’s most restrictive debt covenants. There were $71.9 million of borrowings under the $339.6 million revolving credit facility as of March 31, 2026.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources, are sufficient to fund ongoing operating requirements and service debt and pension requirements for both the next 12 months and beyond.

Net Cash Used in Operating Activities

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Net cash used in operating activities increased $4.7 million, from $89.0 million for the three months ended March 31, 2025, to $93.7 million for the three months ended March 31, 2026. This increase was due to a $2.4 million decrease in cash from earnings and a $2.3 million increase in cash used in changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Net cash used in investing activities increased $0.9 million, from $14.1 million for the three months ended March 31, 2025, to $15.0 million for the three months ended March 31, 2026. The increase was primarily due to a $2.0 million increase in purchases of property, plant and equipment and a $0.1 million decrease in proceeds from the sale of property, plant, and equipment. These increases in cash used were partially offset by a $1.0 million decrease in cash used in other investing activities and a $0.2 million decrease in cash used for cost investment in unconsolidated entity.

Net Cash Provided by Financing Activities

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Net cash provided by financing activities decreased $28.0 million, from $80.4 million for the three months ended March 31, 2025, to $52.4 million for the three months ended March 31, 2026. The decrease was primarily due to the following: (1) a $28.0 million decrease in net borrowings of debt and lease obligations; (2) a $2.0 million increase in payments of cash dividends; and (3) a $0.2 million increase in equity awards redeemed to pay employees’ tax obligations. These were partially offset by a $2.2 million decrease in the purchase of treasury stock.

Free Cash Flow

Free Cash Flow is defined as net cash provided by (used in) operating activities less purchases of property, plant and equipment.

The Company’s management assesses Free Cash Flow as a measure to quantify cash available for (1) strengthening the balance sheet (debt and pension liability reduction), (2) strategic capital allocation and deployment through investments in the business (acquisitions and strategic investments) and (3) returning capital to the shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and Free Cash Flow can be significantly impacted by the Company’s seasonality, restructuring activities and other unusual items.

Free Cash Flow is a non-GAAP financial measure and should not be considered an alternative to cash flows provided by (used in) operating activities as a measure of liquidity. Quad’s calculation of Free Cash Flow may be different from similar calculations used by other companies, and therefore, comparability may be limited.

Free Cash Flow for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Net cash used in operating activities	$(93.7)	$(89.0)

Less: purchases of property, plant and equipment	13.3	11.3

Free Cash Flow (non-GAAP)	$(107.0)	$(100.3)

Free Cash Flow decreased $6.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a $4.7 million increase in net cash used in operating activities and a $2.0 million increase in capital expenditures. See the “Net Cash Used in Operating Activities” section above for further explanations of the change in operating cash flows.

Net Debt Leverage Ratio

The Net Debt Leverage Ratio is defined as total debt and finance lease obligations less cash and cash equivalents (Net Debt) divided by the trailing twelve months Adjusted EBITDA, comprised of the sum of the last twelve months of EBITDA (see the definition of EBITDA and the reconciliation of net earnings (loss) to EBITDA in the “Results of Operations” section above) and restructuring, impairment and transaction-related charges, net and the settlement charge from defined benefit pension plan annuitization.

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

The Net Debt Leverage Ratio at March 31, 2026, and December 31, 2025, was as follows:

	March 31, 2026		December 31, 2025
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$434.4		$371.2
Less: Cash and cash equivalents	7.0		63.3
Net Debt (non-GAAP)	$427.4		$307.9

Divided by: trailing twelve months Adjusted EBITDA (non-GAAP)	195.4		$196.2

Net Debt Leverage Ratio (non-GAAP)	2.19	x	1.57	x

The calculation of Adjusted EBITDA for the trailing twelve months ended March 31, 2026, and December 31, 2025, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Three Months Ended
	December 31, 2025 (1)	March 31, 2026	March 31, 2025	March 31, 2026
Net earnings	$27.0	$6.2	$5.8	$27.4
Interest expense	50.5	10.0	12.4	48.1
Income tax expense	5.5	1.7	1.0	6.2
Depreciation and amortization	78.6	18.4	19.7	77.3
EBITDA (non-GAAP)	$161.6	$36.3	$38.9	$159.0
Restructuring, impairment and transaction-related charges, net	21.8	8.4	6.6	23.6
Settlement charge from defined benefit pension plan annuitization	12.8	—	—	12.8
Adjusted EBITDA (non-GAAP)	$196.2	$44.7	$45.5	$195.4
______________________________
(1)Financial information for the year ended December 31, 2025, is included as reported in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 18, 2026.

The Net Debt Leverage Ratio at March 31, 2026, increased 0.62x, compared to December 31, 2025, primarily due to a $119.5 million increase in Net Debt and a $0.8 million reduction in trailing twelve months Adjusted EBITDA. The Net Debt Leverage Ratio at March 31, 2026, is above management’s desired target Net Debt Leverage Ratio range of 1.50x to 2.00x; however, the Company will operate at times above the Net Debt Leverage Ratio target range depending on the timing of seasonal working capital needs, as well as compelling strategic investment opportunities.

Debt Obligations

As of March 31, 2026, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility ($71.9 million outstanding as of March 31, 2026); and

◦Term Loan A ($350.1 million outstanding as of March 31, 2026).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of March 31, 2026:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended March 31, 2026, the Company’s Total Leverage Ratio was 2.16 to 1.00).

•If there is any amount outstanding on the revolving credit facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024 (for the twelve months ended March 31, 2026, the Company’s Senior Secured Leverage Ratio was 2.14 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended March 31, 2026, the Company’s Interest Coverage Ratio was 4.89 to 1.00).

The Company was in compliance with all financial covenants in its debt agreements as of March 31, 2026. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of March 31, 2026, was 2.16 to 1.00, the limitations described above are not currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are not currently applicable, as the Company’s Senior Secured Leverage Ratio was 2.14 to 1.00 and the Total Net Leverage Ratio was 2.14 to 1.00, as of March 31, 2026.

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

The following repurchases occurred during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Shares of Class A common stock	167,337	564,216
Weighted average price per share	$6.45	$5.86
Total repurchases during the period (in millions)	$1.1	$3.3

As of March 31, 2026, there were $68.4 million of authorized repurchases remaining under the program.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at March 31, 2026, was primarily comprised of $350.1 million outstanding on the Term Loan A. As of March 31, 2026, there was also $71.9 million outstanding on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt, the Company has four interest rate swaps with notional amounts totaling $130.0 million and a $75.0 million notional amount interest rate collar, and has, therefore, classified $205.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $205.0 million interest rate hedges of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $221.1 million at a current weighted average interest rate of 6.6% and fixed rate debt and finance leases outstanding of $213.3 million at a current weighted average interest rate of 6.7% as of March 31, 2026. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would change the fair value of floating rate debt at March 31, 2026 by approximately $1.5 million. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at March 31, 2026, by approximately $0.1 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s condensed consolidated balance sheets. As of March 31, 2026, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $82.3 million. The potential decrease in net current assets as of March 31, 2026, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $8.2 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company’s hedging activities have historically not been material, and foreign currency gains or losses from these international operations have not been material to the Company’s results of operations, financial position or cash flows. The Company does not use derivative financial instruments for trading or speculative purposes.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those client account reviews and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $21.1 million and $20.9 million as of March 31, 2026 and December 31, 2025, respectively.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three months ended March 31, 2026, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients could adversely impact the Company’s results of operations and financial condition. Economic disruptions could result in significant future charges.

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

The Company produces the majority of ink used in its print production, allowing it to control the quality, cost and supply of key inputs. Raw materials for the ink manufacturing process are purchased externally from a variety of vendors. The price and availability of ink and ink components may be adversely affected by the availability of component raw materials, labor and transportation, as well as by tariffs and trade restrictions. The Company may mitigate its risk of increasing costs of ink and ink components by passing on to clients an ink surcharge.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 18, 2026.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended March 31, 2026, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2026 to January 31, 2026	—		—	—	69,482,744
February 1, 2026 to February 28, 2026	—		—	—	69,482,744
March 1, 2026 to March 31, 2026	718,899	(3)	6.45	167,337	68,403,070
Total	718,899			167,337
_____________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were 167,337 shares repurchased during the three months ended March 31, 2026. As of March 31, 2026, there were $68.4 million of authorized repurchases remaining under the program.
(3)Includes 551,562 shares of class A common stock transferred from employees to the Company to satisfy tax withholding requirements in connection with the vesting of restricted stock under the Company’s Omnibus Incentive Plans during the month of March 2026.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 5.    Other Information

During the quarter ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(10.1)++	Form of Quad/Med, LLC Performance Cash Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan

(10.2)++	Form of Quad/Med, LLC Cash Long-Term Incentive Plan Total Revenue Award Agreement under the Quad/Graphics, Inc. 2020 Omnibus Incentive Plan

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
______________________________
++    A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	April 29, 2026	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2026	By:	/s/ Anthony C. Staniak
Anthony C. Staniak
Chief Financial Officer and Treasurer
(Principal Financial Officer)