Form 10-Q
period 2026-09-30
Quad/Graphics, Inc.
filed 2026-10-29
CIK 1481792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of October 23, 2026
Class A Common Stock	37,656,888
Class B Common Stock	13,261,983
Class C Common Stock	—

QUAD/GRAPHICS, INC.
FORM 10-Q INDEX
For the Quarter Ended September 30, 2026

PART I — FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales
Products	$455.1	$459.1	$1,363.1	$1,401.9
Services	131.6	128.9	382.1	387.4
Total net sales	586.7	588.0	1,745.2	1,789.3
Cost of sales
Products	373.9	373.4	1,127.3	1,156.4
Services	85.0	80.7	245.8	245.8
Total cost of sales	458.9	454.1	1,373.1	1,402.2
Operating expenses
Selling, general and administrative expenses	76.9	80.9	234.9	244.6
Depreciation and amortization	17.8	19.3	53.4	59.7
Restructuring, impairment and transaction-related charges, net	19.2	7.3	37.3	23.1
Total operating expenses	572.8	561.6	1,698.7	1,729.6
Operating income	13.9	26.4	46.5	59.7
Interest expense	9.7	12.8	28.6	38.4
Net pension (income) expense	(0.2)	0.4	(0.6)	1.1
Earnings before income taxes	4.4	13.2	18.5	20.2
Income tax (benefit) expense	(1.1)	3.0	3.1	4.3
Net earnings	$5.5	$10.2	$15.4	$15.9

Earnings per share
Basic	$0.11	$0.21	$0.32	$0.33
Diluted	$0.11	$0.21	$0.31	$0.32

Weighted average number of common shares outstanding
Basic	47.9	47.5	47.9	47.7
Diluted	50.4	49.7	50.0	50.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$5.5	$10.2	$15.4	$15.9

Other comprehensive income (loss)
Translation adjustments	(2.3)	1.2	(0.1)	48.0
Interest rate derivatives adjustments	1.2	0.6	2.8	(0.5)
Pension benefit plan adjustments	0.1	0.3	0.3	0.8
Other comprehensive income (loss)	(1.0)	2.1	3.0	48.3

Reclassification of foreign currency translation adjustments	—	—	(4.9)	—

Other comprehensive income (loss), net of tax	(1.0)	2.1	(1.9)	48.3

Comprehensive income	$4.5	$12.3	$13.5	$64.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(UNAUDITED) September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$22.8	$63.3
Receivables, less allowance for credit losses of $27.8 million at September 30, 2026, and $20.9 million at December 31, 2025	330.5	294.8
Inventories	188.7	143.5
Prepaid expenses and other current assets	32.0	36.8
Total current assets	574.0	538.4
Property, plant and equipment—net	445.1	461.6
Operating lease right-of-use assets—net	64.2	68.0
Goodwill	107.6	107.6
Other intangible assets—net	10.8	13.7
Other long-term assets, less allowance for credit losses of $5.0 million at September 30, 2026 and zero at December 31, 2025	48.7	63.6
Total assets	$1,250.4	$1,252.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$328.1	$342.0
Other current liabilities	186.6	211.7
Short-term debt and current portion of long-term debt	51.8	47.0
Current portion of finance lease obligations	0.8	0.5
Current portion of operating lease obligations	23.1	23.0
Total current liabilities	590.4	624.2
Long-term debt	390.2	322.9
Finance lease obligations	1.5	0.8
Operating lease obligations	45.2	49.8
Deferred income taxes	4.7	4.0
Other long-term liabilities	97.9	122.6
Total liabilities	1,129.9	1,124.3
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock	—	—
Common stock, Class A	1.0	1.0
Common stock, Class B	0.4	0.4
Common stock, Class C	—	—
Additional paid-in capital	844.6	846.2
Treasury stock, at cost	(41.1)	(36.3)
Accumulated deficit	(623.0)	(623.2)
Accumulated other comprehensive loss	(61.4)	(59.5)
Total shareholders’ equity	120.5	128.6
Total liabilities and shareholders’ equity	$1,250.4	$1,252.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net earnings	$15.4	$15.9
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	53.4	59.7
Impairment charges	9.1	5.1
Amortization of debt issuance costs and original issue discount	1.2	1.2
Stock-based compensation	5.9	5.1
Loss on the sale of a business	—	0.5
Gain on the sale or disposal of property, plant and equipment, net	(13.7)	(4.7)
Provision for credit losses	13.1	2.5
Deferred income taxes	1.2	1.4
Changes in operating assets and liabilities - net of acquisitions and divestitures	(148.0)	(136.7)
Net cash used in operating activities	(62.4)	(50.0)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(37.6)	(36.5)
Cost investment in unconsolidated entities	—	(0.3)
Proceeds from the sale of property, plant and equipment	18.1	12.5
Acquisition of a business	(1.9)	(16.3)
Other investing activities	0.2	(2.7)
Net cash used in investing activities	(21.2)	(43.3)

FINANCING ACTIVITIES
Payments of current and long-term debt	(27.6)	(19.6)
Payments of finance lease obligations	(0.4)	(0.9)
Borrowings on revolving credit facilities	901.4	953.8
Payments on revolving credit facilities	(803.6)	(862.8)
Proceeds from issuance of long-term debt	0.6	20.0
Purchases of treasury stock	(8.4)	(7.8)
Equity awards redeemed to pay employees’ tax obligations	(3.8)	(3.6)
Payment of cash dividends	(14.9)	(10.9)
Net cash provided by financing activities	43.3	68.2

Effect of exchange rates on cash and cash equivalents	(0.2)	0.4
Net decrease in cash and cash equivalents, including cash classified as held for sale	(40.5)	(24.7)
Less: net decrease in cash classified as held for sale	—	(1.7)
Net decrease in cash and cash equivalents	(40.5)	(23.0)
Cash and cash equivalents at beginning of period	63.3	29.2
Cash and cash equivalents at end of period	$22.8	$6.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(UNAUDITED)

Condensed Consolidated Statement of Shareholders’ Equity For the Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	56.3	$1.4	$846.2	(5.4)	$(36.3)	$(623.2)	$(59.5)	$128.6
Net earnings	—	—	—	—	—	6.2	—	6.2
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.8	0.8
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Cash dividends declared ($0.10 per common share)	—	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation	—	—	1.3	—	—	—	—	1.3
Purchases of treasury stock	—	—	—	(0.2)	(1.1)	—	—	(1.1)
Issuance of share-based awards, net of other activity	—	—	(6.7)	1.4	6.7	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.5)	(3.8)	—	—	(3.8)
Balance at March 31, 2026	56.3	$1.4	$840.8	(4.7)	$(34.5)	$(622.1)	$(59.0)	$126.6
Net earnings	—	—	—	—	—	3.7	—	3.7
Foreign currency translation adjustments	—	—	—	—	—	—	(2.3)	(2.3)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.8	0.8
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Cash dividends declared ($0.10 per common share)	—	—	—	—	—	(5.0)	—	(5.0)
Stock-based compensation	—	—	2.9	—	—	—	—	2.9
Purchases of treasury stock	—	—	—	(0.3)	(2.1)	—	—	(2.1)
Issuance of share-based awards, net of other activity	—	—	(1.0)	0.2	1.0	—	—	—
Balance at June 30, 2026	56.3	$1.4	$842.7	(4.8)	$(35.6)	$(623.4)	$(60.4)	$124.7
Net earnings	—	—	—	—	—	5.5	—	5.5
Foreign currency translation adjustments	—	—	—	—	—	—	(2.3)	(2.3)
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	1.2	1.2
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.1	0.1
Cash dividends declared ($0.10 per common share)	—	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation	—	—	1.7	—	—	—	—	1.7
Purchases of treasury stock	—	—	—	(0.5)	(5.2)	—	—	(5.2)
Issuance of share-based awards, net of other activity	—	—	0.2	—	(0.3)	—	—	(0.1)
Balance at September 30, 2026	56.3	$1.4	$844.6	(5.3)	$(41.1)	$(623.0)	$(61.4)	$120.5

Condensed Consolidated Statement of Shareholders’ Equity For the Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Quad’s Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	56.3	$1.4	$842.8	(4.2)	$(28.0)	$(635.1)	$(131.2)	$49.9
Net earnings	—	—	—	—	—	5.8	—	5.8
Foreign currency translation adjustments	—	—	—	—	—	—	40.9	40.9
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	(0.3)	(0.3)
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.075 per common share)	—	—	—	—	—	(3.8)	—	(3.8)
Stock-based compensation	—	—	1.6	—	—	—	—	1.6
Purchases of treasury stock	—	—	—	(0.6)	(3.3)	—	—	(3.3)
Issuance of share-based awards, net of other activity	—	—	(3.5)	0.8	3.5	—	—	—
Equity awards redeemed to pay employees’ tax obligations	—	—	—	(0.5)	(3.6)	—	—	(3.6)
Balance at March 31, 2025	56.3	$1.4	$840.9	(4.5)	$(31.4)	$(633.1)	$(90.4)	$87.4
Net loss	—	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	5.9	5.9
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	(0.8)	(0.8)
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.3	0.3
Cash dividends declared ($0.075 per common share)	—	—	—	—	—	(3.8)	—	(3.8)
Stock-based compensation	—	—	2.2	—	—	—	—	2.2
Purchases of treasury stock	—	—	—	(0.8)	(4.3)	—	—	(4.3)
Issuance of share-based awards, net of other activity	—	—	—	—	0.2	—	—	0.2
Balance at June 30, 2025	56.3	$1.4	$843.1	(5.3)	$(35.5)	$(637.0)	$(85.0)	$87.0
Net earnings	—	—	—	—	—	10.2	—	10.2
Foreign currency translation adjustments	—	—	—	—	—	—	1.2	1.2
Interest rate derivatives adjustments, net of tax	—	—	—	—	—	—	0.6	0.6
Pension benefit plan liability adjustments, net of tax	—	—	—	—	—	—	0.3	0.3
Cash dividends declared ($0.075 per common share)	—	—	—	—	—	(3.7)	—	(3.7)
Stock-based compensation	—	—	1.3	—	—	—	—	1.3
Purchases of treasury stock	—	—	—	—	(0.2)	—	—	(0.2)
Issuance of share-based awards, net of other activity	—	—	0.4	(0.1)	(0.4)	—	—	—
Balance at September 30, 2025	56.3	$1.4	$844.8	(5.4)	$(36.1)	$(630.5)	$(82.9)	$96.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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

The financial information contained herein reflects all adjustments, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the three and nine months ended September 30, 2026 and 2025. All of these adjustments are of a normal recurring nature, except as otherwise noted. All intercompany transactions have been eliminated in consolidation. The results of operations and accounts of businesses acquired or divested are included in the consolidated financial statements from the date of acquisition or until the date of divestiture. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
Note 2. Revenue Recognition

Revenue Disaggregation

The following tables provide information about disaggregated revenue by the Company’s operating segments and major products and services offerings for the three and nine months ended September 30, 2026 and 2025:

	United States Print and Related Services	International	Total
Three Months Ended September 30, 2026
Catalog, publications, retail inserts and directories	$261.7	$35.2	$296.9
Direct mail and other printed products	141.7	11.5	153.2
Other	5.0	—	5.0
Total products	408.4	46.7	455.1
Logistics services	61.6	—	61.6
Marketing services and medical services	70.0	—	70.0
Total services	131.6	—	131.6
Total net sales	$540.0	$46.7	$586.7

Three Months Ended September 30, 2025
Catalog, publications, retail inserts and directories	$282.8	$24.8	$307.6
Direct mail and other printed products	130.9	18.4	149.3
Other	2.2	—	2.2
Total products	415.9	43.2	459.1
Logistics services	54.5	—	54.5
Marketing services and medical services	74.4	—	74.4
Total services	128.9	—	128.9
Total net sales	$544.8	$43.2	$588.0

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)

	United States Print and Related Services	International	Total
Nine Months Ended September 30, 2026
Catalog, publications, retail inserts and directories	$789.0	$89.3	$878.3
Direct mail and other printed products	412.6	58.9	471.5
Other	13.3	—	13.3
Total products	1,214.9	148.2	1,363.1
Logistics services	174.9	—	174.9
Marketing services and medical services	207.2	—	207.2
Total services	382.1	—	382.1
Total net sales	$1,597.0	$148.2	$1,745.2

Nine Months Ended September 30, 2025
Catalog, publications, retail inserts and directories	$843.1	$89.8	$932.9
Direct mail and other printed products	388.8	73.5	462.3
Other	6.7	—	6.7
Total products	1,238.6	163.3	1,401.9
Logistics services	162.2	2.6	164.8
Marketing services and medical services	222.3	0.3	222.6
Total services	384.5	2.9	387.4
Total net sales	$1,623.1	$166.2	$1,789.3

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
Costs to Obtain Contracts

In accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers, the Company defers certain contract acquisition costs paid to the client at contract inception. Costs to obtain contracts with a duration of less than one year are expensed as incurred. For all contract costs with contracts over one year, the Company amortizes the costs to obtain contracts on a straight-line basis over the estimated life of the contract and reviews quarterly for impairment. Activity impacting costs to obtain contracts for the nine months ended September 30, 2026 and 2025, was as follows:

	Costs to Obtain Contracts
	2026	2025
Balance at December 31	$0.4	$1.0
Costs to obtain contracts	—	0.3
Amortization of costs to obtain contracts	(0.2)	(0.7)
Balance at September 30	$0.2	$0.6

Note 3. Restructuring, Impairment and Transaction-Related Charges, Net

The Company recorded restructuring, impairment and transaction-related charges, net for the three and nine months ended September 30, 2026 and 2025, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee termination charges	$6.3	$2.3	$17.4	$8.8
Impairment charges	8.1	0.6	9.1	5.1
Transaction-related charges	11.0	0.4	11.6	3.4
Integration costs	0.2	1.6	0.9	1.8
Other restructuring charges (income)	(6.4)	2.4	(1.7)	4.0
Total	$19.2	$7.3	$37.3	$23.1

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
•Other restructuring charges (income) consisted of the following during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Vacant facility carrying costs and lease exit charges	$3.0	$2.0	$8.1	$6.1
Equipment and infrastructure removal costs	0.2	0.3	0.5	1.5
Gain on the sale of Lima, Peru property, plant and equipment	(13.6)	—	(13.6)	—
Gain on the sale of a facility (a)	—	—	—	(4.3)
Loss on the sale of a business	—	—	—	0.5
Other restructuring activities	4.0	0.1	3.3	0.2
Other restructuring charges (income) (b)	$(6.4)	$2.4	$(1.7)	$4.0
______________________________
(a)Includes a $4.3 million gain on the sale of the West Sacramento, California facility during the nine months ended September 30, 2025.
(b)Includes $4.5 million of other restructuring charges related to the closure of the Lima, Peru operations in the three and nine months ended September 30, 2026.

The restructuring charges recorded were based on plans that have been committed to by management and were, in part, based upon management’s best estimates of future events. Changes to the estimates may require future restructuring charges and adjustments to the restructuring liabilities. The Company expects to incur additional restructuring charges related to these and other initiatives.

Impairment Charges

The Company recognized impairment charges of $8.1 million and $9.1 million during the three and nine months ended September 30, 2026, respectively, which consisted of $7.5 million for foreign currency translation adjustments related to the closure of the Lima, Peru operations in the third quarter of 2026, and $0.6 million and $1.6 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities.

The Company recognized impairment charges of $0.6 million during the three months ended September 30, 2025, which consisted of $0.4 million for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $0.2 million for operating lease right-of-use assets. The Company recognized impairment charges of $5.1 million during the nine months ended September 30, 2025, which consisted of $3.0 million for software licensing and related implementation costs from a terminated project, and $1.9 million for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities, and $0.2 million for operating lease right-of-use assets.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
Transaction-Related Charges

The Company incurs transaction-related charges primarily consisting of professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations in 2025. Transaction-related charges of $11.0 million and $11.6 million were recorded during the three and nine months ended September 30, 2026, respectively, which include a $10.8 million credit loss expense related to a note receivable in 2026, and $0.4 million and $3.4 million during the three and nine months ended September 30, 2025, respectively.

Restructuring Reserves

Activity impacting the Company’s restructuring reserves for the nine months ended September 30, 2026, was as follows:

	Employee Termination Charges	Impairment Charges	Transaction-Related Charges	Integration Costs	Other Restructuring Charges	Total
Balance at December 31, 2025	$16.5	$—	$0.3	$0.3	$9.2	$26.3
Expense, net	17.4	9.1	11.6	0.9	(1.7)	37.3
Cash payments, net	(25.8)	—	(0.6)	(1.1)	7.1	(20.4)
Non-cash adjustments/reclassifications	—	(9.1)	(10.9)	—	(2.3)	(22.3)
Balance at September 30, 2026	$8.1	$—	$0.4	$0.1	$12.3	$20.9

The Company’s restructuring reserves at September 30, 2026, included a short-term and a long-term component. The short-term portion included $10.8 million in other current liabilities and $0.9 million in accounts payable in the condensed consolidated balance sheets as the Company expects these reserves to be settled within the next twelve months. The long-term portion of $9.2 million is included in other long-term liabilities in the condensed consolidated balance sheets.

Note 4. Strategic Acquisition and Divestiture

Acquisition of Enru Co-mail Assets

On April 1, 2025, the Company acquired the co-mailing assets of Enru, a third party co-mail and logistics solutions provider. The acquisition included co-mail related manufacturing equipment, technology and client relationships which complement and strengthen the Company’s existing co-mail platform. The total estimated purchase price was $27.0 million, consisting of $16.3 million cash paid at closing, an estimated earn-out of $8.8 million, which continues to approximate fair value as of September 30, 2026, and a deferred payment of $1.9 million, which was paid during the three months ended March 31, 2026. The earn-out is based on the Company’s estimate to be paid over a maximum of five years, if certain financial metrics are achieved post-integration. Included in the purchase price allocation are $11.5 million of identifiable other intangible assets, which are amortized over their estimated useful lives ranging from five to six years, $8.2 million of property, plant and equipment, and $7.3 million of goodwill, of which $3.5 million is deductible for tax purposes. The final allocation of the purchase price was based on valuations performed to determine the fair value of the assets and liabilities as of the acquisition date. The assets and liabilities acquired were classified as Level 3 in the valuation hierarchy (see Note 9, “Financial Instruments and Fair Value Measurements,” for the definition of Level 3 inputs). The operations are included in the United States Print and Related Services segment.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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

As of September 30, 2026, the Company had not received payment from the buyer for the first annual note receivable payment of $6.2 million, including interest, which was due to be paid on February 28, 2026. The September 30, 2026, note receivable balance of $22.9 million consisted of $12.3 million recorded in receivables and $10.6 million recorded in other long-term assets in the condensed consolidated balance sheets. The buyer has made limited monthly principal payments while the Company continues to work with the buyer to remedy this past due payment; however, the buyer failed to pay the agreed-upon amount in September 2026. The Company continues to evaluate potential remedies with respect to the collection of the note receivable. Accordingly, the Company has increased the allowance for credit losses by $10.8 million as of September 30, 2026, determined using a weighted average of probabilities considering the estimated range of potential outcomes. The credit loss expense is included in restructuring, impairment, and transaction-related charges, net. See Note 5, “Receivables” for further discussion.

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

The Company has recorded credit loss expense of $11.3 million and $13.1 million during the three and nine months ended September 30, 2026, respectively, of which $10.8 million is included in restructuring, impairment and transaction-related charges, net and $0.5 million and $2.3 million, respectively is included in selling, general and administrative expenses in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded credit loss expense of $0.4 million and $2.5 million, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
Activity impacting the allowance for credit losses for the nine months ended September 30, 2026 and 2025, was as follows:

	2026	2025
Balance at December 31	$20.9	$21.5
Provisions	2.3	2.5
Provision for note receivable	10.8	—
Write-offs	(1.4)	(2.9)
Translation and other	0.2	0.1
Balance at September 30	$32.8	$21.2

Of the total $32.8 million allowance for credit losses, $27.8 million is included in receivables and $5.0 million is included in other long-term assets in the condensed consolidated balance sheets. See Note 4, “Strategic Acquisition and Divestiture” for further discussion of the provision for note receivable.

Note 6. Inventories

The components of inventories at September 30, 2026, and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Raw materials and manufacturing supplies	$106.8	$76.6
Work in process	26.1	22.4
Finished goods	55.8	44.5
Total	$188.7	$143.5

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
Note 8. Income Taxes

The Company records income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly. For the nine months ended September 30, 2026, the estimated annual effective income tax rate differs from the statutory tax rate primarily due to net decreases in valuation allowance reserves and non-deductible expenses. For the nine months ended September 30, 2025, the estimated annual effective income tax rate differs from the statutory tax rate primarily due to net decreases in valuation allowance reserves.

The Company currently has various open tax audits in multiple jurisdictions. From time to time, the Company will receive tax assessments as part of the process. During the three months ended September 30, 2026, the Company settled and paid the income tax and value-added tax litigation related to the 2011 audit assessment of a Mexican subsidiary. Of the $17.4 million reserve reported as of June 30, 2026, the Company paid $12.3 million. The remaining $5.1 million reserve resulted in a $3.9 million income tax benefit and a $1.7 million reduction to interest expense, partially offset by a $0.5 million foreign currency impact. Of the $12.3 million payment, $8.5 million related to income tax and $3.8 million related to value added tax. The Company has also recorded its best estimate of the potential settlement of other audits. Actual results could differ from the estimated amounts.

The Company’s liability for unrecognized tax benefits as of September 30, 2026, was $3.3 million, a decrease of $6.4 million from $9.7 million as of December 31, 2025. The decrease is primarily related to effectively settling the Mexico income tax audit described above. As of September 30, 2026, $0.9 million of unrecognized tax benefits would impact the Company’s effective tax rate, if recognized.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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

The Company classifies interest rate swaps as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate swaps classified as Level 2 as of September 30, 2026, and December 31, 2025, were as follows:

	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate swap asset	Other long-term assets	$1.9	$—
Interest rate swap liabilities	Other current liabilities	$(0.1)	$—
Interest rate swap liabilities	Other long-term liabilities	$—	$(1.1)

The interest rate swaps were highly effective as of September 30, 2026. No amount of ineffectiveness has been recorded into earnings related to the interest rate swaps. The cash flows associated with the interest rate swaps have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the interest rate swaps have been included in other comprehensive income in the condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash Flow Impacts
Net interest paid	$0.1	$—	$0.2	$0.1
(Gain) loss recognized in other comprehensive income, net of tax	(1.2)	0.1	(2.8)	0.4

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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

The Company classifies interest rate collars as Level 2 because the inputs into the valuation model are observable or can be derived or corroborated utilizing observable market data at commonly quoted intervals. The fair value of the interest rate collar classified as Level 2 as of September 30, 2026 and December 31, 2025, was as follows:

	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate collar assets	Prepaid expenses and other current assets	$—	$—

The interest rate collar was highly effective as of September 30, 2026. No amount of ineffectiveness has been recorded into earnings related to these cash flow hedges. The cash flows associated with the interest rate collar have been recognized as an adjustment to interest expense in the condensed consolidated statements of operations, and the changes in the fair value of the interest rate collars have been included in other comprehensive income in the condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash Flow Impacts
Net interest received	$—	$—	$—	$—
Loss recognized in other comprehensive income	$—	$—	—	0.1

Effective October 13, 2026 and October 20, 2026, the Company entered into two interest rate collar contracts, each with a notional value of $30.0 million, that will effectively convert the Company’s variable rate based on one-month term SOFR to a fixed rate when the applicable monthly interest rate falls outside the collar. The collar entered into on October 13, 2026, has a floor of 4.21% and a ceiling of 5.0% and will terminate on October 13, 2027; the collar entered into on October 20, 2026, has a floor of 4.20% and a ceiling of 5.0% and will terminate on October 20, 2027. Under each contract, the Company will pay or receive interest on the notional value of debt at the collar rate, plus a spread on underlying debt, according to the Senior Secured Credit Facility.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
Foreign Exchange Contracts

The Company has operations in countries that have transactions outside their functional currencies and periodically enters into foreign exchange contracts. These contracts are used to hedge the net exposures of changes in foreign currency exchange rates and are designated as either cash flow hedges or fair value hedges. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. As of September 30, 2026, there were no open foreign currency exchange contracts. The previous foreign exchange contracts for the future collections of the note receivable from the sale of the European operations, designated as cash flow hedges, were settled during the three months ended March 31, 2026. The settlements resulted in a gain of $0.1 million, included in restructuring, impairment and transaction-related charges, net in the condensed consolidated statement of operations during the nine months ended September 30, 2026.

Natural Gas Forward Contracts

The Company periodically enters into natural gas forward purchase contracts to hedge against increases in commodity costs. The Company’s commodity contracts qualified for the exception related to normal purchases and sales during the nine months ended September 30, 2026 and 2025, as the Company takes delivery in the normal course of business.

Debt

The Company measures fair value on its debt instruments using interest rates available to the Company for borrowings with similar terms and maturities and is categorized as Level 2. Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $0.4 billion at September 30, 2026 and December 31, 2025.

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

The Company records the fair value of its pension plan assets on a recurring basis. The fair value of cash and cash equivalents, receivables, inventories, accounts payable and other current liabilities approximate their carrying values as of September 30, 2026, and December 31, 2025.

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

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
The components of net pension income (expense) for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest cost	$(2.1)	$(3.9)	$(6.3)	$(11.5)
Expected return on plan assets	2.4	3.8	7.2	11.2
Net periodic pension income (expense)	0.3	(0.1)	0.9	(0.3)
Amortization of actuarial loss	(0.1)	(0.3)	(0.3)	(0.8)
Net pension income (expense)	$0.2	$(0.4)	$0.6	$(1.1)

The Company made $5.4 million in contributions to its qualified defined benefit pension plans and made $0.4 million in benefit payments to its non-qualified defined benefit pension plans during the nine months ended September 30, 2026.

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

The Company has reserved $17.4 million for the GCIU withdrawal liability as of September 30, 2026, of which $14.8 million was recorded in other long-term liabilities and $2.6 million was recorded in other current liabilities in the condensed consolidated balance sheets. The Company is scheduled to make payments to the GCIU until April 2032. The Company made payments totaling $2.9 million for the nine months ended September 30, 2026 and 2025.

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

Equity incentive instruments for which the total employee proceeds from vesting exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. There were no anti-dilutive equity instruments excluded from the computation of diluted net earnings per share for the three months ended September 30, 2026 and 2025. Anti-dilutive equity instruments excluded from the computation of diluted net earnings per share were 0.3 million and 0.4 million during the nine months ended September 30, 2026 and 2025, respectively.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
Reconciliations of the numerator and the denominator of the basic and diluted per share computations for the Company’s common stock for the three and nine months ended September 30, 2026 and 2025, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net earnings	$5.5	$10.2	$15.4	$15.9

Denominator
Basic weighted average number of common shares outstanding for all classes of common stock	47.9	47.5	47.9	47.7
Plus: effect of dilutive equity incentive instruments	2.5	2.2	2.1	2.3
Diluted weighted average number of common shares outstanding for all classes of common stock	50.4	49.7	50.0	50.0

Earnings per share
Basic	$0.11	$0.21	$0.32	$0.33
Diluted	$0.11	$0.21	$0.31	$0.32

Cash dividends paid per common share for all classes of common stock	$0.10	$0.075	$0.30	$0.225

Note 12. Equity Incentive Programs

Equity Incentive Compensation Expense

Equity incentive compensation expense was recorded primarily in selling, general and administrative expenses in the condensed consolidated statements of operations. The total compensation expense recognized related to all equity incentive programs for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted Stock (“RS”) and Restricted Stock Units (“RSU”) equity awards expense	$1.7	$1.3	$4.7	$4.1
Deferred Stock Units (“DSU”) awards expense	—	—	1.2	1.0
Total equity incentive compensation expense	$1.7	$1.3	$5.9	$5.1

Total future compensation expense related to all equity incentive programs granted as of September 30, 2026, was estimated to be $11.4 million, which consists entirely of expense for RS and RSU awards. Estimated future compensation expense is $1.8 million for the remainder of 2026, $5.4 million for 2027, $3.6 million for 2028 and $0.6 million for 2029.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
Restricted Stock and Restricted Stock Units

The following table is a summary of RS and RSU award activity for the nine months ended September 30, 2026:

	Restricted Stock			Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (years)	Units	Weighted- Average Grant Date Fair Value Per Unit	Weighted- Average Remaining Contractual Term (years)
Nonvested at December 31, 2025	3,418,940	$5.23	1.0	123,046	$5.52	1.4
Granted	1,682,600	6.30		137,567	6.27
Vested	(1,336,658)	4.09		(32,390)	4.08
Forfeited	(308,224)	5.58		(12,104)	6.12
Nonvested at September 30, 2026	3,456,658	$6.16	1.6	216,119	$6.18	1.9

Deferred Stock Units

The following table is a summary of DSU award activity for the nine months ended September 30, 2026:

	Deferred Stock Units
	Units	Weighted-Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2025	847,548	$5.56
Granted	153,424	7.52
Dividend equivalents granted	32,318	7.91
Settled	(156,443)	6.19
Outstanding at September 30, 2026	876,847	$5.87

Note 13. Shareholders’ Equity

The Company has three classes of common stock as follows (share data in millions):

		Issued Common Stock
	Authorized Shares	Outstanding	Treasury	Total Issued Shares
Class A stock ($0.025 par value)
September 30, 2026	105.0	37.7	4.8	42.5
December 31, 2025	105.0	37.6	4.9	42.5

Class B stock ($0.025 par value)
September 30, 2026	80.0	13.3	—	13.3
December 31, 2025	80.0	13.3	—	13.3

Class C stock ($0.025 par value)
September 30, 2026	20.0	—	0.5	0.5
December 31, 2025	20.0	—	0.5	0.5

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
In accordance with the Articles of Incorporation, each class A common share has one vote per share and each class B and class C common share has ten votes per share on all matters voted upon by the Company’s shareholders. Liquidation rights are the same for all three classes of common stock.

The Company also has 0.5 million shares of $0.01 par value preferred stock authorized, of which none were issued at September 30, 2026, and December 31, 2025. The Company has no present plans to issue any preferred stock.

On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. The following repurchases occurred during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of Class A common stock	522,449	42,880	967,560	1,439,535
Weighted average price per share	$10.03	$5.20	$8.66	$5.40
Total repurchases during the period	$5.2	$0.2	$8.4	$7.8
As of September 30, 2026, there were $61.1 million of authorized repurchases remaining under the program.

In accordance with the Articles of Incorporation, dividends are paid equally for all three classes of common stock. The Company’s Board of Directors suspended the Company’s quarterly dividends beginning in the second quarter of 2020. On February 15, 2024, the Board of Directors reinstated the Company’s quarterly dividends.

The dividend activity related to the then outstanding shares for the nine months ended September 30, 2026, is as follows:

	Declaration Date	Record Date	Payment Date	Dividend Amount per Share
2026
Q3 Dividend	July 21, 2026	August 17, 2026	September 4, 2026	$0.10
Q2 Dividend	April 20, 2026	May 21, 2026	June 5, 2026	$0.10
Q1 Dividend	February 13, 2026	February 27, 2026	March 13, 2026	$0.10

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
Note 14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2026, were as follows:

	Translation Adjustments	Interest Rate Derivatives Adjustments	Pension Benefit Plan Adjustments	Total
Balance at December 31, 2025	$(40.6)	$(2.4)	$(16.5)	$(59.5)
Other comprehensive income before reclassifications	0.3	2.8	—	3.1
Reclassification of foreign currency translation adjustments (1)	(4.9)	—	—	(4.9)
Amounts reclassified from accumulated other comprehensive loss to net earnings	(0.4)	—	0.3	(0.1)
Net other comprehensive income (loss)	(5.0)	2.8	0.3	(1.9)
Balance at September 30, 2026	$(45.6)	$0.4	$(16.2)	$(61.4)
______________________________
(1)The reclassification of foreign currency translation adjustments of $4.9 million relates to the loss of the Argentina business recorded in 2022. The related foreign currency translation adjustments are now being written off from the balance sheet in conjunction with the dissolution of the entity during the nine months ended September 30, 2026.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
The details of the reclassifications from accumulated other comprehensive loss to net earnings for the three and nine months ended September 30, 2026 and 2025, were as follows:

Details of Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statements of Operations Presentation
	2026	2025	2026	2025
Amortization of pension benefit plan adjustments	$0.1	$0.3	$0.3	$0.8	Net pension (income) expense
Impact of income taxes	—	—	—	—	Income tax expense
Amortization of pension benefit plan adjustments, net of tax	$0.1	$0.3	$0.3	$0.8

Amount of foreign exchange contract settled	$—	$—	$(0.4)	$—	Restructuring, impairment and transaction-related charges, net
Impact of income taxes	—	—	—	—	Income tax expense
Amount of foreign exchange contract settled, net of tax	$—	$—	$(0.4)	$—

Total reclassifications for the period	$0.1	$0.3	$(0.1)	$0.8
Impact of income taxes	—	—	—	—
Total reclassifications for the period, net of tax	$0.1	$0.3	$(0.1)	$0.8

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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

International

The International segment consists of the Company’s printing operations in Latin America, including operations in Colombia, Mexico and Peru (until the closure of that operation in the third quarter of 2026), as well as operations in Europe, including operations in England, France, Germany and Poland, until the European operations were sold on February 28, 2025. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal and finance, as well as certain expenses and income from frozen employee retirement plans, such as pension benefit plans.

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
The following tables provide segment information for the three and nine months ended September 30, 2026 and 2025, except for as noted otherwise:

	United States Print and Related Services	International	Corporate	Total
Three Months Ended September 30, 2026
Net sales
Products	$408.4	$46.7	$—	$455.1
Services	131.6	—	—	131.6
Total net sales	540.0	46.7	—	586.7
Less (1):
Cost of sales	$417.7	$41.2	$—	$458.9
Selling, general and administrative expenses	61.9	3.0	12.0	76.9
Depreciation and amortization	16.3	1.4	0.1	17.8
Restructuring, impairment and transaction-related charges, net	9.0	(0.9)	11.1	19.2
Operating income (loss)	$35.1	$2.0	$(23.2)	$13.9

Capital expenditures by segment	$11.3	$1.0	$—	$12.3

	United States Print and Related Services	International	Corporate	Total
Three Months Ended September 30, 2025
Net sales
Products	$415.9	$43.2	$—	$459.1
Services	128.9	—	—	128.9
Total net sales	544.8	43.2	—	588.0
Less (1):
Cost of sales	$418.4	$35.7	$—	$454.1
Selling, general and administrative expenses	65.6	3.2	12.1	80.9
Depreciation and amortization	17.7	1.5	0.1	19.3
Restructuring, impairment and transaction-related charges, net	6.6	0.3	0.4	7.3
Operating income (loss)	$36.5	$2.5	$(12.6)	$26.4

Capital expenditures by segment	$11.1	$1.1	$—	$12.2

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)

	United States Print and Related Services	International	Corporate	Total
Nine Months Ended September 30, 2026
Net sales
Products	$1,214.9	$148.2	$—	$1,363.1
Services	382.1	—	—	382.1
Total net sales	1,597.0	148.2	—	1,745.2
Less (1):
Cost of sales	$1,248.6	$124.5	$—	$1,373.1
Selling, general and administrative expenses	188.1	10.2	36.6	234.9
Depreciation and amortization	49.9	3.2	0.3	53.4
Restructuring, impairment and transaction-related charges, net	22.5	2.7	12.1	37.3
Operating income (loss)	$87.9	$7.6	$(49.0)	$46.5

Capital expenditures by segment	$35.5	$2.1	$—	$37.6

Total assets by segment as of September 30, 2026	$1,077.0	$151.4	$22.0	$1,250.4

	United States Print and Related Services	International	Corporate	Total
Nine Months Ended September 30, 2025
Net sales
Products	$1,238.6	$163.3	$—	$1,401.9
Services	384.5	2.9	—	387.4
Total net sales	1,623.1	166.2	—	1,789.3
Less (1):
Cost of sales	$1,262.2	$140.0	$—	$1,402.2
Selling, general and administrative expenses	196.1	11.5	37.0	244.6
Depreciation and amortization	55.1	4.4	0.2	59.7
Restructuring, impairment and transaction-related charges, net	18.7	3.3	1.1	23.1
Operating income (loss)	$91.0	$7.0	$(38.3)	$59.7

Capital expenditures by segment	$33.3	$3.2	$—	$36.5

Total assets by segment
September 30, 2025	$1,097.6	$160.8	$9.4	$1,267.8
December 31, 2025	$1,035.2	$151.6	$66.1	$1,252.9
______________________________
(1)The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.

Restructuring, impairment and transaction-related charges, net for the three and nine months ended September 30, 2026 and 2025, are further described in Note 3, “Restructuring, Impairment and Transaction-Related Charges, Net.”

QUAD/GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(In millions, except share and per share data and unless otherwise indicated)
A reconciliation of operating income to earnings before income taxes as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income	$13.9	$26.4	$46.5	$59.7
Less: interest expense	9.7	12.8	28.6	38.4
Less: net pension (income) expense	(0.2)	0.4	(0.6)	1.1
Earnings before income taxes	$4.4	$13.2	$18.5	$20.2

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

Note 17. Subsequent Events

Declaration of Quarterly Dividend

On October 20, 2026, the Company declared a quarterly dividend of $0.10 per share, which will be paid on December 4, 2026, to shareholders of record as of November 17, 2026.

See Note 9, “Financial Instruments and Fair Value Measurements,” for further information on another subsequent event.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Quad should be read together with (1) the condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, including the notes thereto, included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q; and (2) the audited consolidated annual financial statements as of and for the year ended December 31, 2025, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 18, 2026.

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

•Results of Operations. This section contains an analysis of the Company’s results of operations by comparing the results for (1) the three months ended September 30, 2026, to the three months ended September 30, 2025; and (2) the nine months ended September 30, 2026, to the nine months ended September 30, 2025. The comparability of the Company’s results of operations between periods was impacted by the divestiture of the Company's European operations, which were sold on February 28, 2025, and the acquisition of the Enru co-mail assets, which were acquired on April 1, 2025. The results of operations of the divested operations are included in the Company’s condensed consolidated results until the date of disposition and the results of operations of the acquired operations are included in the Company’s condensed consolidated results from the date of acquisition. Forward-looking statements providing a general description of recent and projected industry and Company developments that are important to understanding the Company’s results of operations are included in this section. This section also provides a discussion of EBITDA and EBITDA margin, financial measures that the Company uses to assess the performance of its business that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Cautionary Statement Regarding Forward-Looking Statements

To the extent any statements in this Quarterly Report on Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, the objectives, goals, strategies, beliefs, intentions, plans, estimates, prospects, projections and outlook of the Company, and can generally be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “project,” “believe,” or “continue” or the negatives of these terms, variations on them and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

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

Overview

Business Overview

Quad is a marketing experience, or MX, company that simplifies the complexities of marketing, removing friction from wherever it occurs along the marketing journey. Its results-driven approach enables stronger marketing operations that lead to real, repeatable success for its clients. The Company does this through its MX Solutions Suite, which is flexible, scalable and connected. Quad tailors its solutions to each client’s objectives, driving cost efficiencies, improving speed to market, strengthening marketing effectiveness and delivering value on their investments. Quad employed approximately 10,100 people in 10 countries and served approximately 2,100 clients through September 2026, including industry-leading blue-chip companies that serve both businesses and consumers across multiple industry verticals, with a particular focus on commerce, including retail, consumer packaged goods and direct to-consumer; financial services; and health.

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

Quad applies holistic continuous improvement and lean enterprise methodologies to further streamline its processes and maximize operating margins. These same methodologies are applied to its selling, general and administrative functions. The Company continually works to lower its cost structure by consolidating manufacturing operations into its most efficient facilities, as well as realizing purchasing, mailing and logistics synergies by centralizing and consolidating print manufacturing volumes, and eliminating redundancies in its administrative and corporate operations. Quad believes that its focused efforts to be a high-quality, low-cost producer, will enable it to generate increased Free Cash Flow and allow the Company to maintain a strong balance sheet through debt reduction. The Company’s disciplined financial approach and strong, trusted banking relationships allow it to maintain sufficient liquidity and to reduce refinancing risk. The Company had total liquidity of $241.0 million as of September 30, 2026, which consisted of up to $218.2 million of unused capacity under its revolving credit agreement, which was net of $23.6 million of issued letters of credit, and cash and cash equivalents of $22.8 million. Total liquidity is reduced to $156.5 million under the Company’s most restrictive debt covenants.

Segments

The Company’s operating and reportable segments are aligned with how the chief operating decision-maker of the Company currently manages the business. The Company’s operating and reportable segments, including their product and service offerings, and a “Corporate” category, are summarized below.

•The United States Print and Related Services segment is predominantly comprised of the Company’s United States printing operations, managed as one integrated platform, and marketing and other complementary services. The printing operations include print execution and logistics for retail inserts, catalogs, long-run publications, special interest publications, journals, direct mail, directories, in-store marketing and promotion, packaging, custom print products, as well as other commercial and specialty printed products, along with global paper procurement and the manufacture of ink. Marketing and other complementary services include data intelligence and analytics, technology solutions, media planning, placement and optimization, creative strategy and content creation, as well as execution in non-print channels (e.g., digital and broadcast). This segment also includes medical services. The United States Print and Related Services segment accounted for approximately 92% of the Company’s consolidated net sales during the three and nine months ended September 30, 2026.

•The International segment consists of the Company’s printing operations in Latin America, including operations in Colombia, Mexico and Peru (until the closure of that operation in the third quarter of 2026), as well as operations in Europe, including operations in England, France, Germany and Poland, until the European operations were sold on February 28, 2025. This segment provides printed products and marketing and other complementary services consistent with the United States Print and Related Services segment. The International segment accounted for approximately 8% of the Company’s consolidated net sales during the three and nine months ended September 30, 2026.

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

The Company remains disciplined with its net debt leverage. The Company’s consolidated debt and finance lease obligations increased by $73.1 million during the nine months ended September 30, 2026, primarily due to the following: (1) $62.4 million in cash used in operating activities; (2) $37.6 million in purchases of property, plant and equipment; (3) $14.9 million in cash dividends; and (4) $12.2 million in purchases of treasury stock and equity awards redeemed to pay employees’ tax obligations, partially offset by a $40.5 million reduction in cash and cash equivalents and $18.1 million in proceeds from the sale of property, plant and equipment.

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

The USPS continues to experience financial problems. The passing of the Postal Service Reform Act of 2022, signed in April 2022, gave the USPS considerable financial relief as well as significant other relief over the next ten years. While the legislative postal reform helps considerably, without decreased operational cost structures, increased efficiencies or increased volumes and revenues, these losses are expected to continue into the future. To address the long-term viability of the Postal Service, the USPS is working with Congress on a legislative agenda that will restore the financial viability of the organization.

As a result of the ongoing financial difficulties, the USPS has continued to adjust its postal rates and service levels. During March 2026, the USPS announced an 8% temporary increase on Ground Advantage and Priority Mail that started on April 26, 2026 and will continue until January 17, 2027. The USPS Market Dominant price increase was approved by the Postal Regulatory Commission (“PRC”) and went into effect on July 12, 2026. On June 30, 2026, the USPS 10% catalog insights promotions officially came to an end. The combination of this promotion ending combined with the USPS annual price increase is expected to have a negative impact on catalog volumes for the remainder of 2026. Additionally, the USPS implemented a temporary peak holiday price increase for domestic competitive parcels effective October 4, 2026 through January 17, 2027.

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

Given the significant amount of concern that has been expressed by the mailing industry, in April 2024, the PRC opened a proceeding to start the next rate system review, which includes a phased approach of proposing changes to improve rate predictability. On January 13, 2026, the PRC issued a final rule that restricts the USPS to one price change a year on Market Dominant products from 2026 to 2030. While this decision was welcomed by the mailing industry, it is currently being appealed by the USPS. On December 22, 2025, the USPS filed a petition with the PRC, requesting new rules on Market Dominant rates to either eliminate the price cap and give full rate authority to the Board of Governors, or if a price cap continues to be required, allow a rate reset with a conservative 22% banked authority for the USPS to use. It remains unknown how the PRC will respond, but a second phase of rulings could occur in the second half of 2026.

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

The Company continues to face several other industry challenges that have adversely impacted, and are expected to continue to adversely impact, the Company’s results of operations. The Company is closely monitoring the potential impacts of tariffs and recessionary pressures on its clients’ businesses that could impact their marketing spend, including print volumes. The Company continues to operate in an elevated interest rate environment, which is expected to continue through 2026. Additionally, the price and availability of paper has been, and may continue to be, adversely affected by paper mills’ permanent or temporary closures; paper mills’ access to raw materials, conversion to produce other types of paper that are not usable by the Company in its operations (which a number of paper mills have done or are doing), and ability to transport paper produced; and tariffs and trade restrictions. While the increase in fuel prices could impact logistics operations, the Company is able to pass a substantial portion of any increase directly to its clients. Postal rate increases, along with the previously described industry challenges, have led to reduced demand for printed products and has caused clients to move more aggressively into other delivery methods, such as the many digital and mobile options now available to consumers. These challenges have, as needed, driven the Company to institute several cost saving measures through its restructuring program, including plant closures and headcount reductions. Through these cost saving measures and proceeds from asset sales, the Company has been able to maintain focus on its transformation into an MX company, with flexibility to invest into the growing business, as well as continuing to return capital to shareholders and reduce debt. The Company is also dependent on its production personnel to print the Company’s products in a cost-effective and efficient manner that allows the Company to obtain new clients and to drive sales from existing clients. The Company is unable to predict the full future impact these challenges will have on its business, financial condition, cash flows and results of operations, but expects them to continue through 2026.

Results of Operations for the Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025

Summary Results

The Company’s operating income, operating margin, net earnings (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings per share for the three months ended September 30, 2026, changed from the three months ended September 30, 2025, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings	Diluted Earnings Per Share
For the Three Months Ended September 30, 2025	$26.4	4.5%	$10.2	$0.21
Restructuring, impairment and transaction-related charges, net (1)	(11.9)	(2.1)%	(8.9)	(0.18)
Other operating income elements (2)	(0.6)	—%	(0.4)	(0.01)
Operating Income	13.9	2.4%	0.9	0.02
Interest expense (3)	N/A	N/A	2.3	0.04
Net pension (income) expense (4)	N/A	N/A	0.4	0.01
Income taxes (5)	N/A	N/A	1.9	0.04
For the Three Months Ended September 30, 2026	$13.9	2.4%	$5.5	$0.11
______________________________
(1)Restructuring, impairment and transaction-related charges, net increased $11.9 million ($8.9 million, net of tax), to $19.2 million during the three months ended September 30, 2026, and included the following:

a.A $4.0 million increase in employee termination charges from $2.3 million during the three months ended September 30, 2025, to $6.3 million during the three months ended September 30, 2026;

b.A $7.5 million increase in impairment charges from $0.6 million during the three months ended September 30, 2025, to $8.1 million during the three months ended September 30, 2026;

c.A $10.6 million increase in transaction-related charges from $0.4 million during the three months ended September 30, 2025, to $11.0 million during the three months ended September 30, 2026;

d.A $1.4 million decrease in integration costs from $1.6 million during the three months ended September 30, 2025, to $0.2 million during the three months ended September 30, 2026; and

e.An $8.8 million decrease in various other restructuring charges from $2.4 million of expense during the three months ended September 30, 2025, to $6.4 million of income during the three months ended September 30, 2026.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements decreased $0.6 million ($0.4 million, net of tax) primarily due to the impact from net sales product and services mix, partially offset by a $4.0 million decrease in selling, general and administrative expenses and a $1.5 million decrease in depreciation and amortization expense.

(3)Interest expense decreased $3.1 million ($2.3 million, net of tax) during the three months ended September 30, 2026, to $9.7 million. This change was primarily due to the reduction of interest expense related to the settlement of the Mexico tax litigation, lower average debt levels and a lower weighted average interest rate on borrowings in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

(4)Net pension (income) expense increased $0.6 million ($0.4 million, net of tax) during the three months ended September 30, 2026, from $0.4 million of expense to $0.2 million of income. This was due to a $1.8 million decrease from interest cost on pension plan liabilities and a $0.2 million decrease in the amortization of actuarial loss, partially offset by a $1.4 million decrease from the expected long-term return on pension plan assets.

(5)The $1.9 million decrease in income tax expense as calculated in the following table is primarily due to a $3.1 million decrease related to the Company’s liability for audit assessments and unrecognized income tax benefits and a $2.4 million decrease from valuation allowance reserves, partially offset by a $2.8 million increase from the impact of non-deductible expenses.

	Three Months Ended September 30,
	2026	2025	$ Change
	(dollars in millions)
Earnings before income taxes	$4.4	$13.2	$(8.8)
Normalized tax rate	25.0%	25.0%
Income tax expense at normalized tax rate	1.1	3.3	(2.2)

Income tax (benefit) expense from the condensed consolidated statements of operations	(1.1)	3.0	(4.1)

Impact of income taxes	$(2.2)	$(0.3)	$(1.9)

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Three Months Ended September 30,
	2026	% of Sales	2025	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$455.1	77.6%	$459.1	78.1%	$(4.0)	(0.9)%
Services	131.6	22.4%	128.9	21.9%	2.7	2.1%
Total net sales	586.7	100.0%	588.0	100.0%	(1.3)	(0.2)%
Cost of sales:
Products	373.9	63.7%	373.4	63.5%	0.5	0.1%
Services	85.0	14.5%	80.7	13.7%	4.3	5.3%
Total cost of sales	458.9	78.2%	454.1	77.2%	4.8	1.1%
Selling, general & administrative expenses	76.9	13.1%	80.9	13.8%	(4.0)	(4.9)%
Depreciation and amortization	17.8	3.0%	19.3	3.3%	(1.5)	(7.8)%
Restructuring, impairment and transaction-related charges, net	19.2	3.3%	7.3	1.2%	11.9	163.0%
Total operating expenses	572.8	97.6%	561.6	95.5%	11.2	2.0%
Operating income	$13.9	2.4%	$26.4	4.5%	$(12.5)	(47.3)%

Net Sales

Product sales decreased $4.0 million, or 0.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $6.2 million decrease in paper sales, partially offset by $2.0 million in favorable foreign exchange impacts and a $0.2 million increase in net sales.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, increased $2.7 million, or 2.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $7.1 million increase in logistics net sales, partially offset by a $4.4 million decrease in marketing services and medical services net sales.

Cost of Sales

Cost of product sales increased $0.5 million, or 0.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Cost of service sales increased $4.3 million, or 5.3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the impact from increased fuel costs in logistics, partially offset by the impact of lower marketing services and medical services net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.0 million, or 4.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to savings from other cost reduction initiatives and $1.3 million in lower employee-related costs, partially offset by a $0.5 million increase in unfavorable foreign exchange impacts. Selling, general and administrative expenses as a percentage of net sales was 13.1% for the three months ended September 30, 2026, compared to 13.8% for the three months ended September 30, 2025.

Depreciation and Amortization

Depreciation and amortization decreased $1.5 million, or 7.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to a $1.0 million decrease in depreciation expense, primarily due to impacts from plant closures and from property, plant and equipment becoming fully depreciated over the past year and a $0.5 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net increased $11.9 million, or 163.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the following:

	Three Months Ended September 30,
	2026	2025	$ Change
	(dollars in millions)
Employee termination charges	$6.3	$2.3	$4.0
Impairment charges (a)	8.1	0.6	7.5
Transaction-related charges (b)	11.0	0.4	10.6
Integration costs	0.2	1.6	(1.4)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	3.0	2.0	1.0
Equipment and infrastructure removal costs	0.2	0.3	(0.1)
Gain on the sale of Lima, Peru property, plant and equipment	(13.6)	—	(13.6)
Other restructuring activities	4.0	0.1	3.9
Other restructuring charges (income) (c)	(6.4)	2.4	(8.8)
Total restructuring, impairment and transaction-related charges, net	$19.2	$7.3	$11.9
______________________________
(a)Includes $8.1 million and $0.6 million of impairment charges during the three months ended September 30, 2026 and 2025, respectively, which consisted of $7.5 million for foreign currency translation adjustments related to the closure of the Lima, Peru operations in the third quarter of 2026, $0.6 million and $0.4 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities; and $0.2 million for operating lease right-of-use assets in 2025.
(b)Includes a $10.8 million credit loss expense related to a note receivable during the three months ended September 30, 2026.
(c)Includes $4.5 million of other restructuring charges related to the closure of the Lima, Peru operations in the third quarter of 2026.

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

EBITDA and EBITDA margin for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, were as follows:

	Three Months Ended September 30,
	2026	% of Net Sales	2025	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$31.9	5.4%	$45.3	7.7%

EBITDA decreased $13.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to $11.9 million of increased restructuring, impairment and transaction-related charges, net.

A reconciliation of EBITDA to net earnings for the three months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,
	2026	2025
	(dollars in millions)
Net earnings (1)	$5.5	$10.2
Interest expense	9.7	12.8
Income tax (benefit) expense	(1.1)	3.0
Depreciation and amortization	17.8	19.3
EBITDA (non-GAAP)	$31.9	$45.3
______________________________
(1)Net earnings included the following:
a.Restructuring, impairment and transaction-related charges, net of $19.2 million and $7.3 million for the three months ended September 30, 2026 and 2025, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$408.4	$415.9	$(7.5)	(1.8)%
Services	131.6	128.9	2.7	2.1%
Operating income (including restructuring, impairment and transaction-related charges, net)	35.1	36.5	(1.4)	(3.8)%
Operating margin	6.5%	6.7%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$9.0	$6.6	$2.4	36.4%

Net Sales

Product sales for the United States Print and Related Services segment decreased $7.5 million, or 1.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $4.2 million decrease in paper sales and a $3.3 million decrease in net sales from lower print product volumes.

Service sales for the United States Print and Related Services segment increased $2.7 million, or 2.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $7.1 million increase in logistics net sales, partially offset by a $4.4 million decrease in marketing services and medical services.

Operating Income

Operating income for the United States Print and Related Services segment decreased $1.4 million, or 3.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $2.4 million increase in restructuring, impairment and transaction-related charges, net, partially offset by a $1.4 million decrease in depreciation and amortization.

Operating margin for the United States Print and Related Services segment decreased to 6.5% for the three months ended September 30, 2026, from 6.7% for the three months ended September 30, 2025, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the United States Print and Related Services segment increased $2.4 million, or 36.4%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the following:

	Three Months Ended September 30,
	2026	2025	$ Change
	(dollars in millions)
Employee termination charges	$6.2	$2.1	$4.1
Impairment charges (a)	0.6	0.6	—
Integration costs	0.2	1.6	(1.4)
Other restructuring charges	2.0	2.3	(0.3)
Total restructuring, impairment and transaction-related charges, net	$9.0	$6.6	$2.4
______________________________
(a)Includes $0.6 million of impairment charges during the three months ended September 30, 2026 and 2025, which consisted of $0.6 million and $0.4 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities; and $0.2 million for operating lease right-of-use assets in 2025.

International

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the International segment:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$46.7	$43.2	$3.5	8.1%
Operating income (including restructuring, impairment and transaction-related charges, net)	2.0	2.5	(0.5)	(20.0)%
Operating margin	4.3%	5.8%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$(0.9)	$0.3	$(1.2)	nm

Net Sales

Product sales for the International segment increased $3.5 million, or 8.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $3.5 million increase in net sales from higher print product volumes and $2.0 million in favorable foreign exchange impacts, primarily in Colombia and Mexico, partially offset by a $2.0 million decrease in paper sales.

Operating Income

Operating income for the International segment decreased $0.5 million, or 20.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $1.7 million decrease in operating income, primarily in Mexico, partially offset by a $1.2 million decrease in restructuring, impairment and transaction-related charges, net.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the International segment decreased $1.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the following:

	Three Months Ended September 30,
	2026	2025	$ Change
	(dollars in millions)
Employee termination charges	$0.1	$0.2	$(0.1)
Impairment charges (a)	7.5	—	7.5
Transaction-related charges	0.1	—	0.1
Other restructuring charges (income) (b)	(8.6)	0.1	(8.7)
Total restructuring, impairment and transaction-related charges, net	$(0.9)	$0.3	$(1.2)
______________________________
(a)Includes $7.5 million of impairment charges for foreign currency translation adjustments related to the closure of the Lima, Peru operations in the third quarter of 2026.
(b)Includes a $13.6 million gain on the sale of Lima, Peru property, plant and equipment, partially offset by $4.5 million of other restructuring charges related to the closure of the Lima, Peru operations in the third quarter of 2026.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges, net)	$23.2	$12.6	$10.6	84.1%
Restructuring, impairment and transaction-related charges, net	11.1	0.4	10.7	nm

Operating Expenses

Corporate operating expenses increased $10.6 million, or 84.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $10.7 million increase in restructuring, impairment and transaction-related charges, net.

Restructuring, Impairment and Transaction-Related Charges, Net

Corporate restructuring, impairment and transaction-related charges, net increased $10.7 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the following:

	Three Months Ended September 30,
	2026	2025	$ Change
	(dollars in millions)
Transaction-related charges (a)	10.9	0.4	10.5
Other restructuring charges	0.2	—	0.2
Total restructuring, impairment and transaction-related charges, net	$11.1	$0.4	$10.7
______________________________
(a)Includes a $10.8 million credit loss expense related to a note receivable in the third quarter of 2026.

Results of Operations for the Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025

Summary Results

The Company’s operating income, operating margin, net earnings (computed using a 25% normalized tax rate for all items subject to tax) and diluted earnings per share for the nine months ended September 30, 2026, changed from the nine months ended September 30, 2025, as follows (dollars in millions, except margin and per share data):

	Operating Income	Operating Margin	Net Earnings	Diluted Earnings Per Share
For the nine months ended September 30, 2025	$59.7	3.3%	$15.9	$0.32
Restructuring, impairment and transaction-related charges, net (1)	(14.2)	(0.8)%	(10.6)	(0.21)
Other operating income elements (2)	1.0	0.2%	0.8	0.02
Operating Income	46.5	2.7%	6.1	0.13
Interest expense (3)	N/A	N/A	7.4	0.14
Net pension (income) expense (4)	N/A	N/A	1.2	0.03
Income taxes (5)	N/A	N/A	0.7	0.01
For the nine months ended September 30, 2026	$46.5	2.7%	$15.4	$0.31
______________________________
(1)Restructuring, impairment and transaction-related charges, net increased $14.2 million ($10.6 million, net of tax), to $37.3 million during the nine months ended September 30, 2026, and included the following:

a.An $8.6 million increase in employee termination charges from $8.8 million during the nine months ended September 30, 2025, to $17.4 million during the nine months ended September 30, 2026;

b.A $4.0 million increase in impairment charges from $5.1 million during the nine months ended September 30, 2025, to $9.1 million during the nine months ended September 30, 2026;

c.A $8.2 million increase in transaction-related charges from $3.4 million during the nine months ended September 30, 2025, to $11.6 million during the nine months ended September 30, 2026;

d.A $0.9 million decrease in integration costs from $1.8 million during the nine months ended September 30, 2025, to $0.9 million during the nine months ended September 30, 2026; and

e.A $5.7 million decrease in various other restructuring charges from $4.0 million of expense during the nine months ended September 30, 2025, to $1.7 million of income during the nine months ended September 30, 2026.

The Company expects to incur additional restructuring and integration costs in future reporting periods in connection with eliminating excess manufacturing capacity and properly aligning its cost structure in conjunction with the Company’s acquisitions and strategic investments, and other cost reduction programs.

(2)Other operating income elements increased $1.0 million ($0.8 million, net of tax impact) during the nine months ended September 30, 2026, primarily due to a $6.3 million decrease in depreciation and amortization expense, partially offset by the impact from lower net sales.
(3)Interest expense decreased $9.8 million ($7.4 million, net of tax) during the nine months ended September 30, 2026, to $28.6 million. This was primarily due to lower average debt levels, the reduction of interest expense related to the settlement of the Mexico tax litigation and lower weighted average interest rates on borrowings in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

(4)Net pension (income) expense increased $1.7 million ($1.2 million, net of tax) during the nine months ended September 30, 2026, from $1.1 million of expense to $0.6 million of income. This was due to a $5.2 million decrease from interest cost on pension plan liabilities and a $0.5 million decrease in the amortization of actuarial loss, partially offset by a $4.0 million decrease from the expected long-term return on pension plan assets.

(5)The $0.7 million decrease in income tax expense as calculated in the following table is primarily due to a $4.5 million decrease from valuation allowance reserves and a $1.2 million decrease related to the Company’s liability for audit assessments and unrecognized income tax benefits, partially offset by a $3.9 million increase from the impact of non-deductible expenses and a $0.7 million increase from deferred income tax on the investment in a foreign subsidiary.

	Nine Months Ended September 30,
	2026	2025	$ Change
	(dollars in millions)
Earnings before income taxes	$18.5	$20.2	$(1.7)
Normalized tax rate	25.0%	25.0%
Income tax expense at normalized tax rate	4.6	5.1	(0.5)

Income tax expense from the condensed consolidated statements of operations	3.1	4.3	(1.2)

Impact of income taxes	$(1.5)	$(0.8)	$(0.7)

Operating Results

The following table sets forth certain information from the Company’s condensed consolidated statements of operations on an absolute dollar basis and as a relative percentage of total net sales for each noted period, together with the relative percentage change in such information between the periods set forth below:

	Nine Months Ended September 30,
	2026	% of Sales	2025	% of Sales	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$1,363.1	78.1%	$1,401.9	78.3%	$(38.8)	(2.8)%
Services	382.1	21.9%	387.4	21.7%	(5.3)	(1.4)%
Total net sales	1,745.2	100.0%	1,789.3	100.0%	(44.1)	(2.5)%
Cost of sales:
Products	1,127.3	64.6%	1,156.4	64.6%	(29.1)	(2.5)%
Services	245.8	14.1%	245.8	13.7%	—	—%
Total cost of sales	1,373.1	78.7%	1,402.2	78.3%	(29.1)	(2.1)%
Selling, general & administrative expenses	234.9	13.5%	244.6	13.7%	(9.7)	(4.0)%
Depreciation and amortization	53.4	3.0%	59.7	3.4%	(6.3)	(10.6)%
Restructuring, impairment and transaction-related charges, net	37.3	2.1%	23.1	1.3%	14.2	61.5%
Total operating expenses	1,698.7	97.3%	1,729.6	96.7%	(30.9)	(1.8)%
Operating income	$46.5	2.7%	$59.7	3.3%	$(13.2)	(22.1)%

Net Sales

Product sales decreased $38.8 million, or 2.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a $42.1 million decrease in net sales from lower print product volumes, of which $10.9 million is from the impact of the sale of the European operations, and a $5.2 million decrease in paper sales, which is net of an $8.7 million decrease as a result of the sale of the European operations on February 28, 2025, partially offset by $8.5 million in favorable foreign exchange impacts.

Service sales, which primarily consist of logistics, distribution, marketing services, imaging and medical services, decreased $5.3 million, or 1.4%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a $15.4 million net decrease in marketing services and medical services, of which $0.3 million is a result of the sale of the European operations, partially offset by a $10.1 million increase in logistics net sales, which is net of a $2.6 million decrease as a result of the sale of the European operations.

Cost of Sales

Cost of product sales decreased $29.1 million, or 2.5%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the impacts from decreased print product net sales and lower paper sales.

Cost of service sales were flat for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the impact from increased fuel costs in logistics, offset by the impact of lower marketing services and medical services net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $9.7 million, or 4.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to $11.0 million in lower employee-related costs and savings from other cost reduction initiatives, partially offset by a $3.9 million decrease in favorable foreign exchange impacts. Selling, general and administrative expenses as a percentage of net sales was 13.5% for the nine months ended September 30, 2026, and 13.7% for the nine months ended September 30, 2025.

Depreciation and Amortization

Depreciation and amortization decreased $6.3 million, or 10.6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to a $5.5 million decrease in depreciation expense, primarily due to impacts from plant closures and from property, plant and equipment becoming fully depreciated over the past year, and a $0.8 million decrease in amortization expense.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net increased $14.2 million, or 61.5%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the following:

	Nine Months Ended September 30,
	2026	2025	$ Change
	(dollars in millions)
Employee termination charges	$17.4	$8.8	$8.6
Impairment charges (a)	9.1	5.1	4.0
Transaction-related charges (b)	11.6	3.4	8.2
Integration costs	0.9	1.8	(0.9)
Other restructuring charges (income)
Vacant facility carrying costs and lease exit charges	8.1	6.1	2.0
Equipment and infrastructure removal costs	0.5	1.5	(1.0)
Gain on the sale of Lima, Peru property, plant and equipment	(13.6)	—	(13.6)
Gain on the sale of a facility (c)	—	(4.3)	4.3
Loss on the sale of a business (d)	—	0.5	(0.5)
Other restructuring activities	3.3	0.2	3.1
Other restructuring charges (income) (e)	(1.7)	4.0	(5.7)
Total restructuring, impairment and transaction-related charges, net	$37.3	$23.1	$14.2
______________________________
(a)Includes $9.1 million and $5.1 million of impairment charges during the nine months ended September 30, 2026 and 2025, respectively, which consisted of the following: $7.5 million for foreign currency translation adjustments related to the closure of the Lima, Peru operations in the third quarter of 2026, $3.0 million of impairment for software licensing and related implementation costs from a terminated project in 2025; $1.6 million and $1.9 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities; and $0.2 million for operating lease right-of-use assets in 2025.

(b)Includes professional service fees related to business acquisition and divestiture activities, including a $10.8 million credit loss expense related to a note receivable during the nine months ended September 30, 2026, and charges related to the sale of the European operations in 2025.
(c)Includes a $4.3 million gain on the sale of the West Sacramento, California facility during the nine months ended September 30, 2025.
(d)Includes a $0.5 million loss on the sale of the European operations during the nine months ended September 30, 2025.
(e)Includes $4.5 million of other restructuring charges related to the closure of the Lima, Peru operations in the third quarter of 2026.

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

EBITDA and EBITDA margin for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, were as follows:

	Nine Months Ended September 30,
	2026	% of Net Sales	2025	% of Net Sales
	(dollars in millions)
EBITDA and EBITDA margin (non-GAAP)	$100.5	5.8%	$118.3	6.6%

EBITDA decreased $17.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to $14.2 million of increased restructuring, impairment and transaction-related charges, net and the impact of lower net sales.

A reconciliation of EBITDA to net earnings for the nine months ended September 30, 2026 and 2025, was as follows:

	Nine Months Ended September 30,
	2026	2025
	(dollars in millions)
Net earnings (1)	$15.4	$15.9
Interest expense	28.6	38.4
Income tax expense	3.1	4.3
Depreciation and amortization	53.4	59.7
EBITDA (non-GAAP)	$100.5	$118.3
______________________________
(1)Net earnings included the following:
a.Restructuring, impairment and transaction-related charges, net of $37.3 million and $23.1 million for the nine months ended September 30, 2026 and 2025, respectively.

United States Print and Related Services

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the United States Print and Related Services segment:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$1,214.9	$1,238.6	$(23.7)	(1.9)%
Services	382.1	384.5	(2.4)	(0.6)%
Operating income (including restructuring, impairment and transaction-related charges, net)	87.9	91.0	(3.1)	(3.4)%
Operating margin	5.5%	5.6%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$22.5	$18.7	$3.8	20.3%

Net Sales

Product sales for the United States Print and Related Services segment decreased $23.7 million, or 1.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a $29.6 million decrease in net sales from lower print product volumes, partially offset by a $5.9 million increase in paper sales driven by an increase in Quad-supplied paper.

Service sales for the United States Print and Related Services segment decreased $2.4 million, or 0.6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a $15.1 million net decrease in marketing services and medical services, partially offset by a $12.7 million increase in logistics net sales.

Operating Income

Operating income for the United States Print and Related Services segment decreased $3.1 million, or 3.4%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a $3.8 million increase in restructuring, impairment and transaction-related charges, net and the impact from decreased net sales, partially offset by a $5.2 million decrease in depreciation and amortization expense.

The operating margin for the United States Print and Related Services segment decreased to 5.5% for the nine months ended September 30, 2026, compared to 5.6% for the nine months ended September 30, 2025, primarily due to the reasons provided above.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the United States Print and Related Services segment increased $3.8 million, or 20.3%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the following:

	Nine Months Ended September 30,
	2026	2025	$ Change
	(dollars in millions)
Employee termination charges	$13.3	$8.4	$4.9
Impairment charges (a)	1.1	5.1	(4.0)
Integration costs	0.9	1.8	(0.9)
Other restructuring charges, net (b)	7.2	3.4	3.8
Total restructuring, impairment and transaction-related charges, net	$22.5	$18.7	$3.8
______________________________
(a)Includes $1.1 million and $5.1 million of impairment charges during the nine months ended September 30, 2026 and 2025, respectively, which consisted of $3.0 million for software licensing and related implementation costs from a terminated project in 2025, $1.1 million and $1.9 million, respectively, for certain property, plant and equipment no longer being utilized in production as a result of facility consolidations, as well as other capacity reduction activities; and $0.2 million for operating lease right-of-use assets in 2025.
(b)Includes a $4.3 million gain on the sale of the West Sacramento, California facility during the nine months ended September 30, 2025.

International

The following table summarizes net sales, operating income, operating margin and certain items impacting comparability within the International segment:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Net sales:
Products	$148.2	$163.3	$(15.1)	(9.2)%
Services	—	2.9	(2.9)	(100.0)%
Operating income (including restructuring, impairment and transaction-related charges, net)	7.6	7.0	0.6	8.6%
Operating margin	5.1%	4.2%	N/A	N/A
Restructuring, impairment and transaction-related charges, net	$2.7	$3.3	$(0.6)	(18.2)%

Net Sales

Product sales for the International segment decreased $15.1 million, or 9.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to a $12.5 million decrease in net sales from lower print product volume, of which $10.9 million is a result of the sale of the European operations, and an $11.1 million decrease in paper sales, of which $8.7 million is a result of the sale of the European operations, partially offset by $8.5 million in favorable foreign exchange impacts, primarily in Mexico and Colombia.

Service sales for the International segment decreased $2.9 million, or 100.0%, for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, primarily due to a $2.6 million decrease in logistics net sales and a $0.3 million decrease in marketing service net sales, both as a result of the sale of the European operations.

Operating Income

Operating income for the International segment increased $0.6 million, or 8.6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a $0.6 million decrease in restructuring, impairment and transaction-related charges, net.

Restructuring, Impairment and Transaction-Related Charges, Net

Restructuring, impairment and transaction-related charges, net for the International segment decreased $0.6 million, or 18.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the following:

	Nine Months Ended September 30,
	2026	2025	$ Change
	(dollars in millions)
Employee termination charges	$4.1	$0.4	$3.7
Impairment charges (a)	8.0	—	8.0
Transaction-related charges (b)	0.3	2.3	(2.0)
Other restructuring charges (income) (c)	(9.7)	0.6	(10.3)
Total restructuring, impairment and transaction-related charges, net	$2.7	$3.3	$(0.6)
______________________________
(a)Includes $7.5 million of impairment charges for foreign currency translation adjustments related to the closure of the Lima, Peru operations in the third quarter of 2026.
(b)Includes professional service fees related to business acquisition and divestiture activities, including charges related to the sale of the European operations in 2025.
(c)Includes a $13.6 million gain on the sale of Lima, Peru property, plant and equipment, partially offset by $4.5 million of other restructuring charges related to the closure of the Lima, Peru operations in the third quarter of 2026, and a $0.5 million loss on the sale of the European operations in 2025.

Corporate

The following table summarizes unallocated operating expenses presented as Corporate:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Operating expenses (including restructuring, impairment and transaction-related charges, net)	$49.0	$38.3	$10.7	27.9%
Restructuring, impairment and transaction-related charges, net	12.1	1.1	11.0	nm

Operating Expenses

Corporate operating expenses increased $10.7 million, or 27.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an $11.0 million increase in restructuring, impairment and transaction-related charges, net.

Restructuring, Impairment and Transaction-Related Charges, Net

Corporate restructuring, impairment and transaction-related charges, net increased $11.0 million, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the following:

	Nine Months Ended September 30,
	2026	2025	$ Change
	(dollars in millions)
Transaction-related charges (a)	$11.3	$1.1	$10.2
Other restructuring charges	0.8	—	0.8
Total restructuring, impairment and transaction-related charges, net	$12.1	$1.1	$11.0
______________________________
(a)Includes a $10.8 million credit loss expense related to a note receivable in the third quarter of 2026.

Liquidity and Capital Resources

The Company utilizes cash flows from operating activities and borrowings under its credit facilities to satisfy its liquidity and capital requirements. The Company had total liquidity of $241.0 million as of September 30, 2026, which consisted of up to $218.2 million of unused capacity under its revolving credit agreement, which was net of $23.6 million of issued letters of credit, and cash and cash equivalents of $22.8 million. Total liquidity is reduced to $156.5 million under the Company’s most restrictive debt covenants. There were $97.8 million of borrowings under the $339.6 million revolving credit facility as of September 30, 2026.

The Company believes its expected future cash flows from operating activities and its current liquidity and capital resources are sufficient to fund ongoing operating requirements and service debt and pension requirements for both the next 12 months and beyond.

Net Cash Used in Operating Activities

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Net cash used in operating activities increased $12.4 million, from $50.0 million for the nine months ended September 30, 2025, to $62.4 million for the nine months ended September 30, 2026. This increase was due to an $11.3 million increase in cash used in changes in operating assets and liabilities and a $1.1 million decrease in cash from net earnings and the related non-cash adjustments.

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Net cash used in investing activities decreased $22.1 million, from $43.3 million for the nine months ended September 30, 2025, to $21.2 million for the nine months ended September 30, 2026. The decrease was primarily due to the following: (1) a $14.4 million decrease in acquisition of a business; (2) a $5.6 million increase in proceeds from the sale of property, plant, and equipment; (3) a $2.9 million decrease in cash used in other investing activities; and (4) a $0.3 million decrease in cost investment in an unconsolidated entity. These decreases in cash used were partially offset by a $1.1 million increase in purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Net cash provided by financing activities decreased $24.9 million, from $68.2 million for the nine months ended September 30, 2025, to $43.3 million for the nine months ended September 30, 2026. The decrease was primarily due to the following: (1) a $20.1 million decrease in net borrowings of debt and lease obligations; (2) a $4.0 million increase in payments of cash dividends; (3) a $0.6 million increase in the purchase of treasury stock; and (4) a $0.2 million increase in equity awards redeemed to pay employees’ tax obligations.

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

Free Cash Flow for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was as follows:

	Nine Months Ended September 30,
	2026	2025
	(dollars in millions)
Net cash used in operating activities	$(62.4)	$(50.0)

Less: purchases of property, plant and equipment	37.6	36.5

Free Cash Flow (non-GAAP)	$(100.0)	$(86.5)

Free Cash Flow decreased $13.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a $12.4 million increase in net cash used in operating activities and a $1.1 million increase in capital expenditures. See the “Net Cash Used in Operating Activities” section above for further explanations of the change in operating cash flows.

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

The Company uses the Net Debt Leverage Ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the Net Debt Leverage Ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business, and accordingly, to quantify liquidity and our ability to strengthen the balance sheet through debt and pension liability reduction for strategic capital allocation and deployment through investments in the business (capital expenditures, acquisitions and strategic investments), and for returning capital to shareholders (dividends and share repurchases). The priorities for capital allocation and deployment will change as circumstances dictate for the business, and the Net Debt Leverage Ratio can be significantly impacted by the amount and timing of large expenditures requiring debt financing, as well as changes in profitability.

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

The Net Debt Leverage Ratio at September 30, 2026, and December 31, 2025, was as follows:

	September 30, 2026		December 31, 2025
	(dollars in millions)
Total debt and finance lease obligations on the condensed consolidated balance sheets	$444.3		$371.2
Less: Cash and cash equivalents	22.8		63.3
Net Debt (non-GAAP)	$421.5		$307.9

Divided by: trailing twelve months Adjusted EBITDA (non-GAAP)	192.6		$196.2

Net Debt Leverage Ratio (non-GAAP)	2.19	x	1.57	x

The calculation of Adjusted EBITDA for the trailing twelve months ended September 30, 2026, and December 31, 2025, was as follows:

		Add	Subtract	Trailing Twelve Months Ended
	Year Ended	Nine Months Ended
	December 31, 2025 (1)	September 30, 2026	September 30, 2025	September 30, 2026
Net earnings	$27.0	$15.4	$15.9	$26.5
Interest expense	50.5	28.6	38.4	40.7
Income tax expense	5.5	3.1	4.3	4.3
Depreciation and amortization	78.6	53.4	59.7	72.3
EBITDA (non-GAAP)	$161.6	$100.5	$118.3	$143.8
Restructuring, impairment and transaction-related charges, net	21.8	37.3	23.1	36.0
Settlement charge from defined benefit pension plan annuitization	12.8	—	—	12.8
Adjusted EBITDA (non-GAAP)	$196.2	$137.8	$141.4	$192.6
______________________________
(1)Financial information for the year ended December 31, 2025, is included as reported in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 18, 2026.

The Net Debt Leverage Ratio at September 30, 2026, increased 0.62x, compared to December 31, 2025, primarily due to a $113.6 million increase in Net Debt and a $3.6 million reduction in trailing twelve months Adjusted EBITDA. The Net Debt Leverage Ratio at September 30, 2026, is above management’s desired target Net Debt Leverage Ratio range of 1.50x to 2.00x; however, the Company operates above the Net Debt Leverage Ratio target range at certain times of the year due to the seasonality of our working capital needs.

Debt Obligations

As of September 30, 2026, the Company utilized a combination of debt instruments to fund cash requirements, including the following:

•Senior Secured Credit Facility:

◦Revolving credit facility ($97.8 million outstanding as of September 30, 2026); and

◦Term Loan A ($334.4 million outstanding as of September 30, 2026).

Covenants and Compliance

The Company’s various lending arrangements include certain financial covenants (all financial terms, numbers and ratios are as defined in the Company’s debt agreements). Among these covenants, the Company was required to maintain the following as of September 30, 2026:

•Total Leverage Ratio. On a rolling twelve-month basis, the Total Leverage Ratio, defined as consolidated total indebtedness to consolidated EBITDA, shall not exceed 3.50 to 1.00 (for the twelve months ended September 30, 2026, the Company’s Total Leverage Ratio was 2.22 to 1.00).

•If there is any amount outstanding on the revolving credit facility or Term Loan A, or if any lender has any revolving credit exposure or Term Loan A credit exposure, the Company is required to maintain the following:
◦Senior Secured Leverage Ratio. On a rolling four-quarter basis, the Senior Secured Leverage Ratio, defined as the ratio of consolidated senior secured net indebtedness to consolidated EBITDA, shall not exceed 3.00 to 1.00 for any fiscal quarter ending on or after September 30, 2024 (for the twelve months ended September 30, 2026, the Company’s Senior Secured Leverage Ratio was 2.21 to 1.00).
◦Interest Coverage Ratio. On a rolling twelve-month basis, the Interest Coverage Ratio, defined as consolidated EBITDA to cash consolidated interest expense, shall not be less than 3.00 to 1.00 (for the twelve months ended September 30, 2026, the Company’s Interest Coverage Ratio was 5.32 to 1.00).

The Company was in compliance with all financial covenants in its debt agreements as of September 30, 2026. While the Company currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met. The Company’s failure to maintain compliance with the covenants could prevent the Company from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions.

In addition to those covenants, the Senior Secured Credit Facility also includes certain limitations on acquisitions, indebtedness, liens, dividends and repurchases of capital stock.

•If the Company’s Total Leverage Ratio is greater than 2.75 to 1.00, the Company is prohibited from making greater than $60.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Company’s Total Leverage Ratio is above 2.50 to 1.00 but below 2.75 to 1.00, the Company is prohibited from making greater than $100.0 million of dividend payments, capital stock repurchases and certain other payments, over the course of the agreement. If the Total Leverage Ratio is less than 2.50 to 1.00, there are no such restrictions. As the Company’s Total Leverage Ratio as of September 30, 2026, was 2.22 to 1.00, the limitations described above are not currently applicable.

•If the Company’s Senior Secured Leverage Ratio is greater than 3.00 to 1.00 or the Company’s Total Net Leverage Ratio which, on a rolling twelve-month basis, is defined as consolidated net indebtedness to consolidated EBITDA, is greater than 3.50 to 1.00, the Company is prohibited from voluntarily prepaying any unsecured or subordinated indebtedness, with certain exceptions (including any mandatory prepayments on any unsecured or subordinated debt). If the Senior Secured Leverage Ratio is less than 3.00 to 1.00 and the Total Net Leverage Ratio is less than 3.50 to 1.00, there are no such restrictions. The limitations described above are not currently applicable, as the Company’s Senior Secured Leverage Ratio was 2.21 to 1.00 and the Total Net Leverage Ratio was 2.21 to 1.00, as of September 30, 2026.

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

The following repurchases occurred during the nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of Class A common stock	522,449	42,880	967,560	1,439,535
Weighted average price per share	$10.03	$5.20	$8.66	$5.40
Total repurchases during the period (in millions)	$5.2	$0.2	$8.4	$7.8

As of September 30, 2026, there were $61.1 million of authorized repurchases remaining under the program.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt and finance leases. The variable rate debt outstanding at September 30, 2026, was primarily comprised of $334.4 million outstanding on the Term Loan A. As of September 30, 2026, there was also $97.8 million outstanding on the revolving credit facility. In order to reduce the variability of cash flows from interest payments related to a portion of Quad’s variable rate debt, the Company has four interest rate swaps with notional amounts totaling $130.0 million and a $75.0 million notional amount interest rate collar, and has, therefore, classified $205.0 million of the Company’s variable rate debt as fixed rate debt. Including the impact of the $205.0 million interest rate hedges of variable rate to fixed rate debt, Quad had variable rate debt outstanding of $231.1 million at a current weighted average interest rate of 6.6% and fixed rate debt and finance leases outstanding of $213.2 million at a current weighted average interest rate of 6.7% as of September 30, 2026. A hypothetical 10% increase in the market interest rates impacting the Company’s current weighted average interest rate on variable rate debt obligations would change the fair value of floating rate debt at September 30, 2026 by approximately $1.6 million. In addition, a hypothetical 10% change in market interest rates would change the fair value of fixed rate debt at September 30, 2026, by approximately $0.2 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company’s non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company’s condensed consolidated balance sheets. As of September 30, 2026, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $89.9 million. The potential decrease in net current assets as of September 30, 2026, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, would be approximately $9.0 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate or understate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Credit Risk

Credit risk is the possibility of loss from a client’s failure to make payments according to contract terms. Prior to granting credit, each client is evaluated in an underwriting process, taking into consideration the prospective client’s financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the client’s ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Clients’ financial condition is continuously monitored as part of the normal course of business. Some of the Company’s clients are highly leveraged or otherwise subject to their own operating and regulatory risks. Additionally, the Company has a note receivable due from the buyer of the Company’s European operations. Based on those client account reviews, remedies in Company agreements, potential loss from a default of the note receivable from the sale of the European operations and the continued uncertainty of the global economy, the Company has established an allowance for credit losses of $32.8 million and $20.9 million as of September 30, 2026 and December 31, 2025, respectively.

The Company has a large, diverse client base and does not have a high degree of concentration with any single client account. During the three and nine months ended September 30, 2026, the Company’s largest client accounted for less than 5% of the Company’s net sales. Even if the Company’s credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with clients and other parties. Any increase in nonpayment or nonperformance by clients and other parties could adversely impact the Company’s results of operations and financial condition. Economic disruptions could result in significant future charges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 18, 2026.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Information about the Company’s repurchases of its class A common stock in the quarter ended September 30, 2026, was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2026 to July 31, 2026	—	—	—	66,344,674
August 1, 2026 to August 31, 2026	326,040	10.00	326,040	63,085,536
September 1, 2026 to September 30, 2026	196,409	10.08	196,409	61,106,218
Total	522,449		522,449
_____________________________
(1)Represents shares of the Company’s class A common stock.
(2)On July 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding class A common stock. Under the authorization, share repurchases may be made at the Company’s discretion, from time to time, in the open market and/or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were 522,449 and 967,560 shares repurchased during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, there were $61.1 million of authorized repurchases remaining under the program.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Compliance,” of this Quarterly Report on Form 10-Q, for a discussion of covenants under the Company’s debt agreements that may restrict the Company’s ability to pay dividends.

ITEM 5.    Other Information

During the quarter ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)	Financial statements from the Quarterly Report on Form 10-Q of Quad/Graphics, Inc. for the quarter ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAD/GRAPHICS, INC.

Date:	October 29, 2026	By:	/s/ J. Joel Quadracci
J. Joel Quadracci
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2026	By:	/s/ Anthony C. Staniak
Anthony C. Staniak
Chief Financial Officer and Treasurer
(Principal Financial Officer)